Form 10QSB
period 2001-06-30
CRESCENT FINANCIAL CORP
filed 2001-08-10
CIK 1143921

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20429



                                   FORM 10-QSB




[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

              For the Quarterly Period Ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM_________ TO ___________

                        Commission File Number 000-32951


                         CRESCENT FINANCIAL CORPORATION
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)


         NORTH CAROLINA                          56-2259050
         --------------                          ----------
      (State of Incorporation)                 (IRS Employer
                                           Identification Number)


                1005 HIGH HOUSE ROAD, CARY, NORTH CAROLINA 27513
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (919) 460-7770
                                 --------------
                           (Issuer's Telephone Number)



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes      X             No
           -----------           -----------

The number of shares of the registrant's common stock outstanding as of August 9, 2001 was 1,289,527.


                                                                                                  Page No.
                                                                                                  --------

Part I.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

              Consolidated Balance Sheets
              June 30, 2001 and December 31, 2000..............................................          3

              Consolidated Statements of Operations
              Three and Six Month Periods Ended June 30, 2001 and 2000.........................          4

              Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2001 and 2000..........................................          5

              Notes to Financial Statements....................................................          6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................     7 - 14

Part II.  Other Information

          Item 4. Submission of Matters to a Vote of Security Holders..........................         16

          Item 6. Exhibits and Reports on Form 8-K.............................................         16

Part I. Financial Information
Item 1 - Financial Statements
-----------------------------

                         CRESCENT FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
================================================================================


                                                                                       June 30, 2001        December 31,
                                                                                        (Unaudited)             2000*
                                                                                     ----------------     ----------------
                                                                                                (In Thousands)
ASSETS

Cash and due from banks                                                              $          9,107     $          2,479
Interest-earning deposits with banks                                                            3,482                  143
Federal funds sold                                                                              8,357                6,260
Investment securities available for sale at fair value                                         20,449               13,589
Loans                                                                                          68,565               48,469
Allowance for loan losses                                                                        (891)                (630)
                                                                                     -----------------    -----------------
                                                                       NET LOANS               67,674               47,839
Bank premises and equipment                                                                       949                1,022
Federal Home Loan Bank stock, at cost                                                             250                  100
Other assets                                                                                      656                  585
                                                                                     ----------------     ----------------

                                                                    TOTAL ASSETS     $        110,924     $         72,017
                                                                                     ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
   Demand                                                                            $         13,865     $          8,422
   Savings                                                                                        716                  485
   Money market and NOW                                                                        33,566               23,882
   Time                                                                                        47,258               28,910
                                                                                     ----------------     ----------------
                                                                  TOTAL DEPOSITS               95,405               61,699

Advances from Federal Home Loan Bank                                                            5,000                    -
Accrued expenses and other liabilities                                                            303                  324
                                                                                     ----------------     ----------------

                                                               TOTAL LIABILITIES              100,708               62,023
                                                                                     ----------------     ----------------

STOCKHOLDERS' EQUITY
Preferred stock, 2001, no par value, 5,000,000 shares authorized, none
    outstanding; 2000, none authorized                                                              -                    -
Common stock, 2001, $1 par value, 25,000,000 shares authorized, 1,289,527 shares issued and outstanding; 2000, $5 par value, 5,000,000 shares
    authorized, 1,146,246 shares outstanding                                                    1,290                5,731
   Additional paid-in capital                                                                   9,625                5,184
   Accumulated deficit                                                                           (940)                (960)
   Accumulated other comprehensive income                                                         241                   39
                                                                                     ----------------     ----------------

                                                      TOTAL STOCKHOLDERS' EQUITY               10,216                9,994
                                                                                     ----------------     ----------------
COMMITMENTS (Note C)
                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY     $        110,924     $         72,017
                                                                                     ================     ================


* Derived from audited financial statements.


See accompanying notes.

                         CRESCENT FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  For the Periods Ended June 30, 2001 and 2000
================================================================================


                                                              Three-month Periods                       Six-month Periods
                                                                   Ended June 30,                          Ended June 30,
                                                              2001              2000                 2001              2000
                                                          -------------    -------------         -------------     -------------
                                                                          (In Thousands, except per share data)
INTEREST INCOME
     Loans                                                $       1,387    $         666         $       2,620     $       1,158
     Investment securities available for sale                       250              205                   481               415
     Federal funds sold and interest-bearing deposits                97               26                   270                36
                                                          -------------    -------------         -------------     -------------

                            TOTAL INTEREST INCOME                 1,734              897                 3,371             1,609
                                                          -------------    -------------         -------------     -------------

INTEREST EXPENSE
     Deposits                                                       818              375                 1,648               656
     Borrowings                                                       4                5                     4                14
                                                          -------------    -------------         -------------     -------------

                           TOTAL INTEREST EXPENSE                   822              380                 1,652               670
                                                          -------------    -------------         -------------     -------------

                              NET INTEREST INCOME                   912              517                1,719                939

PROVISION FOR LOAN LOSSES                                           131              100                   263               166
                                                          -------------    -------------         -------------     -------------

                        NET INTEREST INCOME AFTER
                        PROVISION FOR LOAN LOSSES                   781              417                 1,456               773
                                                          -------------    -------------         -------------     -------------

NON-INTEREST INCOME                                                 104               32                   184                58
                                                          -------------    -------------         -------------     -------------

NON-INTEREST EXPENSE
     Salaries and employee benefits                                 392              259                   779               471
     Occupancy and equipment                                        191              159                   374               269
     Data processing                                                 46               42                    94                81
     Other                                                          197              140                   373               245
                                                          -------------    -------------         -------------     -------------

                       TOTAL NON-INTEREST EXPENSE                   826              600                 1,620             1,066
                                                          -------------    -------------         -------------     -------------

                INCOME (LOSS) BEFORE INCOME TAXES                    59            (151)                    20             (235)

INCOME TAXES                                                          -                -                     -                 -
                                                          -------------    -------------         -------------     -------------

                                NET INCOME (LOSS)         $          59    $       (151)         $          20     $       (235)
                                                          =============    =============         =============     =============

BASIC AND DILUTED NET INCOME
(LOSS) PER COMMON SHARE                                   $         .05    $       (.12)         $         .02     $       (.18)
                                                          =============    =============         =============     =============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Note D)                                   1,289,527        1,289,527             1,289,527         1,289,527
                                                          =============    =============         =============     =============


See accompanying notes.

                         CRESCENT FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     Six Months Ended June 30, 2001 and 2000
================================================================================


                                                                                             Six Months Ended June 30
                                                                                              2001                2000
                                                                                        ----------------    ----------------

                                                                                                    (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                    $           20       $        (235)
                                                                                        --------------       --------------
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
     Depreciation                                                                                  154                  87
     Provision for loan losses                                                                     263                 166
     (Gain) loss on sale of securities available for sale                                           (4)                  -
     Net (amortization) accretion of premiums and discounts on securities                          (17)                 (8)
     Change in assets and liabilities
        (Increase) in accrued interest receivable                                                  (75)               (136)
        (Increase) Decrease in other assets                                                          3                (281)
        Increase in accrued interest payable                                                        40                  24
        Increase (Decrease) in other liabilities                                                   (60)                 12
                                                                                        ---------------      -------------
                                                                   TOTAL ADJUSTMENTS               304                (136)
                                                                                        --------------       --------------

                                    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               324                (371)
                                                                                        --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale                                                  (10,696)             (1,114)
   Maturities of securities available for sale                                                   1,250                 250
   Proceeds from sales of securities available for sale                                          1,992                 500
   Principal repayments of securities available for sale                                           668                 309
   Net increase in loans                                                                       (20,097)            (12,837)
   Purchases of bank premises and equipment                                                        (82)               (436)
                                                                                        ---------------      --------------

                                               NET CASH USED BY INVESTING ACTIVITIES           (26,965)            (13,328)
                                                                                        ---------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits:
     Noninterest-bearing demand                                                                  5,443               1,416
     Savings                                                                                       231                  69
     Money market and NOW                                                                        9,684              10,166
     Time deposits                                                                              18,347               7,500

     Borrowed funds                                                                              5,000                   -

                                           NET CASH PROVIDED BY FINANCING ACTIVITIES            38,705              19,151
                                                                                        --------------       --------------

                                           NET INCREASE IN CASH AND CASH EQUIVALENTS            12,064               5,452

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   8,882               1,697
                                                                                        --------------       -------------

                                            CASH AND CASH EQUIVALENTS, END OF PERIOD    $       20,946               7,149
                                                                                        ==============       =============


See accompanying notes.

                         CRESCENT FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
================================================================================


NOTE A - ORGANIZATION AND OPERATIONS

On June 29, 2001 at 6:31 pm, Crescent Financial Corporation (the "Company") was formed as a holding company for Crescent State Bank (the "Bank"). Upon formation, one share of the Company's $1 par value common stock was exchanged for each of the then outstanding 1,289,527 shares of the Bank's $5 par value common stock. The Company currently has no operations and conducts no business on its own other than owning the Bank.

NOTE B - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2001 and 2000, in conformity with generally accepted accounting principles. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of the Bank's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE C - COMMITMENTS

At June 30, 2001, loan commitments are as follows

         Undisbursed lines of credit                         $     20,764,000
         Stand-by letters of credit                                   204,000


NOTE D - PER SHARE RESULTS

Net income (loss) per share has been computed by dividing net income (loss) for each period by the weighted average number of shares outstanding during such period. Outstanding stock options had no dilutive effect. Per share results for 2000 have been restated to include the effects of the stock split discussed below.


NOTE E - STOCK DIVIDEND

On April 19, 2001, the Board of Directors of Crescent State Bank declared a stock split effected as a 12-1/2 % dividend payable on May 25, 2001 to stockholders of record on May 11, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------


This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

Comparison of Financial Condition at June 30, 2001 and December 31, 2000 Crescent Financial Corporation has experienced significant growth during the six-month period ended June 30, 2001. Total assets grew by $39 million or 54% from $72.0 million at December 31, 2000 to $110.9 million at June 30, 2001. Earning assets at June 30, 2001 totaled $100.9 million and consisted of $68.6 million in gross loans, $20.4 million in investments, $8.4 million in overnight investments and $3.5 in interest-bearing deposits held at correspondent banks. Total deposits and stockholders' equity as of June 30, 2001 were $95.4 million and $10.2 million, respectively. At June 30, 2001, the Company had borrowings of $5.0 million from the Federal Home Loan Bank of Atlanta.

Gross loans outstanding at June 30, 2001 were $68.6 million representing an increase of $20.1 million or 41% over the $48.5 million at December 31, 2000. The commercial real estate category showed the most significant net increase growing $9.5 million from $29.3 million to $38.8 million. The commercial real estate category includes both mortgages secured by commercial properties and construction loans made to commercial builders but secured by either residential or commercial property. Growth in other loan categories included $5.2 million in commercial loans, $2.0 million in consumer loans, $1.7 million in loans secured by first trust on residential real estate and $1.6 million in home equity lines and loans. Crescent State Bank maintained an allowance for possible future loan losses of $891,400 or 1.30% of outstanding loans as of June 30, 2001. No material changes have occurred in the quality of the Company's assets since December 31, 2000. Asset quality remains high, as there were no loans 30 days or more past due as of June 30, 2001.

Federal funds sold increased by approximately $2.1 million during the six-month period to $8.4 million at June 30, 2001. The Bank holds funds in overnight investments to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels. The balance of Federal funds sold at the end of each month is not indicative of the average level sold during each month. The Bank has deposit relationships with several real estate settlement attorneys whose escrow accounts have significant balances during a several day period from the close of one month into the beginning of the next. During that brief period, the Bank earns interest in the overnight investment market on the portion of those funds that are collected. Federal funds sold averaged $4.3 million for the second quarter, which represented less than 5% of total average assets for the quarter.

There was a net change of $6.9 million in the investment securities portfolio during the six-month period ended June 30, 2001. Increases to the investment portfolio resulted from purchases of $10.5 million and an increase in the unrealized gain on securities available for sale of $202,000. Decreases in the portfolio resulted from $2.0 million in sales of securities, $1.2 million in maturities and $668,000 in principal repayments on mortgage-backed securities.

Non-earning assets increased by approximately $6.6 million between December 31, 2000 and June 30, 2001. The increase is fully attributable to the non-interest bearing cash category. Portions of the previously mentioned real estate settlement escrow funds are uncollected as of the end of each month. Check deposits made to these and other accounts on the last day of the month are sent to the Federal Reserve Bank in Charlotte for settlement, but are not available for overnight investment until collected. For more details regarding the increase in cash, see the Cash Flow Statement.

During the first half of 2000, deposits increased by $33.7 million or 55% to close at $95.4 million. Of the total increase, $28.3 million was concentrated in the interest-bearing deposit categories. Time deposits rose by $18.3 million, interest-bearing NOW accounts by $8.8 million, money market accounts by $918,000, and a statement savings balances increased by $231,000. Non-interest-bearing demand deposits increased by $5.4 million or 65% during the six-month period. A large portion of the increase in interest-bearing NOW accounts is attributable to the aforementioned real estate settlement escrow accounts. Time deposits as of June 30, 2001 were $47.3 million representing 49% of total deposits. Time deposits of $100,000 or more totaled $20.6 million at the end of the period.

Between December 31, 2000 and June 30, 2001, total stockholders' equity increased by $222,000. The increase resulted from the net income for the six-month period of $20,000 and the rise in market value on investments available for sale of $202,000.

Comparison of Results of Operations for the Three-Month Ended June 30, 2001 and 2000 The Company reported net income for the three-month period ending June 30, 2001 of $59,153 or $.05 per share compared with a net loss of $150,567 or $(.12) per share for the same period in 2000. Annualized return on average assets was
 .26% and (1.37)% and return on average equity was 2.36% and (6.12)% for the two periods ended June 30, 2001 and 2000, respectively. The Bank continued to experience a high level of growth during the second quarter, which had a positive impact on both net interest income and non-interest income. The increases in income more than offset increases in non-interest expenses associated with the growth experienced by the Company over the past twelve months.

Net Interest Income
-------------------
The discussion of net interest income should be read in conjunction with Table
1. Rate/Volume Analysis and Table 2. Average Balances, Interest and Average Yields/Cost. Net interest income for the three-month period ended June 30, 2001 was approximately $912,000 compared with $517,000 for the prior year period. Net interest margin declined by 69 basis points to 4.22% for the three-month period ended June 30, 2001 compared to 4.91% for the prior period. The average yield on total earning assets for the three-month period ended June 30, 2001 was 8.03%. This represents a 50 basis point decrease compared to the 8.53% yield reported at June 30, 2000. The cost of interest-bearing funds decreased from 5.10% to 4.74% or 36 basis points. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased to 3.28% from 3.43%. During the current three-month period, the Bank has relied more heavily on interest-bearing sources of funding as compared with the prior period. The percentage of average earning assets to average interest-bearing liabilities has declined from 141% to 125%. The rise in net interest income is due to the increases in earning asset volume compared to the prior period. The increase in net income was mitigated to a small degree by the 275 basis points decline in short-term interest rates since January 1, 2001.


Table 1.   Rate/Volume Analysis

                                                                       Three Months Ended June 30,
                                                                              2001 vs. 2000
                                                                             (in Thousands)
                                                             ------------------------------------------------
                                                                       Increase (Decrease) Due to
                                                             ------------------------------------------------

                                                                  Volume        Rate                   Total
                                                             ------------------------            ------------
Interest Income
Loan portfolio                                                       787         (66)                    721
Investment Securities                                                 35          10                      45
Fed funds and other interest-earning assets                           75          (4)                     71
                                                             ------------------------            ------------
Total interest-earning assets                                        896         (59)                    837


Interest Expense
Deposits                                                             465         (22)                    443
Borrowings                                                             1          (2)                     (1)
                                                             ------------------------            ------------
Total interest-bearing liabilities                                   466         (24)                    442

Net interest income                                                  431         (36)                    395
                                                             ========================            ============


As shown in Table 1 above, net interest income has grown as a result of the continued high rate of growth the Bank enjoyed over the past twelve months. Since June 30, 2000, average earning assets increased by $44.5 million or 105% and average interest-bearing liabilities increased by $39.6 million or 134%. The $36.6 million increase in average loans outstanding accounted for $787,000 of the $837,000 increase in interest income. The average balance of Fed funds and other interest-bearing assets increased by $5.7 million compared to the average for the prior period. Of the total $7.3 million in this category, $3.0 million was invested in a Certificate of Deposit with a correspondent bank and $4.3 million was the average balance maintained in overnight investments. The percentage of average overnight investments to average assets for the second quarter was less than 5%. The strong increases in net interest income derived from earning asset volume increases were not fully realized due to the current interest rate environment.

In response to weak economic conditions, the Federal Reserve has eased monetary policy six times since January 1, 2001 resulting in a 275 basis point decline in the prime-lending rate. As a result of the interest rate cuts and the Bank's balance sheet structure, the average yield on the earning assets of the Bank declined more rapidly and to a greater degree than the cost of interest-bearing liabilities. This has caused a narrowing of the net interest margin by 69 basis points.

Over 60% of the Bank's loan portfolio is priced off the prime-lending rate. As the prime rate falls, these loans reprice immediately or within a one-month period. New fixed rate loans made since January 1, 2001 carry lower rates of interest than those made during the comparative quarter. These factors caused the average yield on the loan portfolio to fall 110 basis points. The investment portfolio has been structured to mitigate the potential risk of the loan portfolio in the face of volatile interest rates. The yield of the investment portfolio was designed to increase as short-term rates and the prime-lending rate decrease. This strategy coupled with extending the duration of recent purchases has resulted in a 31 basis point increase in the average yield. The average yield on Fed funds sold and other interest earning assets has dropped by only 118 basis points despite the 275 basis point drop in short-term rates. The Bank invested $3.0 million in an eleven month Certificate of Deposit earning 6.30% in March 2001.




Table 2. Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

                                                                     Three Months Ended June 30,
                                               ------------------------------------------------------------------------
                                                            2001                                2000
                                               ------------------------------------------------------------------------
                                               Average                 Average     Average                 Average
                                               Balance     Interest    Yield/Cost  Balance     Interest    Yield/Cost
                                               ------------------------------------------------------------------------
Interest-earnings assets
------------------------
Loan portfolio                                    $ 63,870     $ 1,387       8.71%    $ 27,232       $ 666       9.81%
Investment securities                               15,497         250       6.46%      13,375         205       6.15%
Fed funds and other interest-earning assets          7,296          97       5.36%       1,575          26       6.54%
                                               ------------------------------------------------------------------------
Total earning assets                                86,663       1,734       8.03%      42,182         897       8.53%
Noninterest-bearing assets                           3,817                               1,968
                                               ------------                        ------------
Total assets                                      $ 90,480                            $ 44,150
                                               ============                        ============

Interest-bearing liabilities
----------------------------
Deposits                                          $ 69,194       $ 818       4.74%    $ 29,623       $ 375       5.07%
Borrowings                                             346           4       4.08%         309           5       6.75%
                                               ------------------------------------------------------------------------
Total interest-bearing liabilities                  69,540         822       4.74%      29,932         380       5.10%
Other liabilities                                   10,945                               4,351
Total Liabilities                                   80,485                              34,283
Stockholders' equity                                10,173                               9,866
                                               ------------                        ------------
Total liabilities & stockholders' equity          $ 90,480                            $ 44,149
                                               ============                        ============

                                                           ------------                        ------------
Net interest income                                              $ 912                               $ 517
                                                           ============                        ============
Interest rate spread                                                         3.28%                               3.43%
                                                                       ============                        ============
Net yield on interest-earning assets                                         4.22%                               4.91%
                                                                       ============                        ============
Percentage of average interest-earning
   assets to average interest bearing
   liabilities                                                             124.62%                             140.93%
                                                                       ============                        ============

The Bank's average cost of interest-bearing funds for the three-month period ending June 30, 2001 was 4.74%, or 36 basis points lower than the 5.10% reported for the prior period. The decrease in the cost of funds was due to the falling interest rate environment experienced since January 2001. The average cost of funds has not declined to the same extent as the average yield on earning assets due to the differences in repricing frequency. While the average maturity of the Bank's time deposits is less than one year, it takes a year or more for all time deposits to mature and renew at the lower rates. Non-maturing interest-bearing deposit types subject to immediate repricing at the Bank's discretion typically do not fall with the same magnitude as the decline in the prime-lending rate. Therefore, when rates fall 275 basis points over a six-month period, the average cost of interest-bearing funds does not decline as quickly or to the same extent as the average yield on earning assets.

Provision For Loan Losses
-------------------------
Crescent Financial Corporation maintains an allowance for loan losses inherent in the portfolio. During the three-month period ended June 30, 2001, $131,000 was provided for the allowance compared with $100,000 during the three-month period ended June 30, 2000. Management believes the current reserve for loan losses is adequate.

Non-Interest Income
-------------------
Non-interest income for the three-month period ended June 30, 2001 increased by $72,000 or 224% to $104,000 compared with $32,000 for the prior period. The largest components of non-interest income for the current period were $39,000 in customer service charges, $38,000 in brokered mortgage loan fees and other loan related charges and $23,000 in service charges on deposit accounts. Origination fees and service release premiums on brokered mortgage loans increased by $32,000 compared with the prior period. Customer service charges, which include fees from returned checks, merchant Visa and MasterCard, safe deposit box rental and debit card commissions, experienced a $24,000 increase over the three-month period ended June 30, 2000. The Bank sold certain investment securities during the second quarter resulting in gains on sales of $2,000. Management expects the level of non-interest income to increase with the volume of deposit accounts and fee-generating opportunities.

Non-Interest Expense
--------------------
The Company incurred $826,000 in non-interest expenses during the three-month period ended June 30, 2001 compared to $600,000 for the same period ended June 30, 2000. The 38% increase in non-interest expense is due to the growth of the Bank over the past twelve months. The overall growth in assets has required that additional staff be hired and a new banking office was opened in December 2001 in Clayton, North Carolina. Increases in personnel and occupancy expenses accounted for 59% of the total $226,000 increase.

The largest component of non-interest expense for the second quarter of 2001 was salaries and employee benefits of $392,000. Salary and employee benefits expense increased by $133,000 or 51% compared with the three-month period ended June 30, 2000. As of June 30, 2001, there were 28 full-time and 5 part-time employees operating four banking offices compared with 19 full-time, three part-time employees and three banking locations a year ago. As the Company continues to grow, additional staff will be needed to support our customer base.

Occupancy and equipment expenses increased by $37,000 or 21%, to $191,000 for the three-month period ended June 30, 2001 from $158,600 for the same prior year period. The increase in occupancy expense is primarily due to the opening of the new office in Clayton, North Carolina. Occupancy expenses for the new location, including lease expense, depreciation of fixed assets and utilities are approximately $11,000 per month.

Data processing expenses rose by $4,000 for the current period to $46,000. The increase is due to higher account volumes and increased data line expenses associated with the new banking location. Data processing costs are projected to average approximately $18,000 per month throughout the remainder of the year.

Other non-interest expenses for the quarter ended June 30, 2000 totaled approximately $197,000. This represents a 41% increase over the prior year period. The largest components of other expense were professional fees of $58,000, office supplies and printing expenses of $30,000 and advertising and marketing expenses of $26,000. Professional fees increased by $34,000 over the prior period due to increases in legal fees associated with the formation of the holding company and the commencement of directors' fees. Office supplies and printing expenses increased by $3,000 or 11% and advertising and marketing expenses decreased by $8,000 compared to the second quarter 2001. The Bank's headquarters at 1005 High House Road in Cary, North Carolina opened in April 2000 and significant marketing and advertising dollars were allocated for the grand opening of that facility. Other non-interest expense consists of appraisal fees and other loan related charges, telephone expense, correspondent bank charges and other operating expenses.

Comparison of Results of Operations for the Six Months Ended June 30, 2001 and 2000 Net income for the six-month period ending June 30, 2001 was $20,026 or $.02 per share compared with a net loss of $235,211 or $(.21) per share for the period ended June 30, 2000. Annualized return on average assets was .05% and (1.16)% and return on average equity was .40% and (4.74)% for the two periods ended June 30, 2001 and 2000, respectively. Strong asset growth over the past twelve month period has resulted in increases in both net interest income and non-interest income. These increases more than offset the impact of the aggressive interest rate cuts by the Federal Reserve Board of Governors and increasing non-interest expenses due to internal expansion.

Table 3.   Rate/Volume Analysis

                                                                        Six Months Ended June 30,
                                                                              2001 vs. 2000
                                                                             (in Thousands)
                                                             ------------------------------------------------
                                                                       Increase (Decrease) Due to
                                                             ------------------------------------------------

                                                                  Volume        Rate                   Total
                                                             ------------------------            ------------
Interest Income
---------------
Loan portfolio                                                     1,516         (54)                  1,462
Investment Securities                                                 58           8                      66
Fed funds and other interest-earning assets                          237          (3)                    234
                                                             ------------------------            ------------
Total interest-earning assets                                      1,812         (50)                  1,762


Interest Expense
----------------
Deposits                                                             992           0                     992
Borrowings                                                            (6)         (4)                    (10)
                                                             ------------------------            ------------
Total interest-bearing liabilities                                   986          (4)                    982

Net interest income                                                  826         (46)                    780
                                                             ========================            ============


Net Interest Income
-------------------
The discussion of net interest income should be read in conjunction with Table
3. Rate/Volume Analysis and Table 4. Average Balances, Interest and Average Yields/Cost. Net interest income for the six-month period ended June 30, 2001 was approximately $1.7 million, representing a $779,000 or 83% increase over the $940,000 reported for the prior year period. Net interest margin declined by 65 basis points to 4.18% for the six-month period ended June 30, 2001 compared to 4.83% for the prior period. The average yield on total earning assets for the current period was 8.19%. This represents an 8 basis point decrease compared with the 8.27% yield reported for the period ended June 30, 2000. The cost of interest-bearing funds increased from 4.99% to 5.00% basis points. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, dropped to 3.19% from

3.28%. During the current six-month period, the Bank has relied more heavily on interest-bearing sources of funding as compared with the prior period. The percentage of average earning assets to average interest-bearing liabilities has declined from 145% to 125%.

The increase in net interest income is due to strong earning asset growth over the past twelve-month period. Total average earning assets for the six-month period ended June 30, 2001 increased by $44.0 million or 113% to $83.0 million compared to $39.0 million for the prior six-month period. The increase in total average loans outstanding from the prior period to the current period was $33.8 million or 139% and accounted for $1.5 million of the increase in interest income. The average balances of the fed funds sold and other earning assets category and the investment portfolio increased by $8.7 million and $1.5 million, respectively. The asset growth in these categories resulted in additional interest income from investments of $58,000 and $237,000 from Fed funds and other earning assets. The falling interest rate environment that has been in place since January 1, 2001 has had an unfavorable effect on interest income for the six-month period ended June 30, 2001.



Table 4. Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)


                                                                      Six Months Ended June 30,
                                               ------------------------------------------------------------------------
                                                             2001                                2000
                                               ------------------------------------------------------------------------
                                               Average                 Average     Average                 Average
                                               Balance     Interest    Yield/Cost  Balance     Interest    Yield/Cost
                                               ------------------------------------------------------------------------
Interest-earnings assets
------------------------
Loan portfolio                                    $ 58,145     $ 2,620       9.08%    $ 24,326     $ 1,158       9.55%
Investment securities                               15,085         481       6.38%      13,574         415       6.11%
Fed funds and other interest-earning assets          9,787         270       5.57%       1,124          36       6.36%
                                               ------------------------------------------------------------------------
Total earning assets                                83,017       3,371       8.19%      39,024       1,609       8.27%
Noninterest-bearing assets                           3,532                               1,726
                                               ------------                        ------------
Total assets                                      $ 86,549                            $ 40,750
                                               ============                        ============

Interest-bearing liabilities
----------------------------
Deposits                                          $ 66,489     $ 1,648       5.00%    $ 26,518       $ 656       4.96%
Borrowings                                             174           4       4.08%         409          14       6.86%
                                               ------------------------------------------------------------------------
Total interest-bearing liabilities                  66,663       1,652       5.00%      26,927         670       4.99%
Other liabilities                                    9,901                               3,878
Total Liabilities                                   76,564                              30,805
Stockholders' equity                                10,114                               9,945
                                               ------------                        ------------
Total liabilities & stockholders' equity          $ 86,678                            $ 40,750
                                               ============                        ============

                                                           ------------                        ------------
Net interest income                                            $ 1,719                               $ 939
                                                           ============                        ============
Interest rate spread                                                         3.19%                               3.28%
                                                                       ============                        ============
Net yield on interest-earning assets                                         4.18%                               4.83%
                                                                       ============                        ============
Percentage of average interest-earning
   assets to average interest bearing
   liabilities                                                             124.53%                             144.93%
                                                                       ============                        ============

Since January 1, 2001, the Federal Reserve Board of Governors has employed an aggressive strategy of easing monetary policy. In response to weak economic conditions, short-term interest rates have been lowered by 275 basis points over a six-month period. The structure of the Bank's balance sheet is such that earning assets are subject to interest rate adjustments with greater frequency than interest-bearing liabilities. Therefore, the magnitude and speed with which rates have dropped has had a more pronounced impact on interest income than on interest expense. Interest expense for the six-month period ended June 30, 2001 increased by $982,000 or 147% over that from the comparative period a year ago. The increase was the result of significant growth in interest-bearing deposits, and was slightly mitigated by a decline in borrowed funds and interest rates. Average interest-bearing deposits increased by $40.0 million for the current six-month period compared with the prior period. The breakdown of the total increase by deposit category is as follows: $25.1 million in time deposits, $8.2 million in money market accounts, $6.4 million in NOW and $300,000 in Savings accounts.

The current falling interest rate environment had no impact on the cost of interest-bearing deposits. Between June 30, 1999 and June 30, 2000, short-term interest rates were increased six times, for a total of 175 basis points, in response to inflationary fears. During the prior comparative six-month period January 1, through June 30, 2000, rates rose 100 basis points with the final increase occurring in early June 2000. Rates remained constant at high levels for the rest of 2000. During those periods of high interest rates, new time deposits were being added and maturing time deposits were being renewed at the then current rates increasing the average cost of time deposits. As interest rates began to fall in early 2001, the time deposit rates were still much higher than they had been over the previous twelve months. New and renewing time deposits continued to increase the Bank's overall cost of funds. Although the average cost of non-maturing interest-bearing deposits is lower in the current six-month period, the higher average cost of time deposits offsets anticipated favorable impact. At current interest rate levels, the average cost of time deposits has begun to fall and since over 90% of time deposits mature in one year or less, the cost of funds is expected to continue to fall over the next twelve months.

Provision For Loan Losses
-------------------------
Crescent Financial Corporation maintains an allowance for loan losses inherent in the portfolio. During the six-month period ended June 30, 2001, $263,000 was provided for the allowance compared with $166,000 during the six-month period ended June 30, 2000. Management believes the current reserve for possible future is adequate.

Non-Interest Income
-------------------
Non-interest income for the six-month period ended June 30, 2001 increased by $126,000 or 217% to $184,000 compared with $58,000 for prior period. The largest components of non-interest income for the current period were brokered mortgage loan and other loan related fees and customer service charges at $68,000 each. Brokered mortgage loan and other loan related fees increased by $55,000 or 427% and customer service fees increased by $39,000 or 133%. Service charges on deposit accounts and other miscellaneous fees accounted for $40,000 and $4,000, respectively. During the six-month period investment securities available for sale were sold at a gain of $4,000. Management expects the level of non-interest income to increase as the volume of deposit accounts and fee-generating opportunities rises.

Non-Interest Expense
--------------------
The Company incurred $1.6 million in non-interest expenses during the six-month period ended June 30, 2001 compared to $1.1 million for the period ended June 30, 2000. The 52% increase in non-interest expense is due primarily to opening a fourth banking location in Clayton, North Carolina and hiring new staff to support the overall growth in the Company. The two largest expenses associated with expansion and growth are personnel and occupancy, which accounted for $413,000 or 75% of the total increase.

The largest component of non-interest expense for the first six months of 2001 was salaries and employee benefits. Salaries and employee benefits expense increased by 65% from $471,000 for the prior period to $779,000 during the current six-month period. As of June 30, 2001, there were 28 full-time and 5 part-time employees operating four banking offices compared with 19 full-time, three part-time employees and three banking locations a year ago. As the Company continues to grow, additional staff will be needed to support our customer base.

Occupancy expense during the current period increased to $374,000 from $269,000 or 39%. During the current six-month period, the Company incurred occupancy expense on three branch locations and the corporate headquarters. Occupancy expenses include rent, depreciation of fixed assets, utilities and real estate taxes. During the prior period, occupancy expenses were incurred for two branch locations and the corporate headquarters; however, the headquarters was not occupied until April 2000 and expenses consisted of just rent expense during the first quarter of 2000. Management expects occupancy expenses to remain fairly constant throughout the remainder of 2001.

Data processing expenses increased by $13,000 during the current period to $94,000 compared to $81,000 for the six-months ended June 30, 2000. Due to increased account volumes and physical locations, data processing charges are expected to increase slightly through the remainder of 2001.

Other non-interest expenses for the six-months ended June 30, 2000 totaled approximately $373,000. This represents a 52% increase over prior year period non-interest expenses of $245,000. Total expenses for professional services for the current period were $113,000 compared with $46,000 for the prior period. Growth in expenses was due to the commencement of director's fees beginning on January 1, 2001 and legal fees associated with the formation of the holding company. Other large components of other non-interest expenses include office supplies and printing, advertising and marketing, and loan related expenses. For the six-months ended June 30, 2001, these expenses were $57,000, $49,000 and $30,000, respectively. Other non-interest expense consists primarily of legal and other professional fees; appraisal fees and other loan related charges, telephone expense and other operating expenses.

Part II.    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders was held on April 25, 2001. Of 1,146,246 shares entitled to vote at the meeting, 926,952 shares voted. The following matters were voted on at the meeting:

          1.   Authority To Reorganize Into Bank Holding Company

               The proposal to enter into the Agreement and Plan of Reorganization and Share Exchange between Crescent State Bank and Crescent Financial Corporation, a corporation to be formed by the Bank to become a holding company, was approved with 608,780 shares voting for, 4,240 shares voting against, and 312,932 shares abstaining.

          2.   Election of Directors

               Brent D. Barringer, Sheila H. Ogle, Jon S. Rufty and Stephen K. Zaytoun were all elected to three-year terms as follows:

                         Nominee               For        Against        Abstain
                         -------               ---        -------        -------

                Brent D. Barringer         917,022              -          9,930
                Sheila H. Ogle             916,802              -         10,150
                Jon S. Rufty               917,022              -          9,930
                Stephen K. Zaytoun         916,802              -         10,150

          3.   Ratification of Appointment of Independent Public Accountants

               Management's appointment of Dixon Odom, PLLC as the Bank's independent public accountants for 2001 was approved with 917,542 shares voting for, 2,640 shares voting against, and 6,770 shares abstaining.

Item 6.     Exhibits and Reports on Form 8-K

          (a)  Exhibits. None

          (b)  Reports on Form 8-K.

               During the quarter ended June 30, 2001, a Current Report on Form 8-K, dated June 29, 2001, was filed with the FDIC. The report included information about the Crescent State Bank's reorganization into a bank holding company and notified the FDIC that future filings would be made to the Securities and Exchange Commission.

               During the quarter ended June 30, 2001, a Current Report on Form 8-K, dated June 29, 2001, was filed with the Commission. The report included information regarding Crescent Financial Corporations acquisition of all of the outstanding stock of Crescent State Bank pursuant to the Agreement and Plan of Reorganization and Share Exchange. Future filings of the Registrant will be made to the SEC.

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CRESCENT STATE BANK


Date:  August 11, 2001             By: /s/ Michael G. Carlton
                                       ---------------------------------------
                                       Michael G. Carlton
                                       President and Chief Executive Officer



Date:  August 11, 2001             By: /s/ Bruce W. Elder
                                       ---------------------------------------
                                       Bruce W. Elder
                                       Senior Vice President and
                                       Chief Financial Officer