Form 10QSB
period 2001-09-30
CRESCENT FINANCIAL CORP
filed 2001-11-13
CIK 1143921

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20429

                                   FORM 10-QSB

     [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

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

     Check whether the issuer (1) has filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                               ---

     The number of shares of the registrant's common stock outstanding as of October 31, 2001 was 1,289,527.

                                                                                                      Page No.
                                                                                                      --------
Part I.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

              Consolidated Balance Sheets
              September 30, 2001 and December 31, 2000........................................           3

              Consolidated Statements of Operations
              Three and Nine Month Periods Ended September 30, 2001 and 2000 .................           4

              Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 2001 and 2000 ..................................           5

              Notes to Financial Statements ..................................................           6

Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..........................................................      7 - 17

Part II.  Other Information

          Item 4. Submission of Matters to a Vote of Security Holders ........................          18

          Item 6. Exhibits and Reports on Form 8-K ...........................................          18

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                         CRESCENT FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                                      Sept 30, 2001         December 31,
                                                                                       (Unaudited)             2000*
                                                                                     ----------------     ----------------
                                                                                                (In Thousands)
ASSETS

Cash and due from banks                                                              $          2,849     $          2,479
Interest-earning deposits with banks                                                            3,098                  143
Federal funds sold                                                                             13,842                6,260
Investment securities available for sale at fair value                                         21,711               13,589
Loans                                                                                          74,171               48,469
Allowance for loan losses                                                                        (962)                (630)
                                                                                     -----------------    -----------------
                                                                       NET LOANS               73,209               47,839
Bank premises and equipment                                                                       906                1,022
Federal Home Loan Bank stock, at cost                                                             250                  100
Other assets                                                                                      736                  585
                                                                                     ----------------     ----------------

                                                                    TOTAL ASSETS     $        116,601     $         72,017
                                                                                     ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
   Demand                                                                            $         24,757     $          8,422
   Savings                                                                                        623                  485
   Money market and NOW                                                                        25,869               23,882
   Time                                                                                        49,360               28,910
                                                                                     ----------------     ----------------
                                                                  TOTAL DEPOSITS              100,609               61,699

Advances from Federal Home Loan Bank                                                            5,000                    -
Accrued expenses and other liabilities                                                            395                  324
                                                                                     ----------------     ----------------

                                                               TOTAL LIABILITIES              106,004               62,023
                                                                                     ----------------     ----------------

STOCKHOLDERS' EQUITY
Preferred stock, 2001, no par value, 5,000,000 shares authorized, none
    outstanding; 2000, none authorized                                                              -                    -
Common stock, 2001, $1 par value, 25,000,000 shares authorized, 1,289,527 shares issued and outstanding; 2000, $5 par value, 5,000,000 shares
    authorized, 1,146,246 shares outstanding                                                    1,290                5,731
   Additional paid-in capital                                                                   9,625                5,184
   Accumulated deficit                                                                           (808)                (960)
   Accumulated other comprehensive income                                                         490                   39
                                                                                     ----------------     ----------------

                                                      TOTAL STOCKHOLDERS' EQUITY               10,597                9,994
                                                                                     ----------------     ----------------
COMMITMENTS (Note C)
                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY     $        116,601     $         72,017
                                                                                     ================     ================

* Derived from audited financial statements.

See accompanying notes.

                         CRESCENT FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                For the Periods Ended September 30, 2001 and 2000
===============================================================================

                                                             Three-month Periods             Nine-month Periods
                                                                Ended Sept 30,                 Ended Sept 30,
                                                             2001           2000           2001             2000
                                                         -----------    -----------     -----------     -----------
                                                                    (In Thousands, except per share data)
INTEREST INCOME
     Loans                                               $     1,454    $       881     $     4,073    $     2,039
     Investment securities available for sale                    325            208             805            623
     Federal funds sold and interest-bearing deposits            110             29             381             65
                                                         -----------    -----------     -----------     -----------

                TOTAL INTEREST INCOME                          1,889          1,118           5,259          2,727
                                                         -----------    -----------     -----------     -----------

INTEREST EXPENSE
     Deposits                                                    860            507           2,509          1,163
     Borrowings                                                   56              7              59             20
                                                         -----------    -----------     -----------     -----------

                TOTAL INTEREST EXPENSE                           916            514           2,568          1,183
                                                         -----------    -----------     -----------     -----------

                NET INTEREST INCOME                              973            604           2,691          1,544

PROVISION FOR LOAN LOSSES                                         74             83             336            249
                                                         -----------    -----------     -----------     -----------

          NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                              899            521           2,355          1,295
                                                         -----------    -----------     -----------     -----------

NON-INTEREST INCOME                                              113             47             298            105
                                                         -----------    -----------     -----------     -----------

NON-INTEREST EXPENSE
     Salaries and employee benefits                              442            281           1,221            753
     Occupancy and equipment                                     190            158             564            426
     Data processing                                              53             41             148            122
     Other                                                       195            128             568            374
                                                         -----------    -----------     -----------     -----------

        TOTAL NON-INTEREST EXPENSE                               880            608           2,501          1,675
                                                         -----------    -----------     -----------     -----------

     INCOME (LOSS) BEFORE INCOME TAXES                           132            (40)            152           (275)

INCOME TAXES                                                      --             --              --             --
                                                         -----------    -----------     -----------    -----------

                    NET INCOME (LOSS)                    $       132    $       (40)    $       152    $      (275)
                                                         ===========    ===========     ===========    ===========

BASIC AND DILUTED NET INCOME
(LOSS) PER COMMON SHARE                                  $        10    $      (.03)    $       .12    $      (.21)
                                                         ===========    ===========     ===========    ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Note D)                                1,289,527      1,289,527       1,289,527      1,289,527
                                                         ===========    ===========     ===========    ===========

See accompanying notes.

                               CRESCENT STATE BANK
                      STATEMENTS OF CASH FLOWS (Unaudited)
                  Nine Months Ended September 30, 2001 and 2000
===============================================================================

                                                                                      Nine Months Ended September 30
                                                                                          2001               2000
                                                                                        --------           --------
                                                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                    $    152           $   (275)
                                                                                        --------           --------
   Adjustments to reconcile net income (loss) to net cash used by operating activities
     Depreciation                                                                            235                150
     Provision for loan losses                                                               336                249
     (Gain) loss on sale of securities available for sale                                     (4)                --
     Net amortization (accretion) of premiums and discounts on securities                    (23)               (15)
     Change in assets and liabilities
        (Increase) in accrued interest receivable                                           (143)              (179)
        (Increase) Decrease in other assets                                                   (8)              (272)
        Increase in accrued interest payable                                                 100                 42
        Increase (Decrease) in other liabilities                                             (28)                34
                                                                                        --------           --------
                                                  TOTAL ADJUSTMENTS                          465                  9
                                                                                        --------           --------

             NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                617               (266)
                                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale                                            (12,452)            (1,811)
   Maturities of securities available for sale                                             1,750                550
   Proceeds from sales of securities available for sale                                    1,992                500
   Principal repayments of securities available for sale                                     915                484
   Net increase in loans                                                                 (25,706)           (18,921)
   Purchases of bank premises and equipment                                                 (118)              (464)
                                                                                        --------           --------

                             NET CASH USED BY INVESTING ACTIVITIES                       (33,619)           (19,662)
                                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits:
     Noninterest-bearing demand                                                           16,335              2,906
     Savings                                                                                 139                 60
     Money market and NOW                                                                  1,986             12,165
     Time deposits                                                                        20,449             10,790
   Net increase in borrowed funds                                                          5,000                 --

                         NET CASH PROVIDED BY FINANCING ACTIVITIES                        43,909             25,921
                                                                                        --------           --------

              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        10,907              5,993

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             8,882              1,697
                                                                                        --------           --------

                          CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 19,789              7,690
                                                                                        ========           ========

                         CRESCENT FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
===============================================================================

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

NOTE B - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2001 and 2000, in conformity with generally accepted accounting principles. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of the Bank's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE C - COMMITMENTS

At September 30, 2001, loan commitments are as follows

         Undisbursed lines of credit                 $ 22,984,000
         Stand-by letters of credit                       284,000


NOTE D - PER SHARE RESULTS

Net income (loss) per share has been computed by dividing net income (loss) for each period by the weighted average number of shares outstanding during such period. Outstanding stock options had no dilutive effect. On April 19, 2001, the Board of Directors of Crescent State Bank declared a stock split effected as a 12-1/2 % dividend payable on May 25, 2001 to stockholders of record on May 11, 2001. Per share results for 2000 have been restated to include the effects of the stock split.

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that all intangible assets, including goodwill that results from business combinations, be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for according to SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 will be discontinued effective, for the Company, January 1, 2002. The adoption of the provisions of SFAS No. 141 and SFAS 142 effective January 1, 2002, is not expected to affect the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

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

Comparison of Financial Condition at September 30, 2001 and December 31, 2000
-----------------------------------------------------------------------------

Total assets of Crescent Financial Corporation have grown $44.6 million or 62% during the past nine months from $72.0 million at December 31, 2000 to $116.6 million as of September 30, 2001. Earning assets at September 30, 2001 totaled $112.6 million, or 97% of total assets, and consisted of $74.2 million in gross loans, $21.5 million in investments (amortized cost), $13.8 million in overnight investments and $3.1 million in interest-bearing deposits held at correspondent banks. Total deposits and stockholders' equity as of September 30, 2001 were $100.6 million and $10.6 million, respectively. At September 30, 2001, the Company had borrowings of $5.0 million from the Federal Home Loan Bank of Atlanta.

Gross loans outstanding at September 30, 2001 were $74.2 million representing an increase of $25.7 million or 53% over the $48.5 million reported at December 31, 2000. The commercial real estate category showed the most significant net increase growing $14.3 million from $29.3 million to $43.6 million. The commercial real estate category includes both mortgages secured by commercial properties and construction loans made to commercial builders and secured by either residential or commercial property. Growth in other loan categories included $6.9 million in commercial loans, $1.8 million in home equity lines and loans, $1.7 million in consumer loans, and $1.0 million in loans secured by a first trust on residential real estate. Of the Bank's total loan portfolio, 74% of the outstanding loan dollars are secured by either commercial or residential real estate. Crescent State Bank maintained an allowance for loan losses of $962,000 or 1.30% of outstanding loans as of September 30, 2001. No material changes have occurred in the quality of the Company's assets since December 31, 2000. As of September 30, 2001, there was one loan that was thirty days or more past due in the amount of $429,000.

Federal funds sold increased by approximately $7.6 million during the nine-month period to $13.8 million at September 30, 2001. The Bank holds funds in overnight investments to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels. The balance of Federal funds sold at the end of each month is not indicative of the average level sold during each month. The Bank has deposit relationships with several real estate settlement attorneys whose escrow accounts have significant balances during a several day period from the close of one month into the beginning of the next. During that brief period, the Bank earns interest in the overnight investment market on the portion of those funds that are collected. Overnight investments averaged $7.1 million for the second quarter, which represented 7% of total average assets for the quarter.

There was a net change of $8.1 million in the investment securities portfolio during the nine-month period ended September 30, 2001. Increases to the investment portfolio resulted from purchases of $12.3 million and an increase in the unrealized gain on securities available for sale of $451,000. Decreases in the portfolio resulted from $2.0 million in sales of securities,

$1.8 million in maturities and $915,000 in principal repayments on mortgage-backed securities. Additional shares of Federal Home Loan Bank of Atlanta stock were purchased in the amount of $150,000.

Interest bearing deposits with correspondent banks increased by $3.0 million between December 31, 2000 and September 30, 2001. A $3.0 million certificate of deposit (CD) was purchased from a local financial institution in late March 2001. The CD earns a 6.3% rate of interest and is due to mature in late February 2002.

Non-earning assets increased by approximately $406,000 between December 31, 2000 and September 30, 2001. The increase is primarily attributable to the non-interest bearing cash category. Portions of the previously mentioned real estate settlement escrow funds are uncollected as of the end of each month. Check deposits made to these and other accounts on the last day of the month are sent to the Federal Reserve Bank in Charlotte for settlement, but are not available for overnight investment until collected. For more details regarding the increase in cash, see the Cash Flow Statement.

During the first nine months of 2001, deposits increased by $38.9 million or 63% to close at $100.6 million on September 30, 2001. Of the total increase, $22.6 million was concentrated in the interest-bearing deposit categories. Time deposits rose by $20.4 million, money market accounts by $2.4 million, and a statement savings balances increased by $138,000. The interest bearing NOW category experienced a $395,000 decline during the first nine months of 2001. The decline in interest bearing NOW accounts was more than offset by a $16.3 million increase in non-interest bearing demand accounts. Several Bank customers are real estate settlement attorneys and maintain large balances during a period running from the last few days of one month into the first few days of the next month. In the past, most of these attorneys chose to participate in the IOLTA (Interest on Lawyers Trust Accounts) program. Interest earned on the IOLTA NOW accounts was remitted directly from the Bank to the North Carolina State Bar Association. During the third quarter of 2001, a number of the attorneys who maintained large IOLTA accounts decided to no longer participate in this program and changed their accounts to non-interest bearing demand. Because of this large influx of funds toward the end of each month, the September 30, 2001 balance of non-interest bearing demand accounts of $24.8 million is $6.1 million higher than September's monthly average of $18.7 million. Time deposits as of September 30, 2001 were $49.4 million representing 49% of total deposits. Time deposits of $100,000 or more totaled $21.9 million at the end of the period.

In early July 2001, the Bank borrowed a $5.0 million convertible advance from the Federal Home Loan Bank of Atlanta. The borrowing is a fixed rate advance with a ten-year maturity and is convertible to a floating rate at the option of the lender after three years. The advance was used to purchase an investment security with a seven-year average life. The transaction was designed to provide additional interest income in a falling interest rate environment.

Between December 31, 2000 and September 30, 2001, total stockholders' equity increased by $603,000. The increase resulted from the net income for the nine-month period of $152,000 and the rise in market value on investments available for sale of $451,000.

Comparison of Results of Operations for the Three-Month Periods Ended September
-------------------------------------------------------------------------------
30, 2001 and 2000
-----------------

Net income for the three-month period ending September 30, 2001 was $132,000 or $.10 per basic and fully diluted share compared to a net loss of $40,000 or $(.03) per share for the same period in 2000. Annualized return on average assets was 0.50% and (0.30)% for the two comparative periods ended September 30, 2001 and 2000, respectively. The results for the three-month period ended September 30, 2001 represent the second consecutive quarter of profitability for the Company. For the three-month periods ended September 30, 2001 and 2000, net income before loan loss provision was $205,000 and $43,000, respectively. The $162,000 or 375% increase was to due to increases in net interest income and non-interest income which exceeded the increase in non-interest expenses. Net interest income before loan loss provision increased by $368,000 or 61% and non-interest income experienced an increase of $66,000 or 142%. During the three months ended September 30, 2001, non-interest expenses increased by $272,000 or 45% compared with the prior year period. The increases were consistent with those that might be expected at a company growing at the rate experienced by Crescent Financial Corporation.

--------------------------------------------------------------------------------
Table 1.   Rate/Volume Analysis

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period's rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period's volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

----------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended September 30,
                                                                             2001 vs. 2000
                                                                             (in Thousands)
                                                           ------------------------------------------------
                                                                      Increase (Decrease) Due to
                                                           ------------------------------------------------

                                                           ------------------------           -------------
                                                                 Volume       Rate                   Total
                                                           ------------------------           -------------
Loan portfolio                                                      692        (119)                    573
Investment Securities                                               115           2                     117
Fed funds and other interest-earning assets                          87          (6)                     81
                                                           ------------------------           -------------
Total interest-earning assets                                       894        (123)                    771


Deposits                                                            410         (57)                    353
Borrowings                                                           51          (2)                     49
                                                           ------------------------           -------------
Total interest-bearing liabilities                                  461         (59)                    402

Net interest income                                                 433         (64)                    369
                                                           ========================           =============

---------------------------------------------------------------------------------------------------------------------


Net Interest Income
-------------------
The discussion of net interest income should be read in conjunction with Table
1. Rate/Volume Analysis and Table 2. Average Balances, Interest and Average Yields/Cost. Net interest income for the three-month period ended September 30, 2001 was $973,000 compared with $604,000 for the prior year period. Net interest margin declined by 92 basis points to 3.83% for the three-month period ended September 30, 2001 compared to 4.75% for the prior period. The average yield on total earning assets for the three-month period ended September 30, 2001 was 7.43%. This represents a 146 basis point decline from the 8.89% yield reported at September 30, 2000. The cost of interest-bearing funds decreased from 5.36% to 4.61% or 75 basis points. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased to 2.82% from 3.53%. During the current three-month period, the Bank has relied more heavily on interest-bearing sources of funding as compared with the prior period. The percentage of average earning assets to average interest-bearing liabilities has declined slightly from 133% to 128%. The increase in net interest income was due to continued growth in earning asset volumes and mitigated by a larger concentration of overnight funds and a rapidly declining interest rate environment.

As shown in Table 1, net income has increased as a result of the high rate of growth in earning assets enjoyed by the Bank over the past twelve months. Average earning assets for the current quarter were $100.8 million compared with $50.4 million for the prior year period, while average interest bearing liabilities increased to $74.7 million from $38.0 million. The Bank earns a spread between the cost of funding earning assets and the yield realized on those assets. For the quarter ended September 30, 2001, the 100% growth in average earning assets compared to the quarter ended September 30, 2000 resulted in an increase in net interest income of $433,000.

The category of earning assts experiencing the greatest growth was the loan portfolio. The average balance of the loan portfolio during the three-months ended September 30, 2001 was $70.0 million or $34.7 million higher than the average from the prior year period. This increase accounted for $692,000 of the total $894,000 increase in interest income. Average investment securities increased from $13.4 million for the third quarter of 2000 to $20.8 million for the current quarter resulting in an increase of interest income of $115,000. The average balance of Federal funds sold and other earning assets increased by $8.3 million, from $1.8 million for the third quarter of 2000 to $10.1 million for the third quarter of 2001. Of the $10.1 million, $3.0 million is an eleven-month certificate of deposit, purchased from a correspondent bank in March 2001, yielding 6.3%. The remaining $7.1 million were overnight investments. This level of liquidity is higher than the Bank would typically like to maintain in a rate environment where short-term interest rates have declined so quickly. Management believes maintaining these funds short-term for appropriate variable rate loan opportunities will yield greater long-term results than purchasing investment securities at the current interest rate levels. Growth in average federal funs sold and other earning assets resulted in an increase in interest income of $87,000.

Average interest bearing liabilities for the current three-month period were $78.7 million compared to $38.0 million for the third quarter of 2000. The increase in average interest bearing deposits accounted for $36.1 million of the total growth in interest bearing liabilities. The Bank borrowed a $5.0 million convertible advance from the Federal Home Loan Bank in early July 2001. The advance has a ten-year maturity with a fixed rate of 4.44% that is convertible to LIBOR (London InterBank Offering Rate) in three years and quarterly thereafter. The increase in average interest bearing liabilities increased interest expenses by $461,000.

The potential increase in net interest income due to growth in average earning assets was mitigated by a rapid decline in interest rates between September 30, 2000 and September 30, 2001. In response to a weakening in the economy, the Federal Reserve has eased monetary policy eight times between January 1, 2001 and September 30, 2001, resulting in a 350 basis point decline in the short-term and prime-lending rates. As a result of the interest rate cuts and the Bank's balance sheet structure, the average yield on the earning assets of the Bank declined more rapidly and to a greater degree than the cost of interest-bearing liabilities. This has caused a narrowing of the net interest margin by 92 basis points between the comparative periods ended September 30, 2001 and 2000.

--------------------------------------------------------------------------------------------------------------------------
Table 2. Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

                                                                For the Three-Months Ended September 30,
                                               ---------------------------------------------------------------------------
                                                                2001                                  2000
                                               ---------------------------------------------------------------------------
                                               Average                  Average       Average                 Average
                                               Balance      Interest    Yield/Cost    Balance     Interest    Yield/Cost
                                               ---------------------------------------------------------------------------

Loan portfolio                                  $    69,980  $    1,454         8.24%  $   35,237  $      881       9.92%
Investment securities                                20,762         325         6.26%      13,414         208       6.19%
Fed funds and other interest-earning assets          10,074         110         4.33%       1,803          29       6.53%
                                               ---------------------------------------------------------------------------
Total earning assets                                100,816       1,889         7.43%      50,454       1,118       8.89%
Noninterest-bearing assets                            3,844                                 2,338
                                               -------------                          ------------
Total assets                                    $   104,660                            $   52,792
                                               =============                          ============

Deposits                                        $    73,748  $      860         4.63%  $   37,585  $      507       5.35%
Borrowings                                            5,000          56         4.44%         435           7     0.0675
                                               ---------------------------------------------------------------------------
Total interest-bearing liabilities                   78,748         916         4.61%     $38,020  $      514       5.36%
Other liabilities                                    15,825                                 4,948
Total Liabilities                                    94,573                                42,968
Stockholders' equity                                 10,087                                 9,824
                                               -------------                          ------------
Total liabilities & stockholders' equity        $   104,660                                52,792
                                               =============                          ============

                                                            ------------                          ------------
Net interest income                                          $      973                            $      604
                                                            ============                          ============
Interest rate spread                                                            2.82%                               3.53%
                                                                        ==============
Net yield on interest-earning assets                                            3.83%                               4.75%
                                                                        ==============                        ============
Percentage of average interest-earning
   assets to average interest bearing
   liabilities                                                                128.02%                             132.70%
                                                                        ==============                        ============
--------------------------------------------------------------------------------------------------------------------------


Approximately 55% of the Bank's loan portfolio was priced off the prime-lending rate. As the prime rate declined, these loans reprice immediately or within a one-month period. New fixed rate loans made since January 1, 2001 carry lower rates of interest than those made during the prior year. These factors caused the average yield on the loan portfolio to fall 168 basis points. The investment portfolio was structured with mortgage-backed products to serve as a hedge for the loan portfolio in the face of volatile interest rates. The average yield on the investment portfolio for the current period has increased by 7 basis points compared to the prior period. The investment portfolio was designed to provide a higher yield in a falling interest rate environment. The average yield on Fed funds sold and other interest earning assets has dropped by 220 basis points despite the 350 basis point drop in short-term rates. The Bank invested $3.0 million in an eleven-month certificate of deposit earning 6.30% in March 2001. The declining interest rate environment had a negative impact on total interest income of $123,000.

The Bank's average cost of interest-bearing funds for the three-month period ending September 30, 2001 was 4.61%, or 75 basis points lower than the 5.36% reported for the prior period. The decrease in the cost of funds was due to the falling interest rate environment experienced since January 2001. The average cost of funds has not declined to the same extent as the average yield on earning assets due to the differences in repricing frequency. While the average maturity of the Bank's time deposits is less than one year, it takes a year or more for all time deposits to mature and renew at the lower rates. Non-maturing interest-bearing deposit types subject to immediate repricing at the Bank's discretion typically do not fall with the same magnitude as the decline in the prime-lending rate. Therefore, when rates decline 350 basis points over a nine-month period, the average cost of interest-bearing funds does not decline as quickly or to the same extent as the average yield on earning assets. The decline in interest rates reduced interest expense by $59,000 for the quarter.

Provision For Loan Losses
-------------------------
Crescent State Bank maintains an allowance for loan losses. During the three-month period ended September 30, 2001, $74,000 was provided for the allowance compared with $83,000 during the three-month period ended September 30, 2000. Management believes the current reserve for loan losses is adequate.

Non-Interest Income
-------------------
Non-interest income for the three-month period ended September 30, 2001 increased by $66,000 to $113,000 compared with $47,000 for the prior period. The largest components of non-interest income for the current period were $47,000 in customer service charges, $41,000 in brokered mortgage loan and other loan related fees and $22,000 in service charges on deposit accounts. Customer service charges, which include fees from returned checks, merchant Visa and MasterCard, safe deposit box rental and debit card commissions, experienced the greatest growth with a $29,000 increase over the period ended September 30, 2000. Increases in loan related activities and fee income from service charges on deposits were $27,000 and $12,000, respectively. Management expects the level of non-interest income to increase with the volume of deposit accounts and fee-generating opportunities.

Non-Interest Expense
--------------------
The Company incurred $881,000 in non-interest expenses during the three-month period ended September 30, 2001 compared to $608,000 for the same period ended September 30, 2000. The 45% increase in non-interest expense is due to the growth of the Bank over the past twelve months. The overall growth in assets has required that additional staff be hired, and a new banking office was opened in December 2001 in Clayton, North Carolina. Increases in personnel and occupancy expenses accounted for 71% of the total $273,000 increase.

The largest component of non-interest expense for the third quarter of 2001 was salaries and employee benefits of $442,000. Salary and employee benefits expense increased by $161,000 or 57% compared with the three-month period ended September 30, 2000. As of September 30, 2001, there were 29 full-time and 4 part-time employees operating four banking offices compared with 19 full-time, 3 part-time employees and three banking locations a year ago. As the Company continues to grow, additional staff will be needed to support our customer base.

Occupancy and equipment expenses increased by $32,000 or 20%, to $190,000 for the three-month period ended September 30, 2001 from $158,000 for the same prior year period. The increase in occupancy expense is primarily due to the opening of the new office in Clayton, North Carolina. Occupancy expenses for the new location, including lease expense, depreciation of fixed assets and utilities accounted for $30,000 of the total increase

Data processing expenses rose by $13,000 for the current period to $54,000. The increase is due to higher account volumes and increased data line expenses associated with the new banking location. Data processing costs are projected to average approximately $19,000 per month throughout the remainder of the year.

Other non-interest expenses for the quarter ended September 30, 2001 totaled approximately $195,000. This represents a 53% increase over the prior year period. The largest components of other expense were professional fees of $60,000, office supplies and printing expenses of

$27,000 and advertising and marketing expenses of $33,000. Professional fees increased by $30,000 over the prior period due to increases in legal fees associated with the formation of the holding company, the commencement of directors' fees and the outsourcing of internal audit and independent loan review functions. Office supplies and printing expenses increased by $7,000 and advertising and marketing expenses increased by $10,000 compared to the third quarter 2000. The Bank's new Clayton office, which opened in December 2000, accounted for $4,000 of the $7,000 office supplies increase and $6,000 of the $10,000 increase in advertising and marketing expenses. Other non-interest expense consists of appraisal fees and other loan related charges, telephone expense, correspondent bank charges and other operating expenses.

Comparison of Results of Operations for the Nine Month Periods Ended September
------------------------------------------------------------------------------
30, 2001 and 2000
-----------------

Net income for the nine-month period ending September 30, 2001 was $152,000 or $.12 per share compared with a net loss of $275,000 or $(.21) per share for the period ended September 30, 2000. Annualized return on average assets was .22% and (.82)% and return on average equity was 2.00% and (3.70)% for the two periods ended September 30, 2001 and 2000, respectively. Strong asset growth over the past twelve month period has resulted in increases in both net interest income and non-interest income. These increases more than offset the impact of the aggressive interest rate cuts by the Federal Reserve Board of Governors and increasing non-interest expenses due to internal expansion.

Net Interest Income
-------------------
The discussion of net interest income should be read in conjunction with Table
3. Rate/Volume Analysis and Table 4. Average Balances, Interest and Average Yields/Cost. Net interest income for the nine-month period ended September 30, 2001 was approximately $2.7 million, representing a $1.2 million or 74% increase over the $1.5 million reported for the prior year period. Net interest margin declined by 79 basis points to 4.04% for the nine-month period ended September 30, 2001 compared to 4.83% for the prior period. The average yield on total earning assets for the current period was 7.90%. This represents an 58 basis point decrease compared with the 8.48% yield reported for the period ended September 30, 2000. The cost of interest-bearing funds declined 29 basis points from 5.14% to 4.85% basis points. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, dropped to 3.05% from 3.33%. During the current nine-month period, the Bank has relied more heavily on interest-bearing sources of funding as compared with the prior period. The percentage of average earning assets to average interest-bearing liabilities has declined from 140% to 126%.

As shown in Table 3, the increase in net interest income is due to strong earning asset growth over the past twelve-month period. Total average earning assets for the nine-month period ended September 30, 2001 increased by $46.1 million or 107% to $89.0 million compared to $42.9 million for the prior nine-month period. The average balance of interest bearing liabilities for the nine-months ended September 30, 2001 was $70.7 million compared to $30.6 million for the prior nine-month period. The Bank's net interest income increases due to the spread between the interest rate earned on average earning assets and the interest rate paid to fund those assets. Average earning asset growth resulted in an increase in net interest income of more than $1.2 million.

--------------------------------------------------------------------------------
Table 3.   Rate/Volume Analysis

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period's rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period's volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

                                                        Nine Months Ended September 30,
                                                                2001 vs. 2000
                                                               (in Thousands)
                                                      ----------------------------------
                                                          Increase (Decrease) Due to
                                                      ----------------------------------
                                                      Volume       Rate            Total
                                                      -----------------          -------
Loan portfolio                                         2,210       (176)           2,034
Investment Securities                                    165         17              182
Fed funds and other interest-earning assets              326        (10)             316
                                                      -----------------          -------
Total interest-earning assets                          2,701       (169)           2,532


Deposits                                               1,400        (54)           1,346
Borrowings                                                43         (4)              39
                                                      -----------------          -------
Total interest-bearing liabilities                     1,443        (58)           1,385

Net interest income                                    1,257       (110)           1,147
                                                      =================          =======

--------------------------------------------------------------------------------

The increase in total average loans outstanding from the prior nine-month period to the current period was $34.1 million or 122% and accounted for $2.2 million of the total increase in interest income. Average balances of investment securities increased from $13.5 million for the nine-month period ended September 30, 2000 to $17.0 million for the same period ended September 30, 2001. Interest income for the current nine-month period improved by $165,000 due to the increase in volume. The average balance of the federal funds sold and other earning asset category increased by $8.5 million to $9.9 million compared to $1.3 million for the nine-months ended September 30, 2000. Of the total increase in average federal funds sold and other earning assets, $2.2 million represented the eleven-month certificate of deposit, purchased from a correspondent bank in March 2001, earning 6.30%. The remaining $6.3 million increase was overnight investments. This level of liquidity is higher than the Bank would typically like to maintain in a rate environment where short-term interest rates have declined so quickly. Management believes maintaining these funds short-term for appropriate variable rate loan opportunities will yield greater long-term results than purchasing investment securities at the current interest rate levels. Growth in average federal funds sold and other earning assets resulted in an increase in interest income of $326,000.

Earning assets were funded to a large extent by interest bearing liabilities. The average balance of interest bearing liabilities for the nine-month period ended September 30, 2001 increased by $40.1 million compared to the same period of the prior year. Of the total increase, $38.7 million was attributable to interest bearing deposits. The increase in average interest bearing deposits accounted for almost all of the $1.4 million increase in interest expense between the nine-month periods ended September 30, 2001 and 2000. Average borrowings increased from $417,000 to

$1.8 million due to the Federal Home Loan Bank advance originated in early July 2001. Interest expense from the growth in borrowed money rose by $43,000.

--------------------------------------------------------------------------------
Table 4. Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)


                                                                  Nine Months Ended September 30,
                                               ---------------------------------------------------------------------
                                                             2001                              2000
                                               ---------------------------------------------------------------------
                                               Average                Average     Average                  Average
                                               Balance    Interest   Yield/Cost   Balance     Interest    Yield/Cost
                                               ---------------------------------------------------------------------
Loan portfolio                                 $62,133     $ 4,073      8.76%    $ 27,990     $  2,039      9.70%
Investment securities                           16,998         805      6.31%      13,520          623      6.14%
Fed funds and other interest-earning assets      9,884         381      5.15%       1,351           65      6.44%
                                               -----------------------------------------------------------------
Total earning assets                            89,015       5,259      7.90%      42,861        2,727      8.48%
Noninterest-bearing assets                       3,637                              1,932
                                               -------                           --------
Total assets                                   $92,652                           $ 44,793
                                               =======                           ========


Deposits                                       $68,935     $ 2,509      4.87%    $ 30,234     $  1,163      5.12%
Borrowings                                       1,800          59      4.38%         417           20      6.53%
                                               -----------------------------------------------------------------
Total interest-bearing liabilities              70,735       2,568      4.85%    $ 30,651     $  1,183      5.14%
Other liabilities                               11,898                              4,237
Total Liabilities                               82,633                             34,888
Stockholders' equity                            10,019                              9,905
                                               -------                           --------
Total liabilities & stockholders' equity       $92,652                             44,793
                                               =======                           ========

                                                           -------                            --------
Net interest income                                        $ 2,691                            $  1,544
                                                           =======                            ========
Interest rate spread                                                    3.05%                               3.33%
                                                                      ======                              ======
Net yield on interest-earning assets                                    4.04%                               4.83%
                                                                      ======                              ======
Percentage of average interest-earning
   assets to average interest bearing
   liabilities                                                        125.84%                             139.84%
                                                                      ======                              ======

--------------------------------------------------------------------------------

The potential increase in net interest income due to growth in average earning assets was mitigated by the rapid decline in interest rates experienced this year. In response to a weakening in the economy, the Federal Reserve eased monetary policy eight times between January 1, 2001 and September 30, 2001, resulting in a 350 basis point decline in the short-term and prime-lending rates. As a result of the interest rate cuts and the Bank's balance sheet structure, the average yield on the earning assets of the Bank declined more rapidly and to a greater degree than the cost of interest-bearing liabilities. This has caused a narrowing of the net interest margin by 79 basis points between the comparative periods ended September 30, 2001 and 2000.

Between January 1, 2001 and September 30, 2001, approximately 65% to 55% of the Bank's loan portfolio was priced off the prime-lending rate. As the prime rate declined, these loans reprice immediately or within a one-month period. New fixed rate loans made since January 1, 2001 carry lower rates of interest than those made during the prior year. These factors caused the average yield on the loan portfolio to fall 94 basis points. The investment portfolio was structured with mortgage-backed products to hedge the impact that volatile interest rates could have on the loan portfolio. The average yield on the investment portfolio for the current period has increased by 17 basis points compared to the prior period. The investment portfolio was structured to provide a higher yield in a falling interest rate environment. The average yield on Fed funds sold and other interest earning assets has dropped by 129 basis points despite the 350 basis point drop in short-term rates. The impact was lessened due to the $3.0 million investment in an eleven-month certificate of deposit earning 6.30% in March 2001. The declining interest rate environment had a negative impact on total interest income of $169,000.

The Bank's average cost of interest-bearing funds for the nine-month period ending September 30, 2001 was 4.85%, or 29 basis points lower than the 5.14% reported for the prior period. The decrease in the cost of funds was due to the falling interest rate environment experienced since January 2001. The average cost of funds has not declined to the same extent as the average yield on earning assets due to the differences in repricing frequency. While the average maturity of the Bank's time deposits is less than one year, it takes a year or more for all time deposits to mature and renew at the lower rates. Non-maturing interest-bearing deposit types subject to immediate repricing at the Bank's discretion typically do not fall with the same magnitude as the decline in the prime-lending rate. Therefore, when rates decline 350 basis points over a nine-month period, the average cost of interest-bearing funds does not decline as quickly or to the same extent as the average yield on earning assets. The falling interest rate environment has reduced interest expense by $58,000 during the nine-month period ended September 30, 2001.

Provision For Loan Losses
-------------------------
Crescent State Bank maintains an allowance for loan losses inherent in the portfolio. During the nine-month period ended September 30, 2001, $336,000 was provided for the allowance compared with $249,000 during the nine-month period ended September 30, 2000. Management believes the current reserve for loan losses is adequate.

Non-Interest Income
-------------------
Non-interest income for the nine-month period ended September 30, 2001 increased by $193,000 or 184% to $298,000 compared with $105,000 for prior period. The largest components of non-interest income for the current period were customer service charges of $115,000 and brokered mortgage loan and other loan related fees of $109,000. Brokered mortgage loan and other loan related fees increased by $83,000 or 309% and customer service fees increased by $68,000 or 143%. Service charge income on deposit accounts and other miscellaneous fees were $63,000 and $7,000, respectively. Investment securities available for sale were sold at a gain of $4,000. Management expects the level of non-interest income to increase as the volume of deposit accounts and fee-generating opportunities rises.

Non-Interest Expense
--------------------
The Company incurred $2.5 million in non-interest expenses during the nine-month period ended September 30, 2001 compared to $1.7 million for the period ended September 30, 2000. The 49% increase in non-interest expense is due primarily to opening a fourth banking location in Clayton, North Carolina and hiring new staff to support the overall growth in the Company. The two largest expenses associated with expansion and growth are personnel and occupancy, which accounted for $606,000 or 73% of the total $827,000 increase.

The largest component of non-interest expense for the first nine months of 2001 was salaries and employee benefits. Salaries and employee benefits expense increased by 62% from $753,000 for the prior period to $1.2 million during the current nine-month period. As of September 30, 2001, there were 29 full-time and 4 part-time employees operating four banking offices compared with 19 full-time, three part-time employees and three banking locations a year ago. As the Company continues to grow, additional staff will be needed to support our customer base.

Occupancy expense during the current period increased to $564,000 from $427,000 or 32%. During the current nine-month period, the Company incurred occupancy expense on three branch locations and the corporate headquarters. Occupancy expenses include rent, depreciation of fixed assets, utilities and real estate taxes. During the prior period, occupancy expenses were incurred for two branch locations and the corporate headquarters; however, the headquarters was not occupied until April 2000 and expenses consisted of just rent expense during the first quarter of 2000. Management expects occupancy expenses to remain fairly constant throughout the remainder of 2001.

Data processing expenses increased by $26,000 during the current period to $148,000 compared to $122,000 for the nine-months ended September 30, 2000. Due to increased account volumes and physical locations, data processing charges are expected to average approximately $19,000 through the remainder of 2001.

Other non-interest expenses for the nine-months ended September 30, 2000 totaled approximately $568,000. This represents a 52% increase over prior year period non-interest expenses of $373,000. Total expenses for professional services for the current period were $173,000 compared with $75,000 for the prior period. Growth in professional fees was due to the commencement of director's fees beginning on January 1, 2001, legal fees associated with the formation of the holding company and the outsourcing of internal audit and loan review functions. Other large components of non-interest expenses include office supplies and printing, advertising and marketing, and loan related expenses. For the nine-months ended September 30, 2001, these expenses were $85,000, $82,000 and $43,000, respectively. Other non-interest expense consists primarily of legal and other professional fees; appraisal fees and other loan related charges, telephone expense and other operating expenses.

Part II.    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

                 None

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 None

            (b)  Reports on Form 8-K.

            No reports on Form 8-K were filed by the Bank during the quarter ended September 30, 2001.

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CRESCENT STATE BANK


Date: November 8, 2001                  By: /s/ Michael G. Carlton
                                            ------------------------------------
                                            Michael G. Carlton
                                            President and Chief Executive


Date: November 8, 2001                  By: /s/ Bruce W. Elder
                                            ------------------------------------
                                            Bruce W. Elder
                                            Senior Vice President and Chief
                                            Financial Officer