Form 10KSB40
period 2001-12-31
CRESCENT FINANCIAL CORP
filed 2002-03-27
CIK 1143921

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

                        ANNUAL REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

                          Commission File No. 000-32951
                                              ---------

                         CRESCENT FINANCIAL CORPORATION
                         ------------------------------
             (Exact Name of Registrant as specified in its charter)

                                 NORTH CAROLINA
                                 --------------
                            (State of Incorporation)

                                   56-2259050
                                   ----------
                      (I.R.S. Employer Identification No.)

                              1005 High House Road
                           Cary, North Carolina 27513
                           --------------------------
                          (Address of Principal Office)

                                 (919) 460-7770
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                       -

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               -

The Registrant's revenues for the year ended December 31, 2001 were $7,652,554.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2001 was approximately $9,309,820.

The number of shares of the Registrant's Common Stock outstanding on December 31, 2001 was 1,289,527.

                      Documents Incorporated by Reference:

         1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 2001 (Part II).

         2. Proxy Statement for the 2002 Annual Meeting of Shareholders (Part III).

Transitional Small Business Format          Yes ____ No  X
                                                        ---

                        FORM 10-KSB CROSS-REFERENCE INDEX

PART I                                   FORM 10-KSB PROXY STATEMENT ANNUAL REPORT
                                         ----------- --------------- -------------

Item 1 - Description of Business              3
Item 2 - Property                            12
Item 3 - Legal Proceedings                   14
Item 4 - Submission of Matters to a Vote     N/A
         of Security Holders

PART II

Item 5 - Market for Common Equity                                          41
         and Related Shareholder
         Matters
Item 6 - Management's Discussion &                                         4
         Analysis
Item 7 - Financial Statements                                            19-39
Item 8 - Changes in and Disagreements        N/A
         with Accountants on
         Accounting and Financial
         Disclosure

PART III

Item 9 - Directors, Executive Officers,                    5-6
         Promoters and Control
         Persons; Compliance with
         Section 16(a) of the Exchange
         Act
Item 10 -Executive Compensation                           9-11
Item 11 -Security Ownership of Certain                     3
         Beneficial Owners and
         Management

Item 12 -Certain Relationships and                         12
         Related Transactions
Item 13 -Exhibits and Reports on             16
         Form 8-K

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

(a)-(b)

General

Crescent Financial Corporation (the "Registrant") was incorporated under the laws of the State of North Carolina on April 27, 2001, at the direction of the Board of Directors of Crescent State Bank (the "Bank"), for the purpose of serving as the bank holding company for the Bank and became the holding company for the Bank on June 30, 2001. To become the Bank's holding company, Registrant received approval of the Federal Reserve Board as well as the Bank's shareholders. Upon receiving such approval, each share of $5.00 par value common stock of the Bank was exchanged on a one-for-one basis for one share of $1.00 par value common stock of the Registrant.

The Registrant operates for primary purpose of serving as the holding company for the Bank. The Registrant's headquarters are located at 1005 High House Road, Cary, North Carolina 27513.

The Bank was incorporated on December 22, 1998, as a North Carolina-chartered commercial bank and opened for business on December 31, 1998. In addition to its main office, the Bank operates three (3) full service branch offices in Cary, Apex, and Clayton, North Carolina.

The Bank operates for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in its market area. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer and personal loans, and mortgage services and other associated financial services.

Primary Market Area

The Registrant's market area consists of the Town of Cary, North Carolina, Town of Apex, North Carolina, Wake County, North Carolina, Town of Clayton, North Carolina, and Johnston County, North Carolina. Wake County is part of the second largest metropolitan area in North Carolina, which, with adjacent counties, has a population of over one million. Cary, the second largest city in Wake County and seventh in North Carolina, has an estimated population of approximately 96,000. The area is a very strong and diversified economic area. The total population of Wake County is approximately 594,000. The total population of Johnston County is approximately 110,000. The market area is served by several major highways, Interstate 40, US 1 and 64, and NC 55. International, national, and regional airlines are served from the Raleigh-Durham International Airport, which is less than five miles from Cary.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. Registrant competes in its market areas with large regional and national banking organizations, other federally and state chartered financial institutions such as savings and loan institutions and credit unions, consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant's competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. As of June 30, 2001, Wake County had 208 offices of 21 different commercial and savings banks (including the largest banks in North Carolina). As of June 30, 2001, the Registrant accounted for 1.12% of total deposits by commercial and savings banks in Wake County. As of June 30, 2001, Johnston County had 38 offices of 11 different commercial and savings institutions (including the largest banks in North Carolina).

The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of Registrant's competitors. In addition, as a result of interstate banking, out-of-state commercial banks have acquired North Carolina banks and heightened the competition among banks in North Carolina.

Despite the competition in its market areas, Registrant believes that it has certain competitive advantages that distinguish it from its competition. Registrant believes that its primary competitive advantages are its strong local identity and affiliation with the community and its emphasis on providing specialized services to small and medium-sized business enterprises, as well as professional and upper-income individuals. Registrant offers customers modern, high-tech banking without forsaking community values such as prompt, personal service and friendliness. Registrant offers many personalized services and intends to attract customers by being responsive and sensitive to their individualized needs. Registrant also relies on goodwill and referrals from shareholders and satisfied customers, as well as traditional media to attract new customers. To enhance a positive image in the community, Registrant supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Employees

At December 31, 2001, the Registrant currently employed 30 full-time and 4 part-time employees. None of the Registrant's employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

Regulation

Regulation of the Bank

The Bank is extensively regulated under both federal and state law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Registrant and the Bank.

State Law. The Bank is subject to extensive supervision and regulation by the
---------
North Carolina Commissioner of Banks (the "Commissioner"). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition of the Bank. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. As a member institution of the FDIC, the Bank's deposits are
-----------------
insured up to a maximum of $100,000 per depositor through the Bank Insurance Fund, administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The Bank Insurance Fund assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

Capital Requirements. The federal banking regulators have adopted certain
--------------------
risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2001, the Bank was classified as "well-capitalized" with Tier 1 and Total Risk-Based Capital of 10.67% and 11.83% respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank's capital adequacy, an assessment of the bank's interest rate risk exposure.

The standards for measuring the adequacy and effectiveness of a banking organization's interest rate risk management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the "Federal Deposit Insurance Corporation Improvement Act of 1991" below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991,
-------------------------------------------------------------
Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDIC Improvement Act"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. The FDIC Improvement Act provides for, among other things:

     - publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

     - the establishment of uniform accounting standards by federal banking agencies,

     - the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

     - additional grounds for the appointment of a conservator or receiver, and

     - restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

The FDIC Improvement Act also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of the FDIC Improvement Act is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to the FDIC Improvement Act, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

The FDIC Improvement Act provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. The FDIC Improvement Act also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

Miscellaneous. The dividends that may be paid by the Bank are subject to legal
-------------
limitations. In accordance with North Carolina banking law, dividends may not be paid unless the Bank's capital surplus is at least 50% of its paid-in capital.

The earnings of the Bank will be affected significantly by the policies of the Federal Reserve Board, which is responsible for regulating the United States money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

The Bank cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Bank's operations.

Regulation of The Registrant

Federal Regulation. The Registrant is subject to examination, regulation and
------------------
periodic reporting under the Bank Holding Company Act of 1956, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis.

The Registrant is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is required for the Registrant to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than five percent of any class of voting shares of such bank or bank holding company.

The merger or consolidation of the Registrant with another bank, or the acquisition by the Registrant of assets of another bank, or the assumption of liability by the Registrant to pay any deposits in another bank, will require the prior written approval of the primary federal bank regulatory agency of the acquiring or surviving bank under the federal Bank Merger Act. The decision is based upon a consideration of statutory factors similar to those outlined above with respect to the Bank Holding Company Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the Bank Holding Company Act and/or the North Carolina Banking Commission may be required.

The Registrant is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Registrant' consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the Federal Reserve Board, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

The status of the Registrant as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

        - making or servicing loans;
        - performing certain data processing services;
        - providing discount brokerage services;
        - acting as fiduciary, investment or financial advisor;
        - leasing personal or real property;
        - making investments in corporations or projects designed primarily to promote community welfare; and
        - acquiring a savings and loan association.

In evaluating a written notice of such an acquisition, the Federal Reserve Board will consider various factors, including among others the financial and managerial resources of the notifying bank holding company and the relative public benefits and adverse effects which may be expected to result from the performance of the activity by an affiliate of such company. The Federal Reserve Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in
                         -- ----
whole or in part, of a going concern. The required notice period may be extended by the Federal Reserve Board under certain circumstances, including a notice for acquisition of a company engaged in activities not previously approved by regulation of the Federal Reserve Board. If such a proposed acquisition is not disapproved or subjected to conditions by the Federal Reserve Board within the applicable notice period, it is deemed approved by the Federal Reserve Board.

However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which became effective on March 11, 2000, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a "financial holding company". A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature." Among the activities that are deemed "financial in nature" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities and activities that the Federal Reserve Board considers to be closely related to banking.

A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. The Registrant has not yet elected to become a financial holding company.

Under the Modernization Act, the Federal Reserve Board serves as the primary "umbrella" regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions. We cannot predict the full sweep of the new legislation.

Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines
--------------------
in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

         - a leverage capital requirement expressed as a percentage of adjusted total assets;

         - a risk-based requirement expressed as a percentage of total risk-weighted assets; and

         - a Tier 1 leverage requirement expressed as a percentage of adjusted total assets.

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders' equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others.

The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

The Federal Reserve Board's regulations provide that the foregoing capital requirements will generally be applied on a bank-only (rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets.

Source of Strength for Subsidiaries. Bank holding companies are required to
-----------------------------------
serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries' compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

Dividends. As a bank holding company that does not, as an entity, currently
---------
engage in separate business activities of a material nature, the Registrant's ability to pay cash dividends depends upon the cash dividends the Registrant receives from the Bank. At present, the Registrant's only source of income is dividends paid by the Bank and interest earned on any investment securities the Registrant holds. The Registrant must pay all of its operating expenses from funds it receives from the Bank. Therefore, shareholders may receive dividends from the Registrant only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition.

The FDIC Improvement Act requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and, since adoption of the Riegle Community Development and Regulatory Improvement Act of 1994, to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens. In 1995, the agencies adopted regulations requiring as part of the assessment of an institution's capital adequacy the consideration of (a) identified concentrations of credit risks, (b) the exposure of the institution to a decline in the value of its capital due to changes in interest rates and (c) the application of revised conversion factors and netting rules on the institution's potential future exposure from derivative transactions.

In addition, the agencies in September 1996 adopted amendments to their respective risk-based capital standards to require banks and bank holding companies having significant exposure to market risk arising from, among other things, trading of debt instruments, (1) to measure that risk using an internal value-at-risk model conforming to the parameters established in the agencies' standards and (2) to maintain a commensurate amount of additional capital to reflect such risk. The new rules were adopted effective January 1, 1997, with compliance mandatory from and after January 1, 1998.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law is applicable to the extent that the Registrant maintains as a separate subsidiary a depository institution in addition to the Bank.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and Federal Reserve Board regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, The Registrant, any subsidiary of the Registrant and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would also apply to guarantees of capital plans under the FDIC Improvement Act.

Interstate Branching

Under the Riegle Community Development and Regulatory Improvement Act (the "Riegle Act"), the Federal Reserve Board may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. As of June 1, 1997, banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle Act. These mergers are also subject to similar aging and deposit concentration limits.

North Carolina "opted-in" to the provisions of the Riegle Act. Since July 1, 1995, an out-of-state bank that did not already maintain a branch in North Carolina was permitted to establish and maintain a de novo branch in North Carolina, or acquire a branch in North Carolina, if the laws of the home state of the out-of-state bank permit North Carolina banks to engage in the same activities in that state under substantially the same terms as permitted by North Carolina. Also, North Carolina banks may merge with out-of-state banks, and an out-of-state bank resulting from such an interstate merger transaction may maintain and operate the branches in North Carolina of a merged North Carolina bank, if the laws of the home state of the out-of-state bank involved in the interstate merger transaction permit interstate merger.

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant's operations.

ITEM 2 - PROPERTIES

The following table sets forth the location of the Registrant's main office and branch offices, as well as certain information relating to these offices to date.

                                  Year       Approximate
Office Location                  Opened     Square Footage      Owned or Leased
---------------                  ------     --------------      ---------------

Main Office                       2000           8,100              Leased
1005 High House Road
Cary, NC

Cary Branch                       1998           2,960              Leased
1155 Kildaire Farm Road
Cary, NC

Apex Branch                       1999           3,500              Leased
303 South Salem Street
Apex, NC

Clayton Branch                    2000           2,990              Leased
315 East Main Street
Clayton, NC

The initial lease term for the Main Office located at 1005 High House Road in Cary, NC is ten (10) years terminating on November 30, 2009. The Bank has the option to extend the lease for three (3) additional five-year terms. Monthly rent is $13,425 subject to annual increases of 2%.

The lease was renewed in January 2001 for the Cary Branch located at 1155 Kildaire Farm Road in Cary, NC for five (5) years. The Bank has the option to renew the lease for two (2) additional five-year terms. Monthly rent is $4,853.

The initial lease term for the Apex Branch located at 303 South Salem Street in Apex, NC is ten (10) years terminating on August 31, 2009. The Bank has the option to renew for two (2) five-year terms. Monthly rent is $3,850 through August 31, 2004 and then adjusts for the final five (5) year period based on the Consumer Price Index.

The initial lease term for the Clayton Branch located at 315 East Main Street in Clayton, NC is five (5) years. The Bank has the option to renew the lease for two (2) three-year terms. The monthly rent is $3,238 for the entire term.

ITEM 3 - LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information contained in the section captioned "Market for the Common Stock" in the 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information contained in the section captioned "Management's Discussion and Analysis" in the 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - FINANCIAL STATEMENTS

The information contained in the sections captioned "Financial Statements" in the 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information contained under the section captioned "PROPOSAL 1: ELECTION OF DIRECTORS" in the Registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders (the "Proxy Statement ") is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

The information contained under the section captioned "PROPOSAL 1: ELECTION OF DIRECTORS - Director Compensation" and "-Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the section captioned "Ownership of Voting Securities" in the Proxy Statement is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the section captioned "PROPOSAL 1: ELECTION OF DIRECTORS - Indebtedness and Transactions with Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3(i)    Articles of Incorporation of Registrant (filed herewith)

     3(ii)   Bylaws of Registrant (filed herewith)

     4       Form of Stock Certificate (filed herewith)

     10(i)   1999 Incentive Stock Option Plan, approved by shareholders on
     April 27, 1999 (incorporated by reference to Registrant's Registration Statement on Form S-8 as filed with the SEC on September 5, 2001)

     10(ii) 1999 Nonqualified Stock Option Plan for Directors, approved by shareholders on April 27, 1999 (incorporated by reference to Registrant's Registration Statement on Form S-8 as filed with the SEC on September 5, 2001)

     10(iii) Employment Agreement between the Registrant and Michael G. Carlton (incorporated by reference to Registrant's 10-KSB for the year ended December 31, 2000, as filed with the FDIC.)

     10(iv)   Employment Agreement between the Registrant and Bruce W. Elder
     (incorporated by reference to Registrant's 10-KSB for the year ended December 31, 2000, as filed with the FDIC.)

     10(v)    Change in Control Agreement with Thomas E. Holder, Jr.
     (incorporated by reference to Registrant's 10-KSB for the year ended December 31, 2000, as filed with the FDIC.)

     10(vi)   Lease Agreement for Cary Office (incorporated by reference to
     Registrant's 10-KSB for the year ended December 31, 2000, as filed with the FDIC.)

     10(vii) Lease Agreement for Apex Office (incorporated by reference to Registrant's 10-KSB for the year ended December 31, 2000, as filed with the FDIC.)

     10(viii) Lease Agreement for Clayton Office (incorporated by reference to Registrant's 10-KSB for the year ended December 31, 2001, as filed with the
     SEC)

     10(ix)   Lease Agreement for Main Office (incorporated by reference to
     Registrant's 10-KSB for the year ended December 31, 2001, as filed with the
     SEC)

     10(x)    401(k) Savings Plan of Registrant (incorporated by reference to
     Registrant's 10-KSB for the year ended December 31, 2001, as filed with the
     SEC)

     13       2001 Annual Report to Shareholders (filed herewith)

     99       Proxy Statement (incorporated by reference to Registrant's
     Schedule 14A definitive Proxy Statement for the 2002 Annual Meeting as filed with the SEC)

(b)  Reports Filed on Form 8-K

     N/A

Pursuant to the requirements of Section 13 of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CRESCENT FINANCIAL CORPORATION
                                     ------------------------------
                                     Registrant

                                     By:   /s/ Michael G. Carlton
                                           ----------------------
                                           Michael G. Carlton
Date: March 21, 2002                       President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael G. Calton                                          March 21, 2002
---------------------
Michael G. Carlton, President and
Chief Executive Officer


/s/ Bruce W. Elder                                             March 21, 2002
------------------
Bruce W. Elder, Senior Vice President
and Chief Financial Officer


________________________________
Brent D. Berringer, Director


________________________________
Joseph S. Colson, Jr., Director


/s/ Bruce I. Howell                                            March 21, 2002
-------------------
Bruce I. Howell, Director


/s/ James A. Lucas                                             March 21, 2002
------------------
James A. Lucas, Director


/s/ Kenneth A. Lucas                                           March 21, 2002
--------------------
Kenneth A. Lucas, Director


/s/ Sheila Hale Ogle                                           March 21, 2002
--------------------
Sheila Hale Ogle, Director


/s/ Larry W. Pegram                                            March 21, 2002
-------------------
Larry W. Pegram, Director


/s/ Jon S. Rufty                                               March 21, 2002
----------------
Jon S. Rufty, Director


/s/ Harry D. Stephenson                                        March 21, 2002
-----------------------
Harry D. Stephenson, Director


/s/ Stephen K. Zaytoun                                         March 21, 2002
----------------------
Stephen K. Zaytoun, Director

                            EXHIBIT INDEX

     Exhibit
     Number                        Exhibit
     ------                        -------
       3(i)        Articles of Incorporation.                                  Filed herewith

      3(ii)        Bylaws                                                      Filed herewith

       4           Form of Stock Certificate                                   Filed herewith

      10(i)        1999 Incentive Stock Option Plan                                   *

     10(ii)        1999 Nonqualified Stock Option Plan                                *

     10(iii)       Employment Agreement Michael G. Carlton                           **

     10(iv)        Employment Agreement of Bruce W. Elder                            **

      10(v)        Change of Control Agreement with Thomas E. Holder, Jr.            **

     10(vi)        Lease Agreement for Cary Office                                   **

     10(vii)       Lease Agreement for Apex Office                                   **

    10(viii)       Lease Agreement for Clayton Office                                ***

     10(ix)        Lease Agreement for Main Office                                   ***

      10(x)        401(k) Plan                                                       ***

      13           Annual Report                                               Filed herewith

      99           Proxy Statement                                                  ****

* Incorporated by reference to the Registrant's Registration Statement on Form S-8 as filed with the SEC on September 5, 2001.

** Incorporated by reference to the Registrant's 10-KSB for the year ended December 31, 2000, as filed with the FDIC.

*** Incorporated by reference to the Registrant's 10-KSB for the year ended December 31, 2001, as filed with the FDIC.

**** Incorporated by reference to the Registrant's Schedule 14A definitive Proxy Statement for the 2002 Annual Meeting as filed with the SEC.