Form 10QSB
period 2002-03-31
CRESCENT FINANCIAL CORP
filed 2002-05-15
CIK 1143921

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20429



                                   FORM 10-QSB



      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No _____
         ---
The number of shares of the registrant's common stock outstanding as of April 24, 2002 was 1,450,718.

                                                                                                          Page No.
                                                                                                          -------
Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  March 31, 2002 and December 31, 2001 .............................................          3

                  Consolidated Statements of Operations
                  Three Month Periods Ended March 31, 2002 and 2001 ................................          4

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2002 and 2001 .......................................          5

                  Notes to Consolidated Financial Statements .......................................          6

Item 2 -      Management's Discussion and Analysis of Financial Condition and Results
              of Operations ........................................................................     7 - 20

Part II.      Other Information

                  Item 4. Submission of Matters to a Vote of Security Holders ......................         21

                  Item 6. Exhibits and Reports on Form 8-K .........................................         21

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                  CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------

                                                                                      March 31, 2002      December 31,
                                                                                        (Unaudited)             2001*
                                                                                     ----------------     ------------
                                                                                            (dollars in thousands)
ASSETS

Cash and due from banks                                                              $       4,469        $    10,095
Interest-earning deposits with banks                                                           768              4,589
Federal funds sold                                                                           6,074             10,319
Investment securities available for sale at fair value                                      21,932             22,833
Loans                                                                                       93,559             80,574
Allowance for loan losses                                                                   (1,329)            (1,116)
                                                                                     --------------       -----------
                                                                       NET LOANS            92,230             79,458
Accrued interest receivable                                                                    548                513
Federal Home Loan Bank stock                                                                   250                250
Bank premises and equipment                                                                    780                851
Other assets                                                                                   839                266
                                                                                     -------------        -----------

                                                                    TOTAL ASSETS     $     127,890        $   129,174
                                                                                     =============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
   Demand                                                                            $      20,505        $    27,122
   Savings                                                                                   1,142                683
   Money market and NOW                                                                     39,785             39,251
   Time                                                                                     50,481             46,099
                                                                                     -------------        -----------
                                                                  TOTAL DEPOSITS           111,913            113,155

Federal Home Loan Bank advances                                                              5,000              5,000
Accrued expenses and other liabilities                                                         428                569
                                                                                     -------------        -----------

                                                               TOTAL LIABILITIES           117,341            118,724
                                                                                     -------------        -----------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 shares authorized,
    none outstanding;                                                                            -                  -
Common stock, $1 par value, 20,000,000 shares authorized; 1,450,718 shares
    issued and outstanding                                                                   1,290              1,290
   Additional paid-in capital                                                                9,625              9,625
   Accumulated deficit                                                                        (438)              (653)
   Accumulated other comprehensive income                                                       72                188
                                                                                     -------------        -----------

                                                      TOTAL STOCKHOLDERS' EQUITY            10,549             10,450
                                                                                     -------------        -----------

COMMITMENTS (Note B)

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY     $     127,890        $   129,174
                                                                                     =============        ===========

* Derived from audited financial statements.

See accompanying notes.

                  CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                   Three Months Ended March 31, 2002 and 2001

-----------------------------------------------------------------------------------------------------------------------


                                                                                           2002                 2001
                                                                                     ------------          ------------
                                                                                            (dollars in thousands
                                                                                            except per share data)
INTEREST INCOME
   Loans                                                                             $      1,476          $     1,233
   Investment securities available for sale                                                   340                  230
   Federal funds sold and interest-bearing deposits                                            32                  173
                                                                                     ------------          -----------

                                                           TOTAL INTEREST INCOME            1,848                1,636
                                                                                     ------------          -----------

INTEREST EXPENSE
   Deposits                                                                                   617                  830
   Borrowings                                                                                  57                    -
                                                                                     ------------          -----------

                                                          TOTAL INTEREST EXPENSE              674                  830
                                                                                     ------------          -----------

                                                             NET INTEREST INCOME            1,174                  806

PROVISION FOR LOAN LOSSES                                                                     213                  131
                                                                                     ------------          -----------

                                                      NET INTEREST INCOME AFTER
                                                      PROVISION FOR LOAN LOSSES               961                  675
                                                                                     ------------          -----------

NON-INTEREST INCOME                                                                           160                   81
                                                                                     ------------          -----------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                                             466                  388
   Occupancy and equipment                                                                    195                  183
   Data processing                                                                             60                   48
   Other                                                                                      214                  176
                                                                                     ------------          -----------

                                                      TOTAL NON-INTEREST EXPENSE              935                  795
                                                                                     ------------          -----------

                                               INCOME (LOSS) BEFORE INCOME TAXES              186                  (39)

INCOME TAX EXPENSE (BENEFIT)                                                                  (29)                   -
                                                                                     ------------          -----------

                                                               NET INCOME (LOSS)     $        215          $       (39)
                                                                                     ============          ===========

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE                                 $        .15          $      (.03)
                                                                                     ============          ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC                                        1,450,718            1,450,718
                                                                                     ============          ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED                                      1,479,638            1,450,718
                                                                                     ============          ===========

See accompanying notes.
                                       -4-

                  CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   Three Months Ended March 31, 2002 and 2001

---------------------------------------------------------------------------------------------------------------------

                                                                                            2002               2001
                                                                                        ----------       ------------

                                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                    $      215       $       (39)
                                                                                        ----------       -----------
   Adjustments to reconcile net loss to net cash used by operating activities
     Depreciation                                                                               77                75
     Provision for loan losses                                                                 213               131
     Deferred income taxes                                                                     (99)                -
     (Gain)/loss on sale of securities                                                           -                (2)
     Net amortization of premiums on securities                                                 (2)               (7)
     Change in assets and liabilities
        (Increase) in accrued interest receivable                                              (35)              (59)
        (Increase) in other assets                                                             (53)               (1)
        Increase in accrued interest payable                                                     5                41
        (Decrease) in other liabilities                                                       (146)              (85)
                                                                                        ----------       -----------
                                                               TOTAL ADJUSTMENTS               (40)               93
                                                                                        ----------       -----------

                                       NET CASH PROVIDED BY OPERATING ACTIVITIES               175                54
                                                                                        ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale                                                 (529)           (3,818)
   Proceeds from sales of securities available for sale                                          -             1,004
   Maturities of securities available for sale                                                 600             1,000
   Principal repayments of securities available for sale                                       643               168
   Net increase in loans                                                                   (13,333)          (10,091)
   Purchases of bank premises and equipment                                                     (6)              (51)
                                                                                        ----------       -----------

                                           NET CASH USED BY INVESTING ACTIVITIES           (12,625)          (11,788)
                                                                                        ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits:
     Noninterest-bearing demand                                                             (6,617)            2,184
     Savings                                                                                   459                96
     Money market and NOW                                                                      534            21,224
     Time deposits                                                                           4,382            12,056
                                                                                        ----------       -----------


                                NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            (1,242)           35,560
                                                                                        ----------       -----------

                            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (13,692)           23,826

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              25,003             8,882
                                                                                        ----------       -----------

                                        CASH AND CASH EQUIVALENTS, END OF PERIOD        $   11,311       $    32,708
                                                                                        ==========       ===========

See accompanying notes.

                  CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods March 31, 2002 and 2001, in conformity with generally accepted accounting principles. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of Crescent Financial Corporation and subsidiary (the "Company"), accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of the Bank's 2001 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At March 31, 2002, loan commitments are as follows

     Undisbursed lines of credit                            $25,106,000
     Stand-by letters of credit                                  30,000

NOTE C - PER SHARE RESULTS

Net income (loss) per share has been computed by dividing net income (loss) for each period by the weighted average number of shares outstanding during such period. The net loss per share for the period ended March 31, 2001 has been adjusted to reflect the effects of a 12 1/2 % stock split effected in the form of a dividend to be paid on April 15, 2002 to shareholders of record March 15, 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Management's discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the "Company"). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation's operating results and financial condition for the periods ended March 31, 2002 and 2001. It should be read in conjunction with the audited financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

    COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2001

Over the three-month period ended March 31, 2002, total assets declined by $1.3 million from $129.2 million at December 31, 2001 to $127.9 million at March 31, 2002. The decrease in total assets resulted from the maturity of a significant volume of high-cost certificates of deposit and a sharp decline in deposits to real estate escrow settlement accounts. Earning assets totaled $122.5 million or 96% of total assets at March 31, 2002 compared with $118.8 million or 92% of total assets as of December 31, 2001. Components of earning assets at March 31, 2002 are $93.6 million in gross loans, $22.1 million in investment securities and FHLB stock, $6.1 million in overnight investments and $768,000 in interest-bearing deposits with correspondent banks. Total deposits and stockholders' equity at March 31, 2002 were $111.9 million and $10.5 million compared to $113.2 million and $10.4 million, respectively, at December 31, 2001.

Gross loans outstanding at March 31, 2002 increased by $13.0 million or 24% to $93.5 million compared to $80.6 million reported at December 31, 2001. The composition of the loan portfolio, by category, as of March 31, 2002 is 34% commercial mortgage loans, 29% construction loans, 20% commercial loans, 14% residential real estate loans and 3% consumer and other loans. The commercial mortgage category showed the most significant net increase growing $6.8 million from $25.3 million at December 31, 2001 to $32.1 million at March 31, 2002. The net growth in the construction loans category was $4.1 million, increasing from $23.2 million at December 31, 2001 to $27.3 million at March 31, 2002. Loans secured by residential real estate experienced net growth of $2.8 million during the three-month period ended March 31, 2002 from $10.0 million to $12.8 million. The commercial and consumer loan categories experienced net decreases of $764,000 and $9,000, respectively during the first quarter of 2002. The composition of the loan portfolio, by category, as of December 31, 2001 was 31% commercial mortgage loans, 29% construction loans, 24% commercial loans, 12% residential real estate loans and 4% consumer and other loans.

The Company had an allowance for loan losses at March 31, 2002 of $1.3 million or 1.42% of total outstanding loans compared to $1.1 million or 1.38% of total outstanding loans at December 31, 2001. At March 31, 2002, there were no loans in non-accrual status, no loans 90 days or more past due and still accruing interest and two loans with an aggregate outstanding balance of $136,000 past due thirty days or more. At December 31, 2001, there was one loan in the amount of $429,000 in non-accrual status. Non-performing loans represented .53% of total outstanding loans at December 31, 2001. There were no loans past due 90 days or more and still accruing interest, and there were no other loans past due thirty days or more on December 31, 2001.

The Company has investment securities with an amortized cost of $21.8 million at March 31, 2002. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $21.9 million. The portfolio decreased by $900,000 or 4% compared with $22.8 million at December 31, 2001. The Company's investment in debt securities at March 31, 2002, consists of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities and municipal bonds. Additions to the investment portfolio included $529,000 in new purchases and $2,000 of net purchase discount accretion. Activities resulting in portfolio decreases included $600,000 in bond maturities, $643,000 of principal re-payments, and a $188,000 decline in the fair market value of the portfolio.

Federal funds sold at March 31, 2002 are $6.1 million or $4.2 million less than the $10.3 million reported at December 31, 2001. The Company holds funds in overnight investments to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels. During the first quarter of 2002, excess overnight funds were used to fund strong loan growth and to satisfy deposit fluctuations. Overnight funds tend to increase sharply at month-end due to several real estate settlement accounts maintained by bank customers.

Interest-earning deposits held at correspondent banks declined by approximately $3.8 million from $4.6 million at December 31, 2001 to $768,000 million at March 31, 2002. The Company had previously owned a $3.0 million certificate of deposit with a correspondent bank that matured in February 2002. Excess interest-bearing deposits were primarily used to fund the strong loan demand satisfy deposit volume fluctuations.

Non-earning assets decreased by approximately $5.1 million between December 31, 2001 and March 31, 2002. Non-interest bearing cash due from banks decreased by more than $5.6 million during the first quarter. Cash due from banks includes amounts represented by checks in the process of being collected through the Federal Reserve payment system. On December 31, 2001, there was a significant dollar volume of checks accepted for deposit and sent to the Federal Reserve Bank for processing. Funds represented by these checks were not yet collected and therefore could not be invested overnight. For more details regarding the increase in cash and cash equivalents, see the Cash Flow Statement. Other assets increased by $573,000 primarily due to the foreclosure on real estate securing a loan. For more details, see the section entitled Non-Performing Assets.

At March 31, 2002, total deposits decreased by $1.3 million to $111.9 million from $113.2 million at December 31, 2001. Non interest-bearing demand deposits decreased by $6.6 million during the first quarter of 2002. The Company maintains a number of non interest-bearing real estate escrow accounts for settlement attorneys. Balances in these accounts fluctuate from month to month based on economic conditions and the activity in the local residential housing market. Deposit balances in real estate escrow accounts declined by approximately $7.9 million between December 31, 2001 and March 31, 2002. The interest-bearing deposit categories increased by $5.4 million during the first quarter of 2002 with time deposits growing by $4.4 million, statement savings by $460,000, money market by $355,000 and interest-bearing demand deposits by $179,000. The composition of the deposit base, by category, at March 31, 2002 is as follows: 45% time deposits, 20% money market and savings, 19% non-interest-bearing demand deposits, and 16% interest-bearing demand deposits. The composition of the deposit base, by category, at December 31, 2001 was 41% time deposits,

24% non-interest-bearing demand deposits, 19% money market and savings, and 16% interest-bearing demand deposits. Time deposits of $100,000 or more totaled $24.6 million at March 31, 2002 compared to $21.6 million at December 31, 2001. Brokered deposits at March 31, 2002 were $5.0 million. There were no brokered deposits at December 31, 2001.

At March 31, 2002 and December 31, 2001, the Company had $5.0 million of borrowings with the FHLB. The advance carries an interest rate of 4.44% and matures on July 6, 2011 but is continuously convertible every three months after July 7, 2003 to a variable rate at three month London Inter-Bank Offering Rate.

Accrued expenses and other liabilities decreased by $141,000 to $428,000 at March 31, 2002 compared with $569,000 at December 31, 2001. The decrease was due to the payment of federal and state income taxes and other previously accrued expenses.

Between December 31, 2001 and March 31, 2002, total stockholders' equity rose by $99,000. The net increase resulted from net income for the first quarter of $215,000 and an $116,000 decline in the unrealized gain on investments available for sale.

            COMPARISON OF RESULTS OF OPERATIONS FOR THE PERIODS ENDED
                             MARCH 31, 2002 AND 2001

Net Income. Net income for the three-month period ending March 31, 2002 was $215,000 or $.15 per basic and diluted share compared with a net loss of $39,000 or $(.03) per basic and diluted share for the three-month period ended March 31, 2001. The 2001 per share data has been adjusted for 1.125-to-1 stock split effected as a dividend payable on April 15, 2002 to shareholders of record March 15, 2002. Annualized return on average assets was .75% and (.18)% for the two periods ended March 31, 2002 and 2001, respectively. Return on average equity for the current period was 8.19% compared to (1.58)% for the prior period.

Results of operations for the three-month period ended March 31, 2002, when compared with the period ended March 31, 2001, were positively impacted by strong earning asset growth, improved efficiency in the composition and funding of earning assets, and solid improvement in non interest income. Net income was tempered by increases in both the provision for loan losses and non-interest expenses.

Net Interest Income. Net interest income increased by $368,000 or 46% from $806,000 at March 31, 2001 to $1.2 million at March 31, 2002. Total interest income benefited from strong growth in average earning assets that more than offset the lower asset yields resulting from the significant reductions in short-term interest rates. Despite the lower yields, the net margin improved due to a more favorable mix of average earning assets during the three-months ended March 31, 2002 compared to that of the prior year period.

Total average earning assets increased $33.1 million or 42% from an average of $79.3 million as of March 31, 2001 to an average of $112.4 million as of March 31, 2002. The Company experienced strong loan growth during the twelve-month period March 31, 2001 to March 31, 2002 resulting in the average balance of loans outstanding increasing by $33.4 million. Average loans outstanding during the first quarter of 2002 were $85.8 million compared to $52.4 million for the prior year period. The average balance of the investment securities portfolio for the three-month period ended March 31, 2002 was $22.5 million increasing by $7.8 million or 53% compared to an average of $14.7 million at March 31, 2001. The average balance of federal funds sold and other earning assets declined to $4.0 million for the three-month period ended March 31, 2002 compared to $12.3 million for the prior period. During the first three months of

2002, excess overnight investments were used to fund strong loan demand and satisfy deposit fluctuation. The net growth in total average earning assets accounted for a $710,000 increase in interest income. This increase was somewhat mitigated by a $498,000 decrease in interest income due to significantly lower yields realized on earning assets. Total interest expense experienced a net decrease of $156,000. The net decrease was the result of a decrease of $351,000 from lower rates paid on interest-bearing funds and an increase of $195,000 from an increase in the volume of interest-bearing funds.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended March 31, 2002 was 4.24% compared to 4.12% for the three-month period ended March 31, 2001. Despite lower yields on earning assets, the net margin improved due to a more efficient mix of average earning assets during the first quarter of 2002 compared to the first quarter of the prior year. The Federal Reserve Open Market Committee (FOMC) reduced short-term interest rates eleven times during 2001 for a total of 475 basis points. The average yield on earning assets for the current three-month period declined 169 basis points to 6.67% compared with 8.36% for the prior year period, while the average cost of interest-bearing funds decreased by 206 basis points to 3.22% from 5.28%. The decrease in the average yield was less pronounced than the decrease in the average cost of funds due to the shifting of short-term investments into higher yielding asset types. The percentage of average short-term investments to total average earning assets for the three-months ended March 31, 2002 was 4% compared to 16% for the comparative period ended March 31, 2001. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased by 37 basis points from 3.08% for the first quarter of 2001 to 3.45% for the first quarter of 2002. The percentage of average interest earning assets to average interest-bearing liabilities increased to 132% for the current period from 124% for the prior period. This is due to an increase in the percentage of average non interest-bearing deposits to average total deposits to 19% for the three-month period ended March 31, 2002 from 12% for the comparative prior year period.

Provision for Loan Losses. The Company's provision for loan losses for the three-month period ended March 31, 2002 was $213,000, representing an $82,000 or 63% increase over the $131,000 recorded for the same period in 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under "Analysis of Allowance for Loan Losses." The increase in the loan loss provision in the current quarter as compared to that of the prior year is principally due to the growth in total outstanding loans occurring between December 31, 2001 and March 31, 2002. The allowance for loan losses is $1.3 million at March 31, 2002, representing 1.42% of total outstanding loans.

Non-Interest Income. For the three-month period ended March 31, 2002, non-interest income was $160,000 compared to $81,000 for the same period in 2001. The largest components of non-interest income in the first quarter of 2002 were $64,000 in customer service charges, $64,000 in mortgage loan origination fees, and $27,000 in service charges and fees on deposit accounts. Management expects the level of other non-interest income to increase with the volume of deposit accounts and with the introduction of new products such as receivables factoring and investment services.

Non-Interest Expenses. Non-interest expenses were $935,000 for the three-month period ended March 31, 2002 compared with $795,000 for the same period ended March 31, 2001. The largest component of non-interest expense for the current period was personnel expense.

Salaries and benefits expense was $466,000 for the three-month period ended March 31, 2002, representing a $78,000 or 20% increase over the $388,000 recorded for the same period in the prior year. The increase is primarily due to adding staff to support the Company's growth. Management anticipates personnel expense to continue to increase as opportunities to hire quality employees present themselves.

Occupancy expenses increased by $12,000 or 7% from $183,000 for the three-month period ended March 31, 2001 to $195,000 for the current year period. Data processing costs increased from $48,000 for the three-months ended March 31, 2001 to $60,000 for the current three-month period. The Company outsources its data processing and expenses are tied closely to transaction and account volumes. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $38,000 to $214,000 for the first quarter of 2002 compared with $176,000 for the first quarter in the prior year. The increase was primarily as a result of the Company's continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recognized an income tax benefit of $29,000 during the first three-months of 2002. The benefit resulted from the recognition of deferred tax assets generated in periods before the Company achieved profitability. No income tax benefit or expense was recorded for the three-month period ended March 31, 2001.

                               NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities ("interest rate spread") and (2) the relative amounts of interest-earning assets and interest-bearing liabilities ("net interest-earning balance"). The following table sets forth information relating to average balances of the Company's assets and liabilities for the years ended March 31, 2002 and 2001. The table reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the table, non-accrual loans are included in the average loan balance.

----------------------------------------------------------------------------------------------------------------------------------
Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)
                                                                     Three Months Ended March 31,
                                                   -------------------------------------------------------------------------------
                                                                     2002                                 2001
                                                   -------------------------------------------------------------------------------
                                                   Average                    Average      Average                  Average
                                                   Balance        Interest    Yield/Cost   Balance      Interest    Yield/Cost
                                                   -------------------------------------------------------------------------------
Interest-earnings assets
------------------------
Loan portfolio                                     $   85,833     $  1,476      6.97%      $  52,357    $   1,233      9.55%
Investment securities                                  22,534          340      6.04%         14,668          230      6.27%
Fed funds and other interest-earning assets             3,990           32      3.25%         12,305          173      5.70%
                                                   -------------------------------------------------------------------------------
Total earning assets                                  112,357        1,848      6.67%         79,330        1,636      8.36%
Noninterest-bearing assets                              4,321                                  3,244
                                                   ----------                              ---------
Total assets                                       $  116,678                              $  82,574
                                                   ==========                              =========

Interest-bearing liabilities
----------------------------
Deposits                                           $   79,731     $    617      3.14%      $  63,755    $     830      5.28%
Borrowings                                              5,307           57      4.30%              -            -         -
                                                   -------------------------------------------------------------------------------
Total interest-bearing liabilities                     85,038          674      3.22%         63,755          830      5.28%
Non interest-bearing deposits                          20,507                                  8,534
Other liabilities                                         478                                    310
Total Liabilities                                     106,023                                 72,599
Stockholders' equity                                   10,655                                  9,975
                                                   ----------                              ---------
Total liabilities & stockholders' equity           $  116,678                              $  82,574
                                                   ==========                              =========

                                                                  --------                              ---------
Net interest income                                               $  1,174                              $     806
                                                                  ========                              =========
Interest rate spread                                                            3.45%                                  3.08%
                                                                              =======                                =======
Net yield on interest-earning assets                                            4.24%                                  4.12%
                                                                              =======                                =======
Percentage of average interest-earning
   assets to average interest bearing
   liabilities                                                                 132.13%                               124.43%
                                                                              --------                               -------
----------------------------------------------------------------------------------------------------------------------------------

                          VOLUME/RATE VARIANCE ANALYSIS

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


--------------------------------------------------------------------------------------------------------------
Rate/Volume Analysis

                                                                       Three Months Ended March 31,
                                                                               2002 vs. 2001
                                                                               (in Thousands)
                                                              ------------------------------------------------
                                                                          Increase (Decrease) Due to
                                                              ------------------------------------------------

                                                                    Volume        Rate                  Total
                                                              -------------------------           ------------
Interest Income
---------------
Loan portfolio                                                         682       (439)                    243
Investment Securities                                                  120        (10)                    110
Fed funds and other interest-earning assets                            (92)       (49)                   (141)
                                                              -------------------------           ------------
Total interest-earning assets                                          710       (498)                    212


Interest Expense
----------------
Deposits                                                               166       (379)                   (213)
Borrowings                                                              29         28                      57
                                                              -------------------------           ------------
Total interest-bearing liabilities                                     195       (351)                   (156)

Net interest income                                                    515       (147)                    368
                                                              =========================           ============
--------------------------------------------------------------------------------------------------------------

                              NONPERFORMING ASSETS

The table sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

---------------------------------------------------------------------------------------
                                               At March 31,           At December 31,
                                           -------------------     -------------------
                                            2002        2001        2001        2000
                                           ------      -------     ------      -------
                                                     (Dollars in thousands)
Nonaccrual loans                           $    -      $     -     $  429      $     -
Restructured loans                              -            -          -            -
                                           ------      -------     ------      -------

   Total nonperforming loans                    -            -        429            -

Real estate owned                             341            -          -            -
                                           ------      -------     ------      -------

   Total nonperforming assets              $  341      $     -     $  429      $     -
                                           ======      =======     ======      =======
Accruing loans past due
   90 days or more                         $    -      $     -     $    -      $     -
Allowance for loan losses                   1,329          761      1,116          630
Nonperforming loans to
   period end loans                          0.00%        0.00%        53%        0.00%
Allowance for loan losses
   to period end loans                       1.42%        1.30%      1.38%        1.30%
Allowance for loan losses
   to nonperforming loans                    0.00%        0.00%    260.14%        0.00%
Nonperforming assets
   to total assets                             27%        0.00%        33%        0.00%
---------------------------------------------------------------------------------------

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower's ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At March 31, 2002, we had identified no loans as potential problem loans.

At March 31, 2002, we had no nonaccrual loans. Interest on nonaccrual loans foregone was approximately $11,000 for the year ended December 31, 2001.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through periodic charges to earnings in the form of a provision for loan losses. Increases to the allowance for loan losses occur as a result of provisions charged to operations and recoveries of amounts previously charged-off, and decreases to the allowance occur when loans are charged-off. Management evaluates the adequacy of our allowance for loan losses on a monthly basis. The evaluation of the adequacy of the allowance for loan losses involves the consideration of loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, adverse conditions that might affect a borrower's ability to repay the loan, estimated value of underlying collateral, prevailing economic conditions and all other relevant factors derived from the Company's limited history of operations. Because of our limited history, we also consider the loss experience history and allowance ratios of other similar community banks and the knowledge and expertise obtained by management and senior lending officers from prior years experience at former institutions. Additionally, as an important component of their periodic examination process, regulatory agencies review the allowance for loan losses and may require additional provisions for estimated losses based on judgments that differ from those of management.

The Company uses an internal grading system to assign the degree of inherent risk on each individual loan. The grade is initially assigned by the lending officer and reviewed by the Credit Administration function. The internal grading system is reviewed and tested periodically by an independent third party credit review firm. The testing process involves the evaluation of a sample of new loans, loans having been identified as possessing potential weakness in credit quality, past due loans and nonaccrual loans to determine the ongoing effectiveness of the internal grading system. The loan grading system is used to assess the adequacy of the allowance for loan losses.

Management has developed a model for evaluating the adequacy of the allowance for loan losses. The model distinguishes between loans that will be evaluated as a group by loan category and those loans to be evaluated individually. Using the various evaluation factors mentioned above, management predetermined allowance percentages for each major loan category. Loans that exhibit an acceptable level of risk per the internal loan grading system are grouped by loan category and multiplied by the associated allowance percentage to determine an adequate level of allowance for loan losses.

Based on the loan grading system, management maintains an internally classified watch list. Loans classified as watch list credits, and those loans that are not watch list credits but possess other characteristics which in the opinion of management suggest a higher degree of inherent risk, are evaluated individually, by loan category, using higher allowance percentages. Using the data gathered during the monthly evaluation process, the model calculates an acceptable range for allowance for loan losses. Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses within that range.

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. At March 31, 2002 and 2001, there were no material loan charge-offs and no non-performing loans. During the third quarter of 2001, management made an adjustment to the allowance for loan losses model to recognize an increase in inherent risk associated with loans for acquisition, development and construction lending as compared with commercial mortgage lending. The adjustment in methodology regarding acquisition, development and construction loans and current economic conditions were significant factors contributing to the increased provision for loan losses in the three-month period compared with the same period in the prior year. The allowance for loan losses at March 31, 2002 was $1.3 million, which represents 1.42% of total outstanding loans.

The allowance for loan losses represents management's estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. While management believes the methodology used to establish the allowance for loan losses incorporates the best information available at the time, future adjustments to the level of the allowance may be necessary and the results of operations could be adversely affected should circumstances differ substantially from the assumptions initially used. We believe that the allowance for loan losses was established in conformity with generally accepted accounting principles; however, there can be no assurances that the regulatory agencies, after reviewing the loan portfolio, will not require management to increase the level of the allowance. Likewise, there can be no assurance that the existing allowance for loan losses is adequate should there be deterioration in the quality of any loans or changes in any of the factors discussed above. Any increases in the provision for loan losses resulting from such deterioration or change in condition could adversely affect the financial condition of the Company and results of its operations.

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

--------------------------------------------------------------------------------------------------------
Allocation of Allowance for Loan Losses
                                                                  At March 31,
                                           -------------------------------------------------------------
                                                   2002                              2001
                                           ---------------------           ---------------------------
                                                     % of Total                           % of Total
                                           Amount    Loans (1)              Amount        Loans (1)
                                           ------    -----------            ------        ------------
                                                         (Dollars in thousands)
Residential real estate loans              $   62         13.73%            $   62              17.81%
Commercial mortgage loans                     400         34.27%               201              27.94%
Construction loans                            422         29.09%               232              32.17%
Commercial and industrial loans               330         19.87%               225              19.24%
Loans to individuals                          115          3.04%                41               2.84%
                                           ------        ------             ------             ------

               Total loans                 $1,329        100.00%            $  761             100.00%
                                           ======        ======             ======             ======

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding
--------------------------------------------------------------------------------------------------------

The following table presents information regarding changes in the allowance for loan losses for the years indicated:

-------------------------------------------------------------------------------------------------------------------------------
Changes in Allowance for Loan Losses

                                                                                        For the Period Ended March 31,
                                                                                 -------------------------------------------
                                                                                        2002                      2001
                                                                                 -------------------         ---------------
                                                                                            (Dollars in thousands)
Balance at the beginning of the year                                              $            1,116         $           630
Charge-offs:
             Commercial and industrial loans                                                       -                       -
             Loans to individuals                                                                  -                       -
                                                                                 -------------------         ---------------

                            Total charge-offs                                                      -                       -
                                                                                 -------------------         ---------------

Recoveries                                                                                         -                       -
                                                                                 -------------------         ---------------

Net charge-offs                                                                                    -                       -

Provision for loan losses                                                                        213                     131
                                                                                 -------------------         ---------------

Balance at the end of the year                                                   $             1,329         $           761
                                                                                 ===================         ===============

Total loans outstanding at period-end                                            $            93,559         $        58,561

Average loans outstanding for the period                                         $            85,833         $        52,357

Allowance for loan losses to total loans outstanding                                            1.42%                   1.30%

Ratio of net charge-offs to average loans outstanding                                           0.00%                   0.00%
-------------------------------------------------------------------------------------------------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES

Maintaining adequate liquidity while managing interest rate risk is the primary goal of the Company's asset and liability management strategy. Liquidity is the ability to fund the needs of the Company's borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Maturing investments, loan and mortgage-backed security principal repayments, deposit growth and borrowings from the Federal Home Loan Bank and other correspondent banks are presently the main sources of the Company's liquidity. The Company's primary uses of liquidity are to fund loans and to make investments.

As of March 31, 2002, liquid assets (cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) were approximately $33.2 million, which represents 26% of total assets and 30% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $17.6 million of which $5.0 million is outstanding at March 31, 2002 and December 31, 2001. At March 31, 2002, outstanding commitments for undisbursed lines of credit and letters of credit amounted to $25.1 million. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios and anticipated increases in deposits.

Certificates of deposits represented 45% of the Company's total deposits at March 31, 2002 compared with 41% at December 31, 2001. The Company's growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company's funding strategy. Certificates of deposit of $100,000 or more represented 21% of the Company's total deposits at March 31, 2002 compared to 19% at year-end December 31, 2001. While these deposits are generally considered rate sensitive, management believes the majority of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company's continued retention of those deposits.

Under federal capital regulations, Crescent State Bank must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At March 31, 2002, the Bank's equity to asset ratio was 8.25%. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. The Bank's ratio of Tier I capital to risk-weighted assets at March 31, 2002 was 9.89%.

                           ASSET/LIABILITY MANAGEMENT

The Company's asset/liability management, or interest rate risk management, program is focused primarily on evaluating and managing the composition of its assets and liabilities in view of various interest rate scenarios. Factors beyond the Company's control, such as market interest rates and competition, may also have an impact on the Company's interest income and interest expense.

In the absence of other factors, the yield or return associated with the Company's earning assets generally will increase from existing levels when interest rates rise over an extended period of time and, conversely, interest income will decrease when interest rates decline. In general, interest expense will increase when interest rates rise over an extended period of time and, conversely, interest expense will decrease when interest rates decline.

Interest Rate Gap Analysis. As a part of its interest rate risk management policy, the Company calculates an interest rate "gap." Interest rate "gap" analysis is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The "gap" is the difference between the amounts of such assets and liabilities that are subject to repricing. A "positive" gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a declining interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a decrease in the yield on its assets greater than the decrease in the cost of its liabilities and its income should be negatively affected. Conversely, the yield on its assets for an institution with a positive gap would generally be expected to increase more quickly than the cost of funds in a rising interest rate environment, and such institution's net interest income generally would be expected to be positively affected by rising interest rates. Changes in interest rates generally have the opposite effect on an institution with a "negative gap."

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2002 that are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans or investments. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

                                                                 Terms to Repricing at March 31, 2002
                                                  -----------------------------------------------------------------
                                                                 More Than     More Than
                                                    1 Year       1 Year to    3 Years to    More Than
                                                    or Less       3 Years       5 Years      5 Years       Total
                                                  -----------   ----------   -----------  -----------   -----------
                                                                      (Dollars in thousands)
INTEREST-EARNING ASSETS:
   Loans receivable:
     Resdiential real estate                      $    11,147   $      957   $       777  $         -   $    12,881
     Commercial mortgages                         $    18,114   $    4,583   $     4,057  $     5,388   $    32,142
     Construction                                      27,281            -             -            -        27,281
     Commercial and industrial loans                   13,082        2,888         2,659            -        18,629
     Home equity lines and loans                       10,744          208            99            -        11,051
     Loans to individuals                               1,353          814           685            -         2,852
   Interest-earning deposits with banks                   768            -             -            -           768
   Federal funds sold                                   6,074            -             -            -         6,074
   Investment securities available for sale             4,175        6,512         4,565        6,680        21,932
   Federal Home Loan Bank stock                           250            -             -            -           250
                                                  -----------   ----------   -----------  -----------   -----------

         Total interest-earning assets            $    82,244   $   15,754   $    12,743  $    12,068   $   122,809
                                                  ===========   ==========   ===========  ===========   ===========

INTEREST-BEARING LIABILITIES:
   Deposits:
     Money market, NOW and savings                $    40,927   $        -   $         -  $         -   $    40,927
     Time                                              30,561       14,829         5,090            -       50,4809
   Borrowings                                               -            -             -        5,000         5,000
                                                  -----------   ----------   -----------  -----------   -----------

         Total interest-bearing liabilities       $    71,488   $   14,829   $     5,090  $     5,000   $    96,407
                                                  ===========   ==========   ===========  ===========   ===========

INTEREST SENSITIVITY GAP PER
   PERIOD                                         $    10,756   $      925   $     7,653  $     7,068   $    26,402

CUMULATIVE INTEREST SENSITIVITY
   GAP                                            $    10,756   $   11,681   $    19,334  $    26,402   $    26,402

CUMULATIVE GAP AS A PERCENTAGE
OF TOTAL INTEREST-EARNING ASSETS                         8.76%        9.51%        15.74%       21.50%        21.50%

CUMULATIVE INTEREST-EARNING
   ASSETS AS A PERCENTAGE OF
   CUMULATIVE INTEREST-BEARING
   LIABILITIES                                         115.05%        113.53%     118.56%      127.39%       127.39%

Loans repricing after March 31, 2003 totaled $22.8 million and consist entirely of fixed rate loans.

                     IMPACT OF INFLATION AND CHANGING PRICES

A commercial bank has an asset and liability composition that is distinctly different from that of a company with substantial investments in plant and inventory because the major portions of its assets are monetary in nature. As a result, a bank's performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor that may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase more during periods of high inflation.

                           FORWARD-LOOKING INFORMATION

This annual report to stockholders contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of Crescent Financial Corporation that are subject to various factors which could cause actual results to differ materially from those estimates. Factors that could influence the estimates include changes in national, regional and local market conditions, legislative and regulatory conditions, and the interest rate environment.

Part II.    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

                 None

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 None

            (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed by the Bank during the quarter ended March 31, 2002.

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CRESCENT STATE BANK

Date:    May 6, 2002                      By: /s/ Michael G. Carlton
                                              ----------------------------------
                                              Michael G. Carlton
                                              President and Chief Executive

Date:    May 6, 2002                      By: /s/ Bruce W. Elder
                                              ----------------------------------
                                              Bruce W. Elder
                                              Senior Vice President and
                                              Chief Financial Officer