Form 10KSB/A
period 2001-12-31
CRESCENT FINANCIAL CORP
filed 2002-06-26
CIK 1143921

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                  -------------

                                 AMENDMENT NO. 1

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

                                 (919) 460-7770
                                  -------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---

The Registrant's revenues for the year ended December 31, 2001 were $7,652,554.

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

Certain of the information required to be provided pursuant to the disclosure requirements under Guide 3 of the Guides for the preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is included in the Annual Report, which is incorporated herein by reference. The remainder of this information is provided in the following tables:

                         Crescent Financial Corporation
                                     Table 1
                        Securities Portfolio Composition

The following table presents the carrying values, intervals of maturities or repricings, and weighted average yields of our investment portfolio at December 31, 2001:

                                          Less than      One to         Five to       Over ten
                                          one year     five years      ten years        years         Total
                                         ----------    ----------    -----------      ---------    ---------
                                                               (Dollars in thousands)
Securities available for sale:
  U.S. government agencies
    Balance                              $   1,628     $   1,824     $    399         $      -     $     3,851
    Weighted average yield                    4.05%         5.79%        6.26%               -%           5.10%

  Mortgage-backed securities
    Balance                              $   1,196     $   8,570     $  7,393         $  1,554     $    18,713
    Weighted average yield                    6.29%         6.45%        6.06%            5.70%           6.22%

  Municipal securities
    Balance                              $       -     $     109     $    160         $      -     $       269
    Weighted average yield                       -%         3.10%        3.45%               -%           3.31%

  Total
    Balance                              $   2,824     $  10,503     $  7,952         $  1,554     $    22,833
    Weighted average yield                    5.00%         6.30%        6.02%            5.70%           6.00%


                         Crescent Financial Corporation
                                     Table 2
                                 Loan Maturities

The following table presents at the date indicated (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates, that mature after one year:

                                                                 December 31, 2001
                                         -----------------------------------------------------------------
                                         Within 1 Year      1-5 Years       After 5 Years        Total
                                         -------------    -------------     -------------    -------------
                                                              (Dollars in thousands)
Residential mortgage                    $         354     $       1,211    $          49     $       1,614
Commercial mortgage                             2,744            21,527            1,014            25,285
Construction                                   13,452             8,270            1,467            23,189
Commercial and industrial                       8,281             9,845            1,267            19,393
Home equity loans and lines                         -               386            8,038             8,424
Individuals                                     1,377             1,425               61             2,863
                                        -------------     -------------    -------------     -------------

                  Total                 $      26,208     $      42,664    $      11,896     $      80,768
                                        =============     =============    =============     =============

Fixed rate loans                                                                             $      26,177
Variable rate loans                                                                                 28,383
                                                                                             -------------

                                                                                             $      54,560
                                                                                             =============

                         Crescent Financial Corporation
                                     Table 3
                 Maturities of Time Deposits of $100,000 or More

         The following table presents the amounts and maturities of our certificates of deposit with balances of $100,000 or more at December 31, 2001:

                                                       At December 31, 2001
                                                       --------------------
                                                          (In thousands)
           Remaining maturity:
             Less than three months                          $  10,706
             Three through six months                            2,032
             Six through twelve months                           5,298
             Over twelve months                                  3,607
                                                             ---------

                        Total                                $  21,643
                                                             =========



ITEM 7 - FINANCIAL STATEMENTS

The information contained in the sections captioned "Financial Statements" in the 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


     13    Amended 2001 Annual Report to Shareholders (filed herewith)


(b)  Reports Filed on Form 8-K

     N/A

Pursuant to the requirements of Section 13 of the Securities Act of 1934, the Registrant has duly caused this Amendment Number one to this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CRESCENT FINANCIAL CORPORATION
                                   Registrant



                                   By:  /s/ Michael G. Carlton
                                        ----------------------
                                        Michael G. Carlton
Date: June 25, 2002                     President and Chief Executive Officer

                                  EXHIBIT INDEX


    Exhibit
    Number       Exhibit
    ------       -------


      13         Annual Report                                    Filed herewith