Form 10QSB/A
period 2002-03-31
CRESCENT FINANCIAL CORP
filed 2002-06-26
CIK 1143921

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20429

                                  FORM 10-QSB/A

                                 Amendment No. 1

     [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

                        Commission File Number 000-32951


                         CRESCENT FINANCIAL CORPORATION
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)


         NORTH CAROLINA                                         56-2259050
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No ____
         ---

The number of shares of the registrant's common stock outstanding as of April 24, 2002 was 1,450,718.

                                                                                                          Page No.
                                                                                                          --------
Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  March 31, 2002 and December 31, 2001 ..................................................    3

                  Consolidated Statements of Operations
                  Three Month Periods Ended March 31, 2002 and 2001 .....................................    4

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2002 and 2001 ............................................    5

                  Notes to Consolidated Financial Statements ............................................    6

Item 2 -      Management's Discussion and Analysis of Financial Condition and Results
              of Operations ............................................................................. 7-20

Part II.      Other Information

                  Item 4. Submission of Matters to a Vote of Security Holders ...........................   21

                  Item 6. Exhibits and Reports on Form 8-K ..............................................   21

Part I. Financial Information
Item 1 - Financial Statements
-----------------------------

                  CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                                      March 31, 2002        December 31,
                                                                                        (Unaudited)             2001*
                                                                                     ----------------     ----------------
                                                                                             (dollars in thousands)
ASSETS
Cash and due from banks                                                              $          4,469     $         10,095
Interest-earning deposits with banks                                                              768                4,589
Federal funds sold                                                                              6,074               10,319
Investment securities available for sale at fair value                                         21,932               22,833
Loans                                                                                          93,559               80,574
Allowance for loan losses                                                                      (1,329)              (1,116)
                                                                                     -----------------    -----------------
                                                                       NET LOANS               92,230               79,458
Accrued interest receivable                                                                       548                  513
Federal Home Loan Bank stock                                                                      250                  250
Bank premises and equipment                                                                       780                  851
Other assets                                                                                      839                  266
                                                                                     ----------------     ----------------
                                                                    TOTAL ASSETS     $        127,890     $        129,174
                                                                                     ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
   Demand                                                                            $         20,505     $         27,122
   Savings                                                                                      1,142                  683
   Money market and NOW                                                                        39,785               39,251
   Time                                                                                        50,481               46,099
                                                                                     ----------------     ----------------
                                                                  TOTAL DEPOSITS              111,913              113,155

Federal Home Loan Bank advances                                                                 5,000                5,000
Accrued expenses and other liabilities                                                            428                  569
                                                                                     ----------------     ----------------
                                                               TOTAL LIABILITIES              117,341              118,724
                                                                                     ----------------     ----------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding;                       -                    -
Common stock, $1 par value, 20,000,000 shares authorized; 1,450,718 shares
    issued and outstanding                                                                      1,290                1,290
   Additional paid-in capital                                                                   9,625                9,625
   Accumulated deficit                                                                           (438)                (653)
   Accumulated other comprehensive income                                                          72                  188
                                                                                     ----------------     ----------------
                                                      TOTAL STOCKHOLDERS' EQUITY               10,549               10,450
                                                                                     ----------------     ----------------

COMMITMENTS (Note B)

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY     $        127,890     $        129,174
                                                                                     ================     ================

* Derived from audited financial statements.

See accompanying notes.
                                      -3-

                  CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                   Three Months Ended March 31, 2002 and 2001
================================================================================

                                                                    2002             2001
                                                                -----------      -----------
                                                                    (dollars in thousands
                                                                    except per share data)

INTEREST INCOME
   Loans                                                        $     1,476      $     1,233
   Investment securities available for sale                             340              230
   Federal funds sold and interest-bearing deposits                      32              173
                                                                -----------      -----------

                                      TOTAL INTEREST INCOME           1,848            1,636
                                                                -----------      -----------

INTEREST EXPENSE
   Deposits                                                             617              830
   Borrowings                                                            57                -
                                                                -----------      -----------

                                     TOTAL INTEREST EXPENSE             674              830
                                                                -----------      -----------

                                        NET INTEREST INCOME           1,174              806

PROVISION FOR LOAN LOSSES                                               213              131
                                                                -----------      -----------

                                  NET INTEREST INCOME AFTER
                                  PROVISION FOR LOAN LOSSES             961              675
                                                                -----------      -----------

NON-INTEREST INCOME                                                     160               81
                                                                -----------      -----------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                       466              388
   Occupancy and equipment                                              195              183
   Data processing                                                       60               48
   Other                                                                214              176
                                                                -----------      -----------

                                 TOTAL NON-INTEREST EXPENSE             935              795
                                                                -----------      -----------

                          INCOME (LOSS) BEFORE INCOME TAXES             186              (39)

INCOME TAX EXPENSE (BENEFIT)                                            (29)               -
                                                                -----------      -----------

                                          NET INCOME (LOSS)     $       215      $       (39)
                                                                ===========      ===========

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE            $       .15      $      (.03)
                                                                ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC                  1,450,718        1,450,718
                                                                ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING DILUTED                1,479,638        1,450,718
                                                                ===========      ===========

See accompanying notes.

                  CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   Three Months Ended March 31, 2002 and 2001
================================================================================

                                                                                       2002          2001
                                                                                     --------      --------

                                                                                          (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                 $    215      $    (39)
                                                                                     --------      --------
   Adjustments to reconcile net loss to net cash used by operating activities
     Depreciation                                                                          77            75
     Provision for loan losses                                                            213           131
     Deferred income taxes                                                                (99)            -
     (Gain)/loss on sale of securities                                                      -            (2)
     Net amortization of premiums on securities                                            (2)           (7)
     Change in assets and liabilities
        (Increase) in accrued interest receivable                                         (35)          (59)
        (Increase) in other assets                                                        (53)           (1)
        Increase in accrued interest payable                                                5            41
        (Decrease) in other liabilities                                                  (146)          (85)
                                                                                     --------      --------
                                                             TOTAL ADJUSTMENTS            (40)           93
                                                                                     --------      --------

                                     NET CASH PROVIDED BY OPERATING ACTIVITIES            175            54
                                                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale                                            (529)       (3,818)
   Proceeds from sales of securities available for sale                                     -         1,004
   Maturities of securities available for sale                                            600         1,000
   Principal repayments of securities available for sale                                  643           168
   Net increase in loans                                                              (13,333)      (10,091)
   Purchases of bank premises and equipment                                                (6)          (51)
                                                                                     --------      --------

                                         NET CASH USED BY INVESTING ACTIVITIES        (12,625)      (11,788)
                                                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits:
     Noninterest-bearing demand                                                        (6,617)        2,184
     Savings                                                                              459            96
     Money market and NOW                                                                 534        21,224
     Time deposits                                                                      4,382        12,056
                                                                                     --------      --------

                              NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         (1,242)       35,560
                                                                                     --------      --------

                          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (13,692)       23,826

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         25,003         8,882
                                                                                     --------      --------

                                      CASH AND CASH EQUIVALENTS, END OF PERIOD       $ 11,311      $ 32,708
                                                                                     ========      ========

See accompanying notes.

                  CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
================================================================================

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

NOTE C - PER SHARE RESULTS

The Company effected stock splits in the form of 12 1/2% stock dividends in both 2002 and 2001. Basic and diluted net income (loss) per common share have been computed by dividing net income (loss) for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for these stock splits.

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the company relate solely to outstanding stock options and are determined using the treasury stock method.

For the three months ended March 31, 2002, the weighted-average number of common shares used in computing basic earnings per share was 1,450,718. The dilutive effect of stock options was 28,920 shares resulting in the weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 1,479,638. the Company's outstanding stock options did not have a dilutive effect on the computation of earnings per share for the three months ended March 31, 2001. There were 236,566 outstanding stock options at March 31, 2001, which were not included in the computation of diluted earnings per share because they had no dilutive effect.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Gross loans outstanding at March 31, 2002 increased by $13.0 million or 24% to $93.5 million compared to $80.6 million reported at December 31, 2001. The composition of the loan portfolio, by category, as of March 31, 2002 is 34% commercial mortgage loans, 29% construction loans, 20% commercial loans, 12% home equity loans and lines, 3% consumer loans and 2% residential mortgage loans. The commercial mortgage category showed the most significant net increase growing $6.8 million from $25.3 million at December 31, 2001 to $32.1 million at March 31, 2002. The net growth in the construction loans category was $4.1 million, increasing from $23.2 million at December 31, 2001 to $27.3 million at March 31, 2002. Home equity loans and lines experienced net growth of $2.6 million during the three-month period ended March 31, 2002 from $8.4 million to $11.0 million. The residential mortgage loan category experienced a net increase of $216,000 over that same period. The commercial and consumer loan categories experienced net decreases of $764,000 and $9,000, respectively during the first quarter of 2002. The composition of the loan portfolio, by category, as of December 31, 2001 was 31% commercial mortgage loans, 29% construction loans, 24% commercial loans, 12% residential real estate loans and 4% consumer and other loans.

The Company had an allowance for loan losses at March 31, 2002 of $1.3 million or 1.42% of total outstanding loans compared to $1.1 million or 1.38% of total outstanding loans at December 31, 2001. At March 31, 2002, there were no loans in non-accrual status, no loans 90 days or more past due and still accruing interest and two loans with an aggregate outstanding balance of $136,000 past due thirty days or more. At December 31, 2001, there was one loan in the amount of $429,000 in non-accrual status. The loan is secured by five completed town homes and represented the only loan extended to this particular borrower. We anticipate foreclosing on these properties and selling the units. The prospect for collecting the amount owed through the sale of the properties is good. Non-performing loans represented .53% of total outstanding loans at December 31, 2001. There were no loans past due 90 days or more and still accruing interest, and there were no other loans past due thirty days or more on December 31, 2001.

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

Total deposits decreased by $1.3 million from December 31, 2001 to March 31, 2002 due to the maturity of a significant volume of high-cost certificates of deposit and the volatility of real estate settlement escrow funds. During the first two months of 2002, approximately $7.7 million in certificates of deposit bearing rates of interest of 6.85% to 7.05% matured and were not renewed. Deposit balances in real estate settlement accounts declined by approximately $7.9 million between December 31, 2001 and March 31, 2002. Balances in these accounts fluctuate from month to month based on economic conditions and the activity in the local real estate market. Management is aware of no trends in these areas and considers these deposits to be very temporary in nature. The interest-bearing deposit categories increased by $5.4 million during the first quarter of 2002 with time deposits growing by $4.4 million, statement savings by $460,000, money market by $355,000 and interest-bearing demand deposits by $179,000. The composition of the deposit base, by category, at March 31, 2002 is as follows: 45% time deposits, 20% money market and savings, 19% non-interest-bearing demand deposits, and 16% interest-bearing demand deposits. The composition of the deposit base, by category, at December 31, 2001 was 41% time deposits, 24% non-interest-bearing demand deposits, 19% money market and savings, and 16% interest-bearing demand deposits. Time deposits of $100,000 or more totaled $24.6 million at March 31, 2002 compared to $21.6 million at December 31, 2001. Brokered deposits at March 31, 2002 were $5.0 million. There were no brokered deposits at December 31, 2001.

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

-----------------------------------------------------------------------------------------------------------------------------
Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

                                                                     Three Months Ended March 31,
                                              ------------------------------------------------------------------------
                                                             2002                                 2001
                                              ------------------------------------------------------------------------
                                              Average                  Average     Average                   Average
                                              Balance      Interest    Yield/Cost  Balance      Interest    Yield/Cost
                                              ------------------------------------------------------------------------
Interest-earnings assets
------------------------
Loan portfolio                                $  85,833    $  1,476      6.97%     $  52,357    $  1,233         9.55%
Investment securities                            22,534         340      6.04%        14,668         230         6.27%
Fed funds and other interest-earning assets       3,990          32      3.25%        12,305         173         5.70%
                                              ------------------------------------------------------------------------
Total earning assets                            112,357       1,848      6.67%        79,330       1,636         8.36%
Noninterest-bearing assets                        4,321                                3,244
                                              ---------                            ---------
Total assets                                  $ 116,678                            $  82,574
                                              =========                            =========

Interest-bearing liabilities
----------------------------
Deposits                                      $  79,731    $    617      3.14%     $  63,755         830         5.28%
Borrowings                                        5,307          57      4.30%             -           -            -
                                              -----------------------------------------------------------------------
Total interest-bearing liabilities               85,038         674      3.22%        63,755         830         5.28%
Non interest-bearing deposits                    20,507                                8,534
Other liabilities                                   478                                  310
Total Liabilities                               106,023                               72,599
Stockholders' equity                             10,655                                9,975
                                              ---------                            ---------
Total liabilities & stockholders' equity      $ 116,678                            $  82,574
                                              =========                            =========

                                                           --------                             --------
Net interest income                                        $  1,174                             $    806
                                                           ========                             ========
Interest rate spread                                                     3.45%                                   3.08%
                                                                       ======                               =========
Net yield on interest-earning assets                                     4.24%                                   4.12%
                                                                       ======                               =========
Percentage of average interest-earning
   assets to average interest bearing
   liabilities                                                         132.13%                                 124.43%
                                                                       ------                               ---------
-----------------------------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------------------
Rate/Volume Analysis

                                                                     Three Months Ended March 31,
                                                                            2002 vs. 2001
                                                                            (in Thousands)
                                                           ------------------------------------------------
                                                                      Increase (Decrease) Due to
                                                           ------------------------------------------------
                                                                  Volume       Rate                   Total
                                                           ------------------------           -------------
Interest Income
---------------
Loan portfolio                                                        682      (439)                    243
Investment Securities                                                 120       (10)                    110
Fed funds and other interest-earning assets                           (92)      (49)                   (141)
                                                           ------------------------           -------------
Total interest-earning assets                                         710      (498)                    212


Interest Expense
----------------
Deposits                                                              166      (379)                   (213)
Borrowings                                                             29        28                      57
                                                           ------------------------           -------------
Total interest-bearing liabilities                                    195      (351)                   (156)

Net interest income                                                   515      (147)                    368
                                                           ========================           =============

------------------------------------------------------------------------------------------------------------------------------------

                              NONPERFORMING ASSETS

The table sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

--------------------------------------------------------------------------------------------------------------------
                                                         At March 31,                      At December 31,
                                               -------------------------------     --------------------------------
                                                   2002              2001              2001               2000
                                               -------------     -------------     -------------     --------------
                                                                     (Dollars in thousands)
Nonaccrual loans                               $           -     $           -     $         429     $            -
Restructured loans                                         -                 -                 -                  -
                                               -------------     -------------     -------------     --------------
   Total nonperforming loans                               -                 -               429                  -
Real estate owned                                        341                 -                 -                  -
                                               -------------     -------------     -------------     --------------
  Total nonperforming assets                   $         341     $           -     $         429     $            -
                                               =============     =============     =============     ==============
Accruing loans past due
   90 days or more                             $           -     $           -     $           -     $            -
Allowance for loan losses                              1,329               761             1,116                630
Nonperforming loans to
  period end loans                                      0.00%             0.00%              .53%              0.00%
Allowance for loan losses
   to period end loans                                  1.42%             1.30%             1.38%              1.30%
Allowance for loan losses
   to nonperforming loans                               0.00%             0.00%           260.14%              0.00%
Nonperforming assets
   to total assets                                        27%             0.00%              .33%              0.00%
---------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Allocation of Allowance for Loan Losses

                                                At March 31,
                                 ---------------------------------------
                                         2002                2001
                                 -------------------   -----------------
                                          % of Total          % of Total
                                  Amount   Loans (1)   Amount  Loans (1)
                                 -------- ----------   ------ ----------
                                          (Dollars in thousands)

Residential real estate loans    $     62      13.73%  $   62      17.81%
Commercial mortgage loans             400      34.27%     201      27.94%
Construction loans                    422      29.09%     232      32.17%
Commercial and industrial loans       330      19.87%     225      19.24%
Loans to individuals                  115       3.04%      41       2.84%
                                 -------- ----------   ------ ----------

            Total loans          $  1,329     100.00%  $  761     100.00%
                                 ======== ==========   ====== ==========
(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding
--------------------------------------------------------------------------------

The following table presents information regarding changes in the allowance for loan losses for the years indicated:

--------------------------------------------------------------------------------
Changes in Allowance for Loan Losses

                                                         For the Period Ended
                                                                March 31,
                                                         --------------------
                                                           2002        2001
                                                         --------   ---------
                                                        (Dollars in thousands)

Balance at the beginning of the year                     $  1,116   $     630
Charge-offs:
            Commercial and industrial loans                     -           -
            Loans to individuals                                -           -
                                                         --------   ---------

                        Total charge-offs
                                                                -           -
                                                         --------   ---------

Recoveries                                                      -           -
                                                         --------   ---------

Net charge-offs                                                 -           -

Provision for loan losses                                     213         131
                                                         --------   ---------

Balance at the end of the year                           $  1,329   $     761
                                                         --------   ---------

Total loans outstanding at period-end                    $ 93,559   $  58,561
                                                         ========   =========

Average loans outstanding for the period                 $ 85,833   $  52,357

Allowance for loan losses to total loans outstanding         1.42%       1.30%

Ratio of net charge-offs to average loans outstanding        0.00%       0.00%
--------------------------------------------------------------------------------

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

                                                              Terms to Repricing at March 31, 2002
                                                  ------------------------------------------------------
                                                             More Than  More Than
                                                    1 Year   1 Year to  3 Years to  More Than
                                                   or Less    3 Years    5 Years     5 Years     Total
                                                  ---------  ---------  ----------  ----------  --------
                                                                   (Dollars in thousands)
INTEREST-EARNING ASSETS:
   Loans receivable:
     Resdiential real estate                      $  11,147  $     957  $      777  $        -  $ 12,881
     Commercial mortgages                         $  18,114  $   4,583  $    4,057  $    5,388  $ 32,142
     Construction                                    27,281          -           -           -    27,281
     Commercial and industrial loans                 13,082      2,888       2,659           -    18,629
     Home equity lines and loans                     10,744        208          99           -    11,051
     Loans to individuals                             1,353        814         685           -     2,852
   Interest-earning deposits with banks                 768          -           -           -       768
   Federal funds sold                                 6,074          -           -           -     6,074
   Investment securities available for sale           4,175      6,512       4,565       6,680    21,932
   Federal Home Loan Bank stock                         250          -           -           -       250
                                                  ---------  ---------  ----------  ----------  --------

         Total interest-earning assets            $  82,244  $  15,754  $   12,743  $   12,068  $122,809
                                                  =========  =========  ==========  ==========  ========

INTEREST-BEARING LIABILITIES:
   Deposits:
     Money market, NOW and savings                $  40,927  $       -  $        -  $        -  $ 40,927
     Time                                            30,561     14,829       5,090           -   50,4809
   Borrowings                                             -          -           -       5,000     5,000
                                                  ---------  ---------  ----------  ----------  --------

         Total interest-bearing liabilities       $  71,488  $  14,829  $    5,090  $    5,000  $ 96,407
                                                  =========  =========  ==========  ==========  ========

INTEREST SENSITIVITY GAP PER
   PERIOD                                         $  10,756  $     925  $    7,653  $    7,068  $ 26,402

CUMULATIVE INTEREST SENSITIVITY
   GAP                                            $  10,756  $  11,681  $   19,334  $   26,402  $ 26,402

CUMULATIVE GAP AS A PERCENTAGE
OF TOTAL INTEREST-EARNING ASSETS                       8.76%      9.51%      15.74%      21.50%    21.50%

CUMULATIVE INTEREST-EARNING
   ASSETS AS A PERCENTAGE OF
   CUMULATIVE INTEREST-BEARING
   LIABILITIES                                       115.05%    113.53%     118.56%     127.39%   127.39%

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

                           FORWARD-LOOKING INFORMATION

This report to stockholders contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of Crescent Financial Corporation that are subject to various factors which could cause actual results to differ materially from those estimates. Factors that could influence the estimates include changes in national, regional and local market conditions, legislative and regulatory conditions, and the interest rate environment.

Part II.    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

                 None

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 None

            (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CRESCENT STATE BANK

Date:    June 25, 2002                   By: /s/ Michael G. Carlton
                                             -----------------------------------
                                             Michael G. Carlton
                                             President and Chief Executive

Date:    June 25, 2002                   By: /s/ Bruce W. Elder
                                             -----------------------------------
                                             Bruce W. Elder
                                             Senior Vice President and Chief
                                             Financial Officer