Form 10QSB
period 2002-06-30
CRESCENT FINANCIAL CORP
filed 2002-08-09
CIK 1143921

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20429

                                   FORM 10-QSB

    [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X    No _____
          ----

The number of shares of the registrant's common stock outstanding as of July 24, 2002 was 1,450,718.

                                                                                                   Page No.
                                                                                                   -------
Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

            Consolidated Balance Sheets
            June 30, 2002 and December 31, 2001 ..............................................          3

            Consolidated Statements of Operations
            Three and Six Month Periods Ended June 30, 2002 and 2001 .........................          4

            Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2002 and 2001 ..........................................          5

            Notes to Consolidated Financial Statements .......................................      6 - 7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         of Operations .......................................................................     8 - 22

Part II. Other Information

            Item 4. Submission of Matters to a Vote of Security Holders ......................         23

            Item 6. Exhibits and Reports on Form 8-K .........................................         23

Part I. Financial Information
Item 1 - Financial Statements

                  CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                       June 30, 2002        December 31,
                                                                                        (Unaudited)             2001*
                                                                                     ----------------     ----------------
                                                                                             (dollars in thousands)
ASSETS
Cash and due from banks                                                              $          8,809     $         10,095
Interest-earning deposits with banks                                                              139                4,589
Federal funds sold                                                                             10,691               10,319
Investment securities available for sale at fair value                                         22,373               22,833
Loans                                                                                         108,818               80,574
Allowance for loan losses                                                                      (1,456)              (1,116)
                                                                                     ----------------     ----------------
                                                                       NET LOANS              107,362               79,458
Accrued interest receivable                                                                       567                  513
Federal Home Loan Bank stock                                                                      450                  250
Bank premises and equipment                                                                       726                  851
Other assets                                                                                      598                  266
                                                                                     ----------------     ----------------

                                                                    TOTAL ASSETS     $        151,715     $        129,174
                                                                                     ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
   Demand                                                                            $         28,138     $         27,122
   Savings                                                                                      1,184                  683
   Money market and NOW                                                                        40,141               39,251
   Time                                                                                        65,589               46,099
                                                                                     ----------------     ----------------
                                                                  TOTAL DEPOSITS              135,052              113,155

Federal Home Loan Bank advances                                                                 5,000                5,000
Accrued expenses and other liabilities                                                            574                  569
                                                                                     ----------------     ----------------

                                                               TOTAL LIABILITIES              140,626              118,724
                                                                                     ----------------     ----------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 shares authorized,
   none outstanding;                                                                                -                    -
Common stock, $1 par value, 20,000,000 shares authorized;
   1,450,718 shares issued and outstanding on June 30,
   2002; 1,289,527 shares issued and outstanding on
   December 31, 2001                                                                            1,451                1,290
  Additional paid-in capital                                                                    9,464                9,625
  Accumulated deficit                                                                            (183)                (653)
  Accumulated other comprehensive income (Note D)                                                 357                  188
                                                                                     ----------------     ----------------

                                                      TOTAL STOCKHOLDERS' EQUITY               11,089               10,450
                                                                                     ----------------     ----------------
COMMITMENTS (Note B)
                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY     $        151,715     $        129,174
                                                                                     ================     ================

* Derived from audited financial statements.

See accompanying notes.

                  CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
            Three and Six Month Periods Ended June 30, 2002 and 2001

                                                               Three-month Periods                     Six-month Periods
                                                                  Ended June 30,                         Ended June 30,
                                                              2002              2001                 2002              2001
                                                          -------------    -------------         -------------     -------------
                                                                         (In Thousands, except per share data)
INTEREST INCOME
     Loans                                                $       1,708    $       1,387         $       3,185     $       2,620
     Investment securities available for sale                       334              250                   674               481
     Federal funds sold and interest-bearing deposits                14               97                    46               270
                                                          -------------    -------------         -------------     -------------

                            TOTAL INTEREST INCOME                 2,056            1,734                 3,905             3,371
                                                          -------------    -------------         -------------     -------------

INTEREST EXPENSE
     Deposits                                                       717              818                 1,334             1,648
     Borrowings                                                      59                4                   117                 4
                                                          -------------    -------------         -------------     -------------

                           TOTAL INTEREST EXPENSE                   776              822                 1,451             1,652
                                                          -------------    -------------         -------------     -------------

                              NET INTEREST INCOME                 1,280              912                 2,454             1,719

PROVISION FOR LOAN LOSSES                                           192              131                   405               263
                                                          -------------    -------------         -------------     -------------

                        NET INTEREST INCOME AFTER
                        PROVISION FOR LOAN LOSSES                 1,088              781                 2,049             1,456
                                                          -------------    -------------         -------------     -------------

NON-INTEREST INCOME                                                 148              104                   308               184
                                                          -------------    -------------         -------------     -------------

NON-INTEREST EXPENSE
     Salaries and employee benefits                                 484              392                   950               779
     Occupancy and equipment                                        202              191                   397               374
     Data processing                                                 62               46                   122                94
     Other                                                          240              197                   454               373
                                                          -------------    -------------         -------------     -------------

                       TOTAL NON-INTEREST EXPENSE                   988              826                 1,923             1,620
                                                          -------------    -------------         -------------     -------------

                       INCOME BEFORE INCOME TAXES                   248               59                   434                20

INCOME TAXES                                                         (7)               -                   (36)                -
                                                          -------------    -------------         -------------     -------------

                                       NET INCOME         $         255    $          59         $         470     $          20
                                                          =============    =============         =============     =============

NET INCOME PER COMMON SHARE
     Basic                                                $         .17    $         .04         $         .32     $         .01
                                                          =============    =============         =============     =============

     Diluted                                              $         .17    $         .04         $         .31     $         .01
                                                          =============    =============         =============     =============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Note C)
     Basic                                                    1,450,718        1,450,718             1,450,718         1,450,718
                                                          =============    =============         =============     =============

     Diluted                                                  1,509,518        1,450,718             1,505,614         1,450,718
                                                          =============    =============         =============     =============

See accompanying notes.

                  CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     Six Months Ended June 30, 2002 and 2001

                                                                                        2002         2001
                                                                                        -----        -----

                                                                                          (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                   $     470   $      20
                                                                                      ---------   ---------
  Adjustments to reconcile net loss to net cash used by operating activities
     Depreciation                                                                           155         154
     Provision for loan losses                                                              406         263
     (Gain) loss on sale of securities available for sale                                     -          (4)
     Deferred income taxes                                                                 (198)          -
     Net amortization of premiums on securities                                              (8)        (17)
     Change in assets and liabilities
        (Increase) in accrued interest receivable                                           (54)        (75)
        (Increase) decrease in other assets                                                (240)          3
        Increase in accrued interest payable                                                 33          40
        (Decrease) in other liabilities                                                     (29)        (60)
                                                                                      ---------   ---------
                                                                   TOTAL ADJUSTMENTS         65         304
                                                                                      ---------   ---------

                                           NET CASH PROVIDED BY OPERATING ACTIVITIES        535         324
                                                                                      ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale                                            (1,621)    (10,696)
   Proceeds from sales of securities available for sale                                       -       1,992
   Maturities of securities available for sale                                            1,100       1,250
   Principal repayments of securities available for sale                                  1,065         668
   Net increase in loans                                                                (28,310)    (20,097)
   Purchases of bank premises and equipment                                                 (30)        (82)
                                                                                      ---------   ---------

                                               NET CASH USED BY INVESTING ACTIVITIES    (27,796)    (26,965)
                                                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits:
     Noninterest-bearing demand                                                           1,016       5,443
     Savings                                                                                501         231
     Money market and NOW                                                                   890       9,684
     Time deposits                                                                       19,490      18,347
     Borrowed funds                                                                           -       5,000
                                                                                      ---------   ---------

                                           NET CASH PROVIDED BY FINANCING ACTIVITIES     21,897      38,705
                                                                                      ---------   ---------

                                NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (5,364)     12,064

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           25,003       8,882
                                                                                      ---------   ---------

                                            CASH AND CASH EQUIVALENTS, END OF PERIOD  $  19,639   $  20,946
                                                                                      =========   =========

See accompanying notes.

                  CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six-month periods ended June 30, 2002 and 2001, in conformity with generally accepted accounting principles. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of Crescent Financial Corporation and subsidiary (the "Company"), accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of the Bank's 2001 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At June 30, 2002, loan commitments are as follows

         Undisbursed lines of credit                $30,420,000
         Stand-by letters of credit                     248,000

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

For the three months ended June 30, 2002, the weighted-average number of common shares used in computing basic earnings per share was 1,450,718. The dilutive effect of stock options was 58,800 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 1,509,518. The Company's outstanding stock options did not have a dilutive effect on the computation of earnings per share for the three months ended June 30, 2001.

For the six months ended June 30, 2002, the weighted-average number of common shares used in computing basic earnings per share was 1,450,718. The dilutive effect of stock options was 54,896 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 1,505,614. The Company's outstanding stock options did not have a dilutive effect on the computation of earnings per share for the six months ended June 30, 2001.

There were 222,700 outstanding and vested stock options at June 30, 2001, which were not included in the computation of diluted earnings per share because they had no dilutive effect.

NOTE D - COMPREHENSIVE INCOME

For the three months ended June 30, 2002 and 2001, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $540,000 and $36,000, respectively.

For the six months ended June 30, 2002 and 2001, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $639,000 and $222,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the "Company"). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation's operating results and financial condition for the periods ended June 30, 2002 and 2001. It should be read in conjunction with the audited financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

    COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

Over the six-month period ended June 30, 2002, total assets increased by $22.5 million from $129.2 million at December 31, 2001 to $151.7 million at June 30, 2002. The increase in total assets resulted primarily from strong loan demand during the first half of 2002. Earning assets totaled $142.4 million or 94% of total assets at June 30, 2002 compared with $118.8 million or 92% of total assets as of December 31, 2001. Components of earning assets at June 30, 2002 are $108.8 million in gross loans, $22.8 million in investment securities and FHLB stock, $10.7 million in overnight investments and $139,000 in interest-bearing deposits with correspondent banks. Total deposits and stockholders' equity at June 30, 2002 were $135.1 million and $11.1 million compared to $113.2 million and $10.4 million, respectively, at December 31, 2001.

Gross loans outstanding at June 30, 2002 increased by $28.2 million or 35% to $108.8 million compared to $80.6 million reported at December 31, 2001. The composition of the loan portfolio, by category, as of June 30, 2002 is 42% commercial mortgage loans, 20% construction loans, 19% commercial loans, 13% home equity loans and lines, 4% consumer loans and 2% residential mortgage loans. The commercial mortgage category showed the most significant net increase growing $20.3 million from $25.3 million at December 31, 2001 to $45.6 million at June 30, 2002. Home equity loans and lines experienced net growth of $6.2 million during the six-month period ended June 30, 2002 from $8.4 million to $14.6 million. Consumer loans outstanding at June 30, 2002 were $4.6 million, reflecting a $1.7 million increase over the $2.9 million outstanding at December 31, 2001. The residential mortgage loan category experienced a net increase of $1.2 million over the last six-month period from $1.6 million to $2.8 million. The commercial loan portfolio increased by $447,000 from $19.4 million to $19.8 million. The construction loan portfolio declined by $1.5 million over the first six months of 2002. The terms on construction loans typically do not exceed twelve months at which point the loan is refinanced to a permanent commercial mortgage. The composition of the loan portfolio, by category, as of December 31, 2001 was 31% commercial mortgage loans, 29% construction loans, 24% commercial loans, 10% home equity loans and lines, 4% consumer loans, and 2% residential real estate mortgage loans.

The Company had an allowance for loan losses at June 30, 2002 of $1.5 million or 1.34% of total outstanding loans compared to $1.1 million or 1.38% of total outstanding loans at December 31, 2001. At June, 2002, there were no loans in non-accrual status, no loans 90 days or more past due and still accruing interest and one loan with a current outstanding balance of $26,000 past due thirty days or more. At December 31, 2001, there was one loan in the amount of $429,000 in non-accrual status. The loan was secured by five completed town homes and represented the only loan extended to this particular borrower. Non-performing loans represented .53% of total outstanding loans at December 31, 2001. There were no loans past due 90 days or more and still accruing interest, and there were no other loans past due thirty days or more on December 31, 2001.

The Company has investment securities with an amortized cost of $21.8 million at June 30, 2002. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $22.4 million. The Company's investment in debt securities at June 30, 2002, consists of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities and municipal bonds. The portfolio decreased by $460,000 or 2% compared with $22.8 million at December 31, 2001. Additions to the investment portfolio included $1.6 million in new purchases, a $128,000 increase in the fair market value of the portfolio and $8,000 of net purchase discount accretion. Activities' resulting in portfolio decreases included $1.1 million in bond maturities and $1.1 million of principal re-payments. The Company also owns $450,000 of Federal Home Loan Bank stock at June 30, 2002 compared with $250,000 at December 31, 2001.

Federal funds sold at June 30, 2002 are $10.7 million or $370,000 more than the $10.3 million reported at December 31, 2001. The Company holds funds in overnight investments to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels. Overnight funds tend to increase sharply at month-end due to several real estate settlement accounts maintained by bank customers. The month-end balance of Federal funds sold is not reflective of the normal daily balance of overnight investments. The daily average balance for Federal funds sold for the three and six-month periods ended June 30, 2002 is $2.7 million and $2.5 million, respectively.

Interest-earning deposits held at correspondent banks declined by approximately $4.5 million from $4.6 million at December 31, 2001 to $139,000 million at June 30, 2002. The Company had owned a $3.0 million certificate of deposit with a correspondent bank that matured in February 2002. Excess interest-bearing deposits were primarily used to fund the strong loan demand and to satisfy deposit volume fluctuations.

Non-earning assets decreased by approximately $1.0 million between December 31, 2001 and June 30, 2002. Non-interest bearing cash due from banks decreased by $1.3 million during the first half of 2002. Cash due from banks includes amounts represented by checks in the process of being collected through the Federal Reserve payment system. Funds represented by these checks were not yet collected and therefore could not be invested overnight. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows. Other assets increased by $293,000 due increases in accrued interest receivable, prepaid expenses and other real estate owned. For more details on other real estate owned, see the section entitled Non-Performing Assets.

Total deposits increased by $21.9 million from December 31, 2001 to June 30, 2002 from $113.2 million to $135.1 million. The interest-bearing deposit categories increased by $20.9 million during the first six months of 2002 with time deposits growing by $19.5 million, interest bearing demand by $4.3 million and statement savings by $501,000. The money market category has experienced a net decrease of approximately $3.4 million over the six-month period ended June 30, 2002. The introduction of a high-yielding, relationship-based interest bearing transaction account has caused existing customers to shift funds from the money market category to the interest-bearing demand category. The composition of the deposit base, by category, at June 30, 2002 is as follows: 49% time deposits, 21% non-interest-bearing demand deposits, and 16% interest-bearing demand deposits, 13% money market and 1% statement savings. The composition of the deposit base, by category, at December 31, 2001 was 41% time deposits, 24% non-interest-bearing demand deposits, 18% money market, 16% interest-bearing demand deposits and 1% statement savings. Time deposits of $100,000 or more totaled $36.4 million at June 30, 2002 compared to $21.6 million at December 31, 2001. Brokered deposits at March 31, 2002 were $12.9 million. There were no brokered deposits at December 31, 2001.

At June 30, 2002 and December 31, 2001, the Company had $5.0 million of borrowings with the FHLB. The advance carries an interest rate of 4.44% and matures on July 6, 2011 but is continuously convertible every three months after July 7, 2003 to a variable rate at three month London Inter-Bank Offering Rate.

Accrued expenses and other liabilities increased by $4,000 to $574,000 at June 30, 2002 compared with $569,000 at December 31, 2001.

Between December 31, 2001 and June 30, 2002, total stockholders' equity rose by $639,000. The net increase resulted from net income for the six months ended June 30, 2002 of $470,000 and a $169,000 net increase in the unrealized gain on investments available for sale.

      COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001

Net Income. Net income for the three-month period ending June 30, 2002 was $255,000 or $.17 per basic and diluted share compared with net income of $59,000 or $.04 per basic and diluted share for the three-month period ended June 30, 2001. The 2001 per share data has been adjusted for the 9-for-8 stock split effected as a dividend payable on April 15, 2002 to shareholders of record March 15, 2002. Annualized return on average assets was .78% and .26% for the two periods ended June 30, 2002 and 2001, respectively. Return on average equity for the current period was 9.44% compared to 3.75% for the prior period.

Results of operations for the three-month period ended June 30, 2002, when compared with the period ended June 30, 2001, were positively impacted by strong earning asset growth, improved efficiency in the composition of earning assets, and improvement in non interest income. Net income was tempered by increases in both the provision for loan losses and non-interest expenses.

Net Interest Income. Net interest income increased by $368,000 or 40% from $912,000 for the three-month period ended June 30, 2001 to $1.3 million for the three-month period ended June 30, 2002. Despite an interest rate environment substantially lower than that during the prior period, total interest income increased due to strong growth in average earning assets. Total interest expense from deposits and other borrowings actually declined during the three-month period ended June 30, 2002 compared to the prior period. The high volume of new earning assets added at lower yields caused a decline in the Company's net interest margin.

Total average earning assets increased $40.0 million or 46% from an average of $86.7 million as of June 30, 2001 to an average of $126.7 million as of June 30, 2002. The Company experienced strong loan growth during the twelve-month period June 30, 2001 to June 30, 2002 resulting in the average balance of loans outstanding increasing by $37.8 million. Average loans outstanding during the second quarter of 2002 were $101.7 million compared to $63.9 million for the prior year period. The average balance of the investment securities portfolio for the three-month period ended June 30, 2002 was $21.9 million increasing by $6.4 million or 41% compared to an average of $15.5 million at June 30, 2001. The average balance of federal funds sold and other earning assets declined to $3.1 million for the three-month period ended June 30, 2002 compared to $7.3 million for the prior period. Short-term investments were used to fund higher-yielding asset categories and satisfy deposit fluctuations. The net growth in total average earning assets accounted for a $792,000 increase in interest income. This increase was somewhat mitigated by a $470,000 decrease in interest income due to significantly lower yields realized on earning assets. Total interest expense experienced a net decrease of $46,000. Interest expense declined by $352,000 due to the lower interest rate environment and increased by $306,000 due to growth in interest-bearing funds.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended June 30, 2002 was 4.05% compared to 4.22% for the three-month period ended June 30, 2001. Despite a more efficient mix of average earning assets, the significantly lower interest rate environment caused a decline in the margin. The Federal Reserve Open Market Committee (FOMC) reduced short-term interest rates eleven times during 2001 for a total of 475 basis points. The average yield on earning assets for the current three-month period declined 145 basis points to 6.58% compared with 8.03% for the prior year period, while the average cost of interest-bearing funds decreased by 165 basis points to 3.09% from 4.74%. The decrease in the average yield was less pronounced than the decrease in the average cost of funds due to the shifting of short-term investments into higher yielding asset types to produce a higher yielding mix. The percentage of average short-term investments to total average earning assets for the three-months ended June 30, 2002 was 2% compared to 8% for the comparative period ended June 30, 2001. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased by 21 basis points from 3.28% for the second quarter of 2001 to 3.49% for the second quarter of 2002. The percentage of average interest earning assets to average interest-bearing liabilities was slightly higher at 125.68% compared to 124.62%. This is due to an increase in the percentage of average non interest-bearing deposits to average total deposits to 16% for the three-month period ended June 30, 2002 from 13% for the comparative prior year period.

Provision for Loan Losses. The Company's provision for loan losses for the three-month period ended June 30, 2002 was $192,000, representing an $61,000 or 46% increase over the $131,000 recorded for the same period in 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under "Analysis of Allowance for Loan Losses." The increase in the loan loss provision in the current quarter as compared to that of the prior year is principally due to the growth in total outstanding loans occurring between December 31, 2001 and June 30, 2002. The allowance for loan losses is $1.5 million at June 30, 2002, representing 1.34% of total outstanding loans.

Non-Interest Income. For the three-month period ended June 30, 2002, non-interest income was $148,000 compared to $104,000 for the same period in 2001. The largest components of non-interest income in the second quarter of 2002 were $64,000 in customer service charges, $33,000 in mortgage loan origination fees, and $30,000 in service charges and fees on deposit accounts. Management expects the level of other non-interest income to increase with the volume of deposit accounts and with the introduction of new products such as receivables factoring and investment services.

Non-Interest Expenses. Non-interest expenses were $988,000 for the three-month period ended June 30, 2002 compared with $826,000 for the same period ended June 30, 2001. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $484,000 for the three-month period ended June 30, 2002, representing a $92,000 or 24% increase over the $392,000 recorded for the same period in the prior year. The increase is primarily due to adding staff to support the Company's growth. Management anticipates personnel expense to continue to increase as opportunities to hire quality employees present themselves.

Occupancy expenses increased by $11,000 or 6% from $191,000 for the three-month period ended June 30, 2001 to $202,000 for the current year period. Data processing costs increased from $46,000 for the three-months ended June 30, 2001 to $62,000 for the current three-month period. The Company outsources its data processing and expenses are tied closely to transaction and account volumes. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $43,000 to $240,000 for the second quarter of 2002 compared with $197,000 for the second quarter in the prior year. The increase was primarily as a result of the Company's continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recognized an income tax benefit of $7,000 during the three-months ended June 30, 2002. The benefit resulted from the recognition of deferred tax assets generated in periods before the Company achieved profitability. No income tax benefit or expense was recorded for the three-month period ended June 30, 2001.

       COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001

Net Income. Net income for the six-month period ending June 30, 2002 was $470,000 compared to $20,000 for the period ended June 30, 2001. For the current six-month period, basic earnings per share were $.32 and diluted earnings per share were $.31 compared with $.01 basic and diluted earnings per share for the prior period. Annualized return on average assets was .76% and .05% for the two six-month periods ended June 30, 2002 and 2001. Return on average equity for the current period was 8.83% compared to .40% for the prior period. Strong asset growth over the past twelve month period has resulted in increases in both net interest income and non-interest income. These increases were somewhat mitigated by the aggressive interest rate cuts by the Federal Reserve Board of Governors and increasing non-interest expenses due to internal expansion.

Net Interest Income. Net interest income for the six-month period ended June 30, 2001 was approximately $2.4 million, representing a $735,000 or 43% increase over the $1.7 million reported for the prior year period. Total interest income increased due to strong earning asset growth. The declining rate environment present during 2001 had a negative impact on interest income. Over the past twelve months, new earning assets have been priced lower and interest earned on existing assets with variable rate pricing has declined. The lower interest rate environment had a positive impact on total interest expense for the current six-month period.

Despite strong interest-bearing liability growth, total interest expense actually declined compared to the prior period.

Total average earning assets increased $36.6 million or 44% from an average of $83.0 million as of June 30, 2001 to an average of $119.6 million as of June 30, 2002. The average balance of loans outstanding increased by $35.7 million or 61%, growing from $58.1 million at June 30, 2001 to $93.8 million at June 30, 2002. The average balance of the investment securities portfolio for the six-month period ended June 30, 2002 was $22.2 million, increasing by $7.1 million or 47% compared to an average of $15.1 million at June 30, 2001. The Company reduced the average volume of federal funds sold and other earning assets by $6.2 million for the six-month period ended June 30, 2002. Funds previously held for short-term investment were shifted to higher earning asset categories. The net growth in total average earning assets accounted for a $1.5 million increase in interest income. This increase was somewhat mitigated by a $1.0 million decrease in interest income due to significantly lower yields realized on earning assets. Total interest expense experienced a net decrease of $201,000. The net decline was the result of a decrease of $413,000 from lower rates paid on interest-bearing funds and a $212,000 increase due to the greater volume of interest-bearing funds.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the six-month period ended June 30, 2002 was 4.14% compared to 4.18% for the six-month period ended June 30, 2001. Despite the volume increases and a more efficient mix of average earning assets, the significantly lower interest rate environment caused a decline in the margin. The Federal Reserve Open Market Committee (FOMC) reduced short-term interest rates eleven times during 2001 for a total of 475 basis points. The average yield on earning assets for the current six-month period declined 160 basis points to 6.59% compared with 8.19% for the prior year period, while the average cost of interest-bearing funds decreased by 185 basis points to 3.15% from 5.00%. The decrease in the average yield was less pronounced than the decrease in the average cost of funds due to the shifting of short-term investments into higher yielding asset types to produce a higher yielding mix. The percentage of average short-term investments to total average earning assets for the six-months ended June 30, 2002 was 3% compared to 12% for the comparative period ended June 30, 2001. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased by 25 basis points from 3.19% for the first half of 2001 to 3.44% for the first half of 2002. The percentage of average interest earning assets to average interest-bearing liabilities was 128.61% compared to 124.53%.

Provision for Loan Losses. The Company's provision for loan losses for the six-month period ended June 30, 2002 was $405,000, representing a $142,000 or 55% increase over the $263,000 recorded for the same period in 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under "Analysis of Allowance for Loan Losses." The increase in the loan loss provision during 2002 year-to-date is principally due to the growth in total outstanding loans occurring between December 31, 2001 and June 30, 2002. The allowance for loan losses is $1.5 million at June 30, 2002, representing 1.34% of total outstanding loans.

Non-Interest Income. Non-interest income for the six-month period ended June 30, 2002 increased by $124,000 or 67% to $308,000 compared with $184,000 for prior period. The largest components of non-interest income for the current period were customer service charges of $128,000, mortgage loan origination fees of $80,000 and service charge fee income on deposit accounts of $57,000. Increases in fee income from these three categories were

$61,000 (89%), $28,000 (151%) and $16,000 (40%), respectively. There were no gain or losses on investment securities transactions during the first half of 2002 compared with a $4,000 gain recorded during the six-month period ended June 20, 2001. Management expects the level of non-interest income to increase as the volume of deposit accounts and fee-generating opportunities rises.

Non-Interest Expenses. Non-interest expenses were $1.9 million for the six-month period ended June 30, 2002 compared with $1.6 million for the same period ended June 30, 2001. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $950,000 for the six-month period ended June 30, 2002, representing a $171,000 or 22% increase over the $779,000 recorded for the same period in the prior year. The increase is primarily due to adding management level and staff positions to support the Company's growth. Management anticipates personnel expense to continue to increase as opportunities to hire quality employees present themselves.

Occupancy expenses increased by $23,000 or 6% from $374,000 for the six-month period ended June 30, 2001 to $397,000 for the current year period. Data processing costs increased from $94,000 for the six-months ended June 30, 2001 to $122,000 for the current three-month period. The Company outsources its data processing and expenses are tied closely to transaction and account volumes. Advertising and marketing expenses increased by $15,000 to $64,000 for the current six-month period from $49,000 for the prior period. As the Company continues to grow in accordance with its strategic plan, management expects occupancy, data processing and advertising costs to increase.

Other non-interest expenses increased by $81,000 to $454,000 for the first half of 2002 compared with $373,000 for the comparative prior period. The increase was primarily as a result of the Company's continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recognized an income tax benefit of $36,000 during the six months ended June 30, 2002. The benefit resulted from the recognition of deferred tax assets generated in periods before the Company achieved profitability. No income tax benefit or expense was recorded for the six-month period ended June 30, 2001.

                               NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities ("interest rate spread") and (2) the relative amounts of interest-earning assets and interest-bearing liabilities ("net interest-earning balance"). The following tables set forth information relating to average balances of the Company's assets and liabilities for the three and six-month periods ended June 30, 2002 and 2001. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the table, non-accrual loans are included in the average loan balance.

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)
                                                                     Three Months Ended June 30,
                                              -----------------------------------------------------------------------
                                                              2002                                2001
                                              -----------------------------------------------------------------------
                                              Average                  Average      Average                Average
                                              Balance       Interest   Yield/Cost   Balance     Interest   Yield/Cost
                                              -----------------------------------------------------------------------
Interest-earnings assets
------------------------
Loan portfolio                                 $ 101,680    $  1,708        6.74%    $ 63,870   $  1,387        8.71%
Investment securities                             21,910         334        6.10%      15,497        250        6.46%
Fed funds and other interest-earning assets        3,119          14        1.80%       7,296         97        5.36%
                                              -----------------------------------------------------------------------
Total earning assets                             126,709       2,056        6.51%      86,663      1,734        8.03%
Noninterest-bearing assets                         4,593                                3,995
                                              ----------                            ---------
Total assets                                   $ 131,302                             $ 90,658
                                              ==========                            =========

Interest-bearing liabilities
----------------------------
Deposits                                       $  95,173    $    717        3.02%    $ 69,194   $    818        4.74%
Borrowings                                         5,644          59        4.22%         346          4        4.08%
                                              -----------------------------------------------------------------------
Total interest-bearing liabilities               100,817         776        3.09%      69,540        822        4.74%
Non interest-bearing deposits                     19,226                               10,630
Other liabilities                                    437                                  315
Total Liabilities                                120,480                               80,485
Stockholders' equity                              10,822                               10,173
                                              ----------                            ---------
Total liabilities & stockholders' equity       $ 131,302                             $ 90,658
                                              ==========                            =========

                                                           ---------                           ---------
Net interest income                                         $  1,280                            $    912
                                                           =========                           =========
Interest rate spread                                                        3.42%                               3.29%
                                                                       ==========                          ==========
Net margin                                                                  4.05%                               4.22%
                                                                       ==========                          ==========
Percentage of average interest-earning
   assets to average interest bearing
   liabilities                                                            125.68%                             124.62%
                                                                       ==========                          ==========

Table 4. Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)
                                                                    Six Months Ended June 30,
                                              ---------------------------------------------------------------------
                                                             2002                              2001
                                              ---------------------------------------------------------------------
                                              Average                Average     Average                 Average
                                              Balance     Interest   Yield/Cost  Balance     Interest    Yield/Cost
                                              ---------------------------------------------------------------------
Interest-earnings assets
------------------------
Loan portfolio                                 $   93,800  $ 3,185        6.85%  $ 58,145     $ 2,620         9.08%
Investment securities                              22,220      674        6.07%    15,085         481         6.38%
Fed funds and other interest-earning assets         3,552       46        2.61%     9,787         270         5.57%
                                              ---------------------------------------------------------------------
Total earning assets                              119,572    3,905        6.59%    83,017       3,371         8.19%
Noninterest-bearing assets                          4,458                           3,661
                                              -----------                       ---------
Total assets                                   $  124,030                        $ 86,678
                                              ===========                       =========

Interest-bearing liabilities
----------------------------
Deposits                                       $   87,495  $ 1,334        3.07%  $ 66,489     $ 1,648         5.00%
Borrowings                                          5,476      117        4.29%       174           4         4.08%
                                              ---------------------------------------------------------------------
Total interest-bearing liabilities                 92,971    1,451        3.15%    66,663       1,652         5.00%
Non interest-bearing deposits                      19,863                           9,588
Other liabilities                                     457                             313
Total Liabilities                                 113,291                          76,564
Stockholders' equity                               10,739                          10,114
                                              -----------                       ---------
Total liabilities & stockholders' equity       $  124,030                        $ 86,678
                                              ===========                       =========

                                                          --------                           --------
Net interest income                                        $ 2,454                            $ 1,719
                                                          ========                           ========
Interest rate spread                                                      3.44%                               3.19%
                                                                     ==========                          ==========
Net margin                                                                4.14%                               4.18%
                                                                     ==========                          ==========
Percentage of average interest-earning
   assets to average interest bearing
   liabilities                                                          128.61%                             124.53%
                                                                     ==========                          ==========

                          VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three and six-month periods ended June 30, 2002 and 2001. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period's rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period's volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis

                                                                     Three Months Ended June 30,
                                                                            2002 vs. 2001
                                                                           (in Thousands)
                                                           ------------------------------------------------
                                                                     Increase (Decrease) Due to
                                                           ------------------------------------------------

                                                                  Volume    Rate                   Total
                                                           ----------------------             -------------
Interest Income
---------------
Loan portfolio                                                      728      (407)                     321
Investment Securities                                               101       (17)                      84
Fed funds and other interest-earning assets                         (37)      (46)                     (83)
                                                           ----------------------             ------------
Total interest-earning assets                                       792      (470)                     322


Interest Expense
----------------
Deposits                                                            252      (353)                    (101)
Borrowings                                                           55         0                       55
                                                           ----------------------             ------------
Total interest-bearing liabilities                                  307      (353)                     (46)

Net interest income                                                 485      (117)                     368
                                                           ======================             ============

Rate/Volume Analysis

                                                                      Six Months Ended June 30,
                                                                            2002 vs. 2001
                                                                           (in Thousands)
                                                           -----------------------------------------------
                                                                     Increase (Decrease) Due to
                                                           -----------------------------------------------

                                                                 Volume       Rate                  Total
                                                           ------------------------           ------------
Interest Income
---------------
Loan portfolio                                                    1,407      (842)                     565
Investment Securities                                               222       (29)                     193
Fed funds and other interest-earning assets                        (126)      (98)                    (224)
                                                           ----------------------             ------------
Total interest-earning assets                                     1,503      (969)                     534


Interest Expense
----------------
Deposits                                                            102      (416)                    (314)
Borrowings                                                          110         3                      113
                                                           ----------------------             ------------
Total interest-bearing liabilities                                  212      (413)                    (201)

Net interest income                                               1,291      (556)                     735
                                                           ======================             ============

                                      -17-

                              NONPERFORMING ASSETS

The table sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

                                                         At June 30,                       At December 31,
                                               -------------------------------     --------------------------------
                                                   2002               2001              2001              2000
                                               -------------     -------------     -------------     --------------
                                                                       (Dollars in thousands)
Nonaccrual loans                               $           -     $           -     $         429     $            -
Restructured loans                                         -                 -                 -                  -
                                               -------------     -------------     -------------     --------------

   Total nonperforming loans                               -                 -               429                  -

Real estate owned                                         73                 -                 -                  -
                                               -------------     -------------     -------------     --------------

   Total nonperforming assets                  $          73     $           -     $         429     $            -
                                               =============     =============     =============     ==============
Accruing loans past due
   90 days or more                             $           -     $           -     $           -     $            -
Allowance for loan losses                              1,456               891             1,116                630
Nonperforming loans to
   period end loans                                     0.00%             0.00%              .53%              0.00%
Allowance for loan losses
   to period end loans                                  1.34%             1.30%             1.38%              1.30%
Allowance for loan losses
   to nonperforming loans                               0.00%             0.00%           260.14%              0.00%
Nonperforming assets
   to total assets                                       .05%             0.00%              .33%              0.00%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower's ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At June 30, 2002, we had identified no loans as potential problem loans.

The $429,000 in non-performing assets at December 31, 2001 consisted of one loan secured by five townhouse units. After receiving a loan pay down due to the sale of one unit in late January 2002, the Bank foreclosed on the property. The loan balance was $341,000 at foreclosure. Three of the remaining four units were sold prior to June 30, 2002 leaving a balance of $73,000. At June 30, 2002, the Company had a contract to sell the final unit for net proceeds of $87,000. The transaction closed in early July.

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

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. For the six-month period ended June 30, 2002, there were $66,000 in net loan charge-offs and at June 30, 2002 there were no non-performing loans. During the third quarter of 2001, management made an adjustment to the allowance for loan losses model to recognize an increase in inherent risk associated with loans for acquisition, development and construction lending as compared with commercial mortgage lending. The adjustment in methodology regarding acquisition, development and construction loans and current economic conditions were significant factors contributing to the increased provision for loan losses in the current three and six-month periods compared with the same periods in the prior year. The allowance for loan losses at June 30, 2002 was $1.5 million, which represents 1.34% of total outstanding loans.

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

Allocation of Allowance for Loan Losses

                                                                                At June 30,
                                                            -----------------------------------------------------
                                                                     2002                        2001
                                                            -------------------------  --------------------------
                                                                         % of Total                  % of Total
                                                              Amount      Loans (1)      Amount      Loans (1)
                                                            ----------   -----------    ----------   -----------
                                                                          (Dollars in thousands)
Residential real estate loans                               $       11         2.59%             9         3.22%
Home equity loans and lines                                 $       77        13.35%    $       48        13.34%
Commercial mortgage loans                                          482        41.78%           187        26.10%
Construction loans                                                 343        19.86%           335        31.11%
Commercial and industrial loans                                    447        18.14%           248        21.24%
Loans to individuals                                                96         4.28%            64         4.99%
                                                            ----------   -----------    ----------   -----------

            Total loans                                     $    1,456       100.00%    $      891       100.00%
                                                            ==========   ===========    ==========   ===========

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:


Changes in Allowance for Loan Losses

                                                         For the Period Ended June 30,
                                                       --------------------------------
                                                             2002           2001
                                                       --------------- ----------------
                                                           (Dollars in thousands)
Balance at the beginning of the year                       $  1,116      $    630
Charge-offs:
  Commercial and industrial loans                                 6             -
  Loans to individuals                                           60             2
                                                           --------      --------

            Total charge-offs                                    66             2
                                                           --------      --------

Recoveries                                                        -             -
                                                           --------      --------

Net charge-offs                                                  66             2

Provision for loan losses                                       406           263
                                                           --------      --------

Balance at the end of the year                             $  1,456      $    891
                                                           ========      ========

Total loans outstanding at period-end                      $108,818      $ 68,565

Average loans outstanding for the period                   $ 93,800      $ 58,145

Allowance for loan losses to
  total loans outstanding                                      1.34%         1.30%

Ratio of net charge-offs to average loans outstanding          0.07%         0.00%


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

As of June 30, 2002, liquid assets (cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) were approximately $42.0 million, which represents 28% of total assets and 31% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $22.4 million of which $5.0 million is outstanding at June 30, 2002. At June 30, 2002, outstanding commitments for undisbursed lines of credit and letters of credit amounted to $30.4 million. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios and anticipated increases in deposits.

Certificates of deposits represented 49% of the Company's total deposits at June 30, 2002 compared with 41% at December 31, 2001. The Company's growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company's funding strategy. Certificates of deposit of $100,000 or more represented 27% of the Company's total deposits at June 30, 2002 compared to 19% at year-end December 31, 2001. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company's continued retention of those deposits.

Under federal capital regulations, Crescent State Bank must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At June 30, 2002, the Bank's equity to asset ratio was 7.31%. All capital ratios place the Bank in excess of the minimum required to be deemed an adequately capitalized bank by regulatory measures. The Bank's ratio of Tier I capital to risk-weighted assets at June 30, 2002 was 8.61%.

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

                           FORWARD-LOOKING INFORMATION

This quarterly report contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of Crescent Financial Corporation that are subject to various factors which could cause actual results to differ materially from those estimates. Factors that could influence the estimates include changes in national, regional and local market conditions, legislative and regulatory conditions, and the interest rate environment.

Part II.    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders was held on April 30, 2002. Of 1,289,527 shares entitled to vote at the meeting, 1,075,173 shares voted. The following matters were voted on at the meeting:

        1.  Election of Directors

            Michael G. Carlton, Bruce I. Howell, James A. Lucas and Larry W. Pegram were all elected to three-year terms as follows:

                Nominee                  For         Against            Abstain

            Michael G. Carlton        1,073,690         -                1,493
            Bruce I. Howell           1,073,690         -                1,493
            James A. Lucas            1,073,690         -                1,493
            Larry W. Pegram           1,073,690         -                1,493

            The following  directors continue in office after the meeting: Brent
            D. Barringer, Joseph S. Colson, Jr., Kenneth A. Lucas, Sheila H. Ogle, Jon S. Rufty, Harry D. Stephenson, and Steven K. Zaytoun

        2.  Ratification of Appointment of Independent Public Accountants

            Management's appointment of Dixon Odom, PLLC as the Bank's independent public accountants for 2002 was approved with 1,072,847 shares voting for, 1,462 shares voting against, and 864 shares abstaining.

        3.  To Approve an Amendment to The 1999 Incentive Stock Option Plan

            An amendment to increase the number of shares available under the plan by 64,476 was approved with 1,033,899 voting for, 27,792 voting against, and 13,482 shares abstaining.



Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits.
            None

        (b) Reports on Form 8-K.

            During the quarter ended June 30, 2001, a Current Report on Form 8-K, dated May 3, 2002, was filed with the Securities Exchange Commission. The report included information about the Crescent Financial Corporation's filing of a Registration Statement with the Securities Exchange Commission on May 3, 2002 to register 690,000 shares of common stock in a combined rights and public offering.

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CRESCENT FINANCIAL CORPORATION



Date:  August 8, 2002                 By: /s/ Michael G. Carlton
                                          --------------------------------------
                                          Michael G. Carlton
                                          President and Chief Executive




Date:  August 8, 2002                 By: /s/ Bruce W. Elder
                                          --------------------------------------
                                          Bruce W. Elder
                                          Vice President and Secretary

                                  CERTIFICATION

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by Crescent Financial Corporation (the "Issuer") for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

                                      CRESCENT FINANCIAL CORPORATION



Date:  August 8, 2002                 By: /s/ Michael G. Carlton
                                          --------------------------------------
                                          Michael G. Carlton
                                          President and Chief Executive Officer




Date:  August 8, 2002                 By: /s/ Bruce W. Elder
                                          --------------------------------------
                                          Bruce W. Elder
                                          Vice President and Secretary