Form 10QSB
period 2002-09-30
CRESCENT FINANCIAL CORP
filed 2002-11-12
CIK 1143921

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20429

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the Quarterly Period Ended September 30, 2002

☒  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 000-32951

CRESCENT FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	56-2259050
(State of Incorporation)	(IRS Employer Identification Number)

1005 HIGH HOUSE ROAD, CARY, NORTH CAROLINA 27513
(Address of principal executive offices)

(919) 460-7770
(Issuer’s Telephone Number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

The number of shares of the registrant’s common stock outstanding as of October 25, 2002 was 2,143,249.

Part I. Financial Information
Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2002 (Unaudited)	December 31, 2001*
	(dollars in thousands)
ASSETS

Cash and due from banks	$9,432	$10,095
Interest-earning deposits with banks	286	4,589
Federal funds sold	37,970	10,319
Investment securities available for sale at fair value	27,677	22,833
Loans	113,654	80,574
Allowance for loan losses	(1,552)	(1,116)

NET LOANS	112,102	79,458
Accrued interest receivable	615	513
Federal Home Loan Bank stock	500	250
Bank premises and equipment	1,664	851
Other assets	397	266

TOTAL ASSETS	$190,643	$129,174

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$50,139	$27,122
Savings	1,267	683
Money market and NOW	42,301	39,251
Time	68,727	46,099

TOTAL DEPOSITS	162,434	113,155
Federal Home Loan Bank advances	10,000	5,000
Accrued expenses and other liabilities	784	569

TOTAL LIABILITIES	173,218	118,724

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding;	—	—
Common stock, $1 par value, 20,000,000 shares authorized; 2,143,249 shares issued and outstanding on Sept 30, 2002; 1,289,527 shares issued and outstanding on December 31, 2001	2,143	1,290
Additional paid-in capital	14,605	9,625
Accumulated earnings (deficit)	174	(653)
Accumulated other comprehensive income (Note D)	503	188

TOTAL STOCKHOLDERS’ EQUITY	17,425	10,450

COMMITMENTS (Note B)
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$190,643	$129,174

*	Derived from audited financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Nine Month Periods Ended September 30, 2002 and 2001

	Three-month Periods Ended September 30,		Nine-month Periods Ended September 30,
	2002	2001	2002	2001
	(In Thousands, except per share data)
INTEREST INCOME
Loans	$1,842	$1,454	$5,026	$4,073
Investment securities available for sale	383	325	1,057	805
Federal funds sold and interest-bearing deposits	60	110	106	381

TOTAL INTEREST INCOME	2,285	1,889	6,189	5,259

INTEREST EXPENSE
Deposits	790	860	2,125	2,509
Borrowings	98	56	214	59

TOTAL INTEREST EXPENSE	888	916	2,339	2,568

NET INTEREST INCOME	1,397	973	3,850	2,691
PROVISION FOR LOAN LOSSES	96	74	501	336

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,301	899	3,349	2,355

NON-INTEREST INCOME	211	113	519	298

NON-INTEREST EXPENSE
Salaries and employee benefits	572	442	1,521	1,221
Occupancy and equipment	202	190	599	564
Data processing	74	53	196	148
Other	255	195	710	568

TOTAL NON-INTEREST EXPENSE	1,103	880	3,026	2,501

INCOME BEFORE INCOME TAXES	409	132	842	152
INCOME TAXES	52	—	15	—

NET INCOME	$357	$132	$827	$152

NET INCOME PER COMMON SHARE
Basic	$.20	$.09	$.53	$.10

Diluted	$.20	$.09	$.52	$.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note C)
Basic	1,767,231	1,450,718	1,557,382	1,450,718

Diluted	1,809,091	1,450,718	1,602,624	1,450,718

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2002 and 2001

	2002	2001
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$827	$152

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	235	235
Provision for loan losses	501	336
(Gain) on sale of securities available for sale	—	(4)
(Gain) on disposal of assets	(16)	—
Deferred income taxes	(297)	—
Net amortization of premiums on securities	(8)	(23)
Change in assets and liabilities
(Increase) in accrued interest receivable	(101)	(143)
(Increase) in other assets	(31)	(8)
Increase in accrued interest payable	40	100
Increase (Decrease) in other liabilities	174	(28)

TOTAL ADJUSTMENTS	497	465

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,324	617

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(7,899)	(12,452)
Proceeds from sales of securities available for sale	—	1,992
Maturities of securities available for sale	1,350	1,750
Principal repayments of securities available for sale	1,977	915
Net increase in loans	(33,146)	(25,706)
Purchases of bank premises and equipment	(1,032)	(118)

NET CASH USED BY INVESTING ACTIVITIES	(38,750)	(33,619)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits:
Noninterest-bearing demand	23,017	16,335
Savings	584	139
Money market and NOW	3,050	1,986
Time deposits	22,627	20,449
Borrowed funds	5,000	5,000
Proceeds from issuance of stock	5,833	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	60,111	43,909

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,685	10,907
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,003	8,882

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,688	$19,789

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine-month periods ended September 30, 2002 and 2001, in conformity with generally accepted accounting principles. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of Crescent Financial Corporation and subsidiary (the “Company”), accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of the Company’s 2001 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At September 30, 2002, loan commitments are as follows

Undisbursed lines of credit	$27,587,000
Stand-by letters of credit	403,000

NOTE C - PER SHARE RESULTS

The Company effected stock splits in the form of 12 ½% stock dividends in both 2002 and 2001. Basic and diluted net income (loss) per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for these stock splits.

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

For the three months ended September 30, 2002, the weighted-average number of common shares used in computing basic earnings per share was 1,767,231. The dilutive effect of stock options was 41,860 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 1,809,091. For the three months ended September 30, 2001, the weighted-average number of common shares used in computing basic earnings per share was 1,450,718. The Company’s outstanding stock options did not have a dilutive effect on the computation of earnings per share for the three months ended September 30, 2001.

For the nine months ended September 30, 2002, the weighted-average number of common shares used in computing basic earnings per share was 1,557,382. The dilutive effect of stock options was 45,242 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 1,602,624. The

Company’s outstanding stock options did not have a dilutive effect on the computation of earnings per share for the six months ended September 30, 2001.

There were 227,584 outstanding and vested stock options at September 30, 2001, which were not included in the computation of diluted earnings per share because they had no dilutive effect.

NOTE D - COMPREHENSIVE INCOME

For the three months ended September 30, 2002 and 2001, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $504,000 and $380,000, respectively.

For the nine months ended September 30, 2002 and 2001, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $1,143,000 and $603,000, respectively.

NOTE E - SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the Company’s operations are entirely within the commercial and retail banking segment, and the financial statements presented herein reflect the results of that segment. Also, the Company has no foreign operations or customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the periods ended September 30, 2002 and 2001. It should be read in conjunction with the audited financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002
AND DECEMBER 31, 2001

Over the nine-month period ended September 30, 2002, total assets increased by $61.5 million from $129.2 million at December 31, 2001 to $190.7 million at September 30, 2002. The increase in total assets resulted primarily from strong loan growth and a surge in non-interest bearing and interest bearing demand deposits. Earning assets totaled $178.5 million or 94% of total assets at September 30, 2002 compared with $117.5 million or 91% of total assets as of December 31, 2001. Components of earning assets at September 30, 2002 are $112.1 million in net loans, $28.2 million in investment securities and FHLB stock, $38.0 million in overnight investments and $286,000 in interest bearing deposits with correspondent banks. Total deposits and stockholders’ equity at September 30, 2002 were $162.4 million and $17.4 million compared to $113.2 million and $10.4 million, respectively, at December 31, 2001.

Gross loans outstanding at September 30, 2002 increased by $33.1 million or 41% to $113.7 million compared to $80.6 million reported at December 31, 2001. The composition of the loan portfolio, by category, as of September 30, 2002 is 43% commercial mortgage loans, 20% construction loans, 19% commercial loans, 13% home equity loans and lines, 3% consumer loans and 2% residential mortgage loans. The commercial mortgage category showed the most significant net increase growing $23.1 million from $25.3 million at December 31, 2001 to $48.4 million at September 30, 2002. Home equity loans and lines experienced net growth of $7.0 million during the nine-month period ended September 30, 2002 from $8.4 million to $15.4 million. The commercial loan portfolio increased by $1.7 million from $19.4 million to $21.1 million. The residential mortgage loan category experienced a net increase of $1.2 million over the nine-month period from $1.8 million to $3.0 million. Consumer loans outstanding at September 30, 2002 were $3.0 million, reflecting a $100,000 increase over the $2.9 million outstanding at December 31, 2001. The construction loan portfolio declined by $402,000 over the first nine months of 2002 to $23.0 million at September 30, 2002. The terms on construction loans typically do not exceed twelve months at which point the loan is refinanced to a permanent commercial mortgage. The composition of the loan portfolio, by category, as of December 31, 2001 was 31% commercial mortgage loans, 29% construction loans, 24% commercial loans, 10% home equity loans and lines, 4% consumer loans, and 2% residential real estate mortgage loans.

The Company had an allowance for loan losses at September 30, 2002 of $1.6 million or 1.37% of total outstanding loans compared to $1.1 million or 1.38% of total outstanding loans at December 31, 2001. At September 30, 2002, there were no loans in non-accrual status, no loans 90 days or more past due and still accruing interest and three loans with a current aggregate outstanding balance of $52,100 past due thirty days or more. At December 31, 2001, there was one loan in the amount of $429,000 in non-accrual status. The loan was secured by five completed town homes and represented the only loan extended to this particular borrower. Non-performing loans represented .53% of total outstanding loans at December 31, 2001. There were no loans past due 90 days or more and still accruing interest, and there were no other loans past due thirty days or more on December 31, 2001.

The Company has investment securities with an amortized cost of $26.9 million at September 30, 2002. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $27.7 million. The Company’s investment in debt securities at September 30, 2002, consists of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities and municipal bonds. The portfolio increased by $4.8 million or 21% compared with $22.8 million at December 31, 2001. Additions to the investment portfolio included $7.9 million in new purchases, a $514,000 increase in the fair market value of the portfolio and $8,000 of net purchase discount accretion. Activities’ resulting in portfolio decreases included $1.3 million in bond maturities and $2.0 million of principal re-payments. The Company also owns $500,000 of Federal Home Loan Bank stock at September 30, 2002 compared with $250,000 at December 31, 2001.

Federal funds sold at September 30, 2002 are $38.0 million reflecting a $27.7 million increase over the $10.3 million reported at December 31, 2001. The Company holds funds in overnight investments to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels. Overnight funds tend to increase sharply at month-end due to several real estate settlement accounts maintained by bank customers. The month-end balance of Federal funds sold is not reflective of the normal daily balance of overnight investments. At September 30, 2002, the increase in the balance of Federal funds sold due to the sharp fluctuation in the real estate settlement accounts was approximately $25.0 million. The daily average balances for Federal funds sold for the three and nine-month periods ended September 30, 2002 were $13.0 million and $6.0 million, respectively.

Interest-earning deposits held at correspondent banks declined by approximately $4.3 million from $4.6 million at December 31, 2001 to $286,000 million at September 30, 2002. The Company had owned a $3.0 million certificate of deposit with a correspondent bank that matured in February 2002.

Non-earning assets increased by approximately $382,000 between December 31, 2001 and September 30, 2002. Non-interest bearing cash due from banks decreased by $662,000 during the nine months ended September 30, 2002. Cash due from banks includes amounts represented by checks in the process of being collected through the Federal Reserve payment system. Funds represented by these checks were not yet collected and therefore could not be invested overnight. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows. Other assets increased by $1.0 million over the nine-month period ended September 30, 2002. In addition to expected increases in accrued interest receivable due to an increased volume of earning assets, the Company purchased land in Holly Springs, North Carolina on which it intends to construct a new branch facility, subject to approval of the North Carolina Commissioner of Banks and the Federal Deposit Insurance Corporation.

Total deposits increased by $49.3 million between December 31, 2001 and September 30, 2002 from $113.1 million to $162.4 million. Non-interest bearing demand deposits have increased by $23.0 million over the nine months from $27.1 million on December 31, 2001 to $50.1 million on September 30, 2002. The interest bearing deposit categories increased by $26.3 million over the nine months of 2002 with time deposits growing by $22.6 million, interest bearing demand by $7.0 million and statement savings by $584,000. The money market category has experienced a net decrease of approximately $3.9 million over the nine-month period ended September 30, 2002. The introduction of a high yielding, relationship-based interest bearing transaction account has caused existing customers to shift funds from the money market category to the interest-bearing demand category.

As previously mentioned in the discussion of Federal funds sold, the Bank maintains a number of deposit relationships with real estate settlement attorneys. The nature of the settlement attorneys’ business dictates that cash flows into their deposit accounts prior to settling a real estate transaction and flows out following the transaction. The majority of real estate transactions tend to occur during the end of each month. At September 30, 2002, aggregate balances in the real estate settlement deposit accounts were $40.8 million compared to $21.5 million at December 31, 2001. Of the $21.5 million in balances at December 31, 2001, $8.9 million was interest bearing and $12.6 million was non-interest bearing. At September 30, 2002, $8.1 million was interest bearing and $32.7 million was non-interest bearing. The average aggregate monthly balances in these types of accounts were approximately $14.2 million and $11.7 million on September 30, 2002 and December 31, 2001, respectively. Excluding the temporary, month-end effect of the real estate settlement deposit accounts, total deposits at September 30, 2002 would have been $133.5 million and $103.3 million at December 31, 2001.

The composition of the deposit base, by category, at September 30, 2002 is as follows: 42% time deposits, 31% non-interest-bearing demand deposits, 15% interest-bearing demand deposits, 11% money market and 1% statement savings. The composition of the deposit base, by category, at December 31, 2001 was 41% time deposits, 24% non-interest-bearing demand deposits, 18% money market, 16% interest-bearing demand deposits and 1% statement savings. Time deposits of $100,000 or more totaled $38.1 million at September 30, 2002 compared to $21.6 million at December 31, 2001. Brokered deposits at September 30, 2002 were $12.9 million. There were no brokered deposits at December 31, 2001.

At September 30, 2002 the Company had $10.0 million of Federal Home Loan Bank borrowings compared to $5.0 million at December 31, 2001. The total borrowings are comprised of two $5.0 million advances. The first advance contract was entered into on July 6, 2001 and has a final maturity of July 6, 2011. The advance carries a fixed interest rate of 4.44% and is continuously convertible every three months after July 7, 2003 to a variable rate of the three month London Inter-Bank Offering Rate (LIBOR). The second advance contract was entered into on July 16, 2002 and has a final maturity of July 16, 2012. The advance carries a fixed interest rate of 3.84% and can be converted every three months after July 16, 2003 to a variable rate of the three month LIBOR only if the three month LIBOR rate, just prior to a reset date, is greater to or equal to 7.0%.

Accrued interest payable and other liabilities increased by $215,000 to $784,000 at September 30, 2002 compared with $569,000 at December 31, 2001. The increase is the result of the increased volume of interest bearing liabilities and an increase in taxes payable and accrued expenses.

Between December 31, 2001 and September 30, 2002, total stockholders’ equity rose by $7.0 million. The majority of the increase was due to the issuance of new stock. During August 2002, the Company successfully raised net proceeds of $5.8 million through a public and rights offering. An additional 690,000 shares were sold at $9.25 per share generating gross proceeds of $6.4 million. Expenses associated with raising the additional capital amounted to $550,000. The remaining $1.2 million increase resulted from net income for the nine months ended September 30, 2002 of $827,000 and a $316,000 net increase in the unrealized gain on investments available for sale.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED
SEPTEMBER 30, 2002 AND 2001

Net Income.    Net income for the three-month period ending September 30, 2002 was $357,000 or $.20 per basic and diluted share compared with net income of $132,000 or $.09 per basic and diluted share for the three-month period ended September 30, 2001. The 2001 per share data has been adjusted for the 9-for-8 stock split effected as a dividend payable on April 15, 2002 to shareholders of record March 15, 2002. Annualized return on average assets was .90% and .50% for the two periods ended September 30, 2002 and 2001, respectively. Return on average equity for the current period was 10.17% compared to 5.05% for the prior period.

Results of operations for the three-month period ended September 30, 2002, when compared with the period ended September 30, 2001, were positively impacted by strong earning asset growth and improvement in non interest income. Net income was tempered by increases in both the provision for loan losses and non-interest expenses.

Net Interest Income.    Net interest income increased by $424,000 or 44% from $973,000 for the three-month period ended September 30, 2001 to $1.4 million for the three-month period ended September 30, 2002. Despite an interest rate environment substantially lower than that during the prior period, total interest income increased due to strong growth in average earning assets. Total interest expense from deposits and other borrowings actually declined during the three-month period ended September 30, 2002 compared to the prior period. The Company’s net interest margin declined slightly due to a higher concentration of overnight investments earning interest at rates that are significantly lower than those prevalent during the prior year period.

Total average earning assets increased $49.5 million or 49% from an average of $100.8 million as of September 30, 2001 to an average of $150.3 million as of September 30, 2002. Average loans outstanding grew $40.6 million or 58% from $70.0 million for the quarter ended September 30, 2001 to $110.6 million for the quarter ended September 30, 2002. The average balance of the investment securities portfolio for the three-month period ended September 30, 2002 was $26.3 million increasing by $5.6 million or 27% compared to an average of $20.7 million at September 30, 2001. The average balance of federal funds sold and other earning assets increased to $13.4 million for the three-month period ended September 30, 2002 compared to $10.1 million for the prior period. Total interest income increased by $396,000 for the current three-month period compared to the same period from the prior year. The net growth in total average earning assets accounted for an $847,000 increase in interest income, which was somewhat mitigated by a $451,000 decrease in interest income due to significantly lower yields realized on earning assets. Total interest expense experienced a net decrease of

$28,000. Interest expense declined by $406,000 due to the lower interest rate environment and increased by $378,000 due to growth in interest-bearing funds.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended September 30, 2002 was 3.69% compared to 3.83% for the three-month period ended September 30, 2001. The average yield on earning assets for the current three-month period declined 140 basis points to 6.03% compared with 7.43% for the prior year period, while the average cost of interest-bearing funds decreased by 162 basis points to 2.99% from 4.61%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased by 22 basis points from 2.82% for the third quarter of 2001 to 3.04% for the third quarter of 2002. The Federal Reserve Open Market Committee (FOMC) reduced short-term interest rates eleven times during 2001 for a total of 475 basis points. The decrease in net interest margin is due to a slight decline in the percentage of average interest earning assets to average interest-bearing liabilities (127.37% current quarter compared to 128.02% prior period) and the high volume of average overnight investments. Average overnight investments during the second quarter of 2002 were $3.1 million or 2% of average earning assets. During the third quarter, higher than normal average balances in the real estate settlement deposit accounts, along with proceeds from the Company’s stock offering, caused the average balance in overnight investments to increase to $13.4 million or 9% of average earning assets. As the Company begins to deploy the capital proceeds, the mix of earning assets should improve.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended September 30, 2002 was $96,000 compared to $74,000 recorded for the same period in 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increase in the loan loss provision is principally due to higher loan growth in the third quarter of 2002 compared to the same quarter in 2001. The allowance for loan losses is $1.6 million at September 30, 2002, representing 1.37% of total outstanding loans.

Non-Interest Income. For the three-month period ended September 30, 2002, non-interest income was $211,000 compared to $113,000 for the same period in 2001. The largest components of non-interest income in the third quarter of 2002 were $92,000 in customer service charges, $52,000 in mortgage loan origination fees, and $32,000 in service charges and fees on deposit accounts. The Company also recognized a $14,000 gain on the sale of real estate acquired in a loan foreclosure. See the Non-Performing Asset section for details. Management expects the level of other non-interest income to increase with the volume of deposit accounts and with the introduction of new products such as receivables factoring and investment services.

Non-Interest Expenses. Non-interest expenses were $1.1 million for the three-month period ended September 30, 2002 compared with $881,000 for the same period ended September 30, 2001. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $572,000 for the three-month period ended September 30, 2002, representing a $129,000 or 29% increase over the $442,000 recorded for the same period in the prior year. The increase is primarily due to adding staff to support the Company’s growth. Management anticipates personnel expense to continue to increase as opportunities to hire quality employees present themselves.

Occupancy and equipment expenses increased by $12,000 or 6% from $190,000 for the three-month period ended September 30, 2001 to $202,000 for the current year period. Data processing costs increased from $53,000 for the three-months ended September 30, 2001 to $74,000 for the current three-month period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $60,000 to $255,000 for the third quarter of 2002 compared with $195,000 for the third quarter in the prior year. The increase was primarily as a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes.  The Company recorded income tax expense of $52,000 during the three-months ended September 30, 2002. The Company had generated deferred tax assets during the periods prior to achieving profitability. Those assets were not recognized until the Company displayed the ability to utilize those deferred benefits against future earnings. By recording positive earnings during the final three quarters of 2001, the Company demonstrated its ability to fully utilize those benefits. The deferred asset has been recognized at a rate of $99,000 per quarter during 2002, and is a reduction to income tax expense. Therefore, the $52,000 of recorded income tax expense for the three months ended September 30, 2002 is the net of $151,000 calculated income tax and the $99,000 recognition of deferred benefit. No income tax benefit or expense was recorded for the three-month period ended September 30, 2001.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS
ENDED SEPTEMBER 30, 2002 AND 2001

Net Income.  Net income for the nine-month period ending September 30, 2002 was $827,000 compared to $152,000 for the period ended September 30, 2001. For the current nine-month period, basic earnings per share were $.53 and diluted earnings per share were $.52 compared with $.10 basic and diluted earnings per share for the prior period. Annualized return on average assets was .82% and .22% for the two nine-month periods ended September 30, 2002 and 2001. Return on average equity for the current period was 9.41% compared to 2.00% for the prior period. Strong asset growth over the past twelve month period has resulted in increases in both net interest income and non-interest income. These increases were somewhat mitigated by the aggressive interest rate cuts by the Federal Reserve Board of Governors and increasing non-interest expenses due to internal expansion.

Net Interest Income.  Net interest income for the nine-month period ended September 30, 2002 was approximately $3.8 million, representing a $1.1 million or 43% increase over the $2.7 million reported for the prior year period. Total interest income increased due to strong earning asset growth. Short-term interest rates declined sharply during 2001. During the first nine months of 2001, short-term interest rates declined by 350 basis points. Short-term rates fell another 125 basis points prior to the end of 2001, and have remained constant through the first nine months of 2002. Over the past twelve months, new earning assets have been priced at lower rates of interest and interest earned on existing assets with variable rate pricing has declined. The lower interest rate environment had a positive impact on total interest expense for the current nine-month period. Despite strong interest-bearing liability growth, total interest expense actually declined compared to the prior period.

Total average earning assets increased $40.9 million or 46% from an average of $89.0 million for the nine months ended September 30, 2001 to an average of $129.9 million for the same period ended September 30, 2002. The average balance of loans outstanding increased by $37.3 million or 60%, growing from $62.1 million for the nine months ended September 30, 2001 to $99.4 million for the period ended September 30, 2002. The average balance of the investment securities portfolio for the nine-month period ended September 30, 2002 was $23.6 million, increasing by $6.6 million or 39% compared to an average of $17.0 million at September 30, 2001. The Company reduced the average volume of federal funds sold and other earning assets by $3.0 million for the nine-month period ended September 30, 2002. Funds previously held for short-term investment were shifted to higher earning asset categories. Total interest income increased by $930,000 during the current nine-month period compared with the same period from the prior year. The net growth in total average earning assets accounted for a $2.4 million increase in interest income, which was somewhat mitigated by a $1.5 million decrease in interest income due to significantly lower yields realized on earning assets. Total interest expense experienced a net decrease of $229,000. The net decline was the result of a decrease of $1.1 million from lower rates paid on interest-bearing funds and a $920,000 increase due to the greater volume of interest-bearing funds.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the nine-month period ended September 30, 2002 was 3.96% compared to 4.04% for the nine-month period ended September 30, 2001. Despite the volume increases and a more efficient mix of average earning assets, the significantly lower interest rate environment caused a decline in the margin. The Federal Reserve Open Market Committee (FOMC) reduced short-term interest rates eleven times during 2001 for a total of 475 basis points. The average yield on earning assets for the current nine-month period declined 153 basis points to 6.37% compared with 7.90% for the prior year period, while the average cost of interest-bearing funds decreased by 177 basis points to 3.08% from 4.85%. The decrease in the average yield was less pronounced than the decrease in the average cost of funds due to the shifting of short-term investments into higher yielding asset types to produce a higher yielding mix. The percentage of average short-term investments to total average earning assets for the nine-months ended September 30, 2002 was 5% compared to 11% for the comparative period ended September 30, 2001. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased by 24 basis points from 3.05% for the first nine months of 2001 to 3.29% for the first nine months of 2002. The percentage of average interest-earning assets to average interest-bearing liabilities was 128.05% compared to 125.84%.

Provision for Loan Losses. The Company’s provision for loan losses for the nine-month period ended September 30, 2002 was $501,000, representing a $165,000 or 49% increase over the $336,000 recorded for the same period in 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increase in the loan loss provision during 2002 year-to-date is principally due to the growth in total outstanding loans occurring between December 31, 2001 and September 30, 2002. The allowance for loan losses is $1.6 million at September 30, 2002, representing 1.37% of total outstanding loans.

Non-Interest Income. Non-interest income for the nine-month period ended September 30, 2002 increased by $221,000 or 74% to $519,000 compared with $298,000 for prior period. The largest components of non-interest income for the current period were customer service charges of $221,000, mortgage loan origination fees of $132,000 and service charge fee income on deposit accounts of $89,000. Increases in fee income from these three categories were $106,000 (92%), $23,000 (21%) and $26,000 (42%), respectively. There was no gain or loss on investment securities transactions recorded during the first nine months of 2002 compared with a $4,000 gain recorded during the nine-month period ended September 20, 2001. The Company did recognize a $14,000 gain on the sale of real estate acquired through foreclosure. Management expects the level of non-interest income to increase as the volume of deposit accounts and fee-generating opportunities rises.

Non-Interest Expenses. Non-interest expenses were $3.0 million for the nine-month period ended September 30, 2002 compared with $2.5 million for the same period ended September 30, 2001. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $1.5 million for the nine-month period ended September 30, 2002, representing a $300,000 or 25% increase over the $1.2 million recorded for the same period in the prior year. The increase is primarily due to adding management level and staff positions to support the Company’s growth. Management anticipates personnel expense to continue to increase as opportunities to hire quality employees present themselves.

Occupancy and equipment expenses increased by $35,000 or 6% from $564,000 for the nine-month period ended September 30, 2001 to $599,000 for the current year period. Data processing costs increased from $148,000 for the nine-months ended September 30, 2001 to $196,000 for the current nine-month period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes. As the Company continues to grow in accordance with its strategic plan, management expects occupancy and data processing costs to increase.

Other non-interest expenses increased by $142,000 to $710,000 for the first nine months of 2002 compared with $568,000 for the comparative prior period. The increase was primarily as a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $15,000 during the nine months ended September 30, 2002. The Company had generated deferred tax assets during the periods prior to achieving profitability. Those assets were not recognized until the Company displayed the ability to utilize those deferred benefits against future earnings. By recording positive earnings during the final three quarters of 2001, the Company demonstrated its ability to fully utilize those benefits. The deferred asset has been recognized at a rate of $99,000 per quarter during 2002 and is a reduction to income tax expense. Therefore, the $15,000 of recorded income tax expense for the nine months ended September 30, 2002 is the net of $312,000 calculated income tax and the $297,000 recognition of deferred benefit. No income tax benefit or expense was recorded for the nine-month period ended September 30, 2001.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company’s assets and liabilities for the three and nine-month periods ended September 30, 2002 and 2001. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the table, non-accrual loans are included, when applicable, in the average loan balance.

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)
	Three Months Ended September 30,

	2002			2001

	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Interest-earnings assets
Loan portfolio	$110,608	$1,842	6.61%	$69,980	$1,454	8.24%
Investment securities	26,333	383	5.82%	20,762	325	6.26%
Fed funds and other interest-earning assets	13,373	60	1.78%	10,074	110	4.33%

Total earning assets	150,314	2,285	6.03%	100,816	1,889	7.43%
Noninterest-bearing assets	6,644			3,844

Total assets	$156,958			$104,660

Interest-bearing liabilities
Deposits	$108,782	$790	2.88%	$73,748	$860	4.63%
Borrowings	9,231	98	4.17%	5,000	56	4.44%

Total interest-bearing liabilities	118,013	888	2.99%	78,748	916	4.61%
Non interest-bearing deposits	24,374			15,430
Other liabilities	660			395
Total Liabilities	143,047			94,573
Stockholders’ equity	13,911			10,087

Total liabilities & stockholders’ equity	$156,958			$104,660

Net interest income		$1,397			$973

Interest rate spread			3.04%			2.82%

Net margin			3.69%			3.83%

Percentage of average interest-earning assets to average interest bearing liabilities			127.37%			128.02%

Table 4. Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

	Nine Months Ended September 30,
	2002			2001
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earnings assets
Loan portfolio	$99,464	$5,026	6.76%	$62,133	$4,073	8.76%
Investment securities	23,606	1,057	5.97%	16,998	805	6.31%
Fed funds and other interest-earning assets	6,862	106	2.07%	9,884	381	5.15%

Total earning assets	129,932	6,189	6.37%	89,015	5,259	7.90%
Noninterest-bearing assets	5,195			3,637

Total assets	$135,127			$92,652

Interest-bearing liabilities
Deposits	$94,730	$2,125	3.00%	$68,935	$2,509	4.87%
Borrowings	6,741	214	4.24%	1,800	59	4.38%

Total interest-bearing liabilities	101,471	2,339	3.08%	70,735	2,568	4.85%
Non interest-bearing deposits	21,383			11,574
Other liabilities	527			324
Total Liabilities	123,381			82,633
Stockholders’ equity	11,746			10,019

Total liabilities & stockholders’ equity	$135,127			$92,652

Net interest income		$3,850			$2,691

Interest rate spread			3.29%			3.05%

Net margin			3.96%			4.04%

Percentage of average interest-earning assets to average interest bearing liabilities			128.05%			125.84%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three and nine-month periods ended September 30, 2002 and 2001. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis

	Three Months Ended September 30,
	2002 vs. 2001
	(in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest Income
Loan portfolio	737	(349)	388
Investment Securities	84	(26)	58
Fed funds and other interest-earning assets	26	(76)	(50)

Total interest-earning assets	847	(451)	396

Interest Expense
Deposits	332	(402)	(70)
Borrowings	46	(4)	42

Total interest-bearing liabilities	378	(406)	(28)

Net interest income	469	(45)	424

Rate/Volume Analysis

	Nine Months Ended September 30,
	2002 vs. 2001
	(in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest Income
Loan portfolio	2,164	(1,211)	953
Investment Securities	304	(52)	252
Fed funds and other interest-earning assets	(82)	(193)	(275)

Total interest-earning assets	2,386	(1,456)	930

Interest Expense
Deposits	760	(1,144)	(384)
Borrowings	160	(5)	155

Total interest-bearing liabilities	920	(1,149)	(229)

Net interest income	1,466	(307)	1,159

NONPERFORMING ASSETS

The table sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At September 30,		At December 31,
	2002	2001	2001	2000
	(Dollars in thousands)
Nonaccrual loans	$-	$-	$429	$-
Restructured loans	-	-	-	-

Total nonperforming loans	-	-	429	-
Real estate owned	-	-	-	-

Total nonperforming assets	$-	$-	$429	$-

Accruing loans past due 90 days or more	$-	$-	$-	$-
Allowance for loan losses	1,552	962	1,116	630
Nonperforming loans to period end loans	0.00%	0.00%	.53%	0.00%
Allowance for loan losses to period end loans	1.37%	1.30%	1.38%	1.30%
Allowance for loan losses to nonperforming loans	0.00%	0.00%	260.14%	0.00%
Nonperforming assets to total assets	0.00%	0.00%	.33%	0.00%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At September 30, 2002, we had identified two loans as potential problem loans with an aggregate balance of $20,000. These loans are both adequately collateralized, and any potential loss should be minimal.

The $429,000 in non-performing assets at December 31, 2001 consisted of one loan secured by five townhouse units. After receiving a loan pay down due to the sale of one unit in late

January 2002, the Bank foreclosed on the property. The loan balance was $341,000 at foreclosure. Three of the remaining four units were sold prior to June 30, 2002 leaving a balance of $73,000. During August 2002, the Company sold the final unit for net proceeds of $87,000. The transaction resulted on a gain on the sale of $14,000.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through periodic charges to earnings in the form of a provision for loan losses. Increases to the allowance for loan losses occur as a result of provisions charged to operations and recoveries of amounts previously charged-off, and decreases to the allowance occur when loans are charged-off. Management evaluates the adequacy of our allowance for loan losses on a monthly basis. The evaluation of the adequacy of the allowance for loan losses involves the consideration of loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, adverse conditions that might affect a borrower’s ability to repay the loan, estimated value of underlying collateral, prevailing economic conditions and all other relevant factors derived from the Company’s limited history of operations. Because of our limited history, we also consider the loss experience history and allowance ratios of other similar community banks and the knowledge and expertise obtained by management and senior lending officers from prior years experience at former institutions. Additionally, as an important component of their periodic examination process, regulatory agencies review the allowance for loan losses and may require additional provisions for estimated losses based on judgments that differ from those of management.

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

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. For the nine-month period ended September 30, 2002, there were $65,000 in net loan charge-offs and at

September 30, 2002 there were no non-performing loans. During the third quarter of 2001, management made an adjustment to the allowance for loan losses model to recognize an increase in inherent risk associated with loans for acquisition, development and construction lending as compared with commercial mortgage lending. The adjustment in methodology regarding acquisition, development and construction loans and current economic conditions were significant factors contributing to the increased provision for loan losses in the current three and six-month periods compared with the same periods in the prior year. The allowance for loan losses at September 30, 2002 was $1.6 million, which represents 1.37% of total outstanding loans.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. While management believes the methodology used to establish the allowance for loan losses incorporates the best information available at the time, future adjustments to the level of the allowance may be necessary and the results of operations could be adversely affected should circumstances differ substantially from the assumptions initially used. We believe that the allowance for loan losses was established in conformity with generally accepted accounting principles; however, there can be no assurances that the regulatory agencies, after reviewing the loan portfolio, will not require management to increase the level of the allowance. Likewise, there can be no assurance that the existing allowance for loan losses is adequate should there be deterioration in the quality of any loans or changes in any of the factors discussed above. Any increases in the provision for loan losses resulting from such deterioration or change in condition could adversely affect the financial condition of the Company and results of its operations.

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses

	At September 30,
	2002		2001
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)

Residential real estate loans	$12	2.62%	$6	2.31%
Home equity loans and lines	82	13.50%	45	12.61%
Commercial mortgage loans	516	42.52%	194	27.48%
Construction loans	368	20.22%	388	31.49%
Commercial and industrial loans	503	18.52%	264	21.87%
Loans to individuals	71	2.62%	65	4.24%

Total loans	$1,552	100.00%	$962	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses
	For the Period Ended Sept 30,
	2002	2001
	(Dollars in thousands)
Balance at the beginning of the year	$1,116	$630
Charge-offs:
Commercial and industrial loans	6	-
Loans to individuals	60	4

Total charge-offs	66	4

Recoveries	1	-

Net charge-offs	65	4
Provision for loan losses	501	336

Balance at the end of the year	$1,552	$962

Total loans outstanding at period-end	$113,654	$74,209
Average loans outstanding for the period	$99,464	$62,133
Allowance for loan losses to total loans outstanding	1.37%	1.30%
Ratio of net charge-offs to average loans outstanding	0.07%	0.01%

LIQUIDITY AND CAPITAL RESOURCES

Maintaining adequate liquidity while managing interest rate risk is the primary goal of the Company’s asset and liability management strategy. Liquidity is the ability to fund the needs of the Company’s borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Maturing investments, loan and mortgage-backed security principal repayments, deposit growth and borrowings from the Federal Home Loan Bank and other correspondent banks are presently the main sources of the Company’s liquidity. The Company’s primary uses of liquidity are to fund loans and to make investments.

As of September 30, 2002, liquid assets (cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) were approximately $75.4 million, which represents 40% of total assets and 46% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $32.0 million of which $10.0 million is outstanding at September 30, 2002. At September 30, 2002, outstanding commitments for undisbursed lines of credit and letters of credit amounted to $28.0 million. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios and anticipated increases in deposits. Certificates of deposits represented 42% of the Company’s total deposits at September 30, 2002 compared with 41% at December 31, 2001. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 23% of the Company’s total deposits at September 30, 2002 compared to 19% at year-end December 31, 2001. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent State Bank must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At September 30, 2002, the Bank’s equity to asset ratio was 7.86%. All capital ratios place the Bank in excess of the minimum required to be deemed an adequately capitalized bank by regulatory measures. The Bank’s ratio of Tier I capital to risk-weighted assets at September 30, 2002 was 9.00%.

IMPACT OF INFLATION AND CHANGING PRICES

A commercial bank has an asset and liability composition that is distinctly different from that of a company with substantial investments in plant and inventory because the major portions of its assets are monetary in nature. As a result, a bank’s performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor that may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase more during periods of high inflation.

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

Item 3. Controls and Procedures

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

During the quarter ended September 30, 2002, the following Current Reports on Form 8-K were filed with the Securities Exchange Commission:

Form 8-K, dated August 8, 2002, included information regarding the August 6, 2002 conclusion of the Company’s rights offering to current shareholders of record on May 3, 2002. Current shareholders subscribed to 145,000 shares of common stock.

Form 8-K, dated August 20, 2002, included information regarding the completion of the sale of 690,000 shares of common stock. Of those shares, 145,000 were sold in a rights offering to current shareholders and 545,000 were sold in the public offering. Net proceeds of the offering were approximately $6.0 million. The Company announced its intention to file an application to open a full-service branch office in Holly Springs, North Carolina.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION

Date: November 12, 2002	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive

Date: November 12, 2002	By:	/s/ Bruce W. Elder
Bruce W. Elder
Vice President and Secretary

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael G. Carlton, the Chief Executive Officer of Crescent Financial Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Crescent Financial Corporation;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.
The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);
c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and
5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:
a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and
6.
The Company’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By: /s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Bruce W. Elder, the Vice President and Secretary of Crescent Financial Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Crescent Financial Corporation;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.
The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);
c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and
5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:
a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and
6.
The Company’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By: /s/ Bruce W. Elder
Bruce W. Elder
Vice President and Secretary