Form 10KSB
period 2002-12-31
CRESCENT FINANCIAL CORP
filed 2003-03-27
CIK 1143921

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2002

Commission File No. 000-32951

CRESCENT FINANCIAL CORPORATION

(Exact Name of Registrant as specified in its charter)

NORTH CAROLINA
(State of Incorporation)

56-2259050
(I.R.S. Employer Identification No.)

1005 High House Road
Cary, North Carolina 27513
(Address of Principal Office)

(919) 460-7770
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for the year ended December 31, 2002 were $9,324,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2002 was approximately $22,397,000.

The number of shares of the Registrant’s Common Stock outstanding on December 31, 2002 was 2,143,249.

Documents Incorporated by Reference:

None

Transitional Small Business Format      Yes ☐ No ☒

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

(a)-(b)

General

Crescent Financial Corporation (the “Registrant”) was incorporated under the laws of the State of North Carolina on April 27, 2001, at the direction of the Board of Directors of Crescent State Bank (the “Bank”), for the purpose of serving as the bank holding company for the Bank and became the holding company for the Bank on June 30, 2001. To become the Bank’s holding company, Registrant received approval of the Federal Reserve Board as well as the Bank’s shareholders. Upon receiving such approval, each share of $5.00 par value common stock of the Bank was exchanged on a one-for-one basis for one share of $1.00 par value common stock of the Registrant.

The Registrant operates for primary purpose of serving as the holding company for the Bank. The Registrant’s headquarters are located at 1005 High House Road, Cary, North Carolina 27513.

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

Recent Development

On March 12, 2003 Registrant and its wholly-owned subsidiary, Crescent State Bank, entered into an Agreement and Plan of Reorganization and Merger with Centennial Bank, Southern Pines, North Carolina (the “Agreement”). The Agreement provides for the merger of Centennial Bank with and into Crescent State Bank with Crescent State Bank as the surviving banking institution. Shareholders of Centennial will exchange their shares of common stock for shares of the Registrant or cash with the Centennial shares valued at $10.11 per share. The Agreement provides an election procedure for shareholders of Centennial who may choose to receive their consideration in cash, shares of common stock of the Registrant or a combination thereof with 50% of the total consideration being cash and 50% of the total consideration being shares of common stock of the Registrant. Subject to shareholder, federal and state banking regulatory approvals, the transaction is scheduled to be consummated in the fourth quarter of 2003.

Primary Market Area

The Registrant’s market area consists of the Town of Cary, North Carolina, Town of Apex, North Carolina, Wake County, North Carolina, Town of Clayton, North Carolina, and Johnston County, North Carolina. Wake County is part of the second largest metropolitan area in North Carolina, which, with adjacent counties, has a population of over one million. Cary, the second largest city in Wake County and seventh in North Carolina, has an estimated population of approximately 96,000. The area is a very strong and diversified economic area. The total population of Wake County is approximately 594,000. The total population of Johnston County is approximately 110,000. The market area is served by several major highways, Interstate 40, US 1 and 64, and NC 55. International, national, and regional airlines are served from the Raleigh-Durham International Airport, which is less than five miles from Cary.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. Registrant competes in its market areas with large regional and national banking organizations, other federally and state chartered financial institutions such as savings and loan institutions and credit unions, consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. As of June 30, 2002, Wake County had 206 offices of 20 different commercial and savings banks (including the largest banks in North Carolina). As of June 30, 2002, the Registrant accounted for 1.45% of total deposits by commercial and savings banks in Wake County. As of June 30, 2002, Johnston County had 35 offices of 10 different commercial and savings institutions (including the largest banks in North Carolina). As of June 30, 2002, the Registrant accounted for 1.18% of total deposits by commercial and savings banks in Johnston County.

The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of Registrant’s competitors. In addition, as a result of interstate banking, out-of-state commercial banks have acquired North Carolina banks and heightened the competition among banks in North Carolina.

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

Employees

At December 31, 2002, the Registrant employed 32 full-time and 9 part-time employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

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

State Law. The Bank is subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition of the Bank. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. As a member institution of the FDIC, the Bank’s deposits are insured up to a maximum of $100,000 per depositor through the Bank Insurance Fund, administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The Bank Insurance Fund assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

Capital Requirements. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2002, the Bank was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 8.81% and 10.00% respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s interest rate risk management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the “Federal Deposit Insurance Corporation Improvement Act of 1991” below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDIC Improvement Act”), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. The FDIC Improvement Act provides for, among other things:

•         publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

•         the establishment of uniform accounting standards by federal banking agencies,

•         the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

•         additional grounds for the appointment of a conservator or receiver, and

•         restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

The FDIC Improvement Act also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of the FDIC Improvement Act is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to the FDIC Improvement Act, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions. We have not as yet determined the impact that this act will have on our operations although the impact is not expected to be material.

Miscellaneous. The dividends that may be paid by the Bank are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid unless the Bank’s capital surplus is at least 50% of its paid-in capital.

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

The Bank cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Bank’s operations.

Regulation of the Registrant

Federal Regulation. The Registrant is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis.

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

The Registrant is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Registrant’ consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

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

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

•         making or servicing loans;

•         performing certain data processing services;

•         providing discount brokerage services;

•         acting as fiduciary, investment or financial advisor;

•         leasing personal or real property;

•         making investments in corporations or projects designed primarily to promote

•         community welfare; and

•         acquiring a savings and loan association.

In evaluating a written notice of such an acquisition, the Federal Reserve Board will consider various factors, including among others the financial and managerial resources of the notifying bank holding company and the relative public benefits and adverse effects which may be expected to result from the performance of the activity by an affiliate of such company. The Federal Reserve Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. The required notice period may be extended by the Federal Reserve Board under certain circumstances, including a notice for acquisition of a company engaged in activities not previously approved by regulation of the Federal Reserve Board. If such a proposed acquisition is not disapproved or subjected to conditions by the Federal Reserve Board within the applicable notice period, it is deemed approved by the Federal Reserve Board.

However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which became effective on March 11, 2000, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a “financial holding company.” A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities and activities that the Federal Reserve Board considers to be closely related to banking.

A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. The Registrant has not yet elected to become a financial holding company.

Under the Modernization Act, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions. We cannot predict the full sweep of the new legislation.

Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

•         a leverage capital requirement expressed as a percentage of adjusted total assets;

•         a risk-based requirement expressed as a percentage of total risk-weighted assets; and

•         a Tier 1 leverage requirement expressed as a percentage of adjusted total assets.

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders’ equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others.

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

The Federal Reserve Board’s regulations provide that the foregoing capital requirements will generally be applied on a bank-only (rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets.

Source of Strength for Subsidiaries. Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries’ compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Registrant’s ability to pay cash dividends depends upon the cash dividends the Registrant receives from the Bank. At present, the Registrant’s only source of income is dividends paid by the Bank and interest earned on any investment securities the Registrant holds. The Registrant must pay all of its operating expenses from funds it receives from the Bank. Therefore, shareholders may receive dividends from the Registrant only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the Bank to us will likely be limited to amounts needed to pay any separate expenses of the Registrant and/or to make required payments on our debt obligations, including the debentures which will fund the interest payments on our trust preferred securities.

The FDIC Improvement Act requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and, since adoption of the Riegle Community Development and Regulatory Improvement Act of 1994, to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens. In 1995, the agencies adopted regulations requiring as part of the assessment of an institution’s capital adequacy the consideration of (a) identified concentrations of credit risks, (b) the exposure of the institution to a decline in the value of its capital due to changes in interest rates and (c) the application of revised conversion factors and netting rules on the institution’s potential future exposure from derivative transactions.

In addition, the agencies in September 1996 adopted amendments to their respective risk-based capital standards to require banks and bank holding companies having significant exposure to market risk arising from, among other things, trading of debt instruments, (1) to measure that risk using an internal value-at-risk model conforming to the parameters established in the agencies’ standards and (2) to maintain a commensurate amount of additional capital to reflect such risk.

The new rules were adopted effective January 1, 1997, with compliance mandatory from and after January 1, 1998.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law is applicable to the extent that the Registrant maintains as a separate subsidiary a depository institution in addition to the Bank.

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

Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would also apply to guarantees of capital plans under the FDIC Improvement Act.

Interstate Branching

Under the Riegle Community Development and Regulatory Improvement Act (the “Riegle Act”), the Federal Reserve Board may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. As of June 1, 1997, banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle Act. These mergers are also subject to similar aging and deposit concentration limits.

North Carolina “opted-in” to the provisions of the Riegle Act. Since July 1, 1995, an out-of-state bank that did not already maintain a branch in North Carolina was permitted to establish and maintain a de novo branch in North Carolina, or acquire a branch in North Carolina, if the laws of the home state of the out-of-state bank permit North Carolina banks to engage in the same activities in that state under substantially the same terms as permitted by North Carolina. Also, North Carolina banks may merge with out-of-state banks, and an out-of-state bank resulting from such an interstate merger transaction may maintain and operate the branches in North Carolina of a merged North Carolina bank, if the laws of the home state of the out-of-state bank involved in the interstate merger transaction permit interstate merger.

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant’s operations.

ITEM 2 - PROPERTIES

The following table sets forth the location of the Registrant’s main office and branch offices, as well as certain information relating to these offices to date.

Office Location	Year Opened	Approximate Square Footage	Owned or Leased

Main Office 1005 High House Road Cary, NC	2000	8,100	Leased

Cary Branch 1155 Kildaire Farm Road Cary, NC	1998	2,960	Leased

Apex Branch 303 South Salem Street Apex, NC	1999	3,500	Leased

Clayton Branch 315 East Main Street Clayton, NC	2000	2,990	Leased

Holly Springs Branch 700 Holly Springs Road Holly Springs, NC	Pending (2nd quarter of 2003)	3,500	Owned

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

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Crescent Financial Corporation’s stock is listed on the NASDAQ Small Capital Market under the symbol “CRFN.” There were 2,143,249 shares outstanding at December 31, 2002 owned by approximately 1,360 shareholders. The table below lists the high and low prices at which trades were completed during each quarter. The Company’s stock is considered thinly traded with only a few thousand shares traded, on average, per month.

	Low (1)	High (1)

January 1, 2001 to March 31, 2001	$4.74	$5.93

April 1, 2001 to June 30, 2001	5.93	8.89

July 1, 2001 to September 30, 2001	7.56	14.22

October 1, 2001 to December 31, 2001	7.11	8.44

January 1, 2002 to March 31, 2002	7.82	12.50

April 1, 2002 to June 30, 2002	8.25	12.00

July 1, 2002 to September 30, 2002	9.16	10.00

October 1, 2002 to December 31, 2002	8.50	11.50

   (1)    The prices quoted above have been adjusted to reflect the effect of the 12 ½% stock dividend paid in 2002. No cash dividends had been paid to date.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the years ended December 31, 2002 and 2001. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis.

OVERVIEW

In August 1998, a group of local business leaders announced the formation of a locally managed bank to provide the financial needs of small businesses and individuals left discouraged and poorly served by consolidation within the financial services industry. Crescent State Bank (the “Bank”) began operations four months later on December 31, 1998. Crescent Financial Corporation (the “Company”) was formed on June 29, 2001 for the purpose of becoming a bank holding company for the Bank. Upon formation, one share of the Company’s $1 par value common stock was exchanged for each of the then outstanding 1,289,527 shares of the Bank’s $5 par value common stock. The Company currently has no operations and conducts no business on its own other than owning the Bank. The formation of the Company had no impact on the operations of the Bank. The consolidated capitalization, assets, liabilities, income and expenses of the Company immediately following its formation were substantially the same as those of the Bank immediately prior to the formation.

Crescent State Bank is a North Carolina-chartered banking corporation. The primary business of the Bank is to solicit deposits and invest those funds by originating loans in its established market area. The Bank’s lending activities are oriented to the small-to-medium sized business as well as to the consumer/retail customer located in Wake and Johnston Counties. The Bank offers commercial, consumer, and mortgage lending products, as well as the ability to structure credit products to fit specialized needs. Funds are also invested, to a lesser extent, in investment securities, federal funds and interest earning accounts with correspondent banks. The deposit services offered by the Bank include small business and personal checking, savings accounts and certificates of deposit. The Bank concentrates on customer relationships in building its deposit base and competes aggressively in the area of transaction accounts. Additional sources of funding available to the Bank include borrowings from the Federal Home Loan Bank, Federal funds purchased from correspondent banks and brokered certificates of deposit.

Crescent State Bank operates three branch locations in addition to its Main Office at 1005 High House Road in Cary, NC. The Bank’s first location, which also served as the temporary corporate headquarters, is located at 1155 Kildaire Farm Road in Cary, NC. The second location at 303 South Salem Street in Apex, NC was opened in late November 1999. The corporate headquarters and Main Office on High House Road opened in April 2000. The Bank opened its fourth location in December 2000 at 315 E. Main Street in Clayton, NC. The newest banking office of Crescent State Bank will open during March 2003 at 700 Holly Springs Road in Holly Springs, NC.

The following discussion and analysis contains the consolidated financial results for the Company and the Bank for the years ended December 31, 2002 and 2001. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND 2001

Total assets at December 31, 2002 increased by $52.8 million or 41% to $182.0 million compared to $129.2 million at December 31, 2001. Consistent with prior years, the Company experienced strong growth in earning assets during 2002. Total earning assets increased by 44% from $118.3 million at December 31, 2001 to $170.6 at December 31, 2002. Earning assets at December 31, 2002 consisted of $125.7 million in gross loans, $28.1 million in investment securities and Federal Home Loan Bank (FHLB) stock and $16.8 million in overnight investments. Total deposits as of December 31, 2002 increased by $39.9 million or 35% to $153.1 million compared to $113.2 million at December 31, 2001. Due primarily to its successful public offering in August 2002 stockholders’ equity increased by $7.3 million or 70% from $10.4 million at December 31, 2001 to $17.7 million at December 31, 2002.

Gross loans increased by $45.1 million or 56% during 2002 from $80.8 million as of December 31, 2001 to $125.9 million at year-end 2002. The composition of the loan portfolio, by category, as of December 31, 2002 is as follows: 42% commercial mortgage loans, 22% construction loans, 19% commercial loans, 13% home equity loans and lines of credit, 2% consumer loans and 2% residential mortgage loans. The commercial mortgage loan category experienced the most significant net growth increasing $27.2 million from $25.2 million to $52.4 million. Significant net growth in other loan categories included $7.6 million in home equity loans and lines, increasing from $8.4 million to $16.0 million, $5.4 million in commercial loans, increasing from $19.2 million to $24.6 million, and $4.1 million in construction loans, increasing from $23.4 million to $27.5 million. The residential mortgage loan and consumer loan categories experienced net increases of $704,000 and $216,000, respectively. The composition of the loan portfolio at December 31, 2001, by category, was 31% commercial mortgage loans, 29% construction loans, 24% commercial loans, 10% home equity loans and lines, 4% consumer loans and 2% residential mortgage loans.

The allowance for loan losses was $1.7 million or 1.36% of total outstanding loans at December 31, 2002 and $1.1 million or 1.38% of total outstanding loans at December 31, 2001. Despite the current economic slowdown, the credit quality of the Company’s loan portfolio remains high. At December 31, 2002, there were no non-performing loans and no loans past due for 90 days or more. There were several loans with an aggregate outstanding balance of $189,000 that were over 30 days past due as of December 31, 2002. At December 31, 2001, there was one loan in the amount of $429,000 in non-accrual status. Non-performing loans represented .53% of total outstanding loans at December 31, 2001. There were no loans past due 90 days or more and still accruing interest, and there were no other loans past due thirty days or more on December 31, 2001.

The Company had investment securities with an amortized cost of $27.6 million at December 31, 2002. All investments are accounted for as available for sale under Financial Accounting Standards Board (“FASB”) No. 115 and are presented at their fair market value of $28.3 million. The portfolio increased by $5.5 million or 24% when compared with $22.8 million at December 31, 2001. The Company’s investment in debt securities at December 31, 2002, consists of U.S. Government agency securities, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBSs), and municipal bonds. Additions to the investment portfolio included $11.0 million in new securities purchases and a $360,000 increase in the portfolio’s fair market value. Activities resulting in portfolio decreases included $5.4 million in principal re-payments on CMOs and MBSs, $510,000 in bond maturities and $7,000 in net discount accretion. The Company also owned $500,000 of Federal Home Loan Bank stock at December 31, 2002 compared with $250,000 at December 31, 2001.

Federal funds sold increased by $6.4 million between December 31, 2001 and December 31, 2002 growing from $10.3 million to $16.7 million. The Company holds funds in overnight investments to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels. Federal funds sold tend to increase sharply at month-end due to several real estate settlement deposit accounts maintained by bank customers. Due to the fluctuations in these deposit accounts, the month-end balance of Federal funds sold is not reflective of the normal daily level of overnight investments. The daily average balance of Federal funds sold during the month of December 2002 was $12.2 million.

Interest-earning deposits held at correspondent banks declined by approximately $4.5 million from $4.6 million at December 31, 2001 to $81,000 at December 31, 2002. The Company had owned a $3.0 million certificate of deposit with a correspondent bank that matured in February 2002. Funds held in interest-earning deposit accounts result primarily from the receipt of principal and interest from the investment portfolio. As funds accumulate, they are reinvested in investment securities.

Non-interest earning assets increased by approximately $758,000 from $11.7 million at December 31, 2001 to $12.5 million at December 31, 2002. There was a $780,000 net increase in premises and equipment over the twelve month period. New purchases amounted to $1.1 million and included a tract of land in Holly Springs, North Carolina on which the Company intends to construct a new branch facility. Depreciation of new and existing fixed assets was approximately $308,000 for the year. The Company’s net deferred tax assets increased $444,000 during the year primarily as a result of the decrease in the valuation allowance associated with those assets. This valuation allowance was released during the year because management determined that the realization of the Company’s deferred tax assets was more likely than not. Non-interest bearing cash due from banks declined by $634,000 during the twelve month period from December 31, 2001 to December 31, 2002. Cash due from banks includes amounts represented by checks in the process of being collected through the Federal Reserve payment system. Funds represented by these checks were not yet collected and therefore could not be invested overnight. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statements of Cash Flows.

Total deposits increased by $39.9 million between December 31, 2001 and December 31, 2002 from $113.2 million to $153.1 million. Interest-bearing deposits increased by $26.7 million between December 31, 2001 and December 31, 2002 with time deposits growing by $19.1 million, interest-bearing demand deposits by $6.8 million and statement savings by $753,000. The money market category experienced a net decrease of $2.8 million during the twelve month period ended December 31, 2002. The introduction of a high yielding, relationship-based interest bearing transaction account has caused existing customers to shift funds from the money market category to the interest-bearing demand category. Non-interest bearing demand deposits increased by $13.2 million from $27.1 million on December 31, 2001 to $40.3 million on December 31, 2002.

The Bank maintains a number of deposit relationships with real estate settlement attorneys. The nature of the settlement attorneys’ business dictates that cash flows into their deposit accounts prior to settling a real estate transaction and flows out following the transaction. The majority of real estate transactions tend to occur during the end of each month. At December 31, 2002, aggregate balances in the real estate settlement deposit accounts were approximately $31.5 million compared to $21.5 million at December 31, 2001. Of the $21.5 million in balances at December 31, 2001, $8.9 million was interest bearing and $12.6 million was non-interest bearing. At December 31, 2002, $9.7 million was interest bearing and $21.8 million was non-interest bearing. The average aggregate monthly balances in these types of accounts were approximately $22.2 million and $11.7 million for December 31, 2002 and December 31, 2001, respectively. Excluding the temporary, month-end effect of the real estate settlement deposit accounts, total deposits at December 31, 2002 would have been $143.8 million and $103.3 million at December 31, 2001.

The composition of the deposit base, by category, at December 31, 2002 was 43% time deposits, 26% non-interest-bearing demand deposits, 18% interest-bearing demand deposits, 12% money market and 1% statement savings. The composition of the deposit base, by category, at December 31, 2001 was 41% time deposits, 24% non-interest-bearing demand deposits, 18% money market, 16% interest-bearing demand deposits and 1% statement savings. Time deposits of $100,000 or more totaled $34.0 million at December 31, 2002 compared to $21.6 million at December 31, 2001. During 2002, the Company began to use brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds priced at or below rates being offered in our local marketplace. Additionally, brokered deposits do not need to be collateralized like Federal Home Loan Bank borrowings. The Company expects to utilize the brokered deposit market in the future. Brokered deposits at December 31, 2002 were $10.9 million. There were no brokered deposits at December 31, 2001.

At December 31, 2002, the Company had $10.0 million of Federal Home Loan Bank borrowings compared to $5.0 million at December 31, 2001. The total borrowings are comprised of two $5.0 million advances. The first advance contract was entered into on July 6, 2001 and has a final maturity of July 6, 2011. The advance carries a fixed interest rate of 4.44% and is continuously convertible every three months after July 7, 2003 to a variable rate of interest equal to the three month London Inter-Bank Offering Rate (“LIBOR”). The second advance contract was entered into on July 16, 2002 and has a final maturity of July 16, 2012. The advance carries a fixed interest rate of 3.84% and can be converted every three months after July 16, 2003 to a variable rate of interest equal to the three month LIBOR only if the three month LIBOR rate, just prior to a reset date, is greater than or equal to 7.0%.

Accrued expenses and other liabilities increased by $598,000 to $1.2 million at December 31, 2002 compared with $569,000 at December 31, 2001. This increase resulted primarily from an increase in income taxes payable of $428,000.

Between December 31, 2001 and December 31, 2002, total stockholders’ equity rose by $7.3 million. During August 2002, the Company successfully raised net proceeds of $5.8 million through a public offering. An additional 690,000 shares of common stock were sold at $9.25 per share generating gross proceeds of $6.4 million. Expenses associated with raising the additional capital amounted to $550,000. The remaining $1.5 million increase resulted from net income for the year of $1.2 million and a $221,000 net increase in the unrealized gain on investments available for sale.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2002 AND 2001

Net Income. Net income for the year ended December 31, 2002 was $1.2 million or $.72 per basic share and $.70 per diluted share compared with net income of $307,000 or $.21 per basic and diluted share for the year ended December 31, 2001. The 2001 per share data has been adjusted for the 9-for-8 stock split effected as a stock dividend payable on April 15, 2002 to shareholders of record on March 15, 2002. Annualized return on average assets was .85% and .31% for the years ended December 31, 2002 and 2001, respectively. Return on average equity for the current period was 9.31% compared to 2.97% for the prior period.

Earnings for the year ended December 31, 2002 were positively impacted by strong growth in average earning assets and non-interest income. Earnings were tempered by an increase in the provision for loan losses due to strong loan growth and an increase in non-interest expenses incurred to support the growing loan and deposit base.

Net Interest Income. Net interest income increased by $1.6 million or 43% from $3.8 million for the year ended December 31, 2001 to $5.4 million for the year ended December 31, 2002. Net interest income for 2002 benefited from strong interest earning asset growth. The total potential impact of that growth was somewhat mitigated by lower yields earned on those assets during 2002 compared to yields of the prior year. Despite an improvement in the spread between the yield on earning assets and the cost of interest-bearing liabilities, the increased reliance on interest-bearing liabilities to fund earning assets resulted in a decline in the net interest margin for the twelve month period ended December 31, 2002.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the year ended December 31, 2002 was 3.87% compared to 3.98% for the year ended December 31, 2001. The average yield on earning assets for the period declined 141 basis points to 6.17% compared with 7.58% for the prior year period, while the average cost of interest-bearing funds decreased by 158 basis points to 2.99% from 4.57%. During 2001, the Federal Reserve Open Market Committee (“FOMC”) reduced short-

term interest rates eleven times for a total of 475 basis points. Because a significant portion of earning assets such as certain loans and short-term investments are tied to index rates, including the prime lending rate and the Federal funds rate, the yield on average earning assets declined at the time of the rate reductions. Interest rates on a significant portion of interest-bearing liabilities such as certificates of deposits and borrowings are fixed until maturity. During the relatively stable interest rate environment of 2002, the Company experienced a greater reduction in the cost of interest-bearing funds as those liabilities matured and were priced to current market rates. As a result, the interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased by 17 basis points from 3.01% for 2001 to 3.18% for 2002. Despite the spread increase, the net interest margin declined due to an increasing reliance on interest-bearing liabilities to fund earning assets. The percentage of average earning assets to average interest-bearing liabilities increased from 127.16% in 2001 to 130.06% in 2002.

Total average earning assets increased $44.1 million or 47% from an average of $94.5 million for the year ended December 31, 2001 to an average of $138.6 million for the year ended December 31, 2002. Average loans outstanding grew $38.6 million or 59% from $65.9 million for 2001 to $104.5 million for 2002. The average balance of the investment securities portfolio for 2002 was $24.6 million increasing by $6.4 million or 35% compared to an average of $18.2 million for 2001. The average balance of Federal funds sold and other earning assets declined from $10.4 million during 2001 to $9.5 million in 2002.

Total interest income increased by $1.4 million for 2002 compared to 2001. This increase was the net result of a $3.1 million increase in interest income due to earning assets growth and a $1.7 million decrease in interest income due to the decline in yield. Total interest expense experienced a net decrease of $212,000. Interest expense declined by $1.4 million due to the lower interest rate environment and increased by $1.2 million due to growth in interest-bearing funds.

Provision for Loan Losses. The Company’s provision for loan losses for 2002 was $689,000 compared to $502,000 recorded for 2001. The $187,000 increase in the loan loss provision is principally due to higher loan growth during 2002 compared to 2001. Total loans outstanding increased by $45.1 million during 2002 compared to $32.2 million in 2001. The allowance for loan losses was $1.7 million at December 31, 2002, representing 1.36% of total outstanding loans. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.”

Non-Interest Income. For the year ended December 31, 2002, non-interest income was $768,000 compared to $489,000 for 2001. The largest components of non-interest income in 2002 were $315,000 in customer service charges, $226,000 in mortgage loan origination fees, and $126,000 in service charges and fees on deposit accounts. The Company also recognized a $14,000 gain on the sale of real estate acquired in a loan foreclosure. See the Non-Performing Asset section for details. Management expects the level of other non-interest income to increase with the volume of deposit accounts and with the introduction of new products such as investment services.

Non-Interest Expenses. The Company incurred $4.1 million in non-interest expenses for the year ended December 31, 2002 compared with $3.4 million in the prior year. The largest components of non-interest expense for the year ended December 31, 2002 were personnel expense, occupancy expense, professional fees, and data processing expense.

Salaries and benefits expense was $2.1 million for the year ended December 31, 2002, representing a $385,000 or 23% increase over the $1.7 million recorded for the prior year. The Company continued to add support personnel during the year to accommodate the high rate of asset growth. Management anticipates personnel expense to continue to increase as opportunities to hire quality employees present themselves and employees are hired to staff the new office in Holly Springs, North Carolina.

Occupancy expenses amounted to $801,000 for 2002, reflecting a $35,000 or 5% increase over the $766,000 reported for 2001. Management believes that occupancy expenses will increase in the near-term as the Company pursues growth in accordance with its strategic plan.

Expenses related to professional fees and services increased by 13% or $36,000 from $246,000 in 2001 to $282,000 in 2002. The largest components of professional fees and services were directors’ fees, legal expenses, and accounting and audit expenses. Management expects that as the organization grows in complexity, expenses for professional services will increase.

Data processing expenses were $271,000 for the year ended December 31, 2002 compared with $206,000 for the prior year. The $66,000 or 32% increase was due to growth in account volumes, contractual increases in data processing costs, and the installation of back-up data lines to provide for business continuity in the face of adverse environmental conditions. Because data processing expense is tied closely to transaction and account volumes, these expenses should increase as the Company continues to grow.

For the year ended December 31, 2002, all other non-interest expenses increased by $164,000 to $690,000 compared with $526,000 for the prior year. The increase was primarily as a result of the Company’s continued growth. The largest components of other non-interest expenses include office supplies and printing, advertising, and loan related fees. Management expects that as the Company continues to expand, expenses associated with these categories will increase.

Provision for Income Taxes. The Company’s provision for income taxes was $94,000 and $0 for the years ended December 31, 2002 and 2001, respectively. During 2001, the Company maintained a valuation allowance for a significant portion of the deferred tax assets generated before the Company became profitable. The release of a portion of this allowance during 2001 resulted in the Company’s provision for income taxes of $0 during that year. In 2002, the Company determined that it was more likely than not that future tax benefits would be derived from their net deferred tax assets; therefore, the valuation allowance at December 31, 2001 of $396,000 was released and had the effect of reducing the Company’s provision for income taxes from $490,000 to $94,000.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following table sets forth information relating to average balances of the Company’s assets and liabilities for the years ended December 31, 2002 and 2001. The table reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the table, non-accrual loans are included in the average loan balance.

	For the Twelve-Months Ended December 31,

	2002			2001

	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

	(Dollars in thousands)
Interest-earnings assets
Loan portfolio	$104,519	$6,944	6.64%	$65,906	$5,548	8.42%
Investment securities	24,612	1,443	5.86%	18,245	1,140	6.25%
Fed funds and other interest-earning assets	9,522	169	1.77%	10,389	475	4.57%

Total interest-earning assets	138,653	8,556	6.17%	94,540	7,163	7.58%
Noninterest-bearing assets	5,830			4,186

Total assets	$144,483			$98,726

Interest-bearing liabilities
Interest-bearing NOW	$19,668	316	1.61%	$9,146	83	0.91%
Money market and savings	20,534	376	1.83%	18,157	634	3.49%
Time deposits	58,845	2,177	3.70%	44,440	2,568	5.78%
Borrowings	7,563	320	4.23%	2,607	116	4.45%

Total interest-bearing liabilities	106,610	3,189	2.99%	74,350	3,401	4.57%
Other liabilities	24,680			14,041

Total Liabilities	131,290			88,391
Stockholders’ equity	13,193			10,335

Total liabilities & stockholders’ equity	$144,483			$98,726

Net interest income		$5,367			$3,762

Interest rate spread			3.18%			3.01%

Net interest-margin			3.87%			3.98%

Percentage of average interest-earning assets to average interest-bearing liabilities			130.06%			127.16%

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

	Twelve Months Ended December 31,			Twelve Months Ended December 31,
	2002 vs. 2001			2001 vs. 2000
	(in Thousands)			(in Thousands)

	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Total	Volume	Rate	Total

Interest Income
Loan portfolio	$2,750	$(1,354)	$1,396	$2,802	$(384)	$2,418
Investment securities	378	(75)	303	295	11	306
Fed funds and other interest-earning assets	(38)	(268)	(306)	370	(27)	343

Total interest income	3,090	(1,697)	1,393	3,467	(400)	3,067

Interest Expense
Deposits
Interest-bearing NOW	315	(82)	233	38	(10)	28
Money market and savings	74	(332)	(258)	201	(78)	123
Time deposits	691	(1,082)	(391)	1,439	(71)	1,368
Borrowings	211	(7)	204	100	(4)	96

Total interest expense	1,291	(1,503)	(212)	1,778	(163)	1,615

Net interest income	$1,799	$(194)	$1,605	$1,689	$(237)	$1,452

NONPERFORMING ASSETS

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan in nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan in nonaccrual status when the loan becomes past due 90 days. We also place loans in nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At December 31, 2002, we had identified six loans as potential problem loans with an aggregate balance of $254,000. Three of these loans totaling $5,000 are unsecured and the potential loss could be $5,000. Three loans totaling $249,000 are partially collateralized, and the potential loss could be in the range of $30,000 to $50,000.

The table sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At December 31,

	2002	2001

	(Dollars in thousands)
Nonaccrual loans	$—	$429
Restructured loans	—	—

Total nonperforming loans	—	429

Real estate owned	—	—

Total nonperforming assets	$—	$429

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	1,711	1,116
Nonperforming loans to period end loans	0.00%	0.53%
Allowance for loan losses to period end loans	1.36%	1.38%
Allowance for loan losses to nonperforming loans	0.00%	260.14%
Nonperforming assets to total assets	0.00%	0.33%

The $429,000 in non-performing assets at December 31, 2001 consisted of one loan secured by five townhouse units. After receiving a loan pay down due to the sale of one unit in late January 2002, the Bank foreclosed on the property. The loan balance was $341,000 at foreclosure. The remaining units were sold between February and August 2002 and a gain of $14,000 was recognized on the disposal of foreclosed assets.

There were no nonaccrual loans at December 31, 2002. Interest foregone on loans in nonaccrual status during 2002 was approximately $9,000. At December 31, 2001, there was one loan in the amount of $429,000 in nonaccrual status. The nonaccrual loan represented .53% of total outstanding loans at December 31, 2001 and .33% of total assets. Interest foregone on the nonaccrual loan was approximately $11,000 for the year ended December 31, 2001.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through periodic charges to earnings in the form of a provision for loan losses. Increases to the allowance for loan losses occur as a result of provisions charged to operations and recoveries of amounts previously charged-off, and decreases to the allowance occur when loans are charged-off. Management evaluates the adequacy of our allowance for loan losses on a monthly basis. The evaluation of the adequacy of the allowance for loan losses involves the consideration of loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, adverse conditions that might affect a borrower’s ability to repay the loan, estimated value of underlying collateral, prevailing economic conditions and all other relevant factors derived from the Company’s limited history of operations. Because of our limited history, we also consider the loss experience history and allowance ratios of other similar community banks and the knowledge and expertise obtained by management and senior lending officers from prior years experience at former institutions. Additionally, as an important component of their periodic examination process, regulatory agencies review the allowance for loan losses and may require additional provisions based on judgments that differ from those of management.

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

Management has developed a model for determining the allowance for loan losses. The model distinguishes between loans that will be evaluated as a group by loan category and those loans to be evaluated individually. Using the various evaluation factors mentioned above, management predetermined allowance percentages for each major loan category. Loans that exhibit an acceptable level of risk per the internal loan grading system are grouped by loan category and multiplied by the associated allowance percentage to determine an adequate level of allowance for loan losses.

Based on the loan grading system, management maintains an internally classified watch list. Loans classified as watch list credits, and those loans that are not watch list credits but possess other characteristics which, in the opinion of management, suggest a higher degree of inherent risk, are evaluated individually, by loan category, using higher allowance percentages. Using the data gathered during the monthly evaluation process, the model calculates an acceptable range for allowance for loan losses. Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses within that range.

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. For the year ended December 31, 2002, the Company charged-off $95,000 in loans or .09% of average loans outstanding compared with $17,000 loan charge-offs or .03% of average outstanding loans for the prior year. The increase in charge-offs was a factor contributing to the increased provision for loan losses in the current year compared with the prior year. The allowance for loan losses at December 31, 2002 was $1.7 million or 1.36% of total outstanding loans compared with $1.1 million or 1.38% of total outstanding loans and 260% of non-performing loans at December 31, 2001.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses
	At December 31,

	2002		2001

	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)

	(Dollars in thousands)
Residential real estate loans	$9	1.84%	$5	2.00%
Home equity loans and lines	88	12.75%	40	10.43%
Commercial mortgage loans	584	41.59%	312	31.31%
Construction loans	435	21.84%	387	28.71%
Commercial and industrial loans	518	19.54%	306	24.01%
Loans to individuals	77	2.44%	66	3.54%

Total allowance	$1,711	100.00%	$1,116	100.00%

   (1)    Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the years indicated:

Changes in Allowance for Loan Losses
	For the Year Ended December 31,

	2002	2001

	(Dollars in thousands)
Balance at the beginning of the year	$1,116	$630
Charge-offs:
Commercial and industrial loans	21	13
Loans to individuals	74	4

Total charge-offs	95	17

Recoveries:
Commercial and industrial loans	1	—

Net charge-offs	94	17

Provision for loan losses	689	503

Balance at the end of the year	$1,711	$1,116

Total loans outstanding at year-end	$125,917	$80,768

Average loans outstanding for the year	$104,519	$65,906
Allowance for loan losses to total loans outstanding	1.36%	1.38%

LIQUIDITY AND CAPITAL RESOURCES

Maintaining adequate liquidity while managing interest rate risk is the primary goal of the Company’s asset and liability management strategy. Liquidity is the ability to fund the needs of the Company’s borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Maturing investments, loan and mortgage-backed securities principal repayments, deposit growth, the brokered deposit market, and borrowings from the Federal Home Loan Bank are presently the main sources of the Company’s liquidity. The Company’s primary uses of liquidity are to fund loans and to make investments.

Because of our continued growth, we have maintained a relatively high level of liquidity. As of December 31, 2002, liquid assets (cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) were approximately $54.5 million, which represents 30% of total assets and 36% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $32.8 million. At December 31, 2002, outstanding commitments for undisbursed lines of credit and letters of credit amounted to $30.3 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term. Certificates of deposit represented 42% of the Company’s total deposits at December 31, 2002. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 22% of the Company’s total deposits at year-end. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent State Bank must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At December 31, 2002, the Bank’s equity to asset ratio was 9.74%. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. The Bank’s ratio of Tier I capital to risk-weighted assets at December 31, 2002 was 8.81%.

ASSET/LIABILITY MANAGEMENT

The Company’s asset/liability management, or interest rate risk management, program is focused primarily on evaluating and managing the composition of its assets and liabilities in view of various interest rate scenarios. Factors beyond the Company’s control, such as market interest rates and competition, may also have an impact on the Company’s interest income and interest expense.

In the absence of other factors, the yield or return associated with the Company’s earning assets generally will increase from existing levels when interest rates rise over an extended period of time and, conversely, interest income will decrease when interest rates decline. In general, interest expense will increase when interest rates rise over an extended period of time and, conversely, interest expense will decrease when interest rates decline.

Interest Rate Gap Analysis. As a part of its interest rate risk management policy, the Company calculates an interest rate “gap.” Interest rate “gap” analysis is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The “gap” is the difference between the amounts of such assets and liabilities that are subject to repricing. A “positive” gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a declining interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a decrease in the yield on its assets greater than the decrease in the cost of its liabilities and its net interest income should be negatively affected. Conversely, the yield on its assets for an institution with a positive gap would generally be expected to increase more quickly than the cost of funds in a rising interest rate environment, and such institution’s net interest income generally would be expected to be positively affected by rising interest rates. Changes in interest rates generally have the opposite effect on an institution with a “negative gap.”

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002 that are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans or investments. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2002

	1 Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total

	(Dollars in thousands)

INTEREST-EARNING ASSETS:
Loans receivable:
Commercial mortgage loans	$26,453	$15,054	$8,046	$2,808	$52,361
Residential mortgage loans	924	1,206	146	43	2,319
Construction and development	27,503	—	—	—	27,503
Commercial and industrial loans	17,388	4,280	2,321	692	24,681
Home equity lines and loans	15,666	270	116	—	16,052
Loans to individuals	1,469	873	659	—	3,001
Interest-earning deposits with banks	81	—	—	—	81
Federal funds sold	16,691	—	—	—	16,691
Investment securities available for sale	5,499	7,249	4,835	10,704	28,287
Federal Home Loan Bank stock	500	—	—	—	500

Total interest-earning assets	$112,174	$28,932	$16,123	$14,247	$171,476

INTEREST-BEARING LIABILITIES:
Deposits:
Money market, NOW and savings	$47,520	$—	$—	$—	$47,520
Time	43,869	13,136	8,241	—	65,246
Borrowings	—	—	—	10,000	10,000

Total interest-bearing liabilities	$91,389	$13,136	$8,241	$10,000	$122,766

INTEREST SENSITIVITY GAP PER PERIOD	$20,785	$15,796	$7,882	$4,247	$48,710

CUMULATIVE INTEREST SENSITIVITY GAP	$20,785	$36,581	$44,463	$48,710	$48,710

CUMULATIVE GAP AS A PERCENTAGE OF TOTAL INTEREST-EARNING ASSETS	12.12%	21.33%	25.93%	28.41%	28.41%

CUMULATIVE INTEREST-EARNING ASSETS AS A PERCENTAGE OF CUMULATIVE INTEREST-BEARING LIABILITIES	122.74%	135.00%	139.43%	139.68%	139.68%

The following table presents at December 31, 2002 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates, that mature after one year:

	Within 1 Year	1-5 Years	After 5 Years Years	Total

	(In thousands)

Residential mortgage	$498	$1,778	$43	$2,319
Commercial mortgage	862	47,841	3,658	52,361
Construction, acquisition and development	20,535	6,968	—	27,503
Commercial and industrial	11,778	11,543	1,360	24,681
Home equity lines and loans	189	386	15,477	16,052
Individuals	772	2,229	—	3,001

Total	$34,634	$70,745	$20,538	$125,917

Fixed rate loans				$38,164
Variable rate loans				53,119

				$91,283

CRITICAL ACCOUNTING POLICY

The Company’s most significant critical accounting policy is the determination of its allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. Refer to the discussion within Analysis of Allowance for Loan Losses for more information.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table reflects contractual obligations of the Company outstanding as of December 31, 2002.

	Payments Due by Period

Contractual Obligations	Total	On Demand or Within 1 Year	2-3 Years	4-5 Years	After 5 Years

	(In thousands)

Borrowings	$10,000	$—	$—	$—	$10,000
Lease obligations	5,224	311	622	507	3,784
Deposits	65,246	43,869	13,136	8,241	—

Total contractual cash obligations	$80,470	$44,180	$13,758	$8,748	$13,784

The following table reflects other commitments of the Company outstanding as of December 31, 2002.

	Amount of Commitment Expiration Per Period

Other Commitments	Total Amounts Committed	Within 1 Year	2-3 Years	4-5 Years	After 5 Years

	(In thousands)

Undisbursed equity lines of credit	$13,613	$—	$—	$—	$13,613
Commitments to extend credit	16,276	10,832	4,112	—	1,332
Financial standby letters of credit	438	438	—	—	—
Commitments to build	568	568	—	—	—

Total other commitments	$30,895	$11,838	$4,112	$—	$14,945

FORWARD-LOOKING INFORMATION

This annual report contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of Crescent Financial Corporation that are subject to various factors which could cause actual results to differ materially from those estimates. Factors that could influence the estimates include changes in national, regional and local market conditions, legislative and regulatory conditions, and the interest rate environment.

ITEM 7 - FINANCIAL STATEMENTS

See exhibit 99.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors

Set forth below is certain information regarding the directors of the Registrant.

Name and Age	Director Since(1)	Term Expires	Principal Occupation and Business Experience During Past 5 Years

Brent D. Barringer (43)	1998	2004	Attorney and Partner, Barringer Law Firm , LLP, Cary, NC.

Michael G. Carlton (41)	1998	2005

President and Chief Executive Officer, Crescent Financial Corporation and Crescent State Bank, Cary, NC, 1998-Present; Vice President and Business Banking Manager, South Trust Bank, Raleigh, NC 1997-1998.

Joseph S. Colson, Jr. (55)	1998	2003

Retired from Lucent Technologies, Inc.; formerly President, International Regions and Professional Services, Lucent Technologies, 1997-1998; President AT&T Customer Business Unit, Warren, NJ; Director, InterDigital Communications Corp., King of Prussia, PA (traded under symbol “IDCC” on Nasdaq).

Bruce I. Howell (60)	1998	2005	President, Wake Technical Community College, Raleigh, NC.

James A. Lucas (51)	1998	2005	Partner, James A. Lucas and Company, LLP, Certified Public Accountants, Raleigh, NC.

Kenneth A. Lucas (48)	1998	2003

President and Chief Executive Officer, The Tar Heel Companies of North Carolina, Inc., Raleigh, NC (real estate property management and development, formerly named Tar Heel Management and Maintenance Co.); Secretary-Treasurer, Carolina Janitorial and Maintenance Supply, Inc., 1995-Present; President and Chief Executive Officer, Tar Heel Commercial Realty, Inc., Raleigh, NC.

Sheila Hale Ogle (63)	1998	2004	Owner and CEO, Media Research Planning & Placement, Inc., Cary, NC (advertising).

Jon S. Rufty (48)	1998	2004	Owner and President, Rufty Homes, Inc., Cary, NC (residential construction company).

Stephen K. Zaytoun (45)	1998	2004	Owner and President, Zaytoun & Associates, Inc., Cary, NC (insurance agency).

   (1)    Includes service as a director of the Bank which reorganized into the bank holding company form of organization in 2001. Each director also serves as a director of the Bank.

Executive Officers

Set forth below is certain information regarding the executive officers of the Registrant and the Bank.

NAME	AGE	POSITION WITH COMPANY	BUSINESS EXPERIENCE

Michael G. Carlton	41	President, Chief Executive Officer, and director of Registrant and Bank

President and Chief Executive Officer, Crescent Financial Corporation and Crescent State Bank, Cary, NC, 1998-Present; Vice President and Business Banking Manager, South Trust Bank, Raleigh, NC 1997-1998.

Robert E. Branch	43	Senior Vice President and Senior Lender of Bank

Senior Vice President and Senior Commercial Lender, Crescent State Bank, Cary, NC, 2003-Present; Senior Vice President and Cary City Executive, Crescent State Bank, Cary, NC, 2001-2002; Small Business Banking Manager, Centura Bank, Raleigh, NC, 2000; Executive Vice President, Triangle Bank, Raleigh, NC, 1998-2000.

Bruce W. Elder	40	Vice President and Secretary of Registrant and Senior Vice President and Chief Financial Officer of Bank

Vice President and Secretary, Crescent Financial Corporation and Senior Vice President and Chief Financial Officer, Crescent State Bank, Cary, NC, 1998-Present; Chief Financial Officer, Mutual Community Savings Bank, SSB, Durham, NC, 1996-1998.

Thomas E. Holder, Jr.	43	Senior Vice President and Senior Credit Officer of Bank	Senior Vice President and Senior Credit Officer, Crescent State Bank, Cary, NC, 1998-Present; Commercial Lending Officer, Centura Bank, Raleigh, NC, 1997-1998.

Director Relationships

Only one family relationship on the Board of Directors exists. James A. Lucas and Kenneth A. Lucas are brothers. Other than Mr. Colson, no director is a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) thereof, or any company registered as an investment company under the Investment Company Act of 1940.

Required Reports of Beneficial Ownership

Directors and executive officers of the Registrant are required by federal law to file reports with the SEC regarding the amount of and changes in their beneficial ownership of the Registrant’s common stock. To the best of the Registrant’s knowledge, all such ownership reports have been timely filed and the ownership status of the Registrant’s common stock is current.

ITEM 10 - EXECUTIVE COMPENSATION

Executive Compensation. The Bank has entered into employment agreements with Michael G. Carlton, President and Chief Executive Officer, and Bruce W. Elder, Senior Vice President, Secretary, and Treasurer, and a change in control contract with Thomas E. Holder, Jr., Senior Vice President and Senior Credit Officer.

Mr. Carlton’s employment agreement (dated December 31, 1998) and Mr. Elder’s employment agreement (dated December 31, 2001) establish their duties and compensation and provide for their continued employment with the Bank. Mr. Carlton’s employment agreement provides for an initial term of employment of three years with an automatic renewal at the end of the initial year and on each anniversary thereafter for an additional one-year term unless notified prior thereto in accordance with the employment agreement. Mr. Elder’s employment agreement provides simply for a term of three years.

Mr. Holder’s change in control agreement establishes protections for him in the case of his termination in connection with a change in control of the Bank which is discussed more fully below.

Mr. Carlton’s and Mr. Elder’s employment agreements provide for annual base salaries, as adjusted for 2002, of $140,000 and $96,640, respectively, both of which are to be reviewed by the Board of Directors not less often than annually. In addition, the employment agreements provide for discretionary bonuses, participation in other pension, profit sharing, and retirement plans maintained by the Bank on behalf of its employees, as well as fringe benefits normally associated with the officers’ positions or made available to all other employees.

Both Mr. Carlton’s and Mr. Elder’s employment agreements provide that the officer may be terminated at any time by the Bank. However, unless the officers are terminated for cause, as defined in the employment agreements, the officers’ rights to compensation and other benefits will not be prejudiced.

Mr. Carlton’s and Mr. Elder’s employment agreements and Mr. Holder’s change in control agreement establish certain protections for each of them should they be terminated in connection with a change in control of the Bank. In the event of a “termination event” in connection with or within twenty-four months of a “change in control” each officer shall be entitled to terminate the agreement and receive 299% of his base amount of compensation as then in effect. A “termination event” will occur if (1) the officer is assigned any duties or responsibilities that are inconsistent with his position, duties, responsibilities, or status which existed at the time of the change in control or with his reporting responsibilities or titles with the Bank in effect at the time of the change in control; (2) the officer’s annual base salary is reduced below the annual amount in effect at the time of the change in control; (3) the officer’s life insurance, medical or hospitalization insurance, disability insurance, stock option plans, stock purchase plans, deferred compensation plans, management retention plans, retirement plans, or similar plans or benefits being provided by the Bank to the officer as of the date of the change in control are reduced in their level , scope, or coverage, or any such insurance, plans, or benefits are eliminated unless such reduction or elimination applies proportionately to all salaried employees of the Bank who participated in such benefits prior to such change in control; or (4) the officer is transferred to a location which is an unreasonable distance from his current principal work location. A change in control of the Bank will occur if (1) any individual or entity, directly or indirectly, acquires beneficial ownership of voting securities or acquires irrevocable proxies or any combination of voting stock and irrevocable proxies, representing 25% or more of any class of voting securities of the Bank, or acquires control in any manner of the election of a majority of the directors of the Bank; (2) the Bank consolidates or merges with or into another corporation, association, or entity where the Bank is not the surviving corporation; or (3) all or substantially all of the assets of the Bank are sold or otherwise transferred to or are acquired by any other corporation, association or other person, entity, or group.

The following table shows the cash and certain other compensation paid to or received or deferred by Michael G. Carlton, Bruce W. Elder, and Thomas E. Holder, Jr. for services in all capacities during 2002, 2001 and 2000. No other current executive officer of the Registrant or the Bank received compensation for 2002 which exceeded $100,000. Mr. Carlton does not receive any additional compensation as President and Chief Executive Officer of the Registrant.

Summary Compensation Table

		ANNUAL COMPENSATION			LONG-TERM COMPENSATION AWARDS

Name and Principal Position	Year	Salary($)	Bonus($) (1)	Other Annual Compensation ($)	Options

Michael G. Carlton, President and Chief Executive Officer of the Registrant and the Bank	2002 2001 2000	140,000 130,000 110,000	52,066 15,822 11,352	(2) -0- -0-	-0- -0- -0-

Robert E. Branch, Senior Vice President and Senior Lending Officer of Bank(3)	2002 2001	113,300 48,795	20,765 10,000	-0- -0-	7,500 8,438

Bruce W. Elder, Vice President and Secretary of the Registrant and Senior Vice President and Chief Financial Officer of Bank	2002 2001 2000	96,640 90,673 84,767	20,765 10,230 7,408	-0- -0- -0-	-0- -0- -0-

Thomas E. Holder, Jr., Senior Vice President and Senior Credit Officer of Bank	2002 2001 2000	100,170 94,950 89,485	20,765 10,230 7,408	-0- -0- -0-	-0- -0- -0-

   (1)    Bonuses are paid each year based on each prior year’s results.

   (2)    Perquisites and other personal benefits did not exceed 10% of any officer’s total salary in 2002, 2001, or 2000 except that in 2002 Mr. Carlton’s non-cash compensation included use and maintenance of a leased automobile, 50% of an initiation fee for a local country club and dues associated therewith which aggregated $27,944.

   (3)    Mr. Branch began his employment with the Registrant in 2001.

Stock Options

The following table sets forth information with regard to stock options granted under the Registrant’s 1999 Incentive Stock Option Plan (the “Incentive Plan”). Currently 203,693 shares, as adjusted for stock dividends, may be issued under the Incentive Plan.

Option Grants in Fiscal Year 2002
(Individual Grants)

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in 2002	Exercise or Base Price ($/Share)	Expiration Date

Robert E. Branch	7,500	46.875	9.30	9/19/12

Aggregated Option Exercises in Fiscal Year 2002
And Fiscal Year End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2002 Exercisable/Unexercisable	Value of Unexercised In- the-Money Options at December 31, 2002(1) Exercisable/Unexercisable

Michael G. Carlton	-0-	-0-	55,687 / -0-	$142,002 / -0-
Robert E. Branch	-0-	-0-	6,094 / 9,844	$9,708 / $14,021
Bruce W. Elder	-0-	-0-	16,706 / -0-	$42,600 / -0-
Thomas E. Holder, Jr.	-0-	-0-	13,922 / -0-	$35,501 / -0-

   (1)    The Registrant’s stock price on December 31, 2002 was $10.45 per share.

401(k) Savings Plan

On April 9, 1999, the Bank adopted the Crescent State Bank Employees’ 401(k) Plan (the “Plan”) effective January 1, 1999. The Plan provides that employees may elect to defer up to 22% of their salary, subject to the $11,000 limit contained in Section 402(g) of the Internal Revenue Code for the plan year beginning January 1, 2000. The Bank makes matching contributions equal to 50% of a contributing participant’s elective deferral. The maximum matching contribution by the Bank is 3%. A participant becomes vested in his or her individual account derived from Bank matching contributions over a three-year period. Employees are eligible to become contributing participants in the Plan immediately upon employment subject to an age requirement of 18 years. Effective January 1, 2002, the Plan was amended to provide for changes in the matching contributions formula, vesting of Bank match contributions and eligibility for participation. The Plan calls for the Bank to make matching contributions equal to 100% of the contributing participant’s first 3% elective deferral and equal to 50% of the contributing participant’s next 2% elective deferral. The maximum matching contribution is 4%.

A participant becomes vested in his or her individual account derived from Bank matching contributions immediately. Due to the immediate vesting in matching contributions, employees must meet a six month service period prior to becoming an eligible contributing participant. The minimum age requirement of 18 years still applies. Matching contributions made under the Plan from January 1, 1999 through December 31, 2001 remain subject to the original three-year vesting schedule.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Voting Securities

As of December 31, 2002, the only person known to the Registrant to be the beneficial owner of more than five percent (5.0%) of the Registrant’s common stock was James A. Lucas, Jr., Cary, North Carolina, who beneficially owned to the best knowledge of the Registrant 112,629 shares of common stock (5.21% of shares outstanding).

As of December 31, 2002, the beneficial ownership of the Registrant’s common stock, by directors individually, and by directors and executive officers as a group, was as follows:

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)(2)	PERCENT OF CLASS (3)

Brent D. Barringer Cary, NC	29,780(4)	1.38
Michael G. Carlton Cary, NC	71,071(5)	3.23
Joseph S. Colson, Jr. Cary, NC	54,089	2.50
Bruce I. Howell Cary, NC	30,087(6)	1.39
James A. Lucas Cary, NC	112,629	5.21
Kenneth A. Lucas Garner, NC	93,153	4.31
Sheila Hale Ogle Cary, NC	24,028	1.11
Jon S. Rufty Cary, NC	22,534(7)	1.05
Stephen K. Zaytoun Raleigh, NC	16,677	0.77

All Directors and Executive Officers as a Group (12 persons)	494,658	21.11

   (1)    Except as otherwise noted, to the best knowledge of the Registrant’s management, the above individuals and group exercise sole voting and investment power with respect to all shares shown as beneficially owned other than the following shares as to which such powers are shared: Mr. Barringer – 11,463 shares; Mr. Carlton – 306 shares; and Ms. Ogle – 13,936 shares.

   (2)    Included in the beneficial ownership tabulations are the following options to purchase shares of common stock of the Registrant: Mr. Barringer – 8,172 options; Mr. Carlton – 55,687 options; Mr. Colson – 18,495 options; Mr. Howell – 13,927 options; Mr. J. Lucas – 19,904 options; Mr. K. Lucas – 19,904 options; Ms. Ogle – 10,092 options; Mr. Rufty – 9,323 options; Mr. Zaytoun – 8,172 options; and three executive officers – 36,722 options.

   (3)    The calculation of the percentage of class beneficially owned by each individual and the group is based on the sum of (i) a total of 2,143,249 shares of common stock outstanding as of December 31, 2002, and (ii) options to purchase shares of common stock which are exercisable within 60 days of December 31, 2002.

   (4)    Includes 2,505 shares held in Mr. Barringer’s spouse’s SEP/IRA account.

   (5)    Includes 200 shares held by Mr. Carlton as custodian for minor children.

   (6)    Includes 417 shares held by Mr. Howell’s spouse and 376 shares held by Mr. Howell as custodian for his minor children.

   (7)    Includes 1,736 shares held by Mr. Rufty’s spouse and 1,738 shares held by Mr. Rufty as custodian for his minor children.

Stock Option Plans

Set forth below is certain information regarding the Registrant’s various stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	Nonstatutory: 130,107 Incentive: 147,418	$7.90 $8.14	Nonstatutory: 9,011 Incentive: 53,745
Equity compensation plans not approved by security holders	None	None	None
Total	277,525	$8.03	62,756

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of and Transactions with Management

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with certain of its current directors, nominees for director, executive officers and their associates. All loans included in such transactions were made on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing at the time such loans were made for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features.

Loans made by the Bank to directors and executive officers are subject to the requirements of Regulation O of the Board of Governors of the Federal Reserve System. Regulation O requires, among other things, prior approval of the Board of Directors with any “interested director” not participating, dollar limitations on amounts of certain loans and prohibits any favorable treatment being extended to any director or executive officer in any of the Bank’s lending matters. To the best knowledge of the management of the Registrant and the Bank, Regulation O has been complied with in its entirety.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

3(i)      Articles of Incorporation of Registrant (Incorporated by reference to the Annual Report on Form 10-KSB of the Registrant for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002)

3(ii)     Bylaws of Registrant (Incorporated by reference to the Annual Report on Form 10-KSB of the Registrant for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002)

4         Form of Stock Certificate (Incorporated by reference to the Annual Report on Form 10-KSB of the Registrant for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002)

10(i)    1999 Incentive Stock Option Plan, approved by shareholders on April 27, 1999 (incorporated by reference to Registrant’s Registration Statement on Form S-8 as filed with the SEC on September 5, 2001)

10(ii)   1999 Nonqualified Stock Option Plan for Directors, approved by shareholders on April 27, 1999 (incorporated by reference to Registrant’s Registration Statement on Form S-8 as filed with the SEC on September 5, 2001)

10(iii)  Employment Agreement between the Registrant and Michael G. Carlton (incorporated by reference to Registrant’s 10-KSB for the year ended December 31, 2000, as filed with the FDIC.)

10(iv)  Employment Agreement between the Registrant and Bruce W. Elder (incorporated by reference to Registrant’s 10-KSB for the year ended December 31, 2000, as filed with the FDIC.)

21       Subsidiaries (filed herewith)

99       Consolidated Financial Statements with Auditors’ Report Thereon for the Years Ended December 31, 2002 and 2001.

(b)       Reports Filed on Form 8-K

N/A

ITEM 14 – CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Registrant required to be included in the Registrant’s periodic SEC Filings. There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Pursuant to the requirements of Section 13 of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION Registrant
	By:	/s/ MICHAEL G. CARLTON

Date: March 27, 2003		Michael G. Carlton President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MICHAEL G. CARLTON	March 27, 2003

Michael G. Carlton, President and Chief Executive Officer

/s/ BRUCE W. ELDER	March 27, 2003

Bruce W. Elder, Vice President (principal Financial Officer)

/s/ BRENT D. BERRINGER	March 27, 2003

Brent D. Berringer, Director

/s/ JOSEPH S. COLSON, Jr.	March 27, 2003

Joseph S. Colson, Jr., Director

/s/ BRUCE I. HOWELL	March 27, 2003

Bruce I. Howell, Director

/s/ JAMES A. LUCAS	March 27, 2003

James A. Lucas, Director

/s/ KENNETH A. LUCAS	March 27, 2003

Kenneth A. Lucas, Director

/s/ SHEILA HALE OGLE	March 27, 2003

Sheila Hale Ogle, Director

/s/ JOHN S. RUFTY	March 27, 2003

Jon S. Rufty, Director

/s/ STEPHEN K. ZAYTOUN	March 27, 2003

Stephen K. Zaytoun, Director

EXHIBIT INDEX

Exhibit Number	Exhibit

3(i)	Articles of Incorporation.	*

3(ii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	1999 Incentive Stock Option Plan	**

10(ii)	1999 Nonqualified Stock Option Plan	**

10(iii)	Employment Agreement Michael G. Carlton	***

10(iv)	Employment Agreement of Bruce W. Elder	****

21	Subsidiaries	Filed herewith

99	Financial Statements	Filed herewith

      *    Incorporated by reference to the Registrant’s 10-KSB for the year ended December 31, 2001, as filed with the SEC on March 27, 2002.

    **    Incorporated by reference to the Registrant’s Registration Statement on Form S-8 as filed with the SEC on September 5, 2001.

 ***    Incorporated by reference to the Registrant’s 10-KSB for the year ended December 31, 2000, as filed with the FDIC.

****   Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as filed with the SEC on May 3, 2002.

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael G. Carlton, certify that:

1.        I have reviewed this annual report on Form 10-KSB of Crescent Financial Corporation;

2.        Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15-d-14) for the registrant and have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ MICHAEL G. CARLTON

Michael G. Carlton President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Bruce W. Elder, certify that:

1.        I have reviewed this annual report on Form 10-KSB of Crescent Financial Corporation;

2.        Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15-d-14) for the registrant and have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ BRUCE W. ELDER

Bruce W. Elder Vice President (Principal Financial Officer)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-KSB filed by Crescent Financial Corporation (the “Issuer”) for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

Crescent Financial Corporation
Date: March 27, 2003	By:	/s/ MICHAEL G. CARLTON

Michael G. Carlton President and Chief Executive Officer

Date: March 27, 2003	By:	/s/ BRUCE W. ELDER

Bruce W. Elder Vice President (Principal Financial Officer)