Form 10QSB
period 2003-03-31
CRESCENT FINANCIAL CORP
filed 2003-05-14
CIK 1143921

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20429

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM             TO
                                            -----------    -----------

                        Commission File Number 000-32951

                         CRESCENT FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

     NORTH CAROLINA                                            56-2259050
(State of Incorporation)                                      (IRS Employer
                                                          Identification Number)

                1005 HIGH HOUSE ROAD, CARY, NORTH CAROLINA 27513
                    (Address of principal executive offices)

                                 (919) 460-7770
                           (Issuer's Telephone Number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The number of shares of the registrant's common stock outstanding as of April 28, 2003 was 2,464,737.

                                                                       Page No.
                                                                       --------

Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

            Consolidated Balance Sheets
               March 31, 2003 and December 31, 2002.................         3

            Consolidated Statements of Operations
               Three Month Periods Ended March 31, 2003
               and 2002.............................................         4

            Consolidated Statements of Cash Flows
               Three Months Ended March 31, 2003 and 2002...........         5

            Notes to Consolidated Financial Statements..............     6 - 7

Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations...............................    8 - 21

Item 3 - Controls and Procedures....................................        22

PART II. OTHER INFORMATION

            Item 6. Exhibits and Reports on Form 8-K................        23

Part I. Financial Information
Item 1 - Financial Statements

                  CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
================================================================================

                                                              March 31, 2003   December 31,
                                                                (Unaudited)        2002*
                                                              --------------   ------------
                                                                  (dollars in thousands)
ASSETS

Cash and due from banks                                          $  6,865        $  9,461
Interest-earning deposits with banks                                1,606              80
Federal funds sold                                                 37,411          16,691
Investment securities available for sale at fair value             26,495          28,287
Loans                                                             132,577         125,673
Allowance for loan losses                                          (1,807)         (1,711)
                                                                 --------        --------
      NET LOANS                                                   130,770         123,962
Accrued interest receivable                                           660             552
Federal Home Loan Bank stock                                          500             500
Bank premises and equipment                                         1,724           1,631
Other assets                                                        1,028             841
                                                                 --------        --------

      TOTAL ASSETS                                               $207,059        $182,005
                                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
   Demand                                                        $ 61,175        $ 40,339
   Savings                                                          1,326           1,435
   Money market and NOW                                            48,442          46,085
   Time                                                            67,549          65,246
                                                                 --------        --------
      TOTAL DEPOSITS                                              178,492         153,105

Federal Home Loan Bank advances                                    10,000          10,000
Accrued expenses and other liabilities                                646           1,168
                                                                 --------        --------

      TOTAL LIABILITIES                                           189,138         164,273
                                                                 --------        --------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 shares authorized,
   none outstanding;                                                   --              --
Common stock, $1 par value, 20,000,000 shares authorized;
   2,143,249 shares outstanding                                     2,143           2,143
   Additional paid-in capital                                      14,605          14,605
   Retained earnings                                                  938             575
   Accumulated other comprehensive income (Note D)                    235             409
                                                                 --------        --------

      TOTAL STOCKHOLDERS' EQUITY                                   17,921          17,732
                                                                 --------        --------
COMMITMENTS (Note B)
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $207,059        $182,005
                                                                 ========        ========

*    Derived from audited financial statements.

See accompanying notes.

                  CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                   Three Months Ended March 31, 2003 and 2002
================================================================================

                                                         2003         2002
                                                      ----------   ----------
                                                       (dollars in thousands
                                                       except per share data)

INTEREST INCOME
   Loans                                              $    1,954   $    1,476
   Investment securities available for sale                  363          340
   Federal funds sold and interest-earning deposits           19           32
                                                      ----------   ----------

         TOTAL INTEREST INCOME                             2,336        1,848
                                                      ----------   ----------

INTEREST EXPENSE
   Deposits                                                  684          617
   Borrowings                                                106           57
                                                      ----------   ----------

         TOTAL INTEREST EXPENSE                              790          674
                                                      ----------   ----------

         NET INTEREST INCOME                               1,546        1,174

PROVISION FOR LOAN LOSSES                                    108          213
                                                      ----------   ----------

         NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES                      1,438          961
                                                      ----------   ----------

NON-INTEREST INCOME                                          304          160
                                                      ----------   ----------

NON-INTEREST EXPENSE
   Salaries and employee benefits                            639          466
   Occupancy and equipment                                   224          195
   Data processing                                            74           60
   Other                                                     240          214
                                                      ----------   ----------

         TOTAL NON-INTEREST EXPENSE                        1,177          935
                                                      ----------   ----------

         INCOME BEFORE INCOME TAXES                          565          186

INCOME TAX EXPENSE (BENEFIT)                                 202          (29)
                                                      ----------   ----------

         NET INCOME                                   $      363   $      215
                                                      ==========   ==========

NET INCOME PER COMMON SHARE (Note C)
      Basic                                           $      .15   $      .13
                                                      ==========   ==========

      Diluted                                         $      .14   $      .13
                                                      ==========   ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note C)
      Basic                                            2,464,737    1,668,326
                                                      ==========   ==========

      Diluted                                          2,549,779    1,668,326
                                                      ==========   ==========

See accompanying notes.

                  CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   Three Months Ended March 31, 2003 and 2002
================================================================================

                                                                     2003      2002
                                                                   -------   --------

                                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $   363   $    215
                                                                   -------   --------
   Adjustments to reconcile net income to net cash provided
      (used) by operating activities:
      Depreciation                                                      74         77
      Provision for loan losses                                        108        213
      Deferred income taxes                                             --        (99)
      Gain on sale of assets                                            (3)        --
      Net accretion (amortization) of premiums on securities             4         (2)
      Change in assets and liabilities:
         (Increase) in accrued interest receivable                    (108)       (35)
         (Increase) in other assets                                    (79)       (53)
         Increase (decrease) in accrued interest payable                (6)         5
         Increase (decrease) in other liabilities                       61       (146)
         Payment of income taxes                                      (576)        --
                                                                   -------   --------
            TOTAL ADJUSTMENTS                                         (525)       (40)
                                                                   -------   --------

            NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          (162)       175
                                                                   -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale                       (2,440)      (529)
   Maturities of securities available for sale                         500        600
   Principal repayments of securities available for sale             3,446        643
   Net increase in loans                                            (6,917)   (13,333)
   Purchases of bank premises and equipment                           (164)        (6)
                                                                   -------   --------

            NET CASH USED BY INVESTING ACTIVITIES                   (5,575)   (12,625)
                                                                   -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits:
      Noninterest-bearing demand                                    20,836     (6,617)
      Savings                                                         (109)       459
      Money market and NOW                                           2,357        534
      Time deposits                                                  2,303      4,382
                                                                   -------   --------

            NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        25,387     (1,242)
                                                                   -------   --------

            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    19,650    (13,692)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      26,232     25,003
                                                                   -------   --------

            CASH AND CASH EQUIVALENTS, END OF PERIOD               $45,882   $ 11,311
                                                                   =======   ========

See accompanying notes.

                  CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
================================================================================

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2003 and 2002, in conformity with generally accepted accounting principles. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of Crescent Financial Corporation and subsidiary (the "Company"), accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of the Company's 2002 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At March 31, 2003, loan commitments are as follows

Undisbursed lines of credit     $35,444,000
Stand-by letters of credit          413,000

Additionally, the Company has committed to purchase investment securities in the aggregate amount of $1,314,000.

NOTE C - PER SHARE RESULTS

The Company effected a stock split in the form of 15% stock dividend paid on April 25, 2003 to stockholders of record April 11, 2003. Per share data for the periods presented have been adjusted to reflect the effects of the stock split. Basic and diluted net income (loss) per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for these stock splits.

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

For the three months ended March 31, 2003, the weighted-average number of common shares used in computing basic earnings per share, adjusted for the stock split effected as a 15% stock dividend, was 2,464,737. The dilutive effect of stock options was 85,042 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 2,549,779. For the three months ended March 31, 2002, the weighted-average number of common shares used in computing basic earnings per share was 1,668,326. The Company's outstanding stock options did not have a dilutive effect on the computation of earnings per share for the three months ended March 31, 2002.

There were 265,908 outstanding and vested stock options at March 31, 2002, which were not included in the computation of diluted earnings per share because they had no dilutive effect.

NOTE D - COMPREHENSIVE INCOME

For the three months ended March 31, 2003 and 2002, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $189,000 and $99,000, respectively.

NOTE E - OTHER SIGNIFICANT EVENTS

On March 12, 2003, the Company and Centennial Bank, Southern Pines, NC ("Centennial") announced the signing of a definitive agreement to merge whereby Centennial would be merged into Crescent State Bank, a subsidiary of the Company. The merger is subject to approval by federal and state banking authorities and appropriate shareholder approvals. It is anticipated that the transaction will be complete during the third quarter of 2003.

NOTE F - STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the company's stock option plans have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The company has elected to continue with the accounting methodology in Opinion No. 25. Presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                              2003   2002
                                                              ----   ----
                                                        (Amounts in thousands,
                                                        except per share data)
Net income:
   As reported                                                $363   $215
      Deduct: Total stock-based employee compensation
         expense determined under fair value method
         for all awards, net of related tax effects             11     20
                                                              ----   ----

      Pro forma                                               $352   $195
                                                              ====   ====

      Basic earnings per share:
            As reported                                       $.15   $.13
            Pro forma                                          .14    .12

         Diluted earnings per share:
            As reported                                       $.14   $.13
            Pro forma                                          .14    .12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the "Company"). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation's operating results and financial condition for the periods ended March 31, 2003 and 2002. It should be read in conjunction with the audited financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

    COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND DECEMBER 31, 2002

Total assets at March 31, 2003 are $207.1 million compared with $182.0 million at December 31, 2002. Earning assets totaled $198.2 million or 96% of total assets at March 31, 2003 compared with $170.6 million or 94% of total assets as of December 31, 2002. Components of earning assets at March 31, 2003 are $132.6 million in net loans, $26.6 million in investment securities and FHLB stock, $37.4 million in overnight investments and $1.6 million in interest bearing deposits with correspondent banks. Total deposits and stockholders' equity at March 31, 2003 were $178.5 million and $17.9 million compared to $153.1 million and $17.7 million, respectively, at December 31, 2002.

Gross loans outstanding at March 31, 2003 increased by $6.9 million or 5% to $132.6 million compared to $125.7 million reported at December 31, 2002. The composition of the loan portfolio, by category, as of March 31, 2003 is 46% commercial mortgage loans, 20% commercial loans, 18% construction loans, 12% home equity loans and lines, 2% consumer loans and 2% residential mortgage loans. The commercial mortgage category showed the most significant net increase growing $8.4 million from $52.4 million at December 31, 2002 to $60.8 million at March 31, 2003. The commercial loan portfolio increased by $2.6 million from $24.6 million at December 31, 2002 to $27.2 million at March 31, 2003. Residential mortgage loans increased by less than $100,000 during the three month period. Construction and development loans, home equity lines and loans, and personal loans to individuals all experienced net declines between December 31, 2002 and March 31, 2003. The most significant decline was in the construction and development loan portfolio which decreased $3.5 million from $27.5 million at December 31, 2002 to $24.0 million at March 31, 2003. The terms and nature of construction loan financing provide for a short term building window that is replaced by permanent financing upon completion of the project. The decline in construction and development lending reflects the decline in residential and commercial real estate projects due to the current economic environment. Home equity lines and loans declined by $400,000 and consumer loans by $300,000. The composition of the loan portfolio, by category, as of December 31, 2002 was 42% commercial mortgage loans, 22% construction loans, 19% commercial loans, 13% home equity loans and lines, 2% consumer loans, and 2% residential real estate mortgage loans.

The Company had an allowance for loan losses at March 31, 2003 of $1.8 million or 1.36% of total outstanding loans compared to $1.7 million or 1.36% of total outstanding loans at December 31, 2002. At March 31, 2003, there were two loans totaling $186,000 in non-accrual status and no loans 90 days or more past due and still accruing interest. Non-performing loans, which consist solely of loans in nonaccrual status, represented .14% of total outstanding loans at March 31, 2003.

The Company has investment securities with an amortized cost of $26.1 million at March 31, 2003. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $26.5 million. The Company's investment in debt securities at March 31, 2003, consists of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities and municipal bonds. The portfolio decreased by $1.8 million or 6% compared with $28.3 million at December 31, 2002. Due to the current rate environment for mortgage loans, the portfolio has been experiencing significant principal pre-payments from mortgage-backed securities and collateralized mortgage obligations. Activities resulting in increases to the portfolio include the purchase of $2.4 million in new securities. Activities' resulting in decreases to the portfolio include $3.4 million of principal re-payments, $500,000 in bond maturities, a $282,000 decline in market value and $4,000 in net premium amortization. The Company also owned $500,000 of Federal Home Loan Bank stock at both March 31, 2003 and December 31, 2002. At March 31, 2003, the Company had committed to purchase $1.3 million in securities to be issued in April 2003.

Federal funds sold at March 31, 2003 are $37.4 million reflecting a $20.7 million increase over the $16.7 million reported at December 31, 2002. The Company holds funds in overnight investments to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels. Overnight funds tend to increase sharply at month-end due to several real estate settlement deposit accounts maintained by attorney customers. The month-end balance of Federal funds sold is not reflective of the normal daily balance of overnight investments. At March 31, 2003, the increase in the balance of Federal funds sold due to the sharp fluctuation in the real estate settlement accounts was approximately $33.3 million. The daily average balances for Federal funds sold for the three-month period ended March 31, 2003 was $5.8 million.

Interest-earning deposits held at correspondent banks increased by approximately $1.5 million from $81,000 at December 31, 2002 to $1.6 million at March 31, 2003. The increase represents principal and interest payments from the investment portfolio waiting to be re-invested.

Non-earning assets decreased by approximately $2.2 million between December 31, 2002 and March 31, 2003. Non-interest bearing cash due from banks decreased by $2.6 million during the three months ended March 31, 2003. Cash due from banks includes amounts represented by checks in the process of being collected through the Federal Reserve payment system. Funds represented by these checks were not yet collected and therefore could not be invested overnight. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows. Other assets increased by $389,000 over the three-month period ended March 31, 2003. In addition to expected increases in accrued interest receivable due to an increased volume of earning assets, the Company began purchasing bank and computer equipment for use in the new branch in Holly Springs, North Carolina. The branch is expected to open in May 2003. There were two vehicles repossessed in conjunction with loan charge-offs that are carried as assets in the aggregate amount of $20,000.

Total deposits increased by $25.4 million between December 31, 2002 and March 31, 2003 from $153.1 million to $178.5 million. Non-interest bearing demand deposits increased by $20.8 million over the three months from $40.3 million on December 31, 2002 to $61.2 million on March 31, 2003. The interest bearing deposit categories increased by $4.6 million between December 31, 2002 and March 31, 2003. The interest bearing demand and time deposit categories increased by $2.6 million and $2.3 million, respectively, while the money market and statement savings categories declined by $240,000 and $109,000, respectively. The introduction of a high yielding, relationship-based interest bearing transaction account has caused existing customers to shift funds from the money market category to the interest-bearing demand category.

As previously mentioned in the discussion of Federal funds sold, the Bank maintains a number of deposit relationships with real estate settlement attorneys. The nature of the settlement attorneys' business dictates that cash flows into their deposit accounts prior to settling a real estate transaction and flows out following the transaction. The majority of real estate transactions tend to occur toward the end of each month. At March 31, 2003, aggregate balances in the real estate settlement deposit accounts were $52.9 million compared to $31.5 million at December 31, 2002. Of the $52.9 million in real estate settlement deposits on March 31, 2003, $40.6 million is in the non-interest bearing demand deposit category and $12.3 million is in the interest bearing demand category. At December 31, 2002, $21.8 million of the $31.5 million was in the non-interest bearing demand deposit category and the remaining $9.7 million was in the interest bearing category. The average aggregate quarterly balances in these real estate settlement accounts were approximately $19.6 million and $22.2 million on March 31, 2003 and December 31, 2002, respectively. Excluding the temporary, month-end effect of the real estate settlement deposit accounts, total deposits at March 31, 2003 would have been approximately $145.2 million and $143.8 million at December 31, 2002.

The composition of the deposit base, by category, at March 31, 2003 is as follows: 38% time deposits, 34% non-interest-bearing demand deposits, 17% interest-bearing demand deposits, 10% money market and 1% statement savings. The composition of the deposit base, by category, at December 31, 2002 was 43% time deposits, 26% non-interest-bearing demand deposits, 18% interest-bearing demand deposits, 12% money market and 1% statement savings. Time deposits of $100,000 or more totaled $35.3 million at March 31, 2003 compared to $34.0 million at December 31, 2002. During 2002, the Company began to use brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds priced at or below rates being offered in our local marketplace. Additionally, brokered deposits do not need to be collateralized like Federal Home Loan Bank borrowings. Brokered deposits were $10.9 million at both March 31, 2003 and December 31, 2002.

The Company had $10.0 million of Federal Home Loan Bank borrowings outstanding at both March 31, 2003 and December 31, 2002. The total borrowings are comprised of two $5.0 million advances. The first advance contract was entered into on July 6, 2001 and has a final maturity of July 6, 2011. The advance carries a fixed interest rate of 4.44% and is continuously convertible every three months after July 7, 2003 to a variable rate equal to the three month London Inter-Bank Offering Rate (LIBOR). The second advance contract was entered into on July 16, 2002 and has a final maturity of July 16, 2012. The advance carries a fixed interest rate of 3.84% and can be converted every three months after July 16, 2003 to a variable rate equal to the three month LIBOR only if the three month LIBOR rate, just prior to a reset date, is greater than or equal to 7.0%.

Accrued interest payable and other liabilities decreased by $522,000 to $646,000 at March 31, 2003 compared with $1.2 million at December 31, 2002. The decrease is primarily the result of paying 2002 income taxes of $576,000 during the first quarter of 2003.

Between December 31, 2002 and March 31, 2003, total stockholders' equity rose by $189,000. The increase resulted from net income for the quarter of $363,000 less unrealized losses on available for sale securities of $174,000.

      COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2003 AND 2002

Net Income. Net income for the three-month period ending March 31, 2003 was $363,000 or $.15 per basic ($.14 diluted) share compared with net income of $215,000 or $.13 per basic and diluted share for the three-month period ended March 31, 2002. Annualized return on average assets was .86% and .75% for the two periods ended March 31, 2003 and 2002, respectively. Return on average equity for the current period was 8.17% compared to 8.19% for the prior period. Despite higher earnings during the three-months ended March 31, 2003, return on average equity declined due to the sale of 690,000 additional shares in August 2002. During 2002, the Company recognized a deferred tax asset generated in periods before profitability was achieved. The recognition of the deferred tax asset resulted in a tax benefit for the three-month period ended March 31, 2002. Comparing results of operations on a pre-tax basis, the Company made $565,000 for the three-month period ended March 31, 2003 and $186,000 for the prior period.

Results of operations for the three-month period ended March 31, 2003, when compared with the period ended March 31, 2002, were positively impacted by strong earning asset growth over the past twelve months resulting in improved net interest income. An increase in non interest income and a reduction in the provision for loan losses also had positive impacts on net income, despite the increase in non interest expenses and income taxes.

Net Interest Income. Net interest income increased by $372,000 or 32% from $1.2 million for the three-month period ended March 31, 2002 to $1.5 million for the three-month period ended March 31, 2003. Despite continued declines in the yield on interest earning assets, total interest income increased due to strong growth in average earning assets. Total interest expense from deposits and other borrowings also increased due to growth in interest-bearing liabilities needed to fund the higher volume of assets. The Company's net interest margin and interest spread declined as yields on interest earning assets dropped more than the cost of interest-bearing liabilities.

Total average earning assets increased $50.7 million or 45% from an average of $112.4 million as of March 31, 2002 to an average of $163.1 million for the quarter ended March 31, 2002 to $129.1 million for the quarter ended March 31, 2003. The average balance of the investment securities portfolio for the three-month period ended March 31, 2003 was $27.5 million, increasing by $5.0 million or 22% compared to an average of $22.5 million at March 31, 2002. The average balance of federal funds sold and other earning assets increased to $6.4 million for the three-month period ended March 31, 2003 compared to $4.0 million for the prior period. The net growth in total average earning assets accounted for a $784,000 increase in interest income, which was partially offset by a $296,000 decrease in interest income due to lower yields realized on earning assets. Total interest income increased by $488,000 for the current three-month period compared to the same period from the prior year. Total interest expense experienced a net increase of $116,000. Interest expense increased by $297,000 due to growth in interest-bearing funds and declined by $181,000 due to the lower interest rate environment.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended March 31, 2003 was 3.84% compared to 4.24% for the three-month period ended March 31, 2002. The average yield on earning assets for the current three-month period declined 86 basis points to 5.81% compared with 6.67% for the prior year period, while the average cost of interest-bearing funds decreased by 58 basis points to 2.64% from 3.22%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased by 28 basis points from 3.45% for the first quarter of 2002 to 3.17% for the first quarter of 2003.

With the exception of a 25 basis point reduction in short-term rates in November 2002, rates were fairly level since December 2001. The Company has tried to position its balance sheet to take advantage of an environment in which rates increase moderately. Therefore, over the past fifteen months, approximately 60% to 65% of new loan volume has been priced at a variable interest rate. The rate on a typical variable loan might adjust based on the Prime lending rate (currently at 4.25%) plus 1% to 2%. This will continue to have a detrimental impact on the overall yield on earning assets. Additionally, principal prepayments on mortgage-backed securities and collateralized mortgage obligations have increased significantly and have been reinvested at lower current market rates. The drop in the yield on earning assets has been more pronounced than the decline in the cost of interest-bearing funds.

There were no short-term interest rate reductions between December 2001 and December 2002. During 2001, there were eleven reductions in short-term interest rates. Interest rates on the one-year certificates of deposit have declined by over 420 basis points since early 2000. As shorter-term time deposits have matured and renew, there has been some tendency for customers to extend the term of their deposits into the two and three year time horizons to earn additional income. As a result, the cost of funds has not fallen by the same magnitude as the yield on earning assets. While this has an unfavorable impact on the net interest margin in the short run, the lower deposit rates will be enjoyed for a longer period than previously experienced.

As previously stated, the Company is well positioned for a moderate increase in interest rates. If interest rates increase over the short-term, yield on loans will increase faster than the cost of funds and the net interest margin should increase. If rates continue to hold steady, as has been the case, or we experience more rate reductions, there could be downward pressure on the net interest margin. Due to a more efficient mix of earning assets, the net interest margin for the quarter ended March 31, 2003 has actually improved over the that of the final two quarters of 2002.

Provision for Loan Losses. The Company's provision for loan losses for the three-month period ended March 31, 2003 was $108,000 compared to $213,000 recorded for the same period in 2002. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under "Analysis of Allowance for Loan Losses." The decrease in the loan loss provision is due to a reduction in loan growth in the first quarter of 2003 compared to the same quarter in 2002. The allowance for loan losses was $1.8 million at March 31, 2003, representing 1.36% of total outstanding loans.

Non-Interest Income. For the three-month period ended March 31, 2003, non-interest income was $304,000 compared to $160,000 for the same period in 2002. The largest components of non-interest income in the first quarter of 2003 were $132,000 in mortgage loan origination fees, $96,000 in customer service charges, and $38,000 in service charges and fees on deposit accounts. The Company also recognized $15,000 in investment referral fees during the three-month period.

A significant portion of non-interest income is derived from the mortgage loan origination fees. The volume of these fees has been driven, to a large extent, by refinancing due to the favorable interest rate environment. Should interest rates increase and the anticipated reduction in refinancing activity is not replaced with an increase in purchase money activity, mortgage loan origination fees could decline.

Non-Interest Expenses. Non-interest expenses were $1.2 million for the three-month period ended March 31, 2003 compared with $935,000 for the same period ended March 31, 2002. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $639,000 for the three-month period ended March 31, 2003, compared to $466,000 for the same period in the prior year. The increase is primarily due to adding staff to support the Company's growth. The staff hired for the new branch office to open in Holly Springs, North Carolina has been in place since the first of the year. The office should be open in early May 2003. Additionally, the significant increase in mortgage loan originations resulted in a higher commission pay-out. Management anticipates personnel expense to continue to increase as opportunities to hire quality employees present themselves.

Occupancy and equipment expenses increased by $29,000 or 15% from $195,000 for the three-month period ended March 31, 2002 to $224,000 for the current year period. The new Holly Springs, North Carolina branch accounted for $15,000 in occupancy expenses during the quarter. Data processing costs increased from $60,000 for the three-months ended March 31, 2002 to $74,000 for the current three-month period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $26,000 to $240,000 for the first quarter of 2003 compared with $214,000 for the first quarter in the prior year. The increase was primarily a result of the Company's continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $202,000 during the three-months ended March 31, 2003 compared with a tax benefit of $29,000 for the prior year period. The Company had generated deferred tax assets during the periods prior to achieving profitability. Those assets were not recognized until the Company displayed the ability to utilize those deferred benefits against future earnings. By recording positive earnings during the final three quarters of 2001, the Company demonstrated its ability to fully utilize those benefits. The deferred asset was recognized at a rate of $99,000 per quarter during 2002, thereby reducing income tax expense. Therefore, the $29,000 income tax benefit for the three months ended March 31, 2002 results from current income taxes of $70,000 net of the $99,000 deferred benefit.

                               NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities ("interest rate spread") and (2) the relative amounts of interest-earning assets and interest-bearing liabilities ("net interest-earning balance"). The following tables set forth information relating to average balances of the Company's assets and liabilities for the three-month periods ended March 31, 2003 and 2002. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the table, non-accrual loans are included, when applicable, in the average loan balance.

------------------------------------------------------------------------------------------------------------------

                                                             For the Three-Months Ended March 31,
                                              -------------------------------------------------------------------
                                                            2003                               2002
                                              --------------------------------   --------------------------------
                                              Average                 Average    Average                 Average
                                              Balance    Interest   Yield/Cost   Balance    Interest   Yield/Cost
                                              --------   --------   ----------   --------   --------   ----------
                                                                     Dollars in thousands)
Interest-earnings assets
Loan portfolio                                $129,098    $1,954        6.14%    $ 85,833    $1,476        6.97%
Investment securities                           27,557       363        5.27%      22,534       340        6.04%
Fed funds and other interest-earning assets      6,444        19        1.20%       3,990        32        3.25%
                                              --------    ------      ------     --------    ------      ------
Total interest-earning assets                  163,099     2,336        5.81%     112,357     1,848        6.67%
Noninterest-bearing assets                       7,574                              4,321
                                              --------                           --------
Total assets                                  $170,673                           $116,678
                                              ========                           ========

Interest-bearing liabilities
Interest-bearing NOW                          $ 24,101        63        1.06%    $ 14,240        62        1.77%
Money market and savings                        19,585        62        1.28%      21,690       111        2.08%
Time deposits                                   67,235       559        3.37%      43,801       444        4.11%
Borrowings                                      10,543       106        4.02%       5,307        57        4.30%
                                              --------    ------      ------     --------    ------      ------
Total interest-bearing liabilities             121,464       790        2.64%      85,038       674        3.22%
Other liabilities                               31,218                             20,985
                                              --------                           --------
Total Liabilities                              152,682                            106,023
Stockholders' equity                            17,991                             10,655
                                              --------                           --------
Total liabilities & stockholders' equity      $170,673                           $116,678
                                              ========                           ========

                                                          ------                             ------
Net interest income                                       $1,546                             $1,174
                                                          ======                             ======
Interest rate spread                                                    3.17%                              3.45%
                                                                      ======                             ======
Net interest-margin                                                     3.84%                              4.24%
                                                                      ======                             ======

Percentage of average interest-earning assets
   to average interest-bearing liabilities                            134.28%                            132.13%
                                                                      ======                             ======

-----------------------------------------------------------------------------------------------------------------

                          VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2003 and 2002. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period's rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period's volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

--------------------------------------------------------------------------------

                                                    Three Months Ended March 31,
                                                            2003 vs. 2002
                                                           (in Thousands)
                                                    ----------------------------
                                                     Increase (Decrease) Due to
                                                    ----------------------------

                                                        Volume   Rate   Total
                                                        ------   ----   -----
Interest Income
Loan portfolio                                           699     (221)   478
Investment Securities                                     71      (48)    23
Fed funds and other interest-earning assets               14      (27)   (13)
                                                         ---     ----    ---
Total interest-earning assets                            784     (296)   488

Interest Expense
Interest-bearing NOW                                      35      (34)     1
Money market and savings                                  (9)     (41)   (49)
Time deposits                                            216     (101)   115
Borrowings                                                55       (5)    49
                                                         ---     ----    ---
Total interest-bearing liabilities                       297     (181)   116

Net interest income                                      487     (115)   372
                                                         ===     ====    ===

--------------------------------------------------------------------------------

                              NONPERFORMING ASSETS

The table below sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

--------------------------------------------------------------------------------------
                                                     At March 31,      At December 31,
                                                   ----------------   ----------------
                                                     2003     2002     2002      2001
                                                   -------   ------   ------   -------
                                                          (Dollars in thousands)
Nonaccrual loans                                   $   186   $   --   $   --   $   429
Restructured loans                                      --       --       --        --
                                                   -------   ------   ------   -------

   Total nonperforming loans                           186       --       --       429

Real estate owned                                       --      341       --        --
                                                   -------   ------   ------   -------

   Total nonperforming assets                      $   186   $  341   $   --   $   429
                                                   =======   ======   ======   =======
Accruing loans past due 90 days or more            $    --   $   --   $   --   $    --
Allowance for loan losses                            1,806    1,329    1,711     1,116
Nonperforming loans to period end loans                .14%    0.00%    0.00%      .53%
Allowance for loan losses to period end loans         1.36%    1.42%    1.36%     1.38%
Allowance for loan losses to nonperforming loans    970.97%    0.00%    0.00%   260.14%
Nonperforming assets to total assets                   .09%     .27%    0.00%      .33%
--------------------------------------------------------------------------------------

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower's weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower's ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At March 31, 2003, we had identified one loan as a potential problem loan. The unsecured loan is in the amount of $31,000.

At March 31, 2003, we had two loans in nonaccrual status totaling $186,000. One of these loans is in the amount of $180,000 and is secured by one-to-four family residential property. The Company has begun the process to foreclose and expects to own the property in the second quarter of 2003. Management believes that the Company will need to invest approximately $20,000 to prepare the property for sale. The potential loss that may be realized is $20,000 to $30,000. The second loan in the amount of $6,000 is secured by a vehicle and the personal guarantee of the borrower's father. The potential loss that may be realized on the loan is approximately $3,000. Interest foregone on nonaccrual loans was approximately $2,000 for the three-month period ended March 31, 2003. There were no nonaccrual loans at March 31, 2002.

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

The Company uses an internal grading system to assign the degree of inherent risk on each individual loan. The grade is initially assigned by the lending officer and reviewed by the Loan Administration function. The internal grading system is reviewed and tested periodically by an independent third party credit review firm. The testing process involves the evaluation of a sample of new loans, loans having been identified as possessing potential weakness in credit quality, past due loans and nonaccrual loans to determine the ongoing effectiveness of the internal grading system. The loan grading system is used to assess the adequacy of the allowance for loan losses.

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

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. For the three-month period ended March 31, 2003, there were $13,000 in net loan charge-offs and at March 31, 2003 there were $186,000 in non-performing loans. The allowance for loan losses at March 31, 2003 was $1.8 million, which represents 1.36% of total outstanding loans.

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

--------------------------------------------------------------------------------
Allocation of Allowance for Loan Losses

                                                      At March 31,
                                       -----------------------------------------
                                               2003                  2002
                                       -------------------   -------------------
                                                % of Total            % of Total
                                       Amount    Loans (1)   Amount    Loans (1)
                                       ------   ----------   ------   ----------
                                                 (Dollars in thousands)

Residential real estate loans          $    9       1.78%    $    7       1.95%
Home equity loans and lines                84      11.83%        55      11.77%
Commercial mortgage loans                 663      45.76%       400      34.28%
Construction loans                        369      18.06%       422      29.09%
Commercial and industrial loans           608      20.46%       330      19.83%
Loans to individuals                       73       2.11%       115       3.08%
                                       ------     ------     ------     ------

   Total loans                         $1,806     100.00%    $1,329     100.00%
                                       ======     ======     ======     ======

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding
--------------------------------------------------------------------------------

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

--------------------------------------------------------------------------------------
Changes in Allowance for Loan Losses

                                                        For the Period Ended March 31,
                                                        ------------------------------
                                                                2003       2002
                                                              --------   -------
                                                            (Dollars in thousands)
Balance at the beginning of the year                          $  1,711   $ 1,116
Charge-offs:
   Commercial and industrial loans                                  18        --
   Loans to individuals                                              3        --
                                                              --------   -------

      Total charge-offs                                             21        --
                                                              --------   -------

Recoveries                                                           8        --
                                                              --------   -------

Net charge-offs                                                     13        --

Provision for loan losses                                          108       213
                                                              --------   -------

Balance at the end of the year                                $  1,806   $ 1,329
                                                              ========   =======

Total loans outstanding at period-end                         $132,570   $93,559

Average loans outstanding for the period                      $129,097   $85,833

Allowance for loan losses to total loans outstanding              1.36%     1.42%

Ratio of net charge-offs to average loans outstanding             0.01%     0.00%
--------------------------------------------------------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES

Maintaining adequate liquidity while managing interest rate risk is the primary goal of the Company's asset and liability management strategy. Liquidity is the ability to fund the needs of the Company's borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Maturing investments, loan and mortgage-backed security principal repayments, deposit growth, brokered time deposits and borrowings from the Federal Home Loan Bank and other correspondent banks are presently the main sources of the Company's liquidity. The Company's primary uses of liquidity are to fund loans and to make investments.

As of March 31, 2003, liquid assets (cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) were approximately $72.4 million, which represents 35% of total assets and 41% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $36.5 million of which $10.0 million is outstanding at March 31, 2003. At March 31, 2003, outstanding commitments for undisbursed lines of credit and letters of credit amounted to $35.9 million. Additionally, at March 31, 2003, the Company has an outstanding commitment to purchase securities totaling $1.3 million to be issued in April 2003. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios and anticipated increases in deposits. Certificates of deposits represented 38% of the Company's total deposits at March 31, 2003 compared with 43% at December 31, 2002. The Company's growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company's funding strategy. Certificates of deposit of $100,000 or more represented 20% of the Company's total deposits at March 31, 2003 compared to 22% at year-end December 31, 2002. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company's continued retention of those deposits.

Under federal capital regulations, Crescent State Bank must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At March 31, 2003, the Bank's equity to asset ratio was 8.65%. All capital ratios place the Bank in excess of the minimum required to be deemed an adequately capitalized bank by regulatory measures. The Bank's ratio of Tier I capital to risk-weighted assets at March 31, 2003 was 9.21%.

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

Item 3. Controls and Procedures

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K.

               During the quarter ended March 31, 2003, the following Current Reports on Form 8-K were filed with the Securities Exchange
               Commission:

               Form 8-K, dated January 14, 2003, included information regarding the January 14, 2003 press release announcing Crescent Financial Corporation's fourth quarter and year-end earnings. The Company reported net income of $401,000 for the three-month period ended December 31, 2002 and $1.2 million for the year ended December 31, 2002. Total assets at December 31, 2002 were $182.0 million.

               Form 8-K, dated March 12, 2003, included information regarding the Agreement and Plan of Reorganization and Merger entered into by and between Crescent Financial Corporation, Crescent State Bank and Centennial Bank on March 12, 2003.

               Form 8-K, dated March 20, 2003, included information regarding the 15% stock dividend declared by Crescent Financial Corporation on March 20, 2003, payable on April 25, 2003 to stockholders of record on April 11, 2003.

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CRESCENT FINANCIAL CORPORATION


Date: May 12, 2003                     By: /s/ Michael G. Carlton
                                           -------------------------------------
                                           Michael G. Carlton
                                           President and Chief Executive


Date: May 12, 2003                     By: /s/ Bruce W. Elder
                                           -------------------------------------
                                           Bruce W. Elder
                                           Vice President and Secretary

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

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

               a. Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

               c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003                     By: /s/Michael G. Carlton
                                           -------------------------------------
                                           Michael G. Carlton
                                           President and Chief Executive Officer

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

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

               a. Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

               c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003                     By: /s/ Bruce W. Elder
                                           -------------------------------------
                                           Bruce W. Elder
                                           Vice President and Secretary,
                                           Principal Financial Officer