Form 10QSB
period 2003-06-30
CRESCENT FINANCIAL CORP
filed 2003-08-12
CIK 1143921

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20429

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 000-32951

CRESCENT FINANCIAL CORPORATION

(Exact name of small business issuer as specified in its charter)

North Carolina	56-2259050
(State of Incorporation)	(IRS Employer Identification Number)

1005 High House Road, Cary, North Carolina 27513

(Address of principal executive offices)

(919) 460-7770

(Issuer’s Telephone Number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of the registrant’s common stock outstanding as of July 31, 2003 was 2,465,456.

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (Unaudited)	December 31, 2002*
	(dollars in thousands)
ASSETS

Cash and due from banks	$9,206	$9,461
Interest-earning deposits with banks	1,836	80
Federal funds sold	45,759	16,691
Investment securities available for sale at fair value	26,627	28,287
Loans	141,109	125,673
Allowance for loan losses	(1,902)	(1,711)

NET LOANS	139,207	123,962
Accrued interest receivable	607	552
Federal Home Loan Bank stock	500	500
Bank premises and equipment	1,816	1,631
Other assets	1,242	841

TOTAL ASSETS	$226,800	$182,005

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$72,735	$40,339
Savings	1,255	1,435
Money market and NOW	55,589	46,085
Time	68,313	65,246

TOTAL DEPOSITS	197,892	153,105

Federal Home Loan Bank advances	10,000	10,000
Accrued expenses and other liabilities	506	1,168

TOTAL LIABILITIES	208,398	164,273

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding;	—	—
Common stock, $1 par value, 20,000,000 shares authorized; 2,465,456 shares outstanding June 30, 2003; 2,143,249 shares outstanding December 31, 2002	2,465	2,143
Additional paid-in capital	14,289	14,605
Retained earnings	1,312	575
Accumulated other comprehensive income (Note D)	336	409

TOTAL STOCKHOLDERS’ EQUITY	18,402	17,732

COMMITMENTS (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$226,800	$182,005

*	Derived from audited financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Six Month Periods Ended June 30, 2003 and 2002

	Three-month Periods Ended June 30,		Six-month Periods Ended June 30,
	2003	2002	2003	2002
	(In Thousands, except share and per share data)
INTEREST INCOME
Loans	$2,068	$1,708	$4,022	$3,185
Investment securities available for sale	321	334	684	674
Federal funds sold and interest-bearing deposits	29	14	48	46

TOTAL INTEREST INCOME	2,418	2,056	4,754	3,905

INTEREST EXPENSE
Deposits	690	717	1,375	1,334
Borrowings	107	59	212	117

TOTAL INTEREST EXPENSE	797	776	1,587	1,451

NET INTEREST INCOME	1,621	1,280	3,167	2,454

PROVISION FOR LOAN LOSSES	120	192	228	405

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,501	1,088	2,939	2,049

NON-INTEREST INCOME	342	148	646	308

NON-INTEREST EXPENSE
Salaries and employee benefits	675	484	1,315	950
Occupancy and equipment	232	202	455	397
Data processing	78	62	152	122
Other	277	240	517	454

TOTAL NON-INTEREST EXPENSE	1,262	988	2,439	1,923

INCOME BEFORE INCOME TAXES	581	248	1,146	434

INCOME TAXES	207	(7)	409	(36)

NET INCOME	$374	$255	$737	$470

NET INCOME PER COMMON SHARE
Basic	$.15	$.15	$.30	$.28

Diluted	$.15	$.15	$.29	$.27

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note C)
Basic	2,465,077	1,668,326	2,464,908	1,668,326

Diluted	2,570,358	1,735,946	2,560,587	1,731,457

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2003 and 2002

	2003	2002
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$737	$470

Adjustments to reconcile net income to net cash used by operating activities
Depreciation	133	155
Provision for loan losses	228	406
Deferred income taxes	28	(198)
Loss on sale of assets	4	—
Net amortization of premiums on securities	23	(8)
Change in assets and liabilities
(Increase) in accrued interest receivable	(56)	(54)
(Increase) in other assets	(223)	(101)
Increase (decrease) in accrued interest payable	(10)	33
(Decrease) in other liabilities	(651)	(29)

TOTAL ADJUSTMENTS	(524)	406

NET CASH PROVIDED BY OPERATING ACTIVITIES	213	876

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(8,041)	(1,621)
Maturities of securities available for sale	1,200	1,100
Principal repayments of securities available for sale	8,359	1,065
Net increase in loans	(15,633)	(28,651)
Purchases of bank premises and equipment	(323)	(30)

NET CASH USED BY INVESTING ACTIVITIES	(14,438)	(28,137)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits:
Noninterest-bearing demand	32,397	1,016
Savings	(181)	501
Money market and NOW	9,504	890
Time deposits	3,067	19,490
Proceeds from exercise of stock options	7	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	44,794	21,897

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,569	(5,364)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,232	25,003

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,801	$19,639

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2003 and 2002, in conformity with generally accepted accounting principles. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of Crescent Financial Corporation and subsidiary (the “Company”), accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of the Company’s 2002 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B—COMMITMENTS

At June 30, 2003, loan commitments are as follows

Undisbursed lines of credit	$34,257,000
Stand-by letters of credit	1,655,000

Additionally, the Company has committed to purchase investment securities in the aggregate amount of $2,018,000.

NOTE C—PER SHARE RESULTS

The Company effected a stock split in the form of a 15% stock dividend paid on April 25, 2003 to stockholders of record April 11, 2003. Per share data for the periods presented have been adjusted to reflect the effects of the stock split. Basic and diluted net income (loss) per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for these stock splits.

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

For the three months ended June 30, 2003, the weighted-average number of common shares used in computing basic earnings per share, adjusted for the stock split effected as a 15% stock dividend, was 2,465,077. The dilutive effect of stock options was 105,281 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 2,570,358. For the three months ended June 30, 2002, the weighted-average number of common shares used in computing basic earnings per share, adjusted for the stock split effected as a 15% stock dividend, was 1,668,326. The dilutive effect of stock options was 67,620 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 1,735,946.

For the six months ended June 30, 2003, the weighted-average number of common shares used in computing basic earnings per share, adjusted for the stock split effected as a 15% stock dividend, was 2,464,908. The dilutive effect of stock options was 95,679 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 2,560,587. For the six months ended June 30, 2002, the weighted-average number of common shares used in computing basic earnings per share, adjusted for the stock split effected as a 15% stock dividend, was 1,668,326. The dilutive effect of stock options was 63,131. The weighted-average number of shares used in computing diluted earnings per share, adjusted for the stock split effected as a 15% stock dividend, was 1,731,457.

NOTE D—COMPREHENSIVE INCOME

For the three months ended June 30, 2003 and 2002, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $475,000 and $540,000, respectively.

For the six months ended June 30, 2003 and 2002, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $664,000 and $639,000, respectively.

NOTE E—OTHER SIGNIFICANT EVENTS

On March 12, 2003, the Company and Centennial Bank, Southern Pines, NC (“Centennial”) announced the signing of a definitive agreement to merge whereby Centennial would be merged into Crescent State Bank, a subsidiary of the Company. The merger is subject to approval by federal and state banking authorities and appropriate shareholder approvals. It is anticipated that the transaction will be complete during the third quarter of 2003.

NOTE F—STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the company’s stock option plans have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The company has elected to continue with the accounting methodology in Opinion No. 25. Presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
Net income:
As reported	$374	$255	$737	$470
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	10	20	21	40

Pro forma	$364	$235	$716	$430

Basic earnings per share:
As reported	$.15	$.15	$.30	$.28
Pro forma	.15	.14	.29	.26

Diluted earnings per share:
As reported	$.15	$.15	$.29	$.27
Pro forma	.14	.14	.28	.25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the periods ended June 30, 2003 and 2002. It should be read in conjunction with the audited financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND DECEMBER 31, 2002

Total assets at June 30, 2003 are $226.8 million compared with $182.0 million at December 31, 2002. Earning assets totaled $213.9 million or 94% of total assets at June 30, 2003 compared with $170.6 million or 94% of total assets as of December 31, 2002. Components of earning assets at June 30, 2003 are $139.2 million in net loans, $27.1 million in investment securities and FHLB stock, $45.8 million in overnight investments and $1.8 million in interest bearing deposits with correspondent banks. Total deposits and stockholders’ equity at June 30, 2003 were $197.9 million and $18.4 million compared to $153.1 million and $17.7 million, respectively, at December 31, 2002.

Gross loans outstanding at June 30, 2003 increased by $15.4 million or 12% to $141.1 million compared to $125.7 million reported at December 31, 2002. The composition of the loan portfolio, by category, as of June 30, 2003 is 48% commercial mortgage loans, 20% commercial loans, 16% construction loans, 12% home equity loans and lines, 2% consumer loans and 2% residential mortgage loans. The commercial mortgage category showed the most significant net increase growing $15.4 million from $52.4 million at December 31, 2002 to $67.8 million at June 30, 2003. The commercial loan portfolio increased by $4.1 million from $24.6 million at December 31, 2002 to $28.7 million at June 30, 2003. Residential mortgage loans increased by $1.1 million during the six-month period from $2.3 million to $3.4 million. Home equity lines and loans outstanding grew by $725,000 from $16.1 million at December 31, 2002 to $16.8 million at June 30, 2003. Construction and development loans and personal loans to individuals experienced net declines between December 31, 2002 and June 30, 2003. The construction and development loan portfolio declined by $5.5 million from $27.5 million at December 31, 2002 to $23.0 million at June 30, 2003. The terms and nature of construction loan financing provide for a short term building window that is replaced by permanent financing upon completion of the project. The decline in construction and development lending reflects the decline in residential and commercial real estate projects due to the current economic environment. Consumer loans declined by $394,000 over the six-month period. The composition of the loan portfolio, by category, as of December 31, 2002 was 42% commercial mortgage loans, 22% construction loans, 19% commercial loans, 13% home equity loans and lines, 2% consumer loans, and 2% residential real estate mortgage loans.

The Company had an allowance for loan losses at June 30, 2003 of $1.9 million or 1.35% of total outstanding loans compared to $1.7 million or 1.36% of total outstanding loans at December 31, 2002. At June 30, 2003, there was one loan totaling $6,000 in non-accrual status and no loans 90 days or more past due and still accruing interest. Non-performing loans, which consist solely of loans in nonaccrual status, represented .004% of total outstanding loans at June 30, 2003.

The Company has investment securities with an amortized cost of $26.1 million at June 30, 2003. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $26.6 million. The Company’s investment in debt securities at June 30, 2003, consists of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities and municipal bonds. The portfolio decreased by $1.7 million or 6% compared with $28.3 million at December 31, 2002. Due to the current rate environment for mortgage loans, the portfolio has been experiencing significant principal pre-payments from mortgage-backed securities and collateralized mortgage obligations. Activities resulting in increases to the portfolio include the purchase of $8.0 million in new securities. Activities’ resulting in decreases to the portfolio include $8.4 million of principal re-payments, $1.2 million in bond maturities, a $114,000 decline in market value and $28,000 in net premium amortization. The Company also owned $500,000 of Federal Home Loan Bank stock at both June 30, 2003 and December 31, 2002. At June 30, 2003, the Company had committed to purchase $2.0 million in securities to be issued in July 2003.

Federal funds sold at June 30, 2003 are $45.8 million reflecting a $29.1 million increase over the $16.7 million reported at December 31, 2002. The Company holds funds in overnight investments to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels. Overnight funds tend to increase sharply at month-end due to several real estate settlement deposit accounts maintained by attorney customers. The month-end balance of Federal funds sold is not reflective of the normal daily balance of overnight investments. At June 30, 2003, the increase in the balance of Federal funds sold due to the sharp fluctuation in the real estate settlement accounts was approximately $37.8 million. The daily average balances for Federal funds sold for the six-month period ended June 30, 2003 was $7.4 million.

Interest-earning deposits held at correspondent banks increased by approximately $1.7 million from $81,000 at December 31, 2002 to $1.8 million at June 30, 2003. The increase represents principal and interest payments from the investment portfolio waiting to be re-invested.

Non-earning assets increased by approximately $387,000 between December 31, 2002 and June 30, 2003. Non-interest bearing cash due from banks decreased by $255,000 during the six-months ended June 30, 2003. Cash due from banks includes amounts represented by checks in the process of being collected through the Federal Reserve payment system. Funds represented by these checks were not yet collected and therefore could not be invested overnight. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows. Other assets categories experienced an aggregate increase of $642,000. We are building a permanent branch facility in Holly Springs, North Carolina and costs associated with construction and equipment up fit resulted in a net increase of bank premises and equipment of $185,000. Deferred expenses related to the proposed merger with Centennial Bank in Southern Pines, North Carolina accounted for $168,000 of the increase in other assets. Additionally, one residential property securing a loan was foreclosed on and moved to other real estate owned in the amount of $160,000. Prepaid expenses and accrued interest receivable increased by $56,000 and $55,000, respectively.

Total deposits increased by $44.8 million or 29% between December 31, 2002 and June 30, 2003 from $153.1 million to $197.9 million. The non-interest bearing demand deposit category increased by $32.4 million over the six months from $40.3 million on December 31, 2002 to $72.7 million on June 30, 2003. The interest bearing deposit categories increased by $12.4 million between December 31, 2002 and June 30, 2003. The interest bearing demand, money market and time deposit categories increased by $6.1 million, $3.4 million and $3.1 million, respectively, while statement savings declined by $181,000.

As previously mentioned in the discussion of Federal funds sold, the Bank maintains a number of deposit relationships with real estate settlement attorneys. The nature of the settlement attorneys’ business dictates that cash flows into their deposit accounts prior to settling a real estate transaction and flows out following the transaction. The majority of real estate transactions tend to occur toward the end of each month. At June 30, 2003, aggregate balances in the real estate settlement deposit accounts were $62.0 million compared to $31.5 million at December 31, 2002. Of the $62.0 million in real estate settlement deposits on June 30, 2003, $48.4 million is in the non-interest bearing demand deposit category and $13.6 million is in the interest bearing demand category. At December 31, 2002, $21.8 million of the $31.5 million was in the non-interest bearing demand deposit category and the remaining $9.7 million was in the interest bearing category. For the quarters ended June 30, 2003 and December 31, 2002, the average aggregate quarterly balances in these real estate settlement accounts were approximately $24.2 million and $22.2 million, respectively. Excluding the temporary, month-end effect of the real estate settlement deposit accounts, total deposits at June 30, 2003 would have been approximately $160.1 million and $143.8 million at December 31, 2002.

The composition of the deposit base, by category, at June 30, 2003 is as follows: 37% non-interest-bearing demand deposits, 34% time deposits, 17% interest-bearing demand deposits, 11% money market and 1% statement savings. The composition of the deposit base, by category, at December 31, 2002 was 43% time deposits, 26% non-interest-bearing demand deposits, 18% interest-bearing demand deposits, 12% money market and 1% statement savings. Time deposits of $100,000 or more totaled $35.6 million at June 30, 2003 compared to $34.0 million at December 31, 2002. During 2002, the Company began to use brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds priced at or below rates being offered in our local marketplace. Additionally, brokered deposits do not need to be collateralized like Federal Home Loan Bank borrowings. Brokered deposits were $10.9 million at both June 30, 2003 and December 31, 2002.

The Company had $10.0 million of Federal Home Loan Bank borrowings outstanding at both June 30, 2003 and December 31, 2002. The total borrowings are comprised of two $5.0 million advances. The first advance contract was entered into on July 6, 2001 and has a final maturity of July 6, 2011. The advance carries a fixed interest rate of 4.44% and is continuously convertible every three months after July 7, 2003 to a variable rate equal to the three month London Inter-Bank Offering Rate (LIBOR). The second advance contract was entered into on July 16, 2002 and has a final maturity of July 16, 2012. The advance carries a fixed interest rate of 3.84% and can be converted every three months after July 16, 2003 to a variable rate equal to the three month LIBOR only if the three month LIBOR rate, just prior to a reset date, is greater than or equal to 7.0%.

Accrued interest payable and other liabilities decreased by $661,000 to $506,000 at June 30, 2003 compared with $1.2 million at December 31, 2002. The decrease is primarily the result of paying 2002 income taxes of $576,000 during the first quarter of 2003.

Between December 31, 2002 and June 30, 2003, total stockholders’ equity rose by $670,000. The increase resulted from net income for the six-month period of $737,000 plus $6,000 from the exercise of stock options less unrealized losses on available for sale securities of $73,000. On April 25, 2003, the Company effected a stock split, in the form of a 15% stock dividend, to stockholders of record April 11, 2003.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED

JUNE 30, 2003 AND 2002

Net Income. Net income for the three-month period ending June 30, 2003 was $374,000 or $.15 per basic and diluted share compared with net income of $255,000 or $.15 per basic and diluted share for the three-month period ended June 30, 2002. Annualized return on average assets was .83% and .78% for the periods ended June 30, 2003 and 2002, respectively. Return on average equity for the current period was 8.19% compared to 9.44% for the prior period. Despite higher earnings during the three months ended June 30, 2003, return on average equity declined due primarily to the sale of 690,000 additional shares in August 2002. During 2002, the Company recognized a deferred tax asset generated in periods before profitability was achieved. The recognition of the deferred tax asset resulted in a tax benefit for the three-month period ended June 30, 2002 of $7,000 compared to income tax expense for the period ended June 30, 2003 of $207,000. Comparing results of operations on a pre-tax basis, the Company made $581,000 for the three-month period ended June 30, 2003 and $248,000 for the prior period.

Results of operations for the three-month period ended June 30, 2003, when compared with the period ended June 30, 2002, were positively impacted by strong earning asset growth over the past twelve months resulting in improved net interest income. An increase in non interest income and a reduction in the provision for loan losses also had positive impacts on net income, despite the increase in non interest expenses and income taxes.

Net Interest Income. Net interest income increased by $341,000 or 27% from $1.3 million for the three-month period ended June 30, 2002 to $1.6 million for the three-month period ended June 30, 2003. The strong growth in average interest earning assets resulted in an increase in total interest income. The growth more than offset the unfavorable impact from a continued decline in the yield on those assets. Total interest expense from deposits and other borrowings also increased due to growth in interest-bearing liabilities needed to fund the higher volume of assets. The Company’s net interest margin and interest spread declined as yields on interest earning assets dropped more than the cost of interest-bearing liabilities.

Total average earning assets increased $46.5 million or 37% from an average of $126.7 million for the quarter ended June 30, 2002 to an average of $173.2 million for the quarter ended June 30, 2003. The average balance of loans outstanding during the quarter ended June 30, 2003 was $136.0 million or 34% higher than the $101.7 million of average outstanding loans for the prior year period. The average balance of the investment securities portfolio for the three-month period ended June 30, 2003 was $27.3 million, increasing by $5.4 million or 25% compared to an average of $21.9 million at June 30, 2002. The average balance of federal funds sold and other earning assets increased to $9.9 million for the current three-month period compared to $3.1 million for the prior period. The net growth in total average earning assets accounted for a $648,000 increase in interest income, which was partially offset by a $286,000 decrease in interest income due to lower yields realized on earning assets. Total interest income increased by $362,000 for the current three-month period compared to the same period from the prior year. Total interest expense experienced a net increase of $21,000. Interest expense increased during the current three-month period by $182,000 due to growth in interest-bearing funds and declined by $161,000 due to the lower interest rate environment. Average interest-bearing liabilities increased by $26.7 million or 27% from $100.8 million for the quarter ended June 30, 2002 to $127.5 million for the current quarter.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended June 30, 2003 was 3.75% compared to 4.05% for the three-month period ended June 30, 2002. The average yield on earning assets for the current three-month period declined 91 basis points to 5.60% compared with 6.51% for the prior year period, while the average cost of interest-bearing funds decreased by 58 basis points to 2.51% from 3.09%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased by 33 basis points from 3.42% for the quarter ended June 30, 2002 to 3.09% for the quarter ended June 30, 2003.

Between January 1, 2001 and December 31, 2001, the Federal Reserve cut short-term interest rates 475 basis points in an effort to stimulate an ailing economy. Since that time, the economy continued to show signs of weakness and the Federal Reserve choose to reduce short-term rates in November 2002 and June 2003 by 50 and 25 basis points, respectively. Over the past 18 months, the Company has tried to position its balance sheet to take advantage of the next interest rate cycle in which rates increase moderately. Therefore, approximately 60% to 65% of new loan volume has been priced at a variable interest rate. The rate on a typical variable loan might adjust based on the Prime lending rate (currently at 4.00%) plus 1% to 2%. In the current rate environment, the yield on new loan growth is typically less than the yield on the existing loan portfolio. This will have a detrimental impact on the overall yield on earning assets. Additionally, principal prepayments on mortgage-backed securities and collateralized mortgage obligations have increased significantly and have been reinvested at lower current market rates. The drop in the yield on earning assets has been more pronounced than the decline in the cost of interest-bearing funds.

Since January 1, 2001, interest rates on the one-year certificates of deposit have declined by approximately 500 basis points. As shorter-term time deposits have matured and renew, there has been some tendency for customers to extend the term of their deposits into the two, three, four and five year time horizons to earn additional income. As a result, the cost of funds has not fallen by the same magnitude as the yield on earning assets. While this has an unfavorable impact on the net interest margin in the short run, the lower deposit rates will be enjoyed for a longer period than previously experienced.

As previously stated, the Company is well positioned for a moderate increase in interest rates. If interest rates increase over the short-term, the yield on loans will increase faster than the cost of funds and the net interest margin should increase. If rates continue to hold steady, as has been the case, or we experience more rate reductions, there could be additional downward pressure on the net interest margin.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended June 30, 2003 was $120,000 compared to $192,000 recorded for the same period in 2002. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The decrease in the loan loss provision is due to a reduction in loan growth in the second quarter of 2003 compared to the same quarter in 2002. The allowance for loan losses was $1.9 million at June 30, 2003, representing 1.35% of total outstanding loans.

Non-Interest Income. For the three-month period ended June 30, 2003, non-interest income was $342,000 compared to $147,000 for the same period in 2002. The largest components of non-interest income in the second quarter of 2003 were $169,000 in mortgage loan origination fees, $96,000 in customer service charges, and $38,000 in service charges and fees on deposit accounts. The Company also recognized $23,000 in investment referral fees and $20,000 in dividend income from our investment in a mortgage company.

A significant portion of non-interest income is derived from mortgage loan origination fees. The volume of these fees has been driven, to a large extent, by refinancing due to the favorable interest rate environment. Should interest rates increase and the anticipated reduction in refinancing activity is not replaced with an increase in purchase money activity, mortgage loan origination fees could decline.

Non-Interest Expenses. Non-interest expenses were $1,262,000 for the three-month period ended June 30, 2003 compared with $988,000 for the same period ended June 30, 2002. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $676,000 for the three-month period ended June 30, 2003, compared to $484,000 for the same period in the prior year. The increase is primarily due to adding staff for branch expansion and to support the Company’s growth. The Bank opened its fifth branch office in May 2003 and the staff has been in place since the first of the year. Additionally, the significant increase in mortgage loan originations resulted in a higher commission pay-out. The Company also experienced a significant increase in health insurance costs since the prior year period. Management anticipates personnel expense to continue to increase as opportunities to hire quality employees present themselves.

Occupancy and equipment expenses increased by $30,000 or 15% from $202,000 for the three-month period ended June 30, 2002 to $232,000 for the current year period. The new branch location in Holly Springs, North Carolina opened during the current quarter and approximately $33,000 of non-recurring costs related to placing the temporary modular unit were incurred. Data processing costs increased from $62,000 for the three-months ended June 30, 2002 to $78,000 for the current three-month period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes. The added costs of installing and maintaining data communications lines to the new branch facility are also considered data processing expenses. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $37,000 to $277,000 for the second quarter of 2003 compared with $240,000 for the second quarter in the prior year. The increase was primarily a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $207,000 during the three-months ended June 30, 2003 compared with a tax benefit of $7,000 for the prior year period. The Company had generated deferred tax assets during the periods prior to achieving profitability. Those assets were not recognized until the Company displayed the ability to utilize those deferred benefits against future earnings. By recording positive earnings during the final three quarters of 2001, the Company demonstrated its ability to fully utilize those benefits. The deferred asset was recognized at a rate of $99,000 per quarter during 2002, thereby reducing income tax expense. Therefore, the $7,000 income tax benefit for the three months ended June 30, 2002 results from current income taxes of $92,000 net of the $99,000 deferred benefit.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED

JUNE 30, 2003 AND 2002

Net Income. Net income for the six-month period ending June 30, 2003 was $737,000 compared to $470,000 for the period ended June 30, 2002. For the current six-month period, diluted earnings per share were $.29 ($.30 basic) compared with diluted earnings per share of $.27 ($.28 basic) for the prior period. Annualized return on average assets was .84% and .76% for the six-month periods ended June 30, 2003 and 2002, respectively. Return on average equity for the current period was 8.18% compared to 8.83% for the prior period. Despite higher earnings during the six-months ended June 30, 2003, return on average equity declined due primarily to the sale of 690,000 additional shares in August 2002. During 2002, the Company recognized a deferred tax asset generated in periods before profitability was achieved. The recognition of the deferred tax asset resulted in a tax benefit for the six-month period ended June 30, 2002 of $37,000 compared to income tax expense for the period ended June 30, 2003 of $409,000. Comparing results of operations on a pre-tax basis, the Company made $1,146,000 for the six-month period ended June 30, 2003 and $433,000 for the prior period.

Results of operations for the six-month period ended June 30, 2003, when compared with the period ended June 30, 2002, were positively impacted by strong earning asset growth over the past twelve months resulting in improved net interest income. An increase in non interest income and a reduction in the provision for loan losses had positive impacts on net income. The potential impact was somewhat mitigated by an increase in non-interest expenses.

Net Interest Income. Net interest income for the six-month period ended June 30, 2003 was approximately $3.2 million, representing a $713,000 or 29% increase over the $2.4 million reported for the prior year period. The increase in net interest income was due to sharp growth in the average volume of interest-earning assets for the first six months of 2003 when compared to the prior year period. The growth more than offset the unfavorable impact from a continued decline in the yield on those assets. Total interest expense from deposits and other borrowings also increased due to growth in interest-bearing liabilities needed to fund the higher volume of assets. The Company’s net interest margin and interest spread declined as yields on interest earning assets declined more than the cost of interest-bearing liabilities.

Total average earning assets increased $48.6 million or 41% from an average of $119.6 million for the six-months ended June 30, 2002 to an average of $168.2 million for the six-months ended June 30, 2003. The average balance of loans outstanding during the six-months ended June 30, 2003 was $132.6 million, increasing by $38.8 million or 41% compared to $93.8 million of average outstanding loans for the prior year period. The average balance of the investment securities portfolio for the current six-month period was $27.4 million compared to an average of $22.2 million for the six-months ended June 30, 2002. The average balance of federal funds sold and other earning assets increased to $8.2 million for the current period compared to $3.5 million for the prior period. The net growth in total average earning assets accounted for a $1.4 million increase in interest income, which was partially offset by a $586,000 decrease in interest income due to lower yields realized on earning assets. Total interest income increased by

$849,000 for the six-months ended June 30, 2003 compared to the same period from the prior year. Total interest expense experienced a net increase of $136,000. Interest expense increased during the current six-month period by $468,000 due to growth in interest-bearing funds and declined by $332,000 due to the lower interest rate environment. Average interest-bearing liabilities increased by $31.5 million or 34% from $93.0 million for the period ended June 30, 2002 to $124.5 million for the current period.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the six-month period ended June 30, 2003 was 3.80% compared to 4.14% for the six-month period ended June 30, 2002. The average yield on earning assets for the current six-month period declined 89 basis points to 5.70% compared with 6.59% for the prior year period, while the average cost of interest-bearing funds decreased by 58 basis points to 2.57% from 3.15%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased by 31 basis points from 3.44% for the period ended June 30, 2002 to 3.13% for the period ended June 30, 2003.

Between January 1, 2001 and December 31, 2001, the Federal Reserve cut short-term interest rates 475 basis points in an effort to stimulate an ailing economy. Since that time, the economy continued to show signs of weakness and the Federal Reserve choose to reduce short-term rates in November 2002 and June 2003 by 50 and 25 basis points, respectively. Over the past 18 months, the Company has tried to position its balance sheet to take advantage of the next interest rate cycle in which rates increase moderately. Therefore, approximately 60% to 65% of new loan volume has been priced at a variable interest rate. The rate on a typical variable loan might adjust based on the Prime lending rate (currently at 4.00%) plus 1% to 2%. In the current rate environment, the yield on new loan growth is typically less than the yield on the existing loan portfolio. This will have a detrimental impact on the overall yield on earning assets. Additionally, principal prepayments on mortgage-backed securities and collateralized mortgage obligations have increased significantly and have been reinvested at lower current market rates. The drop in the yield on earning assets has been more pronounced than the decline in the cost of interest-bearing funds.

Since January 1, 2001, interest rates on the one-year certificates of deposit have declined by approximately 500 basis points. As shorter-term time deposits have matured and renew, there has been some tendency for customers to extend the term of their deposits into the two, three, four and five year time horizons to earn additional income. As a result, the cost of funds has not fallen by the same magnitude as the yield on earning assets. While this has an unfavorable impact on the net interest margin in the short run, the lower deposit rates will be enjoyed for a longer period than previously experienced.

As previously stated, the Company is well positioned for a moderate increase in interest rates. If interest rates increase over the short-term, the yield on loans will increase faster than the cost of funds and the net interest margin should increase. If rates continue to hold steady, as has been the case, or we experience more rate reductions, there could be additional downward pressure on the net interest margin.

Provision for Loan Losses. The Company’s provision for loan losses for the six-month period ended June 30, 2003 was $228,000 compared to $406,000 for the six-month period from a year ago. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of

Allowance for Loan Losses.” The decrease in the loan loss provision during the first six months of 2003 is principally due to a decline in net growth of the loan portfolio when compared to the net growth experienced during the first six months of 2002. The allowance for loan losses is $1.9 million at June 30, 2003, representing 1.35% of total outstanding loans.

Non-Interest Income. Non-interest income for the six-month period ended June 30, 2003 increased by $338,000 or 110% to $646,000 compared with $308,000 for prior period. The largest components of non-interest income for the current period were mortgage loan origination fees of $312,000 customer service charges of $192,000, and service charge fee income on deposit accounts of $70,000. Additionally, the Company earned $38,000 in investment referral income and $25,000 of dividend income from its investment in a mortgage company. Management expects the level of non-interest income to rise as the volume of deposit accounts and fee-generating opportunities increase.

A significant portion of non-interest income is derived from mortgage loan origination fees. The volume of these fees has been driven, to a large extent, by refinancing due to the favorable interest rate environment. Should interest rates increase and the anticipated reduction in refinancing activity is not replaced with an increase in purchase money activity, mortgage loan origination fees could decline.

Non-Interest Expenses. Non-interest expenses were $2.4 million for the six-month period ended June 30, 2003 compared with $1.9 million for the same period ended June 30, 2002. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $1,315,000 for the six-month period ended June 30, 2003, compared with $950,000 recorded for the same period in the prior year. The increase is primarily due to adding management level and staff positions for branch expansion and to support the Company’s growth. Additionally, the significant increase in mortgage loan originations resulted in a higher commission pay-out. The Company also experienced a significant increase in health insurance costs since the prior year period. Management anticipates personnel expense to continue to increase as opportunities to hire quality employees present themselves.

Occupancy expenses increased by $59,000 or 15% from $397,000 for the six-month period ended June 30, 2002 to $455,000 for the current year period. The Company opened its fifth branch office in Holly Springs, North Carolina in May 2003. Occupancy expense related to the new branch total $66,000 for the six-months ended June 30, 2003 of which approximately $33,000 is non-recurring. Data processing costs increased from $122,000 for the six-months ended June 30, 2002 to $152,000 for the current six-month period. The Company outsources its data processing and expenses are tied closely to transaction and account volumes. As the Company continues to grow in accordance with its strategic plan, management expects occupancy and data processing costs to increase.

Other non-interest expenses increased by $62,000 to $517,000 for the first half of 2003 compared with $455,000 for the comparative prior period. The increase was primarily as a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $409,000 during the six-months ended June 30, 2003 compared with a tax benefit of $37,000 for the prior year period. The Company had generated deferred tax assets during the periods prior to achieving profitability. Those assets were not recognized until the Company displayed the ability to utilize those deferred benefits against future earnings. By recording positive earnings during the final three quarters of 2001, the Company demonstrated its ability to fully utilize those benefits. The deferred asset was recognized at a rate of $99,000 per quarter during 2002, thereby reducing income tax expense. Therefore, the $37,000 income tax benefit for the six months ended June 30, 2002 results from current income taxes of $161,000 net of the $198,000 deferred benefit.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company’s assets and liabilities for the three and six-month periods ended June 30, 2003 and 2002. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the table, non-accrual loans are included, when applicable, in the average loan balance.

Average Balances, Interest and Average Yields/Cost

(Dollars in Thousands)

	For the Three-Months Ended June 30,
	2003			2002
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earnings assets
Loan portfolio	$135,980	$2,068	6.10%	$101,680	$1,708	6.74%
Investment securities	27,312	321	4.70%	21,910	334	6.10%
Fed funds and other interest-earning assets	9,952	29	1.17%	3,119	14	1.80%

Total interest-earning assets	173,244	2,418	5.60%	126,709	2,056	6.51%
Noninterest-bearing assets	7,857			4,593

Total assets	$181,101			$131,302

Interest-bearing liabilities

Interest-bearing NOW	$26,858	65	0.97%	$17,298	84	1.95%
Money market and savings	22,354	80	1.44%	20,046	97	1.94%
Time deposits	67,889	545	3.22%	57,829	536	3.72%
Borrowings	10,458	107	4.05%	5,644	59	4.22%

Total interest-bearing liabilities	127,559	797	2.51%	100,817	776	3.09%
Other liabilities	35,236			19,663

Total Liabilities	162,795			120,480
Stockholders’ equity	18,306			10,822

Total liabilities & stockholders’ equity	$181,101			$131,302

Net interest income		$1,621			$1,280

Interest rate spread			3.09%			3.42%

Net interest-margin			3.75%			4.05%

Percentage of average interest-earning assets to average interest-bearing liabilities			135.81%			125.68%

Average Balances, Interest and Average Yields/Cost

(Dollars in Thousands)

	For the Six Months Ended June 30,
	2003			2002
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earnings assets
Loan portfolio	$132,557	$4,022	6.12%	$93,800	$3,185	6.85%
Investment securities	27,434	684	4.99%	22,220	674	6.07%
Fed funds and other interest-earning assets	8,208	48	1.18%	3,552	46	2.61%

Total earning assets	168,199	4,754	5.70%	119,572	3,905	6.59%
Noninterest-bearing assets	7,717			4,458

Total assets	$175,916			$124,030

Interest-bearing liabilities
Interest-bearing NOW	$25,487	128	1.01%	$15,777	147	1.88%
Money market and savings	20,977	143	1.37%	20,864	207	2.00%
Time deposits	67,564	1,104	3.30%	50,854	980	3.89%
Borrowings	10,500	212	4.07%	5,476	117	4.08%

Total interest-bearing liabilities	124,528	1,587	2.57%	92,971	1,451	3.15%
Non interest-bearing deposits	32,569			19,863
Other liabilities	670			457
Total Liabilities	157,767			113,291
Stockholders’ equity	18,149			10,739

Total liabilities & stockholders’ equity	$175,916			$124,030

Net interest income		$3,167			$2,454

Interest rate spread			3.13%			3.44%

Net margin			3.80%			4.14%

Percentage of average interest-earning assets to average interest bearing liabilities			135.07%			128.61%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three and six-month periods ended June 30, 2003 and 2002. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis

	Three Months Ended June 30, 2003 vs. 2002 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	549	(189)	360
Investment Securities	73	(86)	(13)
Fed funds and other interest-earning assets	26	(11)	15

Total interest-earning assets	648	(286)	362

Interest Expense
Interest-bearing NOW	35	(54)	(19)
Money market and savings	10	(27)	(17)
Time deposits	87	(78)	9
Borrowings	50	(2)	48

Total interest-bearing liabilities	182	(161)	21

Net interest income	466	(125)	341

Rate/Volume Analysis

	Six Months Ended June 30, 2003 vs. 2002 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	1,247	(410)	837
Investment Securities	144	(134)	10
Fed funds and other interest-earning assets	44	(42)	2

Total interest-earning assets	1,435	(586)	849

Interest Expense
Interest-bearing NOW	70	(89)	(19)
Money market and savings	1	(65)	(64)
Time deposits	298	(174)	124
Borrowings	99	(4)	95

Total interest-bearing liabilities	468	(332)	136

Net interest income	967	(254)	713

NONPERFORMING ASSETS

The table below sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At June 30,		At December 31,
	2003	2002	2002	2001
	(Dollars in thousands)
Nonaccrual loans	$6	$—	$—	$429
Restructured loans	—	—	—	—

Total nonperforming loans	6	—	—	429

Real estate owned	160	73	—	—

Total nonperforming assets	$166	$73	$—	$429

Accruing loans past due 90 days or more	$—	$—	$—	$—
Allowance for loan losses	1,902	1,456	1,711	1,116
Nonperforming loans to period end loans	.004%	0.00%	0.00%	.53%
Allowance for loan losses to period end loans	1.35%	1.34%	1.36%	1.38%
Allowance for loan losses to nonperforming loans	31700.00%	0.00%	0.00%	260.14%
Nonperforming assets to total assets	.07%	.05%	0.00%	.33%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At June 30, 2003, we had identified one loan as a potential problem loan. This loan, which is unsecured, is in the amount of $28,000.

The Company owned one piece of foreclosed real estate at June 30, 2003. One loan reported as a non-accrual at March 31, 2003, in the amount of $180,000, was secured by an unfinished one-to-four family residential property. The Company successfully foreclosed on the property during the second quarter of 2003. The Company charged $20,000 against the allowance for loan losses and recorded the property at $160,000. Management believes that an additional $20,000 will need to be invested to finish the property. The property will be marketed for $189,000 and selling expenses are anticipated to be $9,000. There was one property recorded at $73,000 in other real estate owned at June 30, 2002.

There was one non-accrual loan at June 30, 2003 in the amount of $6,000. The loan is secured by a vehicle and the personal guarantee of the borrower’s father. The borrower has declared bankruptcy. The potential loss that may be realized on the loan is approximately $3,000. Interest foregone on nonaccrual loans was approximately $4,000 for the six-month period ended June 30, 2003. There were no nonaccrual loans at June 30, 2002.

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

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. For the six-month period ended June 30, 2003, there were $37,000 in net loan charge-offs and at June 30, 2003 there were $6,000 in non-performing loans. The allowance for loan losses at June 30, 2003 was $1.9 million, which represents 1.35% of total outstanding loans.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses

	At June 30,
	2003		2002
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Residential real estate loans	$13	2.41%	$11	2.59%
Home equity loans and lines	88	11.86%	77	13.35%
Commercial mortgage loans	846	47.95%	482	41.78%
Construction loans	323	15.55%	343	19.86%
Commercial and industrial loans	563	20.30%	447	18.14%
Loans to individuals	69	1.93%	96	4.28%

Total loans	$1,902	100.00%	$1,456	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Period Ended June 30,
	2003	2002
	(Dollars in thousands)
Balance at the beginning of the year	$1,711	$1,116
Charge-offs:
Commercial and industrial loans	46	6
Loans to individuals	3	60

Total charge-offs	49	66

Recoveries	12	—

Net charge-offs	37	66

Provision for loan losses	228	406

Balance at the end of the year	$1,902	$1,456

Total loans outstanding at period-end	$141,109	$108,818

Average loans outstanding for the period	$132,557	$93,800

Allowance for loan losses to total loans outstanding	1.35%	1.34%

Ratio of net charge-offs to average loans outstanding	0.03%	0.07%

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

As of June 30, 2003, liquid assets (cash and due from banks, interest-earning deposits with banks, Federal funds sold and investment securities available for sale) were approximately $73.4 million, which represents 37% of total assets and 42% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $39.5 million of which $10.0 million is outstanding at June 30, 2003. At June 30, 2003, outstanding commitments for undisbursed lines of credit and letters of credit amounted to $35.9 million. Additionally, at June 30, 2003, the Company has an outstanding commitment to purchase securities totaling $2.0 million to be issued in July 2003. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios and anticipated increases in deposits. Certificates of deposits represented 34% of the Company’s total deposits at June 30, 2003 compared with 43% at December 31, 2002. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 18% of the Company’s total deposits at June 30, 2003 compared to 22% at year-end December 31, 2002. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent State Bank must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At June 30, 2003, the Bank’s equity to asset ratio was 8.11%. All capital ratios place the Bank in excess of the minimum required to be deemed an adequately capitalized bank by regulatory measures. The Bank’s ratio of Tier I capital to risk-weighted assets at June 30, 2003 was 8.96%.

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

Item 3. Controls and Procedures

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

During the quarter ended June 30, 2003, the following Current Report on Form 8-K was filed with the Securities Exchange Commission:

Form 8-K, dated April 16, 2003, included information regarding the April 16, 2003 press release announcing Crescent Financial Corporation’s first quarter earnings. The Company reported net income of $363,000 for the three-month period ended March 31, 2003. Total assets at March 31, 2003 were $207 million. The Company also announced it anticipated opening its fifth branch office in Holly Springs, North Carolina in May 2003 and completing the announced merger of Centennial Bank during the third quarter.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION

Date: August 12, 2003	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive

Date: August 12, 2003	By:	/s/ Bruce W. Elder
Bruce W. Elder
Vice President and Secretary