Form 10QSB
period 2003-09-30
CRESCENT FINANCIAL CORP
filed 2003-11-12
CIK 1143921

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20429

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2003 was 2,899,375.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	September 30, 2003 and December 31, 2002	3

	Consolidated Statements of Operations
	Three and Nine Month Periods Ended September 30, 2003 and 2002	4

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2003 and 2002	5 - 6

	Notes to Consolidated Financial Statements	7 - 10

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 29

Item 3 -	Controls and Procedures	30

Part II.	Other Information

	Item 6. Exhibits and Reports on Form 8-K	31

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	Sept 30, 2003 (Unaudited)	December 31, 2002*
	(dollars in thousands)
ASSETS
Cash and due from banks	$8,212	$9,461
Interest-earning deposits with banks	207	80
Federal funds sold	6,984	16,691
Investment securities available for sale at fair value	33,185	28,287
Loans	207,776	125,673
Allowance for loan losses	(3,117)	(1,711)

NET LOANS	204,659	123,962
Accrued interest receivable	945	552
Federal Home Loan Bank stock	857	500
Bank premises and equipment	2,411	1,631
Goodwill	3,869	—
Other assets	7,856	841

TOTAL ASSETS	$269,185	$182,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$45,278	$40,339
Savings	1,959	1,435
Money market and NOW	68,224	46,085
Time	106,775	65,246

TOTAL DEPOSITS	222,236	153,105
Short-term borrowings	514	—
Long-term borrowings	20,000	10,000
Accrued expenses and other liabilities	3,187	1,168

TOTAL LIABILITIES	245,937	164,273

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding;	—	—
Common stock, $1 par value, 20,000,000 shares authorized; 2,890,674 shares outstanding Sept 30, 2003; 2,143,249 shares outstanding December 31, 2002	2,891	2,143
Additional paid-in capital	18,620	14,605
Retained earnings	1,734	575
Accumulated other comprehensive income (Note D)	3	409

TOTAL STOCKHOLDERS’ EQUITY	23,248	17,732

COMMITMENTS (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$269,185	$182,005

*	Derived from audited financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Nine Month Periods Ended September 30, 2003 and 2002

	Three-month Periods Ended Sept 30,		Nine-month Periods Ended Sept 30,
	2003	2002	2003	2002
	(In Thousands, except share and per share data)
INTEREST INCOME
Loans	$2,436	$1,842	$6,458	$5,026
Investment securities available for sale	275	383	959	1,057
Federal funds sold and interest-bearing deposits	26	60	74	106

TOTAL INTEREST INCOME	2,737	2,285	7,491	6,189

INTEREST EXPENSE
Deposits	783	790	2,158	2,125
Borrowings	154	98	366	214

TOTAL INTEREST EXPENSE	937	888	2,524	2,339

NET INTEREST INCOME	1,800	1,397	4,967	3,850
PROVISION FOR LOAN LOSSES	117	96	345	501

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,683	1,301	4,622	3,349

NON-INTEREST INCOME	422	211	1,069	519

NON-INTEREST EXPENSE
Salaries and employee benefits	774	572	2,089	1,521
Occupancy and equipment	260	202	716	599
Data processing	91	74	243	196
Other	337	255	854	710

TOTAL NON-INTEREST EXPENSE	1,462	1,103	3,902	3,026

INCOME BEFORE INCOME TAXES	643	409	1,789	842
INCOME TAXES	221	52	630	15

NET INCOME	$422	$357	$1,159	$827

NET INCOME PER COMMON SHARE
Basic	$.16	$.18	$.46	$.46

Diluted	$.15	$.17	$.44	$.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note C)
Basic	2,600,256	2,032,316	2,510,520	1,790,989

Diluted	2,725,861	2,080,455	2,615,950	1,843,018

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2003 and 2002

	2003	2002
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,159	$827

Adjustments to reconcile net income to net cash used by operating activities
Depreciation	216	235
Provision for loan losses	345	501
Deferred income taxes	18	(297)
(Gain) loss on sale of assets	3	(16)
Net amortization (accretion) of premiums on securities	82	(8)
Change in assets and liabilities
(Increase) in accrued interest receivable	(393)	(101)
(Increase) in other assets	(283)	(31)
Increase in accrued interest payable	142	40
Increase in other liabilities	1,135	174

TOTAL ADJUSTMENTS	1,265	497

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,424	1,324

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(16,994)	(7,899)
Maturities of securities available for sale	1,250	1,350
Principal repayments of securities available for sale	15,308	1,977
Investment in life insurance	(5,018)	—
Net increase in loans	(24,456)	(33,146)
Purchases of bank premises and equipment	(571)	(1,032)
Expenditures on foreclosed assets	(15)	—
Net cash disbursed in business combination	(2,717)	—

NET CASH USED BY INVESTING ACTIVITIES	(33,213)	(38,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits:
Noninterest-bearing demand	1,763	23,017
Savings	(101)	584
Money market and NOW	6,330	3,050
Time deposits	3,820	22,627
Borrowed funds	7,997	5,000
Proceeds from exercise of stock options	151	20
Proceeds from issuance of stock	—	5,813

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,960	60,111

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,829)	22,685
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,232	25,003

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,403	$47,688

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2003 and 2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Purchase of Centennial Bank
Loans, net of reserves	$(56,746)	$—
Investment securities available for sale	(5,355)	—
Stock in FHLB	(207)	—
Bank premises and equipment	(427)	—
Other assets acquired	(463)	—
Goodwill	(3,869)	—
Deposits	57,317	—
Borrowings	2,517	—
Other liabilities assumed	742	—
Deferred tax asset	(839)	—
Issuance of stock	4,613	—

Net cash disbursed in business combination	$2,717	$—

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”) and its wholly owned subsidiaries, Crescent State Bank (the “Bank”) and Crescent Financial Capital Trust I (“Capital Trust I”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of Crescent Financial Corporation and subsidiaries (the “Company”), accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of the Company’s 2002 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At September 30, 2003, loan commitments are as follows

Undisbursed lines of credit	$45,864,000
Stand-by letters of credit	1,875,000

NOTE C – PER SHARE RESULTS

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

For the three months ended September 30, 2003, the weighted-average number of common shares used in computing basic earnings per share, adjusted for the stock split effected as a 15% stock dividend, was 2,600,256. The dilutive effect of stock options was 125,605 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 2,725,861. For the three months ended September 30, 2002, the weighted-average number of common shares used in computing basic earnings per share, adjusted for the stock split effected as a 15% stock dividend, was 2,032,316. The dilutive effect of stock options was 48,139 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 2,080,455.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE C – PER SHARE RESULTS (Continued)

For the nine months ended September 30, 2003, the weighted-average number of common shares used in computing basic earnings per share, adjusted for the stock split effected as a 15% stock dividend, was 2,510,520. The dilutive effect of stock options was 105,430 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 2,615,950. For the nine months ended September 30, 2002, the weighted-average number of common shares used in computing basic earnings per share, adjusted for the stock split effected as a 15% stock dividend, was 1,790,989. The dilutive effect of stock options was 52,029. The weighted-average number of shares used in computing diluted earnings per share, adjusted for the stock split effected as a 15% stock dividend, was 1,843,018.

NOTE D – COMPREHENSIVE INCOME

For the three months ended September 30, 2003 and 2002, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $89,000 and $504,000, respectively.

For the nine months ended September 30, 2003 and 2002, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $753,000 and $1,143,000, respectively.

NOTE E – BUSINESS COMBINATION

On March 12, 2003, the Company entered into an “Agreement and Plan of Reorganization and Merger” with Centennial Bank of Southern Pines, North Carolina. The acquisition was approved at the annual shareholders’ meeting on July 22, 2003 and the transaction took place effective with the close of business on August 29, 2003. Centennial Bank shareholders could elect to receive $10.11 in cash for each share of Centennial Bank stock they owned, exchange each share of Centennial Bank stock for 0.9323 shares of Crescent Financial Corporation stock or receive 50% in cash and 50% in stock. As a result of the acquisition, the Company will pay $4.4 million for shares exchanged for cash and has issued 405,502 additional shares of stock. The acquisition was accounted for using the purchase method of accounting, with the operating results of Centennial Bank subsequent to August 29, 2003 included in the Company’s financial statements.

The following table reflects the unaudited pro forma combined results of operations for the three and nine months ended September 30, 2003 and 2002, assuming the acquisition had occurred at the beginning of fiscal year 2002.

	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002
	(Amounts in thousands)
Net interest income	$2,190	$1,985	$6,552	$5,503
Net income	489	329	1,361	776

Net income per share:
Basic	$.17	$.14	$.47	$.35
Diluted	.16	.13	.46	.35

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE E – BUSINESS COMBINATION (Continued)

The pro forma net income for the three and nine months ended September 30, 2003 does not reflect approximately $1.1 million in merger related costs incurred by Centennial Bank. In management’s opinion, these unaudited results are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal year 2002.

A summary of the total purchase price of the transaction is as follows:

(In thousands)

Fair value of common stock issued	$4,613
Cash paid for shares	4,427
Transaction costs	325

Total purchase price	$9,365

A summary of the estimated value of the Centennial Bank assets acquired and liabilities assumed is as follows:

(In thousands)
Cash and cash equivalents	$1,710
Investment securities available for sale	5,355
Stock in FHLB of Atlanta	207
Loans receivable, net	56,746
Premises and equipment	427
Deferred tax asset	839
Goodwill	3,869
Other assets	463
Deposits	(57,317)
Borrowings	(2,517)
Other liabilities	(742)

Net assets acquired	$9,040
Transaction costs	325

Total purchase price	$9,365

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE F – STOCK COMPENSATION PLANS

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
Net income:
As reported	$422	$357	$1,159	$827
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	7	27	21	61

Pro forma	$415	$330	$1,138	$766

Basic earnings per share:
As reported	$.16	$.18	$.46	$.46
Pro forma	.16	.16	.45	.43
Diluted earnings per share:
As reported	$.15	$.17	$.44	$.45
Pro forma	.15	.16	.43	.42

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the periods ended September 30, 2003 and 2002. It should be read in conjunction with the audited financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003

AND DECEMBER 31, 2002

Total assets at September 30, 2003 were $269.2 million compared with $182.0 million at December 31, 2002. Earning assets totaled $245.9 million or 92% of total assets at September 30, 2003 compared with $170.6 million or 94% of total assets as of December 31, 2002. Components of earning assets at September 30, 2003 were $204.7 million in net loans, $34.0 million in investment securities and FHLB stock, $7.0 million in overnight investments and $207,000 in interest bearing deposits with correspondent banks. Total deposits and stockholders’ equity at September 30, 2003 were $222.2 million and $23.2 million compared to $153.1 million and $17.7 million, respectively, at December 31, 2002.

Gross loans outstanding at September 30, 2003 increased by $82.1 million or 65% to $207.8 million compared to $125.7 million reported at December 31, 2002. The composition of the loan portfolio, by category, as of September 30, 2003, was 48% commercial mortgage loans, 16% commercial loans, 14% construction loans, 11% home equity loans and lines, 7% residential mortgage loans and 4% consumer loans. The commercial mortgage category showed the most significant net increase growing $47.5 million from $52.4 million at December 31, 2002 to $99.9 million at September 30, 2003. The residential mortgage loan category increased by $12.3 million during the nine-month period from $2.3 million to $14.6 million. The commercial loan portfolio increased by $9.0 million from $24.6 million at December 31, 2002 to $33.6 million at September 30, 2003. Home equity lines and loans outstanding grew by $5.9 million from $16.1 million at December 31, 2002 to $22.0 million at September 30, 2003. Consumer loans increased by $4.9 million from $3.1 million to $8.0 million over the nine-month period. The construction and development loan portfolio has grown by $2.6 million over the nine-month period from $27.5 million at December 31, 2002 to $30.1 million at September 30, 2003. The composition of the loan portfolio, by category, as of December 31, 2002 was 42% commercial mortgage loans, 22% construction loans, 19% commercial loans, 13% home equity loans and lines, 2% consumer loans, and 2% residential real estate mortgage loans.

The acquisition of Centennial Bank on August 29, 2003 added $57.9 million of the total $82.1 million increase in gross loans. Loans acquired by category include $22.3 million in commercial mortgage loans, $15.1 million in residential mortgage loans, $6.7 million in commercial loans, $5.4 million in consumer loans, $4.3 million in construction and development loans and $4.1 million in home equity lines.

The Company had an allowance for loan losses at September 30, 2003 of $3.1 million or 1.50% of total outstanding loans compared to $1.7 million or 1.36% of total outstanding loans at December 31, 2002. The Company recorded $1.1 million in loan loss allowance in the Centennial merger. At September 30, 2003, there were three loans totaling $70,000 in non-accrual status and no loans 90 days or more past due and still accruing interest. Non-performing loans, which consist solely of loans in nonaccrual status, represented 0.03% of total outstanding loans at September 30, 2003.

The Company has investment securities with an amortized cost of $33.2 million at September 30, 2003. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $33.2 million. The Company’s investment in debt securities at September 30, 2003, consists of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and trust preferred securities. The portfolio increased by $4.9 million or 17% compared with $28.3 million at December 31, 2002. As a result of the merger with Centennial Bank, the Company acquired $4.9 million in mortgage-backed securities and $500,000 of trust preferred securities issued by another North Carolina community financial institution. Due to the current rate environment for mortgage loans, the portfolio has been experiencing significant principal pre-payments of mortgage-backed securities and collateralized mortgage obligations. Activities resulting in increases to the portfolio include the purchase or acquisition of $22.2 million in new securities. Activities resulting in decreases to the portfolio include $15.3 million of principal repayments, $1.2 million in bond maturities, a $700,000 decline in market value and $81,000 in net premium amortization. The Company also owned $857,000 of Federal Home Loan Bank stock at September 30, 2003 compared with $500,000 on December 31, 2002.

Federal funds sold at September 30, 2003 were $7.0 million reflecting a $9.7 million decrease compared to the $16.7 million reported at December 31, 2002. The Company holds funds in overnight investments to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels. During periods of increased mortgage lending activity, overnight funds tend to increase sharply at month-end due to several real estate settlement deposit accounts maintained by attorney customers. Due to an increase in mortgage rates during the three-months ended September 30, 2003, the fluctuation in overnight investments at month-end is not as pronounced as it has been during the first six months of the year. At September 30, 2003, the increase in the balance of Federal funds sold due to the fluctuation in the real estate settlement accounts was approximately $3.2 million. The daily average balances for Federal funds sold for the nine-month period ended September 30, 2003 was $8.2 million.

Interest-earning deposits held at correspondent banks increased by approximately $127,000 from $80,000 at December 31, 2002 to $207,000 at September 30, 2003. The increase represents principal and interest payments from the investment portfolio waiting to be re-invested.

Non-interest earning assets increased by $10.8 million between December 31, 2002 and September 30, 2003. Non-interest bearing cash due from banks decreased by $1.2 million during the nine-months ended September 30, 2003. Cash due from banks includes amounts represented by checks in the process of being collected through the Federal Reserve payment system. Funds represented by these checks were not yet collected and therefore could not be invested overnight. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows.

There was a net increase in bank premises and equipment of $780,000. This increase resulted from the acquisition of Centennial Bank and costs incurred to construct a new branch facility in Holly Springs, North Carolina. Other significant increases in other assets include the purchase of bank owned life insurance with a cash surrender value of $5.0 million, the recordation of $3.9 million in goodwill resulting from the merger and $839,000 in deferred tax assets recorded in the Centennial Bank merger.

Total deposits increased by $69.1 million or 45% between December 31, 2002 and September 30, 2003 from $153.1 million to $222.2 million. The interest-bearing categories increased by $64.2 million over the nine-month period from $112.8 million on December 31, 2002 to $177.0 million at September 30, 2003. The time deposit, money market and savings categories increased by $41.5 million, $22.1 million and $523,000, respectively. The non-interest bearing demand deposit category increased by $4.9 million over the nine months to $45.3 million on September 30, 2003.

The acquisition of Centennial Bank on August 29, 2003 added approximately $57.3 million in deposits to the Company’s balance sheet. The total increase included $37.7 million in time deposits, $14.0 million in interest-bearing demand, $3.2 million in non interest-bearing demand, $1.8 million in money market and $624,000 in savings.

As previously mentioned in the discussion of Federal funds sold, the Bank maintains a number of deposit relationships with real estate settlement attorneys. The nature of the settlement attorneys’ business dictates that cash flows into their deposit accounts prior to settling a real estate transaction and flows out following the transaction. The majority of real estate transactions tend to occur toward the end of each month. At September 30, 2003, aggregate balances in the real estate settlement deposit accounts were $24.3 million compared to $31.5 million at December 31, 2002. Of the total balance in real estate settlement deposits on September 30, 2003, $19.0 million is in the non-interest bearing demand deposit category and $5.3 million is in the interest bearing demand category. At December 31, 2002, $21.8 million of the $31.5 million was in the non-interest bearing demand deposit category and the remaining $9.7 million was in the interest bearing category. For the quarters ended September 30, 2003 and December 31, 2002, the average aggregate quarterly balances in these real estate settlement accounts were approximately $21.1 million and $22.2 million, respectively. Excluding the temporary, month-end effect of the real estate settlement deposit accounts, total deposits at September 30, 2003 would have been approximately $219.1 million and $143.8 million at December 31, 2002.

The composition of the deposit base, by category, at September 30, 2003 is as follows: 48% time deposits, 20% non-interest-bearing demand deposits, 19% interest-bearing demand deposits, 12% money market and 1% statement savings. The composition of the deposit base, by category, at December 31, 2002 was 43% time deposits, 26% non-interest-bearing demand deposits, 18% interest-bearing demand deposits, 12% money market and 1% statement savings. Time deposits of $100,000 or more totaled $47.6 million at September 30, 2003 compared to $34.0 million at December 31, 2002. During 2002, the Company began to use brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds priced at or below rates being offered in our local marketplace. Additionally, brokered deposits do not need to be collateralized like Federal Home Loan Bank borrowings. Brokered deposits were $6.8 million at September 30, 2003 and $10.9 million at December 31, 2002.

The Company had $12.0 million of Federal Home Loan Bank borrowings outstanding at September 30, 2003 compared to $10.0 million outstanding at December 31, 2002. The total borrowings are comprised of two $5.0 million advances and one $2.0 million advance acquired from Centennial Bank.

On August 27, 2003, Capital Trust I issued Trust Preferred securities in the amount of $8.0 million at a variable interest rate equal to three-month LIBOR plus 310 basis points. The initial interest rate is 4.24% and resets quarterly beginning on January 7, 2004. The Trust Preferred securities have a thirty year maturity with a continuous five year call provision and are eligible for inclusion as Tier 1 capital.

On September 30, 2003, the Company had securities sold under repurchase agreements in the amount of $514,000. Securities sold under repurchase agreements generally mature within one to four days from the transaction date. There were no securities sold under repurchase agreements on December 31, 2003.

Accrued interest payable and other liabilities increased by $2.0 million to $3.2 million at September 30, 2003 compared with $1.2 million at December 31, 2002. The increase is primarily the result of a liability to account for cash to be distributed to former Centennial shareholders as merger consideration.

Between December 31, 2002 and September 30, 2003, total stockholders’ equity rose by $5.5 million. The change resulted from a $4,763,000 increase due to the issuance of common stock pursuant to the merger transaction and $151,000 from the exercise of stock options, plus net income for the nine-month period of $1,159,000, less unrealized losses on available for sale securities, net of taxes, of $406,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED

SEPTEMBER 30, 2003 AND 2002

Net Income. Net income for the three-month period ending September 30, 2003 was $422,000 or $.16 per basic share ($.15 per diluted share) compared with net income of $357,000 or $.18 per basic share ($.17 per diluted share) for the three-month period ended September 30, 2002. Annualized return on average assets was .77% and .90% for the periods ended September 30, 2003 and 2002, respectively. Return on average equity for the current period was 8.38% compared to 10.17% for the prior period. Despite higher earnings during the three months ended September 30, 2003, return on average equity and earnings per share declined due primarily to the sale of 690,000 additional shares in August 2002 and the issuance of 405,502 shares to complete the acquisition of Centennial Bank. When comparing results of operations for the three-month periods, it should be noted that during 2002, the Company recognized a deferred tax asset generated in periods before profitability was achieved. The recognition of the deferred tax asset resulted in tax expense for the three-month period ended September 30, 2002 of $52,000 compared to income tax expense for the period ended September 30, 2003 of $221,000. Comparing results of operations on a pre-tax basis, the Company made $643,000 for the three-month period ended September 30, 2003 and $409,000 for the prior period.

Results of operations for the three-month period ended September 30, 2003, when compared with the period ended September 30, 2002, were positively impacted by strong earning asset growth over the past twelve months resulting in improved net interest income. Comparatively, earnings were positively impacted by a significant increase in non-interest income and negatively impacted by an increase in both the loan loss provision and non-interest expenses.

Net Interest Income. Net interest income increased by $403,000 or 29% from $1.4 million for the three-month period ended September 30, 2002 to $1.8 million for the three-month period ended September 30, 2003. The increase in net interest income resulted from strong growth in earning assets. The increase in net interest income from asset growth more than offset the unfavorable impact from a continued decline in the yield on those assets. Total interest expense from deposits and other borrowings also increased due to growth in interest-bearing liabilities needed to fund the higher volume of assets. The Company’s net interest margin and interest spread declined as yields on interest earning assets dropped more than the cost of interest-bearing liabilities.

Total average earning assets increased $54.6 million or 36% from an average of $150.3 million for the quarter ended September 30, 2002 to an average of $204.9 million for the quarter ended September 30, 2003. The average balance of loans outstanding during the quarter ended September 30, 2003 was $164.3 million, increasing by $53.7 million or 49% compared to $110.6 million for the prior year period. Average loans outstanding increased by $53.7 million or 49%. The average balance of the investment securities portfolio for the three-month period ended September 30, 2003 was $29.7 million, increasing by $3.3 million or 13% compared to an average of $23.3 million at September 30, 2002. The average balance of federal funds sold and other earning assets decreased to $10.9 million for the current three-month period compared to $13.4 million for the prior period. The net growth in total average earning assets accounted for an $878,000 increase in interest income, which was partially offset by a $426,000 decrease in interest income due to lower yields realized on earning assets. Total interest income increased by $452,000 for the current three-month period compared to the same period from the prior year. Total interest expense experienced a net increase of $49,000. Interest expense increased during the current three-month period by $249,000 due to growth in interest-bearing funds and declined by $200,000 due to the lower interest rate environment. Average interest-bearing liabilities increased by $39.4 million or 33% from $118.0 million for the quarter ended September 30, 2002 to $157.4 million for the current quarter.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended September 30, 2003 was 3.49% compared to 3.69% for the three-month period ended September 30, 2002. The average yield on earning assets for the current three-month period declined 73 basis points to 5.30% compared with 6.03% for the prior year period, while the average cost of interest-bearing funds decreased by 63 basis points to 2.36% from 2.99%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased by 11 basis points from 3.05% for the quarter ended September 30, 2002 to 2.94% for the quarter ended September 30, 2003.

Between January 1, 2001 and December 31, 2001, the Federal Reserve cut short-term interest rates 475 basis points in an effort to stimulate an ailing economy. Since that time, the economy continued to show signs of weakness and the Federal Reserve choose to reduce short-term rates in November 2002 and June 2003 by 50 and 25 basis points, respectively. Over the past 18 months, the Company has tried to position its balance sheet to take advantage of the next interest rate cycle in which rates increase moderately. Therefore, approximately 60% to 65% of new loan volume has been priced at a variable interest rate. The rate on a typical variable loan might adjust based on the Prime lending rate (currently at 4.00%) plus 1/2% to 2%. In the current rate environment, the yield on new loan growth is typically less than the yield on the existing loan portfolio. This will have a detrimental impact on the overall yield on earning assets. Additionally, principal prepayments on mortgage-backed securities and collateralized mortgage obligations have increased significantly and have been reinvested at lower current market rates. The drop in the yield on earning assets has been more pronounced than the decline in the cost of interest-bearing funds.

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

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended September 30, 2003 was $117,000 compared to $96,000 recorded for the same period in 2002. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increase in the loan loss provision is due primarily to higher loan growth in the third quarter of 2003, without regard to the loans acquired in the Centennial Bank transaction, compared to the same quarter in 2002. The allowance for loan losses was $3.1 million at September 30, 2003, representing 1.50% of total outstanding loans.

Non-Interest Income. For the three-month period ended September 30, 2003, non-interest income was $422,000 compared to $211,000 for the same period in 2002. The largest components of non-interest income in the second quarter of 2003 were $171,000 in mortgage loan origination fees, $112,000 in customer service charges, and $39,000 in service charges and fees on deposit accounts. The Company also recognized $25,000 in dividend income from our investment in a mortgage company and $22,000 in investment referral fees.

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

Non-Interest Expenses. Non-interest expenses were $1,462,000 for the three-month period ended September 30, 2003 compared with $1,103,000 for the same period ended September 30, 2002. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $774,000 for the three-month period ended September 30, 2003, compared to $572,000 for the same period in the prior year. The increase is primarily due to adding staff for branch expansion and to support the Company’s growth. The Company’s recent acquisition of Centennial Bank on August 29, 2003 increases the number of full-service branch locations to seven. Additionally, the Company announced the opening of a loan production office in Sanford, North Carolina and the officer leading that effort has been employed since late August 2003. The Company also experienced a significant increase in health insurance costs since the prior year period. Management anticipates personnel expense to continue to increase as opportunities to hire quality employees present themselves.

Occupancy and equipment expenses increased by $58,000 or 29% from $202,000 for the three-month period ended September 30, 2002 to $261,000 for the current year period. Three new locations have been established since the three-month period ended September 30, 2002. The Holly Springs office accounted for $21,000 of the total increase in occupancy expense, and the two new offices acquired in the Centennial transaction added $36,000 of occupancy expense during the month of September 2003. Data processing costs increased from $74,000 for the three-months ended September 30, 2002 to $91,000 for the current three-month period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes. The added costs of installing and maintaining data communications lines to the new branch facilities are also considered data processing expenses. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $82,000 to $337,000 for the third quarter of 2003 compared with $255,000 for the third quarter in the prior year. The increase was primarily a result of the Company’s continued growth and branch expansion activities. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $221,000 during the three-months ended September 30, 2003 compared with income tax expense of $52,000 for the prior year period. The Company had generated deferred tax assets during the periods prior to achieving profitability. Those assets were not recognized until the Company displayed the ability to utilize those deferred benefits against future earnings. By recording positive earnings during the final three quarters of 2001, the Company demonstrated its ability to fully utilize those benefits. The deferred asset was recognized at a rate of $99,000 per quarter during 2002, thereby reducing income tax expense. Therefore, the $52,000 income tax expense for the three months ended September 30, 2002 results from current income taxes of $151,000 net of the $99,000 deferred benefit.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2003 AND 2002

Net Income. Net income for the nine-month period ending September 30, 2003 was $1,159,000 compared to $827,000 for the period ended September 30, 2002. For the current nine-month period, diluted earnings per share were $.44 ($.46 basic) compared with diluted earnings per share of $.45 ($.46 basic) for the prior period. Annualized return on average assets was .81% and .82% for the nine-month periods ended September 30, 2003 and 2002, respectively. Return on average equity for the current period was 8.25% compared to 9.41% for the prior period. Despite higher earnings during the nine-months ended September 30, 2003, return on average equity and diluted earnings per share declined due primarily to the sale of 690,000 additional shares in August 2002 and the issuance of 405,502 shares to complete the acquisition of Centennial Bank. When comparing results of operations for the nine-month periods, it should be noted that during 2002, the Company recognized a deferred tax asset generated in periods before profitability was achieved. The recognition of the deferred tax asset resulted in income tax expense for the nine-month period ended September 30, 2002 of $15,000 compared to income tax expense for the period ended September 30, 2003 of $630,000. Comparing results of operations on a pre-tax basis, the Company made $1,789,000 for the nine-month period ended September 30, 2003 and $842,000 for the prior period.

Results of operations for the nine-month period ended September 30, 2003, when compared with the period ended September 30, 2002, were positively impacted by strong earning asset growth over the past twelve months resulting in improved net interest income. An increase in non interest income and a reduction in the provision for loan losses had positive impacts on net income. The potential impact was somewhat mitigated by an increase in non-interest expenses.

Net Interest Income. Net interest income for the nine-month period ended September 30, 2003 was approximately $5.0 million, representing a $1.1 million or 29% increase over the $3.9 million reported for the prior year period. The increase in net interest income was due to sharp growth in the average volume of interest-earning assets for the nine months of 2003 when compared to the prior year period. The growth more than offset the unfavorable impact from a continued decline in the yield on those assets. Total interest expense from deposits and other borrowings also increased due to growth in interest-bearing liabilities needed to fund the higher volume of assets. The Company’s net interest margin and interest spread declined as yields on interest earning assets declined more than the cost of interest-bearing liabilities.

Total average earning assets increased $50.7 million or 39% from an average of $129.9 million for the nine-months ended September 30, 2002 to an average of $180.6 million for the nine-months ended September 30, 2003. The average balance of loans outstanding during the nine-months ended September 30, 2003 was $143.3 million, increasing by $43.8 million or 44% compared to $99.5 million of average outstanding loans for the prior year period. The average balance of the investment securities portfolio for the current nine-month period was $28.2 million compared to an average of $23.6 million for the nine-months ended September 30, 2002. The average balance of federal funds sold and other earning assets increased to $9.1 million for the current period compared to $6.9 million for the prior period. The net growth in total average earning assets accounted for a $2.4 million increase in interest income, which was partially offset by a $1.1 million decrease in interest income due to lower yields realized on earning assets. Total interest income increased by $1.3 million for the nine-months ended September 30, 2003 compared to the same period from the prior year. Total interest expense experienced a net increase of $185,000. Interest expense increased during the current nine-month period by $719,000 due to growth in interest-bearing funds and declined by $534,000 due to the lower interest rate environment. Average interest-bearing liabilities increased by $34.1 million or 34% from $101.5 million for the period ended September 30, 2002 to $135.6 million for the current period.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the nine-month period ended September 30, 2003 was 3.68% compared to 3.96% for the nine-month period ended September 30, 2002. The average yield on earning assets for the current nine-month period declined 82 basis points to 5.55% compared with 6.37% for the prior year period, while the average cost of interest-bearing funds decreased by 59 basis points to 2.49% from 3.08%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased by 23 basis points from 3.29% for the period ended September 30, 2002 to 3.06% for the period ended September 30, 2003.

Between January 1, 2001 and December 31, 2001, the Federal Reserve cut short-term interest rates 475 basis points in an effort to stimulate an ailing economy. Since that time, the economy continued to show signs of weakness and the Federal Reserve choose to reduce short-term rates in November 2002 and June 2003 by 50 and 25 basis points, respectively. Over the past 18 months, the Company has tried to position its balance sheet to take advantage of the next interest rate cycle in which rates increase moderately. Therefore, approximately 60% to 65% of new loan volume has been priced at a variable interest rate. The rate on a typical variable loan might adjust based on the Prime lending rate (currently at 4.00%) plus 1/2% to 2%. In the current rate environment, the yield on new loan growth is typically less than the yield on the existing loan portfolio. This will have a detrimental impact on the overall yield on earning assets. Additionally, principal prepayments on mortgage-backed securities and collateralized mortgage obligations have increased significantly and have been reinvested at lower current market rates. The drop in the yield on earning assets has been more pronounced than the decline in the cost of interest-bearing funds.

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

Provision for Loan Losses. The Company’s provision for loan losses for the nine-month period ended September 30, 2003 was $345,000 compared to $501,000 for the nine-month period from a year ago. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The decrease in the loan loss provision during the first nine months of 2003 is principally due to a decline in net growth of the loan portfolio, without regard to the loans acquired in the Centennial Bank transaction, when compared to the net growth experienced during the first nine months of 2002. The allowance for loan losses is $3.1 million at September 30, 2003, representing 1.50% of total outstanding loans.

Non-Interest Income. Non-interest income for the nine-month period ended September 30, 2003 increased by $550,000 or 106% to $1,069,000 compared with $519,000 for prior period. The largest components of non-interest income for the current period were mortgage loan origination fees of $456,000 customer service charges of $304,000, and service charge fee income on deposit accounts of $115,000. Additionally, the Company earned $60,000 in investment referral income and $50,000 of dividend income from its investment in a mortgage company. Management expects the level of non-interest income to rise as the volume of deposit accounts and fee-generating opportunities increase.

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

Non-Interest Expenses. Non-interest expenses were $3.9 million for the nine-month period ended September 30, 2003 compared with $3.0 million for the same period ended September 30, 2002. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $2.1 for the nine-month period ended September 30, 2003, compared with $1.5 million recorded for the same period in the prior year. The increase is due to adding management level and staff positions for branch expansion and to support the Company’s growth. Additionally, the significant increase in mortgage loan originations resulted in a higher commission pay-out. The Company also experienced a significant increase in health insurance costs since the prior year period. Management anticipates personnel expense to continue to increase as opportunities to hire quality employees present themselves.

Occupancy expenses increased by $117,000 or 20% from $599,000 for the nine-month period ended September 30, 2002 to $716,000 for the current year period. The Company opened its fifth branch office in Holly Springs, North Carolina in May 2003 and operated two new branches in Pinehurst and Southern Pines, North Carolina during the month of September 2003. Occupancy expense related to the new branch total $87,000 for the nine-months ended September 30, 2003, of which approximately $33,000 is non-recurring, and occupancy expense for the two acquired offices was $36,000 in the final month of the period. Data processing costs increased from $196,000 for the nine-months ended September 30, 2002 to $243,000 for the current nine-month period. The Company outsources its data processing and expenses are tied closely to transaction and account volumes. As the Company continues to grow in accordance with its strategic plan, management expects occupancy and data processing costs to increase.

Other non-interest expenses increased by $144,000 to $854,000 for the first nine months of 2003 compared with $710,000 for the comparative prior period. The increase was primarily as a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $630,000 during the nine-months ended September 30, 2003 compared with income tax expense of $15,000 for the prior year period. The Company had generated deferred tax assets during the periods prior to achieving profitability. Those assets were not recognized until the Company displayed the ability to utilize those deferred benefits against future earnings. By recording positive earnings during the final three quarters of 2001, the Company demonstrated its ability to fully utilize those benefits. The deferred asset was recognized at a rate of $99,000 per quarter during 2002, thereby reducing income tax expense. Therefore, the $15,000 income tax expense for the nine months ended September 30, 2002 results from current income taxes of $312,000 net of the $297,000 deferred benefit.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company’s assets and liabilities for the three and nine-month periods ended September 30, 2003 and 2002. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the table, non-accrual loans are included, when applicable, in the average loan balance.

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)	For the Three-Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earnings assets
Loan portfolio	$164,343	$2,436	5.88%	$110,608	$1,842	6.61%
Investment securities	29,664	275	3.71%	26,333	383	5.82%
Fed funds and other interest-earning assets	10,888	26	0.95%	13,373	60	1.78%

Total interest-earning assets	204,895	2,737	5.30%	150,314	2,285	6.03%
Noninterest-bearing assets	13,496			4,593

Total assets	$218,391			$156,958

Interest-bearing liabilities
Interest-bearing NOW	$34,387	73	0.84%	$21,148	87	1.63%
Money market and savings	25,230	84	1.32%	19,806	88	1.76%
Time deposits	82,738	626	3.00%	67,828	615	3.60%
Borrowings	15,047	154	4.06%	9,231	98	4.17%

Total interest-bearing liabilities	157,402	937	2.36%	118,013	888	2.99%
Other liabilities	40,990			25,034

Total liabilities	198,392			143,047
Stockholders’ equity	19,999			13,911

Total liabilities & stockholders’ equity	$218,391			$156,958

Net interest income		$1,800			$1,397

Interest rate spread			2.94%			3.05%

Net interest-margin			3.49%			3.69%

Percentage of average interest-earning assets to average interest-bearing liabilities			130.17%			127.37%

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)
	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earnings assets
Loan portfolio	$143,269	$6,458	6.03%	$99,464	$5,026	6.76%
Investment securities	28,185	959	4.54%	23,606	1,057	5.97%
Fed funds and other interest-earning assets	9,111	74	1.09%	6,862	106	2.07%

Total earning assets	180,565	7,491	5.55%	129,932	6,189	6.37%
Noninterest-bearing assets	9,665			5,195

Total assets	$190,230			$135,127

Interest-bearing liabilities
Interest-bearing NOW	$28,486	201	0.94%	$17,587	233	1.77%
Money market and savings	22,410	226	1.35%	20,569	297	1.93%
Time deposits	$72,678	$1,731	3.18%	$56,574	$1,595	3.77%
Borrowings	12,033	366	4.07%	6,741	214	4.24%

Total interest-bearing liabilities	135,607	2,524	2.49%	101,471	2,339	3.08%
Other liabilities	35,850			21,910

Total liabilities	171,457			123,381
Stockholders’ equity	18,773			11,746

Total liabilities & stockholders’ equity	$190,230			$135,127

Net interest income		$4,967			$3,850

Interest rate spread			3.06%			3.29%

Net margin			3.68%			3.96%

Percentage of average interest-earning assets to average interest bearing liabilities			133.15%			128.05%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three and nine-month periods ended September 30, 2003 and 2002. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis
	Three Months Ended September 30, 2003 vs. 2002 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	847	(253)	594
Investment Securities	39	(147)	(108)
Fed funds and other interest-earning assets	(8)	(26)	(34)

Total interest-earning assets	878	(426)	452

Interest Expense
Interest-bearing NOW	41	(55)	(14)
Money market and savings	21	(25)	(4)
Time deposits	125	(114)	11
Borrowings	62	(6)	56

Total interest-bearing liabilities	249	(200)	49
Net interest income	629	(226)	403

Rate/Volume Analysis
	Nine Months Ended September 30, 2003 vs. 2002 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	2,211	(779)	1,432
Investment Securities	180	(278)	(98)
Fed funds and other interest-earning assets	27	(59)	(32)

Total interest-earning assets	2,418	(1,116)	1,302

Interest Expense
Interest-bearing NOW	111	(143)	(32)
Money market and savings	23	(94)	(71)
Time deposits	420	(284)	136
Borrowings	165	(13)	152

Total interest-bearing liabilities	719	(534)	185
Net interest income	1,699	(582)	1,117

NONPERFORMING ASSETS

The table below sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At September 30,		At December 31,
	2003	2002	2002	2001
	(Dollars in thousands)
Nonaccrual loans	$70	$—	$—	$429
Restructured loans	—	—	—	—

Total nonperforming loans	70	—	—	429
Real estate owned	175	—	—	—

Total nonperforming assets	$245	$—	$—	$429

Accruing loans past due 90 days or more	$—	$—	$—	$—
Allowance for loan losses	3,117	1,552	1,711	1,116
Nonperforming loans to period end loans	.03%	0.00%	0.00%	.53%
Allowance for loan losses to period end loans	1.50%	1.37%	1.36%	1.38%
Allowance for loan losses to nonperforming loans	4,452.86%	0.00%	0.00%	260.14%
Nonperforming assets to total assets	.09%	.00%	0.00%	.33%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At September 30, 2003, we had identified five loans totaling $882,000 as a potential problem loans.

The Company owned one piece of foreclosed real estate at September 30, 2003. One loan reported as a non-accrual at March 31, 2003, in the amount of $180,000, was secured by an unfinished one-to-four family residential property. The Company successfully foreclosed on the property during the second quarter of 2003. The Company charged $20,000 against the allowance for loan losses and recorded the property at $160,000. The Company invested an additional $15,000 to complete construction on the property resulting in the carrying value of $175,000. The property is currently marketed for $189,900 and selling expenses are anticipated to be $9,000. There were no properties recorded as other real estate owned at September 30, 2002.

There were three non-accrual loans at September 30, 2003 in the aggregate amount of $70,000. One loan is secured by a vehicle and the personal guarantee of the borrower’s father. Small monthly payments are being made and applied to principal. The other two loans are secured by a mobile home and the borrower is in bankruptcy. Interest foregone on nonaccrual loans was approximately $8,000 for the nine-month period ended September 30, 2003. There were no nonaccrual loans at September 30, 2002.

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

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. Through the acquisition of Centennial Bank, the Company increased the loan loss reserve by $1.1 million. This represented the loan loss allowance of Centennial Bank at the time of to the merger. For the nine-month period ended September 30, 2003, there were $67,000 in net loan charge-offs and at September 30, 2003 there were $70,000 in non-performing loans. The allowance for loan losses at September 30, 2003 was $3.1 million, which represents 1.50% of total outstanding loans.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses
	At September 30,
	2003		2002
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Residential real estate loans	$54	7.02%	$12	2.62%
Home equity loans and lines	111	10.55%	82	13.50%
Commercial mortgage loans	1,465	48.02%	516	42.52%
Construction loans	432	14.44%	368	20.22%
Commercial and industrial loans	875	16.13%	503	18.52%
Loans to individuals	180	3.84%	71	2.62%

Total loans	$3,117	100.00%	$1,552	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses
	For the Period Ended Sept 30,
	2003	2002
	(Dollars in thousands)
Balance at the beginning of the year	$1,711	$1,116
Charge-offs:
Commercial and industrial loans	76	6
Loans to individuals	3	60

Total charge-offs	79	66

Recoveries	12	1

Net charge-offs	67	65
Acquired in Centennial Bank transaction	1,128	—
Provision for loan losses	345	501

Balance at the end of the year	$3,117	$1,552

Total loans outstanding at period-end	$207,776	$113,654
Average loans outstanding for the period	$164,343	$99,464
Allowance for loan losses to total loans outstanding	1.50%	1.37%
Ratio of net charge-offs to average loans outstanding	0.04%	0.07%

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

As of September 30, 2003, liquid assets (cash and due from banks, interest-earning deposits with banks, Federal funds sold and investment securities available for sale) were approximately $48.6 million, which represents 18% of total assets and 22% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $45.8 million of which $12.0 million is outstanding at September 30, 2003. At September 30, 2003, outstanding commitments for undisbursed lines of credit and letters of credit amounted to approximately $47.7 million. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios and anticipated increases in deposits. Certificates of deposits represented 48% of the Company’s total deposits at September 30, 2003 compared with 43% at December 31, 2002. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 21% of the Company’s total deposits at September 30, 2003 compared to 22% at year-end December 31, 2002. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent State Bank must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At September 30, 2003, the Bank’s equity to asset ratio was 8.64%. All capital ratios place the Bank in excess of the minimum required to be deemed an adequately capitalized bank by regulatory measures. The Bank’s ratio of Tier I capital to risk-weighted assets at September 30, 2003 was 11.07%.

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

Item 3. Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during or subsequent to the period covered by this report.

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

During the quarter ended September 30, 2003, the following Current Reports on Form 8-K were filed with the Securities Exchange Commission:

Form 8-K, dated July 15, 2003, included information regarding the July 15, 2003 press release announcing Crescent Financial Corporation’s second quarter earnings. The Company reported net income of $374,000 for the three-month period and $737,000 for the six-month period ended June 30, 2003. Total assets at June 30, 2003 were $227 million.

Form 8-K, dated August 29, 2003, included information regarding the completion of the acquisition of Centennial Bank of Southern Pines, North Carolina. The transaction was valued at approximately $9.1 million with 50% of Centennial Bank common stock shares being exchanged for Crescent Financial Corporation stock and 50% was exchanged for cash at $10.11 per share.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION

Date: November 12, 2003	By:	/s/ Michael G. Carlton
Michael G. Carlton President and Chief Executive

Date: November 12, 2003	By:	/s/ Bruce W. Elder
Bruce W. Elder Vice President and Secretary