Form 10KSB
period 2003-12-31
CRESCENT FINANCIAL CORP
filed 2004-03-30
CIK 1143921

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2003

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

COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

The Registrant’s revenues for the year ended December 31, 2003 were $12,595,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 12, 2004 was approximately $42,145,790.

The number of shares of the Registrant’s Common Stock outstanding on March 12, 2004 was 3,510,534.

Documents Incorporated by Reference:

1.	Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 2003 (Part II)

2.	Proxy Statement dated March 31 for the 2004 Annual Meeting of Shareholders (Part III).

Transitional Small Business Format    Yes  ☐    No  ☒

FORM 10-KSB CROSS-REFERENCE INDEX

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

The Bank was incorporated on December 22, 1998, as a North Carolina-chartered commercial bank and opened for business on December 31, 1998. In addition to its main office, the Bank operates seven (7) full service branch offices in Cary (2), Apex, Clayton, Holly Springs, Pinehurst and Southern Pines, North Carolina and a loan production office located in Sanford, North Carolina.

The Bank operates for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in its market area. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer and personal loans, and mortgage services and other associated financial services.

Primary Market Area

The Registrant’s market area consists of the Towns of Cary, Apex and Holly Springs, Wake County, North Carolina, the Town of Clayton, Johnston County, North Carolina, the towns of Pinehurst and Southern Pines, Moore County, North Carolina and the Town of Sanford, Lee County, North Carolina. Wake County is part of the second largest metropolitan area in North Carolina, which, with adjacent counties, has a population of over one million. Cary, the second largest city in Wake County and the seventh largest in North Carolina, has an estimated population of over 103,000. The area is a very strong and diversified economic area. The total population of Wake County is over 650,000. The total population of Johnston County is over 110,000. Moore County has an estimated population of 77,150 and Lee County has an estimated population of approximately 50,000. The market area is served by several major highways, Interstate 40, US 1 and 64, and NC 55. International, national, and regional airlines are served from the Raleigh-Durham International Airport, which is less than five miles from Cary.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to statewide branching. Registrant competes in its market areas with large regional and national banking organizations, other federally and state chartered financial institutions such as savings and loan institutions and credit unions, consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. As of June 30, 2003, Wake County had 204 offices of 19 other commercial and savings banks (including the largest banks in North Carolina). As of June 30, 2003, the Registrant accounted for 2.02% of total deposits by commercial and savings banks in Wake County. As of June 30, 2003, Johnston County had 34 offices of 9 different commercial and savings institutions (including the largest banks in North Carolina). As of June 30, 2003, the Registrant accounted for 1.24% of total deposits by commercial and savings banks in Johnston County. As of June 30, 2003, Moore County had 35 offices of 10 different commercial and savings institutions (including the largest banks in North Carolina). As of June 30, 2003, the Registrant accounted for 4.63% of total deposits by commercial and savings banks in Moore County. The Registrant operates a loan production office in Lee County, and therefore has no deposit concentration in Lee County.

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

Employees

At December 31, 2003, the Registrant employed 58 full-time and 12 part-time employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2003, the Registrant was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 11.70% and 12.95%, respectively.

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

Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDIC Improvement Act”), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. The FDIC Improvement Act provides for, among other things:

-	publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

-	the establishment of uniform accounting standards by federal banking agencies,

-	the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

-	additional grounds for the appointment of a conservator or receiver, and

-	restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

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

The Registrant is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Registrant’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

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

Office Location	Year Opened	Approximate Square Footage	Owned or Leased
Main Office 1005 High House Road Cary, NC	2000	8,100	Leased

Cary Branch 1155 Kildaire Farm Road Cary, NC	1998	2,960	Leased

Apex Branch 303 South Salem Street Apex, NC	1999	3,500	Leased

Clayton Branch 315 East Main Street Clayton, NC	2000	2,990	Leased

Holly Springs Branch 700 Holly Springs Road Holly Springs, NC	2003	3,500	Owned

Pinehurst Branch 211-M Central Park Avenue Pinehurst, NC	2003	2,850	Leased

Southern Pines Office 185 Morganton Road Southern Pines, NC	2003	3,500	Leased

Sanford Loan Production Office Simpson Executive Center, Suite 305 503 Carthage Street Sanford, NC	2003	500	Leased

The initial lease term for the Main Office located at 1005 High House Road in Cary, NC is ten (10) years terminating on November 30, 2009. The Bank has the option to extend the lease for three (3) additional five-year terms. Monthly rent is $14,248 subject to annual increases of 2%.

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

The initial lease term for the Clayton Branch located at 315 East Main Street in Clayton, NC is five (5) years terminating on October 24, 2005. The Bank has the option to renew the lease for two (2) three-year terms. The monthly rent is $3,238 for the entire term.

The initial term Pinehurst Branch located at 211-M Central Park Avenue in Pinehurst, NC is twenty (20) years, with no renewal. The initial term of the lease terminates in July 2023. The monthly rent is $5,034 through July 2005, with an increase to $5,492 in August 2005 and an increase to $5,766 in August 2014.

The initial terms of the Southern Pines Branch located at 185 Morganton Road in Southern Pines, NC is five (5) years with five (5) year renewal options. The initial term of the lease terminates on April 30, 2004. The monthly rent is $6,000.

The initial 90 day term for the Sanford Loan Production Office located at 503 Carthage Street in Sanford, NC has expired and the lease in currently in a month to month term. The monthly rent on this office is $586.

ITEM 3 - LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant’s stock is listed on the NASDAQ SmallCap Market under the symbol “CRFN.” There were 2,924,429 shares outstanding at December 31, 2003 owned by approximately 2,200 shareholders. The table listing the high and low prices at which trades of the Registrant’s common stock were completed during each quarter of 2003 and 2002 is incorporated by reference from page 59 of the Registrant’s 2003 Annual Report to Shareholders, filed herewith as Exhibit 13.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Incorporated by reference from pages 6 through 25 of the Registrant’s 2003 Annual Report to Shareholders, filed herewith as Exhibit 13.

ITEM 7 - FINANCIAL STATEMENTS

Incorporated by reference from pages 26 through 56 of the Registrant’s 2003 Annual Report to Shareholders, filed herewith as Exhibit 13.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8a – CONTROLS AND PROCEDURES

The Registrant’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Registrant’s disclosure controls and procedures as of December 31, 2003. Based on their evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Registrant’s Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated by reference from pages 4 through 6 of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

The Registrant has adopted a code of ethics that applies, among others, to its principal executive officer and principal financial officer. The Registrant’s code of ethics is available to any person, without charge, upon written request submitted to Bruce W. Elder, Secretary, Crescent Financial Corporation, 1005 High House Road, Cary, North Carolina 27513.

ITEM 10 - EXECUTIVE COMPENSATION

Incorporated by reference from pages 10 through 14 of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from pages 3 through 4 of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from pages 6 and 14 through 15 of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3(i) Articles of Incorporation of Registrant (Incorporated by reference to the Annual Report on Form 10-KSB of the Registrant for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002)

3(ii) Bylaws of Registrant (Incorporated by reference to the Annual Report on Form 10-KSB of the Registrant for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002)

4 Form of Stock Certificate (Incorporated by reference to the Annual Report on Form 10-KSB of the Registrant for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002)

10(i) 1999 Incentive Stock Option Plan, approved by shareholders on April 27, 1999 (Incorporated by reference to Registrant’s Registration Statement on Form S-8 as filed with the SEC on September 5, 2001)

10(ii) 1999 Nonqualified Stock Option Plan for Directors, approved by shareholders on April 27, 1999 (Incorporated by reference to Registrant’s Registration Statement on Form S-8 as filed with the SEC on September 5, 2001)

10(iii) Employment Agreement between the Registrant and Michael G. Carlton (Filed herewith)

10(iv) Employment Agreement between the Registrant and Bruce W. Elder (Filed herewith)

10(v) Employment Agreement between the Registrant and Thomas E. Holder, Jr. (Filed herewith)

10(vi) Amended and Restated Trust Agreement of Crescent Financial Capital Trust I (Filed herewith)

10(vii) Indenture (Filed herewith)

10(viii) Junior Subordinated Debenture (Incorporated by reference to Exhibit A to Exhibit 10(vii) filed herewith)

10(ix) Guarantee Agreement (Filed herewith)

10(x) Salary Continuation Agreement with Michael G. Carlton (Filed herewith)

10(xi) Salary Continuation Agreement with Bruce W. Elder (Filed herewith)

10(xii) Salary Continuation Agreement with Thomas E. Holder, Jr. (Filed herewith)

10(xiii) Endorsement Split Dollar Agreement with Michael G. Carlton (Filed herewith)

10(xiv) Endorsement Split Dollar Agreement with Bruce W. Elder (Filed herewith)

10(xv) Endorsement Split Dollar Agreement with Thomas E. Holder, Jr. (Filed herewith)

13	Registrant’s 2003 Annual Report to Shareholders (Filed herewith)

21	Subsidiaries (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99(i)	Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders (Filed with the Securities and Exchange Commission pursuant to Rule 14a-6)

(b)	Reports Filed on Form 8-K

During the quarter ended December 31, 2003, the Registrant filed one Current Report on Form 8-K on October 21, 2003 (reporting under Items 5, 7 and 12).

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from page 15 of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION
Registrant

	By:	/s/ Michael G. Carlton
Michael G. Carlton
Date: March 29, 2004		President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael G. Carlton Michael G. Carlton, President and Chief Executive Officer	March 29, 2004

/s/ Bruce W. Elder Bruce W. Elder, Vice President (Principal Accounting Officer)	March 29, 2004

/s/ Brent D. Berringer Brent D. Berringer, Director	March 29, 2004

/s/ Joseph S. Colson, Jr. Joseph S. Colson, Jr., Director	March 29, 2004

/s/ Bruce I. Howell Bruce I. Howell, Director	March 29, 2004

/s/ James A. Lucas James A. Lucas, Director	March 29, 2004

/s/ Kenneth A. Lucas Kenneth A. Lucas, Director	March 29, 2004

/s/ Sheila Hale Ogle Sheila Hale Ogle, Director	March 29, 2004

/s/ Francis R. Quis, Jr. Francis R. Quis, Jr., Director	March 29, 2004

/s/ Jon S. Rufty Jon S. Rufty, Director	March 29, 2004

/s/ Stephen K. Zaytoun Stephen K. Zaytoun, Director	March 29, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit
3(i)	Articles of Incorporation.	*

3(ii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	1999 Incentive Stock Option Plan	**

10(ii)	1999 Nonqualified Stock Option Plan	**

10(iii)	Employment Agreement Michael G. Carlton	Filed herewith

10(iv)	Employment Agreement of Bruce W. Elder	Filed herewith

10(v)	Employment Agreement of Thomas E. Holder, Jr.	Filed herewith

10(vi)	Amended and Restated Trust Agreement of Crescent Financial Capital Trust I	Filed herewith

10(vii)	Indenture	Filed herewith

10(viii)	Junior Subordinated Debenture	***

10(ix)	Guarantee Agreement	Filed herewith

10(x)	Salary Continuation Agreement with Michael G. Carlton	Filed herewith

10(xi)	Salary Continuation Agreement with Bruce W. Elder	Filed herewith

10(xii)	Salary Continuation Agreement with Thomas E. Holder, Jr.	Filed herewith

10(xiii)	Endorsement Split Dollar Agreement with Michael G. Carlton	Filed herewith

10(xiv)	Endorsement Split Dollar Agreement with Bruce W. Elder	Filed herewith

10(xv)	Endorsement Split Dollar Agreement with Thomas E. Holder, Jr.	Filed herewith

13	Registrant’s 2003 Annual Report to Shareholders	Filed herewith

21	Subsidiaries	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

99(i)	Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders	****

*	Incorporated by reference to the Registrant’s 10-KSB for the year ended December 31, 2001, as filed with the SEC on March 27, 2002.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 as filed with the SEC on September 5, 2001.
***	Incorporated by reference from Exhibit A to Exhibit 10(vii) filed herewith.
****	Filed with the Securities and Exchange Commission pursuant to Rule 14a-6.