Form 10QSB
period 2004-03-31
CRESCENT FINANCIAL CORP
filed 2004-05-12
CIK 1143921

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20429

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

(919) 460-7770

(Issuer’s Telephone Number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding as of May 12, 2004 was 3,520,303.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (Unaudited)	December 31, 2003*
	(dollars in thousands)
ASSETS

Cash and due from banks	$8,249	$6,613
Interest-earning deposits with banks	738	438
Federal funds sold	25,772	—
Investment securities available for sale at fair value	40,657	36,995
Loans	234,605	216,746
Allowance for loan losses	(3,538)	(3,304)

NET LOANS	231,067	213,442
Accrued interest receivable	1,026	964
Federal Home Loan Bank stock	694	950
Bank premises and equipment	3,015	2,699
Investment in life insurance	5,127	5,073
Goodwill	3,600	3,600
Other assets	3,105	2,940

TOTAL ASSETS	$323,050	$273,714

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$59,811	$37,942
Savings	2,412	2,193
Money market and NOW	75,303	65,962
Time	138,641	112,518

TOTAL DEPOSITS	276,167	218,615

Short-term borrowings	219	9,002
Long-term borrowings	12,000	12,000
Trust preferred securities	8,000	8,000
Accrued expenses and other liabilities	1,714	1,947

TOTAL LIABILITIES	298,100	249,564

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding;	—	—
Common stock, $1 par value, 20,000,000 shares authorized; 3,510,534 shares outstanding March 31, 2004; 2,924,429 shares outstanding December 31, 2003	3,511	2,924
Additional paid-in capital	18,308	18,885
Retained earnings	2,694	2,230
Accumulated other comprehensive income (Note D)	437	111

TOTAL STOCKHOLDERS’ EQUITY	24,950	24,150

COMMITMENTS (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$323,050	$273,714

*	Derived from audited consolidated financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31, 2004 and 2003

	2004	2003
	(dollars in thousands except per share data)
INTEREST INCOME
Loans	$3,203	$1,954
Investment securities available for sale	402	363
Federal funds sold and interest-earning deposits	11	19

TOTAL INTEREST INCOME	3,616	2,336

INTEREST EXPENSE
Deposits	998	684
Borrowings	233	106

TOTAL INTEREST EXPENSE	1,231	790

NET INTEREST INCOME	2,385	1,546
PROVISION FOR LOAN LOSSES	256	108

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,129	1,438

NON-INTEREST INCOME	492	304

NON-INTEREST EXPENSE
Salaries and employee benefits	1,010	639
Occupancy and equipment	344	224
Data processing	124	74
Other	454	240

TOTAL NON-INTEREST EXPENSE	1,932	1,177

INCOME BEFORE INCOME TAXES	689	565
INCOME TAX EXPENSE	225	202

NET INCOME	$464	$363

NET INCOME PER COMMON SHARE (Note C)
Basic	$.13	$.12

Diluted	$.12	$.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note C)
Basic	3,510,079	2,957,685

Diluted	3,705,139	3,059,735

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2004 and 2003

	2004	2003
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$464	$363

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	131	74
Provision for loan losses	256	108
Gain on sale of assets	—	(3)
Net accretion (amortization) of premiums on securities	24	4
Change in assets and liabilities:
(Increase) in accrued interest receivable	(62)	(108)
(Increase) in other assets	(369)	(79)
(Decrease) in accrued interest payable	(28)	(6)
Increase (decrease) in other liabilities	(179)	61
Payment of income taxes	(25)	(576)
Increase in cash value of life insurance	(55)	—

TOTAL ADJUSTMENTS	(307)	(525)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	157	(162)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(4,866)	(2,440)
Maturities of securities available for sale	250	500
Principal repayments of securities available for sale	1,716	3,446
Net increase in loans	(17,881)	(6,917)
Purchases of bank premises and equipment	(446)	(164)

NET CASH USED BY INVESTING ACTIVITIES	(21,227)	(5,575)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits:
Noninterest-bearing demand	21,869	20,836
Savings	219	(109)
Money market and NOW	9,341	2,357
Time deposits	26,123	2,303
Net decrease in borrowed funds	(8,783)	—
Proceeds from stock options exercised	9	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	48,778	25,387

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,708	19,650
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,051	26,232

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,759	$45,882

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”) and its wholly owned subsidiaries, Crescent State Bank (the “Bank”) and Crescent Financial Capital Trust I (“Capital Trust I”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of Crescent Financial Corporation and subsidiaries (the “Company”), accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At March 31, 2004, loan commitments are as follows

Undisbursed lines of credit	$58,884,000
Stand-by letters of credit	1,498,000

NOTE C – PER SHARE RESULTS

The Company effected a stock split in the form of a 20% stock dividend paid on April 16, 2004 to stockholders of record March 12, 2004. Share and per share data for the periods presented have been adjusted to reflect the effects of the stock split. Basic and diluted net income (loss) per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for these stock splits.

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

For the three months ended March 31, 2004, the weighted-average number of common shares used in computing basic earnings per share, adjusted for the stock split effected as a 20% stock dividend, was 3,510,079. The dilutive effect of stock options was 195,060 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 3,705,139. For the three months ended March 31, 2003, the weighted-average number of common shares used in computing basic earnings per share, adjusted for the stock split effected as a 20% stock dividend, was 2,957,685. The dilutive effect of stock options was 102,050 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 3,059,735.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE D - COMPREHENSIVE INCOME

For the three months ended March 31, 2004 and 2003, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $790,000 and $189,000, respectively.

NOTE E – STOCK COMPENSATION PLANS

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

	Three Months Ended March 31,
	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$464	$363
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	17	11

Pro forma	$447	$352

Basic earnings per share:
As reported	$.13	$.12
Pro forma	.13	.11
Diluted earnings per share:
As reported	$.12	$.12
Pro forma	.12	.11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the periods ended March 31, 2004 and 2003. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND DECEMBER 31, 2003

Total assets at March 31, 2004 are $323.0 million compared with $273.7 million at December 31, 2003. Earning assets totaled $302.5 million or 94% of total assets at March 31, 2004 compared with $254.9 million or 93% of total assets as of December 31, 2003. Components of earning assets at March 31, 2004 are $234.6 million in loans, $41.4 million in investment securities and FHLB stock, $25.8 million in overnight investments and $738,000 in interest bearing deposits with correspondent banks. Total deposits and stockholders’ equity at March 31, 2004 were $276.2 million and $24.9 million, respectively, compared to $218.6 million and $24.1 million at December 31, 2003.

Gross loans outstanding at March 31, 2004 increased by $17.9 million or 8% to $234.6 million compared to $216.7 million reported at December 31, 2003. The composition of the loan portfolio, by category, as of March 31, 2004 is 48% commercial mortgage loans, 18% commercial loans, 14% construction loans, 11% home equity loans and lines, 6% residential mortgage loans and 3% consumer loans. The commercial mortgage category showed the most growth increasing $10.9 million from $101.3 million at December 31, 2003 to $112.2 million at March 31, 2004. The commercial loan portfolio increased by $5.3 million from $38.2 million at December 31, 2003 to $43.5 million at March 31, 2004. Home equity loans and lines increased by $2.7 million during the first quarter of 2004 from $23.0 million at December 31, 2003 to $25.7 million at March 31, 2004. Construction and development loans experienced a net increase of $2.4 million, growing from $31.6 million at year end to $34.0 million at March 31, 2004. The consumer loan and residential mortgage loan portfolios experienced net declines during the first quarter of $2.4 million and $1.1 million, respectively. The composition of the loan portfolio, by category, as of December 31, 2003 was 47% commercial mortgage loans, 18% commercial loans, 14% construction loans, 10% home equity loans and lines, 7% residential real estate mortgage loans and 4% consumer loans.

The Company had an allowance for loan losses at March 31, 2004 of $3.5 million or 1.51% of total outstanding loans compared to $3.3 million or 1.52% of total outstanding loans at December 31, 2003. At March 31, 2004, there were three loans totaling $364,000 in non-accrual status and no loans 90 days or more past due and still accruing interest. Non-performing assets, which consist of loans in nonaccrual status plus other real estate owned, was $409,000 or 0.13% of total outstanding assets at March 31, 2004.

The Company has investment securities with an amortized cost of $39.9 million at March 31, 2004. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $40.7 million. The Company’s investment in debt securities at March 31, 2004, consists of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities and municipal bonds. The portfolio increased by $3.7 million or 10% compared with $37.0 million at December 31, 2003. Activities resulting in increases to the portfolio include the purchase of $4.9 million in new securities and a $531,000 increase in the fair market value of the portfolio. Activities’ resulting in decreases to the portfolio include $1.5 million of principal re-payments, $250,000 in bond maturities and $25,000 in net premium amortization. The Company also owned $694,000 of Federal Home Loan Bank stock at March 31, 2004 compared to $950,000 at December 31, 2003. The volume of Federal Home Loan Bank stock required is dictated by a variety of factors including the Company’s level of outstanding Federal Home Loan Bank borrowings and the volume mortgage-related assets on the Company’s balance sheet. At March 31, 2004, the Company had committed to purchase $772,000 in securities to be settled in April 2004.

Federal funds sold at March 31, 2004 are $25.8 million compared with no Federal funds sold at December 31, 2003. The Company holds funds in overnight investments to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels. Overnight funds tend to increase sharply at month-end due to several real estate settlement deposit accounts maintained by attorney customers. The month-end balance of Federal funds sold is not reflective of the normal daily balance of overnight investments. At March 31, 2004, the increase in the balance of Federal funds sold due to the sharp fluctuation in the real estate settlement accounts was approximately $20.4 million. The daily average balances for Federal funds sold for the three-month period ended March 31, 2004 was $4.6 million.

Interest-earning deposits held at correspondent banks increased by approximately $300,000 from $438,000 at December 31, 2003 to $738,000 at March 31, 2004. The increase represents principal and interest payments from the investment portfolio waiting to be re-invested.

Non-earning and other assets increased by approximately $2.2 million between December 31, 2003 and March 31, 2004. Non-interest bearing cash due from banks decreased by $1.6 million during the three months ended March 31, 2004. Cash due from banks includes amounts represented by checks in the process of being collected through the Federal Reserve payment system. Funds represented by these checks were not yet collected and therefore could not be invested overnight. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows. Categories of other assets experiencing increases between December 31, 2003 and March 31, 2004 include interest receivable, bank premises and equipment, deferred tax asset and cash surrender value on bank owned life insurance. The Company also made a commitment to invest in two Small Business Investment Corporations (SBIC’s) and at March 31, 2004, the amount of commitment still due is $288,000.

Total deposits increased by $57.6 million between December 31, 2003 and March 31, 2004 from $218.6 million to $276.2 million. The largest increase occurred in the non-interest bearing demand deposit category, which increased by $21.9 million from $37.9 million on December 31, 2003 to $59.8 million on March 31, 2004. Total interest bearing deposit categories increased by $35.7 million between December 31, 2003 and March 31, 2004. The individual interest-bearing deposit categories increased as follows: time deposits increased by $26.1 million from $112.5 million to $138.6 million, money market deposits increased by $7.1 million from $24.9 million to $32.0 million, interest-bearing demand deposits increased by $2.2 million from $41.1 million to $43.3 million and savings deposits increased by $219,000 from $2.2 million to $2.4 million.

As previously mentioned in the discussion of Federal funds sold, the Company maintains a number of deposit relationships with real estate settlement attorneys. The nature of the settlement attorneys’ business dictates that cash flows into their deposit accounts prior to settling a real estate transaction and flows out following the transaction. The majority of real estate transactions tend to occur toward the end of each month. At March 31, 2004, aggregate balances in the real estate settlement deposit accounts were $35.7 million compared to $15.7 million at December 31, 2003. Of the $35.7 million in real estate settlement deposits on March 31, 2004, $28.5 million is in the non-interest bearing demand deposit category and $7.2 million is in the interest bearing demand category. At December 31, 2003, $12.3 million of the $15.7 million was in the non-interest bearing demand deposit category and the remaining $3.4 million was in the interest bearing category. The average aggregate quarterly balances in these real estate settlement accounts were approximately $10.0 million and $11.8 million on March 31, 2004 and December 31, 2003, respectively. Excluding the temporary, month-end effect of the real estate settlement deposit accounts, total deposits at March 31, 2004 and December 31, 2003 would have been approximately $250.5 million and $214.7 million, respectively.

The composition of the deposit base, by category, at March 31, 2004 is as follows: 50% time deposits, 22% non-interest-bearing demand deposits, 16% interest-bearing demand deposits, 11% money market and 1% statement savings. The composition of the deposit base, by category, at December 31, 2003 was 52% time deposits, 17% non-interest-bearing demand deposits, 19% interest-bearing demand deposits, 11% money market and 1% statement savings. Time deposits of $100,000 or more totaled $81.6 million at March 31, 2004 compared to $53.4 million at December 31, 2003. The Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank borrowing, but do not require collateralization like Federal Home Loan Bank borrowings. Brokered deposits were $35.2 million at March 31, 2004 compared with $11.0 million at December 31, 2003.

The Company had $12.0 million of Federal Home Loan Bank borrowings outstanding at both March 31, 2004 and December 31, 2003. The total borrowings are comprised of two $5.0 million advances and one $2.0 million advance.

On August 27, 2003, Crescent Capital Trust I issued Trust Preferred securities in the amount of $8.0 million at a variable interest rate equal to three-month LIBOR plus 310 basis points. The Trust Preferred securities have a thirty year maturity with a continuous five year call provision and are eligible for inclusion as Tier 1 capital. The $8.0 million in Trust Preferred securities were outstanding at both March 31, 2004 and December 31, 2003.

On March 31, 2004, the Company had securities sold under repurchase agreements in the amount of $219,000 compared to $633,000 at December 31, 2003. Securities sold under repurchase agreements generally mature within one to four days from the transaction date. The Company had $7.0 million of Federal Home Loan Bank overnight borrowings and $1.4 million and Federal funds purchased at December 31, 2003. These short term borrowing were replaced with brokered certificates of deposit during the first quarter of 2004 and no such borrowings were outstanding on March 31, 2004.

Accrued interest payable and other liabilities decreased by $232,000 to $1.7 million at March 31, 2004 compared with $1.9 million at December 31, 2003. The decrease is primarily the result of the payment of merger consideration to former Centennial Bank shareholders as they present their share certificates for exchange.

Between December 31, 2003 and March 31, 2004, total stockholders’ equity rose by $800,000. The increase resulted from net income for the quarter of $464,000, unrealized gains on available for sale securities of $326,000 and $10,000 in new stock issuance pursuant to the exercise of stock options.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

Net Income. Net income for the three-month period ending March 31, 2004 was $464,000 or $.13 per basic ($.12 diluted) share compared with $363,000 or $.12 per basic and diluted share for the three-month period ended March 31, 2003. Annualized return on average assets was .65% and .86% for the two periods ended March 31, 2004 and 2003, respectively. The decline in return on average assets is primarily the result of additional expenses incurred due to franchise expansion during the current period. One full-service branch and one loan production office began operations in May and September 2003, respectively, and have not yet achieved profitability. The Company anticipates an eighteen month period before expansion offices become profitable. Return on average equity for the current period was 7.51% compared to 8.17% for the prior period. Return on average equity for the current period declined in relation to the prior period due to the issuance of additional shares to complete the Centennial Bank acquisition in August 2003.

Results of operations for the three-month period ended March 31, 2004, when compared with the period ended March 31, 2003, were positively impacted by strong earning asset growth over the past twelve months resulting in improved net interest income, and an increase in non-interest income. The significant growth in loan volume for the first three months of 2004 resulted in a sharp increase in provision for loan losses, and non-interest expenses increased due to the acquisition of Centennial Bank, hiring of additional administrative personnel to support growth and the two new offices previously discussed.

Net Interest Income. Net interest income increased by $839,000 or 54% from $1.5 million for the three-month period ended March 31, 2003 to $2.4 million for the three-month period ended March 31, 2004. Despite continued declines in the yield on interest earning assets, total interest income increased due to strong growth in average earning assets. Total interest expense from deposits and other borrowings also increased due to growth in interest-bearing liabilities needed to fund the higher volume of assets.

Total interest income was $3.6 million for the three-month period ended March 31, 2004 compared to $2.3 million for the prior year period, an increase of $1.3 million or 55%. The total increase was the net result of a $1.5 million increase in interest income due to growth in average earning assets and a $259,000 decrease in interest income due to a decline in the average yield earned on those assets. Total interest expense increased by $441,000 from $790,000 for the prior year period to $1.2 million for the current period. The increase was the net result of a $594,000 increase in interest expense due to growth in interest-bearing liabilities and a $153,000 decrease in interest expense due to a decline in the Company’s cost of funds.

Total average earning assets increased $104.7 million or 64% from an average of $163.1 million as of March 31, 2003 to an average of $267.8 million for the quarter ended March 31,

2004. The average of loans outstanding during the three-month period ended March 31, 2004 was $223.8 million reflecting a $94.7 million or 73% increase over the $129.1 million for the quarter ended March 31, 2003. The average balance of the investment securities portfolio for the current period was $38.8 million, increasing by $11.3 million or 41% compared to an average of $27.5 million at March 31, 2003. The average balance of federal funds sold and other earning assets decreased to $5.2 million for the three-month period ended March 31, 2004 compared to $6.4 million for the prior period.

Total average interest-bearing liabilities increased by $102.0 million or 84% from an average of $121.5 million for the period ended March 31, 2003 to $223.5 million for the current period. Average interest-bearing deposits were $199.8 million during the first quarter of 2004 compared with $110.9 million for the prior year period. Total average borrowings increased by $13.1 million during the quarter ended March 31, 2004 to $23.7 million compared to $10.6 million for the period ended March 31, 2003.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended March 31, 2004 was 3.58% compared to 3.84% for the three-month period ended March 31, 2003. The average yield on earning assets for the current three-month period declined 38 basis points to 5.43% compared with 5.81% for the prior year period, while the average cost of interest-bearing funds decreased by 42 basis points to 2.22% from 2.64%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased by 4 basis points from 3.17% to 3.21%. Despite the increase in interest rate spread, the net interest margin declined due to the increased reliance on interest-bearing liabilities to fund asset growth.

With the exception of a 25 basis point reduction in short-term rates in June 2003, rates have been relatively stable since December 2002. During this stable rate environment, the Company has been positioning its balance sheet to take advantage of an environment in which rates might increase moderately. Approximately 60% to 65% of new loan volume has been priced at a variable interest rate. The rate on a typical variable loan might adjust based on the Prime lending rate (currently at 4.00%) plus  1/2% to 2%. This strategy tends to have a detrimental impact on the overall yield on earning assets in a level or falling rate environment. However, in a rising rate environment, the yield earned on the variable rate loan portfolio will increase more quickly than the cost of interest-bearing liabilities to fund those loans.

Interest rates on the one-year certificates of deposit have declined by over 520 basis points since early 2000. As shorter-term time deposits have matured and renew, there has been some tendency for customers to extend the term of their deposits into the two through five year time horizons to earn additional income. As a result, the cost of funds has not fallen to the extent it would have had all funds been reinvested at the then current term. However, in a rising rate environment, the cost of these funds should remain lower for a longer period of time.

The Company is well positioned for a moderate increase in interest rates. If interest rates increase over the short-term, yield on loans will increase faster than the cost of funds and the net interest margin should increase. If rates continue to hold steady, as has been the case, or we experience more rate reductions, there could be downward pressure on the net interest margin.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended March 31, 2004 was $256,000 compared to $108,000 recorded for the same period in 2003. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increase in the loan loss provision is due to significant loan growth in the first quarter of 2004 compared to the same quarter in 2003. The allowance for loan losses was $3.5 million at March 31, 2004, representing 1.51% of total outstanding loans.

Non-Interest Income. For the three-month period ended March 31, 2004, non-interest income was $492,000 compared to $304,000 for the same period in 2003. The largest components of non-interest income in the first quarter of 2004 were $166,000 in customer service charges, $122,000 in mortgage loan origination fees, $60,000 increase in cash surrender value on life insurance and $46,000 in service charges and fees on deposit accounts. The Company also recognized $42,000 in investment referral fees and $37,000 from its investment in a mortgage company.

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

Non-Interest Expenses. Non-interest expenses were $1.9 million for the three-month period ended March 31, 2004 compared with $1.2 million for the same period ended March 31, 2003. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $1.0 million for the three-month period ended March 31, 2004, compared to $639,000 for the same period in the prior year. Due to branch and administrative expansion and the acquisition of Centennial Bank in August 2003, the number of employees has increased significantly over the past twelve months. Management anticipates personnel expense to continue to increase as opportunities to hire quality employees present themselves.

Occupancy and equipment expenses increased by $120,000 or 54% from $224,000 for the three-month period ended March 31, 2003 to $344,000 for the current year period. Data processing costs increased from $74,000 for the three-months ended March 31, 2003 to $125,000 for the current three-month period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes. Occupancy and data processing expenses have increased as the number of offices has increased. During the first quarter of 2004, the Company operated seven full-service branch locations and a loan production office compared to operating four branch locations during the prior year period. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $214,000 to $454,000 for the first quarter of 2004 compared with $240,000 for the first quarter in the prior year. The increase was primarily a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $225,000 during the three-months ended March 31, 2004 compared to $202,000 for the prior year period.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company’s assets and liabilities for the three-month periods ended March 31, 2004 and 2003. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the table, non-accrual loans are included, when applicable, in the average loan balance.

	For the Three-Months Ended March 31,
	2004			2003
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earnings assets
Loan portfolio	$223,827	$3,203	5.76%	$129,098	$1,954	6.14%
Investment securities	38,804	402	4.14%	27,557	363	5.27%
Fed funds and other interest-earning assets	5,177	11	0.85%	6,444	19	1.20%

Total interest-earning assets	267,808	3,616	5.43%	163,099	2,336	5.81%
Noninterest-bearing assets	18,815			7,574

Total assets	$286,623			$170,673

Interest-bearing liabilities
Interest-bearing NOW	$40,375	81	0.81%	$24,101	63	1.06%
Money market and savings	30,631	87	1.14%	19,585	62	1.28%
Time deposits	128,763	830	2.59%	67,235	559	3.37%
Borrowings	23,687	233	3.89%	10,543	106	4.02%

Total interest-bearing liabilities	223,456	1,231	2.22%	121,464	790	2.64%
Other liabilities	38,412			31,218

Total Liabilities	261,868			152,682
Stockholders’ equity	24,755			17,991

Total liabilities & stockholders’ equity	$286,623			$170,673

Net interest income		$2,385			$1,546

Interest rate spread			3.21%			3.17%

Net interest-margin			3.58%			3.84%

Percentage of average interest-earning assets to average interest-bearing liabilities			119.85%			134.28%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2004 and 2003. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

	Three Months Ended March 31, 2004 vs. 2003 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	1,409	(160)	1,249
Investment Securities	133	(94)	39
Fed funds and other interest-earning assets	(3)	(5)	(8)

Total interest-earning assets	1,539	(259)	1,280

Interest Expense
Interest-bearing NOW	33	(15)	18
Money market and savings	32	(7)	25
Time deposits	399	(128)	271
Borrowings	130	(3)	127

Total interest-bearing liabilities	594	(153)	441

Net interest income	945	(106)	839

NONPERFORMING ASSETS

The table below sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At March 31,		At December 31,
	2004	2003	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$364	$186	$159	$—
Restructured loans	—	—	—	—

Total nonperforming loans	364	186	159	—
Real estate owned	45	—	—	—

Total nonperforming assets	$409	$186	$159	$—

Accruing loans past due 90 days or more	$—	$—	$647	$—
Allowance for loan losses	3,538	1,806	3,304	1,711
Nonperforming loans to period end loans	.16%	.14%	0.07%	0.00%
Allowance for loan losses to period end loans	1.51%	1.36%	1.52%	1.36%
Allowance for loan losses to nonperforming loans	971.98%	970.97%	2,077.99%	0.00%
Nonperforming assets to total assets	.13%	.09%	0.06%	0.00%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At March 31, 2004, we had identified four loans totaling $62,000 as potential problem loans. Three loans were past due at March 31, 2004 and are secured by vehicles. The fourth loan is secured by a second Deed of Trust on residential real estate.

The Company owned one piece of foreclosed real estate at March 31, 2004. A loan previously reported as a non-accrual at December 31, 2003, in the amount of $65,000, and secured by one-to-four family residential real estate was foreclosed during the first quarter of 2004. The

Company charged $20,000 against the allowance for loan losses and recorded the property at $45,000. The property is currently marketed for $52,000 and selling expenses are anticipated to be $4,000. There were no properties recorded as other real estate owned at March 31, 2003

There were three non-accrual loans at March 31, 2004 in the aggregate amount of $364,000. One loan in the amount of $271,000 is secured by commercial real estate upon which the Company is in the process of foreclosure. One loan in the amount of $89,000 is a commercial business loan secured by a blanket lien on assets and carries the personal guaranty of the principals. The Company anticipates collecting $18,000 to $36,000 and charging off the remainder. The final loan in the amount of $4,000 is secured by an automobile and the maker is paying an agreed amount monthly. Interest foregone on nonaccrual loans was approximately $6,000 for the three-month period ended March 31, 2004. At March 31, 2003, there were two loans in nonaccrual status totaling $186,000. Interest foregone on nonaccrual loans was approximately $2,000 for the three-month period ended March 31, 2003.

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

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. For the three-month period ended March 31, 2004, there were $22,000 in net loan charge-offs and at March 31, 2004 there were $364,000 in non-performing loans. The allowance for loan losses at March 31, 2004 was $3.5 million, which represents 1.51% of total outstanding loans.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses

	At March 31,
	2004		2003
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Residential real estate loans	$52	5.82%	$9	1.78%
Home equity loans and lines	137	10.92%	84	11.83%
Commercial mortgage loans	1,316	47.83%	663	45.76%
Construction loans	660	14.45%	369	18.06%
Commercial and industrial loans	1,079	18.41%	608	20.46%
Loans to individuals	294	2.57%	73	2.11%

Total loans	$3,538	100.00%	$1,806	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Period Ended March 31,
	2004	2003
	(Dollars in thousands)
Balance at the beginning of the year	$3,304	$1,711
Charge-offs:
Commercial and industrial loans	—	18
Residential real estate loans	21
Loans to individuals	1	3

Total charge-offs	22	21

Recoveries	—	8

Net charge-offs	22	13

Provision for loan losses	256	108

Balance at the end of the year	$3,538	$1,806

Total loans outstanding at period-end	$234,605	$132,570

Average loans outstanding for the period	$223,827	$129,097

Allowance for loan losses to total loans outstanding	1.51%	1.36%

Ratio of net charge-offs to average loans outstanding	0.01%	0.01%

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

As of March 31, 2004, liquid assets (cash and due from banks, interest-earning deposits with banks, Federal funds sold and investment securities available for sale) were approximately $75.4 million, which represents 23% of total assets and 27% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $58.2 million of which $12.0 million is outstanding at March 31, 2004. At March 31, 2004, outstanding commitments for undisbursed lines of credit, letters of credit and securities not yet settled amounted to approximately $60.4 million. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios and anticipated increases in deposits. Certificates of deposits represented 50% of the Company’s total deposits at March 31, 2004 compared with 52% at December 31, 2003. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 29% of the Company’s total deposits at March 31, 2004 compared to 24% at year-end December 31, 2003. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent State Bank must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At March 31, 2004, the Bank’s equity to asset ratio was 7.72%. All capital ratios place the Bank in excess of the minimum required to be deemed an adequately capitalized bank by regulatory measures. The Bank’s ratio of Tier I capital to risk-weighted assets at March 31, 2004 was 11.20%.

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

Item 3. Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during or subsequent to the period covered by this report.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

During the quarter ended March 31, 2004, the following Current Reports on Form 8-K were filed with the Securities Exchange Commission:

Form 8-K, dated January 20, 2004, included information regarding the January 16, 2004 press release announcing Crescent Financial Corporation’s fourth quarter and year-end earnings. The Company reported net income of $496,000 for the three-month period and $1,655,000 for the twelve-month period ended December 31, 2004. Total assets at June 30, 2003 were $274 million.

Form 8-K, dated February 20, 2004, included information regarding the 20% stock dividend declared by Crescent Financial Corporation on February 19, 2004, payable on April 16, 2004 to stockholders of record on March 12, 2004.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION

Date: May 12, 2004	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

Date: May 12, 2004	By:	/s/ Bruce W. Elder
Bruce W. Elder
Vice President and Secretary