Form 10QSB
period 2004-06-30
CRESCENT FINANCIAL CORP
filed 2004-08-11
CIK 1143921

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20429

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

(919) 460-7770

(Issuer’s Telephone Number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding as of July 23, 2004 was 3,549,952.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31,
	(Unaudited)	2003*
	(dollars in thousands)
ASSETS
Cash and due from banks	$8,665	$6,613
Interest-earning deposits with banks	463	438
Federal funds sold	783	—
Investment securities available for sale at fair value	41,487	36,995
Loans	244,199	216,746
Allowance for loan losses	(3,556)	(3,304)

NET LOANS	240,643	213,442
Accrued interest receivable	976	964
Federal Home Loan Bank stock	825	950
Bank premises and equipment	2,986	2,699
Investment in life insurance	5,180	5,073
Goodwill	3,600	3,600
Other assets	3,775	2,940

TOTAL ASSETS	$309,383	$273,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$41,453	$37,942
Savings	2,837	2,193
Money market and NOW	73,765	65,962
Time	144,585	112,518

TOTAL DEPOSITS	262,640	218,615

Short-term borrowings	443	9,002
Long-term borrowings	12,000	12,000
Trust preferred securities	8,000	8,000
Accrued expenses and other liabilities	1,642	1,947

TOTAL LIABILITIES	284,725	249,564

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding;	—	—
Common stock, $1 par value, 20,000,000 shares authorized; 3,539,409 shares outstanding June 30, 2004; 2,924,429 shares outstanding December 31, 2003	3,539	2,924
Additional paid-in capital	18,482	18,885
Retained earnings	3,212	2,230
Accumulated other comprehensive income (loss) (Note D)	(575)	111

TOTAL STOCKHOLDERS’ EQUITY	24,658	24,150

COMMITMENTS (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$309,383	$273,714

*	Derived from audited consolidated financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Six Month Periods Ended June 30, 2004 and 2003

	Three-month Periods Ended June 30,		Six-month Periods Ended June 30,
	2004	2003	2004	2003
	(In Thousands, except share and per share data)
INTEREST INCOME
Loans	$3,295	$2,068	$6,498	$4,022
Investment securities available for sale	428	321	830	684
Federal funds sold and interest-bearing deposits	7	29	18	48

TOTAL INTEREST INCOME	3,730	2,418	7,346	4,754

INTEREST EXPENSE
Deposits	1,046	690	2,044	1,375
Borrowings	231	107	464	212

TOTAL INTEREST EXPENSE	1,277	797	2,508	1,587

NET INTEREST INCOME	2,453	1,621	4,838	3,167

PROVISION FOR LOAN LOSSES	129	120	384	228

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,324	1,501	4,454	2,939

NON-INTEREST INCOME	585	342	1,076	646

NON-INTEREST EXPENSE
Salaries and employee benefits	1,099	675	2,109	1,315
Occupancy and equipment	366	232	710	455
Data processing	135	78	259	152
Other	539	277	993	517

TOTAL NON-INTEREST EXPENSE	2,139	1,262	4,071	2,439

INCOME BEFORE INCOME TAXES	770	581	1,459	1,146

INCOME TAXES	251	207	477	409

NET INCOME	$519	$374	$982	$737

NET INCOME PER COMMON SHARE
Basic	$.15	$.13	$.28	$.25

Diluted	$.14	$.12	$.26	$.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note C)
Basic	3,520,859	2,958,092	3,515,469	2,957,889

Diluted	3,710,948	3,084,429	3,708,439	3,072,704

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2004 and 2003

	2004	2003
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$982	$737

Adjustments to reconcile net income to net cash used by operating activities
Depreciation	269	133
Provision for loan losses	384	228
Deferred income taxes	—	28
(Gain) loss on sale of assets	(8)	4
Net amortization of premiums on securities	56	23
Increase in cash value of life insurance	(107)	—
Change in assets and liabilities
(Increase) in accrued interest receivable	(12)	(56)
(Increase) in other assets	(404)	(223)
(Decrease) in accrued interest payable	(64)	(10)
(Decrease) in other liabilities	(241)	(651)

TOTAL ADJUSTMENTS	(127)	(524)

NET CASH PROVIDED BY OPERATING ACTIVITIES	855	213

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(14,216)	(8,041)
Maturities of securities available for sale	770	1,200
Proceeds from disposals of securities available for sale	4,312	—
Principal repayments of securities available for sale	3,594	8,359
Net increase in loans	(27,585)	(15,633)
Purchases of bank premises and equipment	(548)	(323)

NET CASH USED BY INVESTING ACTIVITIES	(33,673)	(14,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits:
Non-interest bearing demand	3,512	32,397
Savings	644	(181)
Money market and NOW	7,803	9,504
Time deposits	32,067	3,067
Net decrease in short-term borrowings	(8,560)	—
Proceeds from the issuance of stock	2	—
Proceeds from exercise of stock options	210	7

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,678	44,794

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,860	30,569

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,051	26,232

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,911	$56,801

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six-month periods ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”) and its wholly owned subsidiaries, Crescent State Bank (the “Bank”) and Crescent Financial Capital Trust I (“Capital Trust I”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of Crescent Financial Corporation and subsidiaries (the “Company”), accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At June 30, 2004, loan and other commitments are as follows

Undisbursed lines of credit	$56,295,000
Stand-by letters of credit	1,557,000
Investment in Small Business Investment Corporations	288,000

NOTE C – PER SHARE RESULTS

The Company effected a stock split in the form of a 20% stock dividend paid on April 16, 2004 to stockholders of record March 12, 2004. Share and per share data for the periods presented have been adjusted to reflect the effects of the stock split. Basic and diluted net income per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for the stock split.

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

For the three months ended June 30, 2004, the weighted-average number of common shares used in computing basic earnings per share, adjusted for the stock split effected as a 20% stock dividend, was 3,520,859. The dilutive effect of stock options was 190,089 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 3,710,948. For the three months ended June 30, 2003, the weighted-average number of common shares used in computing basic earnings per share, adjusted for the stock split effected as a 20% stock dividend, was 2,958,092. The dilutive effect of stock options was 126,337 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 3,084,429.

For the six months ended June 30, 2004, the weighted-average number of common shares used in computing basic earnings per share, adjusted for the stock split effected as a 20% stock dividend, was 3,515,469. The dilutive effect of stock options was 192,970 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 3,708,439. For the six months ended June 30, 2003, the weighted-average number of common shares used in computing basic earnings per share, adjusted for the stock split effected as a 20% stock dividend, was 2,957,889. The dilutive effect of stock options was 114,815 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 3,072,704.

NOTE D - COMPREHENSIVE INCOME

For the three months ended June 30, 2004 and 2003, total comprehensive income or (loss), consisting of net income or (loss) and unrealized securities gains and losses, net of taxes, was ($494,000) and $475,000, respectively.

For the six months ended June 30, 2004 and 2003, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $296,000 and $664,000, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$519	$374	$982	$737
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	11	10	28	21

Pro forma	$508	$364	$954	$716

Basic earnings per share:
As reported	$.15	$.13	$.28	$.25
Pro forma	.14	.12	.27	.24

Diluted earnings per share:
As reported	$.14	$.12	$.26	$.24
Pro forma	.14	.12	.26	.23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the three and six-month periods ended June 30, 2004 and 2003. It should be read in conjunction with the consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND DECEMBER 31, 2003

Total assets at June 30, 2004 are $309.4 million compared with $273.7 million at December 31, 2003. Earning assets totaled $287.8 million or 93% of total assets at June 30, 2004 compared with $255.1 million or 93% of total assets as of December 31, 2003. Components of earning assets at June 30, 2004 are $244.2 million in loans, $42.3 million in investment securities and FHLB stock, $783,000 in overnight investments and $463,000 in interest bearing deposits with correspondent banks. Total deposits and stockholders’ equity at June 30, 2004 were $262.6 million and $24.7 million, respectively, compared to $218.6 million and $24.1 million at December 31, 2003.

Gross loans outstanding at June 30, 2004 increased by $27.5 million or 13% to $244.2 million compared to $216.7 million reported at December 31, 2003. The composition of the loan portfolio, by category, as of June 30, 2004 is 47% commercial mortgage loans, 20% commercial loans, 14% construction loans, 12% home equity loans and lines, 5% residential mortgage loans and 2% consumer loans. The commercial mortgage category showed the most growth increasing $14.4 million from $101.3 million at December 31, 2003 to $115.7 million at June 30, 2004. The commercial loan portfolio increased by $10.9 million from $38.2 million at December 31, 2003 to $49.1 million at June 30, 2004. Home equity loans and lines increased by $5.5 million during the first six months of 2004 from $23.0 million at December 31, 2003 to $28.5 million at June 30, 2004. Construction and development loans experienced a net increase of $1.3 million, growing from $31.6 million at year end to $32.9 million at June 30, 2004. The consumer loan and residential mortgage loan portfolios experienced net declines during the first half of 2004 of $3.0 million and $1.7 million, respectively. The composition of the loan portfolio, by category, as of December 31, 2003 was 47% commercial mortgage loans, 18% commercial loans, 14% construction loans, 10% home equity loans and lines, 7% residential real estate mortgage loans and 4% consumer loans.

The Company had an allowance for loan losses at June 30, 2004 of $3.6 million or 1.46% of total outstanding loans compared to $3.3 million or 1.52% of total outstanding loans at December 31, 2003. At June 30, 2004, there were four loans totaling $302,000 in non-accrual status and no loans 90 days or more past due and still accruing interest. Non-performing assets, which consist of loans in nonaccrual status, other real estate owned and repossessed vehicles, totaled $337,000 or 0.11% of total outstanding assets at June 30, 2004.

The Company has investment securities with an amortized cost of $42.4 million at June 30, 2004. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $41.5 million. The Company’s investment in debt securities at June 30, 2004, consists of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and corporate bonds. The portfolio increased by $4.5 million or 12% compared with $37.0 million at December 31, 2003. During the first six months of 2004, the Company purchased $14.2 million in new securities. Activities resulting in decreases to the portfolio include sales of $4.3 million in available for sale securities, $3.6 million of principal re-payments, a $1.0 million decline in the fair market value of securities available for sale, $770,000 in bond maturities or redemptions, and $56,000 in net premium amortization. During the period, the Company repositioned a portion of the portfolio by selling several small remaining blocks of mortgage-related securities and other bonds that had not performed as expected. The transaction resulted in a net gain on the sale of less than $1,000. The Company also owned $825,000 of Federal Home Loan Bank stock at June 30, 2004 compared to $950,000 at December 31, 2003. The volume of Federal Home Loan Bank stock required is dictated by a variety of factors including the Company’s level of outstanding Federal Home Loan Bank borrowings and the volume mortgage-related assets on the Company’s balance sheet.

Federal funds sold at June 30, 2004 are $783,000 compared with no Federal funds sold at December 31, 2003. Excess funds created due to fluctuations in deposit levels are invested overnight in Federal funds through our correspondent banks. Overnight funds tend to increase at month-end due to increased deposit volumes from several real estate settlement accounts maintained by attorney customers. At June 30, 2004, the entire Federal funds sold balance outstanding was due to the fluctuation in the real estate settlement accounts. The daily average balances for Federal funds sold for the six-month period ended June 30, 2004 was $4.1 million.

Interest-earning deposits held at correspondent banks increased by approximately $25,000 from $438,000 at December 31, 2003 to $463,000 at June 30, 2004. Balances held at correspondent banks represent principal and interest payments from the investment portfolio waiting to be re-invested.

Non-earning and other assets increased by approximately $3.3 million between December 31, 2003 and June 30, 2004. Non-interest bearing cash due from banks increased by $2.0 million during the six months ended June 30, 2004. Cash due from banks includes amounts represented by checks in the process of being collected through the Federal Reserve payment system. Funds represented by these checks were not yet collected and therefore could not be invested overnight. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows. Categories of other assets experiencing increases between December 31, 2003 and June 30, 2004 include interest receivable, bank premises and equipment, deferred tax asset and cash surrender value on bank owned life insurance. The Company has an outstanding commitment to invest in two Small Business Investment Corporations (SBIC’s) and at June 30, 2004, the amount of commitment still due is $288,000.

Total deposits increased by $44.0 million between December 31, 2003 and June 30, 2004 from $218.6 million to $262.6 million. The largest increase occurred in the time deposit category, which increased by $32.1 million from $112.5 million on December 31, 2003 to $144.6 million on June 30, 2004. Other deposit categories increased between December 31, 2003 and June 30, 2004 as follows: money market deposits increased by $4.9 million from $24.8 million to

$29.7 million, non-interest bearing demand deposits increased by $3.5 million from $37.9 million to $41.4 million, interest-bearing demand deposits increased by $2.9 million from $41.1 million to $44.0 million and savings deposits increased by $644,000 from $2.2 million to $2.8 million.

As previously mentioned in the discussion of Federal funds sold, the Company maintains a number of deposit relationships with real estate settlement attorneys. The nature of the settlement attorneys’ business dictates that cash flows into their deposit accounts prior to settling a real estate transaction and flows out following the transaction. The majority of real estate transactions tend to occur toward the end of each month. At June 30, 2004, aggregate balances in the real estate settlement deposit accounts are $17.4 million compared with $35.7 million at March 31, 2004 and $15.7 million at December 31, 2003. Of the $17.4 million in real estate settlement deposits on June 30, 2004, $10.8 million is in the non-interest bearing demand deposit category and $6.6 million is in the interest bearing demand category. At December 31, 2003, $12.3 million of the $15.7 million was in the non-interest bearing demand deposit category and the remaining $3.4 million was in the interest bearing category. The average aggregate quarterly balances in these real estate settlement accounts were approximately $11.4 million and $11.8 million on June 30, 2004 and December 31, 2003, respectively. Excluding the temporary, month-end effect of the real estate settlement deposit accounts, total deposits at June 30, 2004 and December 31, 2003 would have been approximately $256.6 million and $214.7 million, respectively.

The composition of the deposit base, by category, at June 30, 2004 is as follows: 55% time deposits, 17% interest-bearing demand deposits, 16% non-interest-bearing demand deposits, 11% money market and 1% statement savings. The composition of the deposit base, by category, at December 31, 2003 was 52% time deposits, 19% interest-bearing demand deposits, 17% non-interest-bearing demand deposits, 11% money market and 1% statement savings. Time deposits of $100,000 or more totaled $90.3 million at June 30, 2004 compared to $53.4 million at December 31, 2003. The Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank borrowing, but do not require collateralization like Federal Home Loan Bank borrowings. Brokered deposits were $42.8 million at June 30, 2004 compared with $11.0 million at December 31, 2003.

The Company had $12.0 million of Federal Home Loan Bank borrowings outstanding at June 30, 2004 compared with $19.0 million at December 31, 2003. Long-term borrowings outstanding at the end of both periods are comprised of two $5.0 million advances and one $2.0 million advance. At December 31, 2003, an additional $7.0 million of overnight Federal Home Loan Bank borrowings were outstanding. These were replaced in early 2004 with brokered certificates of deposit.

On August 27, 2003, Crescent Capital Trust I issued Trust Preferred securities in the amount of $8.0 million at a variable interest rate equal to three-month LIBOR plus 310 basis points. The Trust Preferred securities have a thirty year maturity with a continuous five year call provision and are eligible for inclusion as Tier 1 capital. The $8.0 million in Trust Preferred securities were outstanding at both June 30, 2004 and December 31, 2003.

At December 31, 2003, the Company had $1.4 million in overnight borrowings in the form of Federal funds purchased. These borrowing generally mature within one to four days from the transaction date. There were no Federal funds purchased as of June 30, 2004.

On June 30, 2004, the Company had securities sold under repurchase agreements in the amount of $443,000 compared to $633,000 at December 31, 2003. Securities sold under repurchase agreements generally mature within one to four days from the transaction date.

Accrued interest payable and other liabilities decreased by $305,000 to $1.6 million at June 30, 2004 compared with $1.9 million at December 31, 2003. The decrease is primarily the result of the payment of merger consideration to former Centennial Bank shareholders as they present their share certificates for exchange.

Between December 31, 2003 and June 30, 2004, total stockholders’ equity rose by $508,000. The increase was the net result of net income for the six month period of $982,000, plus $212,000 in new stock issuance and the exercise of stock options, less $686,000 net unrealized loss on available for sale securities.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

Net Income. Net income for the three-month period ending June 30, 2004 was $519,000 or $.15 per basic ($.14 diluted) share compared with $374,000 or $.13 per basic ($.12 diluted) share for the three-month period ended June 30, 2003. Annualized return on average assets was .69% and .83% for the two periods ended June 30, 2004 and 2003, respectively. The decline in return on average assets is the result of additional expenses incurred due to franchise expansion and pressure on net interest margin due to the extended period of low interest rates. Return on average equity for the current period was 8.33% compared to 8.19% for the prior period. Return on average equity for the current period increased as the Company leveraged capital more efficiently.

Results of operations for the three-month period ended June 30, 2004 were positively impacted by strong earning asset growth over the past twelve months resulting in improved net interest income. The Company also experienced increases in non-interest income, non-interest expenses and loan loss provision.

Net Interest Income. Net interest income increased by $833,000 or 51% from $1.6 million for the three-month period ended June 30, 2003 to $2.5 million for the three-month period ended June 30, 2004. Net interest income increased significantly due to strong growth in earning assets. The growth in earning assets more than offset the unfavorable impact from a continued decline in the yield on those assets. Total interest expense from deposits and other borrowings increased due to growth in interest-bearing liabilities needed to fund the higher volume of assets. The Company’s net interest margin declined due to the combination of the low interest rate environment and the increased dependence on interest-bearing liabilities to fund asset growth.

Total average earning assets increased $107.2 million or 62% from an average of $173.2 million for the prior year three-month period to an average of $280.4 million for the three-month period ended June 30, 2004. The average balance of loans outstanding during the quarter ended June 30, 2004 was $234.9 million or 73% higher than the $136.0 million of average outstanding loans for the prior year period. The average balance of the investment securities portfolio for the three-month period ended June 30, 2004 was $42.6 million increasing by $15.3 million or 56% compared to an average of $27.3 million at June 30, 2003. The average balance of federal funds sold and other earning assets decreased to $3.0 million for the current three-month period compared to $10.0 million for the prior period. Average interest-bearing liabilities increased by $108.8 million or 85% from $127.6 million for the quarter ended June 30, 2003 to $236.4 million for the current quarter.

Total interest income increased by $1.3 million for the current three-month period compared to the same period from the prior year. The increase was the net result of an additional $1.6 million due to the growth in total average earning assets less a $287,000 decrease due to lower yields realized on earning assets. Total interest expense experienced a net increase of $480,000. Interest expense increased during the current three-month period by $782,000 due to growth in interest-bearing funds and declined by $302,000 due to the lower interest rate environment.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended June 30, 2004 was 3.52% compared to 3.75% for the three-month period ended June 30, 2003. The average yield on earning assets for the current three-month period declined 25 basis points to 5.35% compared with 5.60% for the prior year period, while the average cost of interest-bearing funds decreased by 34 basis points to 2.17% from 2.51%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased by 9 basis points from 3.09% for the quarter ended June 30, 2003 to 3.18% for the quarter ended June 30, 2004. Despite the increase in spread, the net interest margin tightened due to the increased dependence on interest-bearing liabilities to fund earning assets. The percentage of interest earning assets to average interest-bearing liabilities declined from 135.81% during the quarter ended June 30, 2003 to 118.63% for the current quarter.

Between January 1, 2001 and June 29, 2004, the Federal Reserve cut short-term interest rates 550 basis points in an effort to stimulate an ailing economy. During this time, the Company has tried to position its balance sheet to take advantage of the next interest rate cycle in which rates increase. Therefore, approximately 70% to 75% of new loan volume has been priced at a variable interest rate. The rate on a typical variable loan might adjust based on the Prime lending rate (currently at 4.25%) plus 1% to 2%. Overall, 68% of outstanding loans are tied to a variable rate index. On June 30, 2004, the Federal Reserve began the next interest rate cycle when it increased rates by 25 basis points. We anticipate this to be the first of several increases, although the timing and magnitude of those increases are not known. This should have a favorable impact on the yield on the loan portfolio, which constitutes the largest component of the Company’s earning assets.

Since January 2001 and continuing until June 2004, interest rates on the one-year certificates of deposit declined by approximately 500 basis points. As shorter-term time deposits have matured and renewed, there has been some tendency for customers to extend the term of their deposits into the two, three, four and five year time horizons to earn additional income. As rates begin to rise, the customers will begin to shorten their time horizons in an attempt to improve yield over time. We believe that as short-term rates begin to increase, the cost of funds will increase, albeit at a slower pace than the yield on earning assets, creating larger spreads and improving margins.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended June 30, 2004 was $129,000 compared to $120,000 recorded for the same period in 2003. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increase in the loan loss provision is primarily due to loan growth in the second quarter of 2004, although the analysis discussion outlines additional factors impacting the provision. The allowance for loan losses was $3.6 million at June 30, 2004, representing 1.46% of total outstanding loans.

Non-Interest Income. For the three-month period ended June 30, 2004, non-interest income increase by $243,000 or 71% to $585,000 compared to $342,000 for the same period in 2003. Total mortgage origination and other loan related fees increased by $43,000 to $212,000 for the current period from $169,000 for the prior period. Customer service fees on deposit accounts increased by $83,000 from $96,000 to $179,000. The Company recorded $60,000 in earnings from increases in cash value of life insurance. No such investment in life insurance existed in the prior year period. Revenue earned from service charges on deposit accounts increased by $10,000 from $38,000 to $48,000. Other non-interest income, which includes investment referral fees, dividends from the Company’s investment in a mortgage company and gains on sales of assets, increased by $47,000 from $38,000 to $85,000.

In the prior year period, a significant percentage of non-interest income was derived from mortgage loan origination fees. The volume of these fees was driven, to a large extent, by refinancing due to the favorable interest rate environment. The Company has committed additional resources to the mortgage production area by adding staff and more emphasis has been placed on purchase money activity. While we anticipate that mortgage loan origination fees will continue to be an important source of non-interest revenue, it may be difficult to maintain current levels through the end of the year. Mortgage loan origination fees were $188,000 in the current year compared with $152,000 for the prior year.

Non-Interest Expenses. Non-interest expenses were $2.1 million for the three-month period ended June 30, 2004 compared with $1.3 million for the same period ended June 30, 2003. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $1.1 million for the three-month period ended June 30, 2004, compared to $675,000 for the same period in the prior year. The Company has expanded into four new markets since May 2003 and the number of employees has increased significantly. Management anticipates personnel expense to continue to increase through 2004 as we prepare to convert an existing loan production office into a full-service branch. The expansion of the branch network will also require additional administrative and support personnel.

Occupancy and equipment expenses increased by $134,000 or 58% from $232,000 for the three-month period ended June 30, 2003 to $366,000 for the current year period. Through the acquisition of two offices in Pinehurst and Southern Pines and the expansion in Holly Springs and Sanford, the Company has almost doubled its presence in central North Carolina over the past year. Data processing costs increased from $78,000 for the three-months ended June 30, 2003 to $135,000 for the current three-month period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes. The added costs of installing and maintaining data communications lines to the new branch facilities are also considered data processing expenses. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $262,000 to $539,000 for the second quarter of 2004 compared with $277,000 for the second quarter in the prior year. The increase was primarily a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $251,000 for the three-months ended June 30, 2004 compared with $207,000 for the prior year period. The effective tax rate for the three-month period ended June 30, 2004 was 32.6% compared with 35.6% for the prior year period. The improvement in the effective tax rate is attributable to a substantial increase in tax exempt investments.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

Net Income. Net income for the six-month period ending June 30, 2004 was $982,000 compared to $737,000 for the period ended June 30, 2003. For the current six-month period, basic earnings per share were $.28 ($.26 diluted) compared with basic earnings per share of $.25 ($.24 diluted) for the prior period. Annualized return on average assets was .67% and .84% for the six-month periods ended June 30, 2004 and 2003, respectively. Return on average equity for the current period was 7.92% compared to 8.18% for the prior period. Despite higher earnings during the six-months ended June 30, 2004, return on average assets and return on average equity declined in comparison to the prior year period. Over the past thirteen months, the Company has expanded its franchise by doubling the number of locations. While management believes the expansion into new markets adds shareholder value, it does have a negative impact on short-term earnings.

Results of operations for the six-month period ended June 30, 2004 were positively impacted by strong earning asset growth over the past twelve months resulting in improved net interest income. The franchise expansion efforts resulted in increases in both non-interest income and non-interest expenses. The strong loan growth experienced during the first six months of 2004 resulted in an increase in the provision for loan losses.

Net Interest Income. Net interest income for the six-month period ended June 30, 2004 was approximately $4.8 million, representing a $1.6 million or 53% increase over the $3.2 million reported for the prior year period. The increase in net interest income was due to growth in the average volume of interest-earning assets. The impact on net interest income from the growth in earning assets more than offset the unfavorable impact from the decline in the yield on those assets. Total interest expense from deposits and borrowings also increased due to growth in interest-bearing liabilities needed to fund the higher volume of assets. Although the interest rate spread increased during the current period, net interest margin declined due to the Company’s increased reliance on interest-bearing liabilities to fund the asset growth.

Total average earning assets increased $105.9 million or 63% from an average of $168.2 million for the six-months ended June 30, 2003 to an average of $274.1 million for the six-months ended June 30, 2004. The average balance of loans outstanding during the six-months ended June 30, 2004 was $229.4 million, increasing by $96.8 million or 73% compared to $132.6 million of average outstanding loans for the prior year period. The average balance of the investment securities portfolio for the current six-month period was $40.7 million compared to an average of $27.4 million for the six-months ended June 30, 2003. The average balance of federal funds sold and other earning assets declined to $4.1 million for the current period compared to $8.2 million for the prior period. Average interest-bearing liabilities increased by $105.4 million or 85% from $124.5 million for the period ended June 30, 2003 to $229.9 million for the current period.

Total interest income increased by $2.6 million for the six-months ended June 30, 2004 to $7.3 million compared to $4.7 million the prior year. The net growth in volume of total average earning assets accounted for a $3.0 million increase in interest income, which was partially offset by a $437,000 decrease in interest income due to lower yields realized on earning assets. Total interest expense experienced a net increase of $921,000 increasing from $1.6 million at June 30, 2003 to $2.5 million for the current period. Interest expense increased by $1.2 million due to growth in interest-bearing funds and declined by $322,000 due to the lower interest rate environment.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the six-month period ended June 30, 2004 was 3.55% compared to 3.80% for the six-month period ended June 30, 2003. The average yield on earning assets for the current six-month period declined 31 basis points to 5.39% compared with 5.70% for the prior year period, while the average cost of interest-bearing funds decreased by 38 basis points to 2.19% from 2.57%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased by 7 basis points from 3.13% for the period ended June 30, 2003 to 3.20% for the period ended June 30, 2004.

Between January 1, 2001 and June 29, 2004, the Federal Reserve cut short-term interest rates 550 basis points in an effort to stimulate an ailing economy. During this time, the Company has tried to position its balance sheet to take advantage of the next interest rate cycle in which rates increase. Therefore, approximately 70% to 75% of new loan volume has been priced at a variable interest rate. The rate on a typical variable loan might adjust based on the Prime lending rate (currently at 4.25%) plus 1% to 2%. Overall, 68% of outstanding loans are tied to a variable rate index. On June 30, 2004, the Federal Reserve began the next interest rate cycle when it increased rates by 25 basis points. We anticipate this to be the first of several increases, although the timing and magnitude of those increases are not known. This should have a favorable impact on the yield on the loan portfolio, which constitutes the largest component of the Company’s earning assets.

Since January 2001 and continuing until June 2004, interest rates on the one-year certificates of deposit declined by approximately 500 basis points. As shorter-term time deposits have matured and renewed, there has been some tendency for customers to extend the term of their deposits into the two, three, four and five year time horizons to earn additional income. As rates begin to rise, the customers will begin to shorten their time horizons in an attempt to improve yield over time. We believe that as short-term rates begin to increase, the cost of funds will increase, albeit at a slower pace than the yield on earning assets, creating larger spreads and improving margins.

Provision for Loan Losses. The Company’s provision for loan losses for the six-month period ended June 30, 2004 was $384,000 compared to $228,000 for the six-month period from a year ago. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increase in the loan loss provision during the first six months of 2004 is principally due to the net growth of the loan portfolio. The allowance for loan losses is $3.6 million at June 30, 2004, representing 1.46% of total outstanding loans.

Non-Interest Income. For the six-month period ended June 30, 2004, non-interest income increase by $430,000 or 66% to $1,076,000 compared to $646,000 for the same period in

2003. Total mortgage origination and other loan related fees increased by $35,000 to $347,000 for the current period from $312,000 for the prior period. Customer service fees on deposit accounts increased by $153,000 from $192,000 to $345,000. The Company recorded $120,000 in earnings from increases in cash value of life insurance. No such investment in life insurance existed in the prior year period. Revenue earned from service charges on deposit accounts increased by $19,000 from $76,000 to $95,000. Other non-interest income, which includes investment referral fees, dividends from the Company’s investment in a mortgage company and gains on sales of assets, increased by $103,000 from $66,000 to $169,000.

In the prior year period, a significant percentage of non-interest income was derived from mortgage loan origination fees. The volume of these fees was driven, to a large extent, by refinancing due to the favorable interest rate environment. The Company has committed additional resources to the mortgage production area and more emphasis has been placed on purchase money activity. While we anticipate that mortgage loan origination fees will continue to be an important source of revenue, it may be difficult to maintain current levels through the end of the year. Mortgage loan origination fees were $310,000 in the current year compared with $284,000 for the prior year.

Non-Interest Expenses. Non-interest expenses were $4.1 million for the six-month period ended June 30, 2004 compared with $2.5 million for the same period ended June 30, 2003. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $2.1 million for the six-month period ended June 30, 2004, compared with $1.3 million recorded for the same period in the prior year. The Company has expanded into four new markets since May 2003 and the number of employees has increased significantly. Management anticipates personnel expense to continue to increase through 2004 as we prepare to convert an existing loan production office into a full-service branch. The expansion of the branch network will also require additional administrative and support personnel.

Occupancy expenses increased by $254,000 from $455,000 for the six-month period ended June 30, 2003 to $710,000 for the current year period. Through the acquisition of two offices in Pinehurst and Southern Pines and the expansion into Holly Springs and Sanford, the Company has almost doubled its presence in Central North Carolina over the past year. Data processing costs increased from $152,000 for the six-months ended June 30, 2003 to $259,000 for the current six-month period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes. The added costs of installing and maintaining data communications lines to the new branch facilities are also considered data processing expenses. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $476,000 to $993,000 for the first half of 2004 compared with $517,000 for the comparative prior period. The increase was primarily as a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $477,000 during the six-months ended June 30, 2004 compared with $409,000 for the prior year period. The effective tax rate for the six-month period ended June 30, 2004 was 32.7% compared with 35.7% for the prior year period. The improvement in the effective tax rate is attributable to a substantial increase in tax exempt investments.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company’s assets and liabilities for the three and six-month periods ended June 30, 2004 and 2003. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the table, non-accrual loans are included, when applicable, in the average loan balance.

Average Balances, Interest and Average Yields/Cost

(Dollars in Thousands)

	For the Three Months Ended June 30,
	2004			2003
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earnings assets
Loan portfolio	$234,887	$3,295	5.64%	$135,980	$2,068	6.10%
Investment securities	42,569	428	4.02%	27,312	321	4.70%
Fed funds and other interest-earning assets	2,955	7	0.95%	9,952	29	1.17%

Total interest-earning assets	280,411	3,730	5.35%	173,244	2,418	5.60%
Noninterest-bearing assets	20,020			7,857

Total Assets	$300,431			$181,101

Interest-bearing liabilities
Interest-bearing NOW	$40,404	77	0.77%	$26,858	65	0.97%
Money market and savings	33,321	95	1.15%	22,354	80	1.44%
Time deposits	139,815	874	2.51%	67,889	545	3.22%
Borrowings	22,828	231	4.00%	10,458	107	4.05%

Total interest-bearing liabilities	236,368	1,277	2.17%	127,559	797	2.51%
Non-interest bearing deposits	37,699			34,800
Other liabilities	1,383			436

Total Liabilities	275,450			162,795
Stockholders’ Equity	24,981			18,306

Total Liabilities & Stockholders’ Equity	$300,431			$181,101

Net interest income		$2,453			$1,621

Interest rate spread			3.18%			3.09%

Net interest-margin			3.52%			3.75%

Percentage of average interest-earning assets to average interest-bearing liabilities			118.63%			135.81%

Average Balances, Interest and Average Yields/Cost

(Dollars in Thousands)

	For the Six Months Ended June 30,
	2004			2003
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earnings assets
Loan portfolio	$229,357	$6,498	5.70%	$132,557	$4,022	6.12%
Investment securities	40,687	830	4.08%	27,434	684	4.99%
Fed funds and other interest-earning assets	4,066	18	0.89%	8,208	48	1.18%

Total earning assets	274,110	7,346	5.39%	168,199	4,754	5.70%
Noninterest-bearing assets	19,417			7,717

Total Assets	$293,527			$175,916

Interest-bearing liabilities
Interest-bearing NOW	$40,390	159	0.79%	$25,487	128	1.01%
Money market and savings	31,976	181	1.14%	20,977	143	1.37%
Time deposits	134,289	1,704	2.55%	67,564	1,104	3.30%
Borrowings	23,257	464	3.95%	10,500	212	4.07%

Total interest-bearing liabilities	229,912	2,508	2.19%	124,528	1,587	2.57%
Non interest-bearing deposits	37,315			32,569
Other liabilities	1,432			670
Total Liabilities	268,659			157,767
Stockholders’ Equity	24,868			18,149

Total Liabilities & Stockholders’ Equity	$293,527			$175,916

Net interest income		$4,838			$3,167

Interest rate spread			3.20%			3.13%

Net margin			3.55%			3.80%

Percentage of average interest-earning assets to average interest bearing liabilities			119.22%			135.07%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three and six-month periods ended June 30, 2004 and 2003. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis

	Three Months Ended June 30, 2004 vs. 2003 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	1,451	(224)	1,227
Investment Securities	167	(60)	107
Fed funds and other interest-earning assets	(19)	(3)	(22)

Total interest-earning assets	1,599	(287)	1,312

Interest Expense
Interest-bearing NOW	30	(18)	12
Money market and savings	36	(21)	15
Time deposits	591	(262)	329
Borrowings	125	(1)	124

Total interest-bearing liabilities	782	(302)	480

Net interest income	817	15	832

Rate/Volume Analysis

	Six Months Ended June 30, 2004 vs. 2003 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	2,749	(273)	2,476
Investment Securities	301	(155)	146
Fed funds and other interest-earning assets	(21)	(9)	(30)

Total interest-earning assets	3,029	(437)	2,592

Interest Expense
Interest-bearing NOW	67	(36)	31
Money market and savings	69	(31)	38
Time deposits	849	(249)	600
Borrowings	258	(6)	252

Total interest-bearing liabilities	1,243	(322)	921

Net interest income	1,786	(115)	1,671

NONPERFORMING ASSETS

The table below sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At June 30,		At December 31,
	2004	2003	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$302	$6	$159	$—
Restructured loans	—	—	—	—

Total nonperforming loans	302	6	159	—

Real estate owned	—	160	—	—
Repossessed assets	35	—	—	—

Total nonperforming assets	$337	$166	$159	$—

Accruing loans past due 90 days or more	$—	$—	$647	$—
Allowance for loan losses	3,556	1,902	3,304	1,711
Nonperforming loans to period end loans	.12%	.004%	0.07%	0.00%
Allowance for loan losses to period end loans	1.46%	1.35%	1.52%	1.36%
Allowance for loan losses to nonperforming loans	1177.81%	31700.00%	2,077.99%	0.00%
Nonperforming assets to total assets	.11%	.07%	0.06%	0.00%

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

The Company did not own any foreclosed real estate at June 30, 2004. There was one foreclosed real estate asset in the amount of $160,000 at June 30, 2003.

There were four non-accrual loans at June 30, 2004 in the aggregate amount of $302,000. One loan in the amount of $271,000 is secured by commercial real estate. The property was foreclosed on in mid July and management anticipates the disposal of the asset by the end of the third quarter. At the time of foreclosure, we charged-off $21,000 on the loan. We do not anticipate a loss on the disposal of the property. One loan in the amount of $24,000 is secured by residential real estate. The property is in the process of foreclosure. The final two loans in the amounts of $4,000 and $3,000 are secured by automobiles and the makers are paying an agreed amount monthly. Interest foregone on nonaccrual loans was approximately $12,000 for the six-month period ended June 30, 2004. At June 30, 2003, there was one loan in nonaccrual status totaling $6,000. Interest foregone on nonaccrual loans was approximately $4,000 for the six-month period ended June 30, 2003.

At June 30, 2004, we had identified four loans totaling $387,000 as potential problem loans. Two loans are cross-collateralized by business assets and a second deed of trust on a personal residence, one loan is secured by business assets and the final loan is unsecured. Additionally, there is one loan in the amount of $750,000 of which $625,000 is secured by marketable equity securities and $125,000 is unsecured. Although this loan is currently performing, management continues to monitor the situation carefully for deterioration.

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

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. For the six-month period ended June 30, 2004, there were $132,000 in net loan charge-offs and at June 30, 2004 there were $302,000 in non-performing loans. The allowance for loan losses at June 30, 2004 was $3.6 million, which represents 1.46% of total outstanding loans.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses

	At June 30,
	2004		2003
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Residential real estate loans	$49	5.20%	$13	2.41%
Home equity loans and lines	154	11.67%	88	11.86%
Commercial mortgage loans	1,264	47.45%	846	47.95%
Construction loans	650	13.46%	323	15.55%
Commercial and industrial loans	1,007	19.98%	563	20.30%
Loans to individuals	432	2.24%	69	1.93%

Total allowance for loan losses	$3,556	100.00%	$1,902	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Period Ended June 30,
	2004	2003
	(Dollars in thousands)
Balance at the beginning of the year	$3,304	$1,711
Charge-offs:
Commercial and industrial loans	95	46
Residential real estate loans	34	—
Loans to individuals	6	3

Total charge-offs	135	49

Recoveries	3	12

Net charge-offs	132	37

Provision for loan losses	384	228

Balance at the end of the year	$3,556	$1,902

Total loans outstanding at period-end	$244,199	$141,109

Average loans outstanding for the period	$229,357	$132,557

Allowance for loan losses to total loans outstanding	1.46%	1.35%

Ratio of net charge-offs to average loans outstanding	0.06%	0.03%

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

As of June 30, 2004, liquid assets (cash and due from banks, interest-earning deposits with banks, Federal funds sold and investment securities available for sale) were approximately $51.4 million, which represents 17% of total assets and 20% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $69.1 million of which $12.0 million is outstanding at June 30, 2004. At June 30, 2004, outstanding commitments for undisbursed lines of credit, letters of credit and future investments amounted to approximately $58.4 million. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios and anticipated increases in deposits. Certificates of deposits represented 55% of the Company’s total deposits at June 30, 2004 compared with 52% at December 31, 2003. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 34% of the Company’s total deposits at June 30, 2004 compared to 24% at year-end December 31, 2003. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent State Bank must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At June 30, 2004, the Bank’s equity to asset ratio was 7.97%. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. The Bank’s ratio of Tier I capital to risk-weighted assets at June 30, 2004 was 11.28%.

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

Item 3. Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the period covered by this report.

Part II. OTHER INFORMATION

Item 2. Subsequent Events

Effective July 21, 2004, a mortgage company in which the Company has a membership interest entered into an agreement to be merged with the subsidiary of another company. The transaction is expected to close early in the fourth quarter of 2004. Consideration for the sale of the membership interest will consist of cash and stock of the acquiring company as well as additional payments over the two years following closing of the transaction if certain performance targets are met. Management anticipates that the Company will realize a gain, net of income taxes, of approximately $34,000 from this transaction.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders was held on April 27, 2004. Of 3,509,314 shares entitled to vote at the meeting, 2,383,298 shares voted. The following matters were voted on at the meeting:

1.	Election of Directors

Brent D. Barringer, Sheila Hale Ogle, Jon S. Rufty and Stephen K. Zaytoun were elected to three-year terms and Francis R. Quis, Jr. was elected to a two year term as follows:

Nominee	For	Against	Abstain
Brent D. Barringer	2,368,245	—	15,053
Sheila Hale Ogle	2,380,204	—	3,094
Jon S. Rufty	2,379,754	—	3,544
Stephen K. Zaytoun	2,377,615	—	5,683
Francis R. Quis, Jr.	2,380,320	—	2,978

The following directors continue in office after the meeting: Michael G. Carlton, Joseph S. Colson, Jr., Bruce I. Howell, James A. Lucas, Jr. and Kenneth A. Lucas.

2.	Ratification of Appointment of Independent Public Accountants

Management’s appointment of Dixon Hughes, PLLC as the Company’s independent public accountants for 2004 was approved with 2,374,711 shares voting for, 3,386 shares voting against, and 5,201 shares abstaining.

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

During the quarter ended June 30, 2004, the following Current Reports on Form 8-K were filed with the Securities Exchange Commission:

Form 8-K, dated April 19, 2004, included information regarding the April 19, 2004 press release announcing Crescent Financial Corporation’s first quarter earnings. The Company reported net income of $464,000 for the three-month period ended March 31, 2004.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION

Date: August 10, 2004	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive

Date: August 10, 2004	By:	/s/ Bruce W. Elder
Bruce W. Elder
Vice President and Secretary