Form 10QSB
period 2004-09-30
CRESCENT FINANCIAL CORP
filed 2004-11-10
CIK 1143921

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20429

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

(919) 460-7770

(Issuer’s Telephone Number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding as of October 29, 2004 was 3,566,889.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	Sept 30, 2004 (Unaudited)	December 31, 2003*
	(dollars in thousands)
ASSETS

Cash and due from banks	$8,454	$6,613
Interest-earning deposits with banks	12	438
Federal funds sold	8,040	—
Investment securities available for sale at fair value	46,737	36,995
Loans	254,025	216,746
Allowance for loan losses	(3,771)	(3,304)

NET LOANS	250,254	213,442

Accrued interest receivable	1,123	964
Federal Home Loan Bank stock	1,150	950
Bank premises and equipment	3,026	2,699
Investment in life insurance	5,235	5,073
Goodwill	3,600	3,600
Other assets	3,464	2,940

TOTAL ASSETS	$331,095	$273,714

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$46,972	$37,942
Savings	3,021	2,193
Money market and NOW	76,012	65,962
Time	148,709	112,518

TOTAL DEPOSITS	274,714	218,615

Short-term borrowings	559	9,002
Long-term borrowings	20,000	12,000
Trust preferred securities	8,000	8,000
Accrued expenses and other liabilities	1,571	1,947

TOTAL LIABILITIES	304,844	249,564

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding;	—	—
Common stock, $1 par value, 20,000,000 shares authorized; 3,566,889 shares outstanding Sept 30, 2004; 2,924,429 shares outstanding December 31, 2003	3,567	2,924
Additional paid-in capital	18,654	18,885
Retained earnings	3,874	2,230
Accumulated other comprehensive income (Note D)	156	111

TOTAL STOCKHOLDERS’ EQUITY	26,251	24,150

COMMITMENTS (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$331,095	$273,714

*	Derived from audited consolidated financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Nine Month Periods Ended September 30, 2004 and 2003

	Three-month Periods Ended Sept 30,		Nine-month Periods Ended Sept 30,
	2004	2003	2004	2003
	(In Thousands, except share and per share data)
INTEREST INCOME
Loans	$3,599	$2,436	$10,097	$6,458
Investment securities available for sale	461	275	1,292	959
Federal funds sold and interest-bearing deposits	11	26	29	74

TOTAL INTEREST INCOME	4,071	2,737	11,418	7,491

INTEREST EXPENSE
Deposits	1,135	783	3,179	2,158
Borrowings	267	154	731	366

TOTAL INTEREST EXPENSE	1,402	937	3,910	2,524

NET INTEREST INCOME	2,669	1,800	7,508	4,967

PROVISION FOR LOAN LOSSES	197	117	582	345

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,472	1,683	6,926	4,622

NON-INTEREST INCOME	714	422	1,790	1,069

NON-INTEREST EXPENSE
Salaries and employee benefits	1,125	774	3,233	2,089
Occupancy and equipment	414	260	1,124	716
Data processing	142	91	402	243
Other	503	337	1,496	854

TOTAL NON-INTEREST EXPENSE	2,184	1,462	6,255	3,902

INCOME BEFORE INCOME TAXES	1,002	643	2,461	1,789

INCOME TAXES	341	221	817	630

NET INCOME	$661	$422	$1,644	$1,159

NET INCOME PER COMMON SHARE
Basic	$.19	$.14	$.47	$.38

Diluted	$.18	$.13	$.44	$.37

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note C)
Basic	3,552,479	3,120,307	3,527,896	3,012,624

Diluted	3,733,519	3,271,033	3,721,861	3,139,140

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2004 and 2003

	2004	2003
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,644	$1,159

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	402	216
Provision for loan losses	582	345
Deferred income taxes	—	18
(Gain) loss on sale of assets	(8)	3
Net amortization of premiums on securities	78	82
Increase in cash value of life insurance	(162)	—
Change in assets and liabilities
(Increase) in accrued interest receivable	(159)	(393)
(Increase) in other assets	(552)	(283)
Increase (Decrease) in accrued interest payable	(20)	142
Increase (Decrease) in other liabilities	(357)	1,135

TOTAL ADJUSTMENTS	(196)	1,265

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,448	2,424

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(22,230)	(16,994)
Maturities of securities available for sale	1,645	1,250
Proceeds from disposals of securities available for sale	5,848	—
Principal repayments of securities available for sale	4,790	15,308
Investment in life insurance	—	(5,018)
Net increase in loans	(37,394)	(24,456)
Purchases of bank premises and equipment	(720)	(571)
Expenditures on foreclosed assets	—	(15)
Net cash disbursed in business combination	—	(2,717)

NET CASH USED BY INVESTING ACTIVITIES	(48,061)	(33,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits:
Non-interest bearing demand	9,030	1,763
Savings	827	(101)
Money market and NOW	10,050	6,330
Time deposits	36,191	3,820
Net increase in long-term borrowings	8,000	7,483
Net increase (decrease) in short-term borrowings	(8,443)	514
Proceeds from the issuance of stock	2	—
Proceeds from exercise of stock options	411	151

NET CASH PROVIDED BY FINANCING ACTIVITIES	56,068	19,960

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,455	(10,829)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,051	26,232

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,506	$15,403

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2004 and 2003

	2004	2003
	(In Thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Purchase of Centennial Bank

Loans, net of reserves	$—	$(56,746)
Investment securities available for sale	—	(5,355)
Stock in FHLB	—	(207)
Bank premises and equipment	—	(427)
Other assets acquired	—	(463)
Goodwill	—	(3,869)
Deposits	—	57,317
Borrowings	—	2,517
Other liabilities assumed	—	742
Deferred tax asset	—	(839)
Issuance of stock	—	4,613

Net cash disbursed in business combination	$—	$2,717

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine-month periods ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”) and its wholly owned subsidiaries, Crescent State Bank (the “Bank”) and Crescent Financial Capital Trust I (“Capital Trust I”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of Crescent Financial Corporation and subsidiaries (the “Company”), accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At September 30, 2004, loan and other commitments are as follows

Undisbursed lines of credit	$60,381,000
Stand-by letters of credit	1,829,000
Investment in Small Business Investment Corporations	288,000

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

For the three months ended September 30, 2004, the weighted-average number of common shares used in computing basic earnings per share, adjusted for the stock split effected as a 20% stock dividend, was 3,552,479. The dilutive effect of stock options was 181,040 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 3,733,519. For the three months ended September 30, 2003, the weighted-average number of common shares used in computing basic earnings per share, adjusted for the stock split effected as a 20% stock dividend, was 3,120,307. The dilutive effect of stock options was 150,726 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 3,271,033.

For the nine months ended September 30, 2004, the weighted-average number of common shares used in computing basic earnings per share, adjusted for the stock split effected as a 20% stock dividend, was 3,527,896. The dilutive effect of stock options was 193,965 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 3,721,861. For the nine months ended September 30, 2003, the weighted-average number of common shares used in computing basic earnings per share, adjusted for the stock split effected as a 20% stock dividend, was 3,012,624. The dilutive effect of stock options was 126,516 shares. The weighted-average number of common shares and dilutive potential common shares used in computing diluted earnings per share was 3,139,140.

NOTE D - COMPREHENSIVE INCOME

For the three months ended September 30, 2004 and 2003, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $1,393,000 and $89,000, respectively.

For the nine months ended September 30, 2004 and 2003, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $1,689,000 and $753,000, respectively.

NOTE E – SUBSEQUENT EVENT

On October 1, 2004, a mortgage company in which the Company has a membership interest was sold to another company. Consideration for the sale of the membership interest consisted of cash and stock of the acquiring company as well as additional payments over the two years following closing of the transaction if certain performance targets are met. The Company recorded a gain on the sale, net of income taxes, of $35,000.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$661	$422	$1,644	$1,159
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	9	7	37	21

Pro forma	$652	$415	$1,607	$1,138

Basic earnings per share:
As reported	$.19	$.14	$.47	$.38
Pro forma	.18	.13	.46	.38

Diluted earnings per share:
As reported	$.18	$.13	$.44	$.37
Pro forma	.17	.13	.43	.36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the three and nine-month periods ended September 30, 2004 and 2003. It should be read in conjunction with the consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank and Crescent Financial Capital Trust I, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004

AND DECEMBER 31, 2003

Total assets increased by $57.4 million or 21% to $331.1 million at September 30, 2004 from $273.7 million at December 31, 2003. Earning assets totaled $310.0 million or 94% of total assets at September 30, 2004 compared with $255.1 million or 93% of total assets as of December 31, 2003. Components of earning assets at September 30, 2004 are $254.0 million in loans, $47.9 million in investment securities and FHLB stock, $8.0 million in overnight investments and $12,000 in interest bearing deposits with correspondent banks. Total deposits and stockholders’ equity at September 30, 2004 were $274.7 million and $26.3 million, respectively, compared to $218.6 million and $24.1 million at December 31, 2003.

Gross loans outstanding at September 30, 2004 increased by $37.3 million or 17% to $254.0 million compared to $216.7 million reported at December 31, 2003. The composition of the loan portfolio, by category, as of September 30, 2004 is 48% commercial mortgage loans, 20% commercial loans, 14% construction loans, 12% home equity loans and lines, 4% residential mortgage loans and 2% consumer loans. The commercial mortgage category showed the most growth increasing $21.3 million from $101.3 million at December 31, 2003 to $122.6 million at September 30, 2004. The commercial loan portfolio increased by $11.0 million from $38.2 million at December 31, 2003 to $49.2 million at September 30, 2004. Home equity loans and lines increased by $7.1 million during the first nine months of 2004 from $23.0 million at December 31, 2003 to $30.1 million at September 30, 2004. Construction and development loans experienced a net increase of $4.7 million, growing from $31.6 million at year end to $36.3 million at September 30, 2004. The residential mortgage loan and consumer loan portfolios experienced net declines during the first nine months of 2004 of $3.8 million and $3.0 million, respectively. The composition of the loan portfolio, by category, as of December 31, 2003 was 47% commercial mortgage loans, 18% commercial loans, 14% construction loans, 10% home equity loans and lines, 7% residential real estate mortgage loans and 4% consumer loans.

The Company had an allowance for loan losses at September 30, 2004 of $3.8 million or 1.48% of total outstanding loans compared to $3.3 million or 1.52% of total outstanding loans at December 31, 2003. At September 30, 2004, there were four loans totaling $262,000 in non accrual status and no loans 90 days or more past due and still accruing interest. Non-performing assets, which consist of loans in nonaccrual status, other real estate owned and repossessed vehicles, totaled $551,000 or 0.17% of total outstanding assets at September 30, 2004.

The Company has investment securities with an amortized cost of $46.5 million at September 30, 2004 compared to $36.8 million at December 31, 2003. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $46.7 million. The Company’s investment in debt securities at September 30, 2004, consists of U.S. Government agency securities, collateralized mortgage obligations (CMO’s), mortgage-backed securities, municipal bonds and corporate bonds. The portfolio increased by $9.7 million or 26% compared to $37.0 million at December 31, 2003. During the first nine months of 2004, the investment portfolio experienced increases of $20.5 million and $74,000 from the purchase of new securities and an improvement in fair market value, respectively. Activities resulting in decreases to the portfolio include proceeds from disposals of $4.3 million in available for sale securities, $4.8 million of principal re-payments on mortgage-backed and CMO securities, $1.6 million in bond maturities or redemptions, and $78,000 in net premium amortization. During the period, the Company repositioned a portion of the portfolio by selling several small remaining blocks of mortgage-related securities and other bonds that had not performed as expected. The transaction resulted in a net gain on the sale of less than $1,000. The Company also owned $1.2 million of Federal Home Loan Bank stock at September 30, 2004 compared to $950,000 at December 31, 2003. The volume of Federal Home Loan Bank stock required is dictated by a variety of factors including the Company’s level of outstanding Federal Home Loan Bank borrowings and the volume of mortgage-related assets on the Company’s balance sheet.

Federal funds sold at September 30, 2004 are $8.0 million compared with no Federal funds sold at December 31, 2003. Excess funds created due to fluctuations in deposit levels are invested overnight in Federal funds through our correspondent banks. Overnight funds tend to increase at month-end due to increased deposit volumes from several real estate settlement accounts maintained by attorney customers. At September 30, 2004, the entire Federal funds sold balance outstanding was due to the fluctuation in the real estate settlement accounts. The daily average balances for Federal funds sold for the nine-month period ended September 30, 2004 was $3.2 million.

Interest-earning deposits held at correspondent banks decreased by approximately $426,000 from $438,000 at December 31, 2003 to $12,000 at September 30, 2004. Balances held at correspondent banks represent principal and interest payments from the investment portfolio waiting to be re-invested.

Non-earning and other assets increased by approximately $2.9 million between December 31, 2003 and September 30, 2004. Non-interest bearing cash due from banks increased by $1.8 million over the first nine months of 2004. Cash due from banks includes amounts represented by checks in the process of being collected through the Federal Reserve payment system. Funds represented by these checks were not yet collected and therefore could not be invested overnight. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows. Categories of other assets experiencing increases between December 31, 2003 and September 30, 2004 include interest receivable, bank premises and equipment, other real estate owned and cash surrender value on bank owned life insurance. The Company has an outstanding commitment to invest in two Small Business Investment Corporations (SBIC’s) and at September 30, 2004, the amount of commitment still due is $288,000.

Total deposits increased by $56.1 million between December 31, 2003 and September 30, 2004 from $218.6 million to $274.7 million. The largest increase occurred in the time deposit category, which increased by $36.2 million from $112.5 million on December 31, 2003 to $148.7 million on September 30, 2004. Other deposit categories increased between December 31, 2003 and September 30, 2004 as follows: non-interest bearing demand deposits increased by $9.1 million from $37.9 million to $47.0 million, money market deposits increased by $7.9 million from $24.8 million to $32.7 million, interest-bearing demand deposits increased by $2.2 million from $41.1 million to $43.3 million and savings deposits increased by $827,000 from $2.2 million to $3.0 million.

As previously mentioned in the discussion of Federal funds sold, the Company maintains a number of deposit relationships with real estate settlement attorneys. The nature of the settlement attorneys’ business dictates that cash flows into their deposit accounts prior to settling a real estate transaction and flows out following the transaction. The majority of real estate transactions tend to occur toward the end of each month. At September 30, 2004, aggregate balances in the real estate settlement deposit accounts are $18.3 million compared $15.7 million at December 31, 2003. Of the $18.3 million in real estate settlement deposits on September 30, 2004, $12.3 million is in the non-interest bearing demand deposit category and $6.0 million is in the interest bearing demand category. At December 31, 2003, $12.3 million of the $15.7 million was in the non-interest bearing demand deposit category and the remaining $3.4 million was in the interest bearing category. The average aggregate quarterly balances in these real estate settlement accounts were approximately $9.9 million and $11.8 million on September 30, 2004 and December 31, 2003, respectively. Excluding the temporary, month-end effect of the real estate settlement deposit accounts, total deposits at September 30, 2004 and December 31, 2003 would have been approximately $266.3 million and $214.7 million, respectively.

The composition of the deposit base, by category, at September 30, 2004 is as follows: 54% time deposits, 17% interest-bearing demand deposits, 16% non-interest-bearing demand deposits, 12% money market and 1% statement savings. The composition of the deposit base, by category, at December 31, 2003 was 52% time deposits, 19% interest-bearing demand deposits, 17% non-interest-bearing demand deposits, 11% money market and 1% statement savings. Time deposits of $100,000 or more totaled $92.9 million at September 30, 2004 compared to $53.4 million at December 31, 2003. The Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank borrowing, but do not require collateralization like Federal Home Loan Bank borrowings. Brokered deposits were $44.0 million at September 30, 2004 compared with $11.0 million at December 31, 2003.

The Company had $20.0 million of Federal Home Loan Bank borrowings outstanding at September 30, 2004 compared with $19.0 million at December 31, 2003. Long-term borrowings outstanding at September 30, 2004 were comprised of two $5.0 million advances and one $8.0 million advance. At December 31, 2003, borrowing included the two long-term $5.0 million advances and a $7.0 million overnight advance.

On August 27, 2003, Crescent Capital Trust I issued Trust Preferred securities in the amount of $8.0 million at a variable interest rate equal to three-month LIBOR plus 310 basis points. The Trust Preferred securities have a thirty year maturity with a continuous five year call provision and are eligible for inclusion as Tier 1 capital. The $8.0 million in Trust Preferred securities were outstanding at both September 30, 2004 and December 31, 2003.

At December 31, 2003, the Company had $1.4 million in overnight borrowings in the form of Federal funds purchased. These borrowing generally mature within one to four days from the transaction date. There were no Federal funds purchased as of September 30, 2004.

On September 30, 2004, the Company had securities sold under repurchase agreements in the amount of $559,000 compared to $633,000 at December 31, 2003. Securities sold under repurchase agreements generally mature within one to four days from the transaction date.

Accrued interest payable and other liabilities decreased by $376,000 to $1.6 million at September 30, 2004 compared with $1.9 million at December 31, 2003. The decrease is primarily the result of the payment of merger consideration to former Centennial Bank shareholders as they present their share certificates for exchange.

Between December 31, 2003 and September 30, 2004, total stockholders’ equity rose by $2.1 million. The increase was the net result of net income for the nine month period of $1,644,000, $412,000 in new stock issuance and the exercise of stock options, and $45,000 net unrealized gain on available for sale securities.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED

SEPTEMBER 30, 2004 AND 2003

Net Income. Net income for the three-month period ending September 30, 2004 was $661,000 or $.19 per share ($.18 fully diluted) compared to $422,000 or $.14 per share ($.13 fully diluted) for the prior year period. Annualized return on average assets was .83% and .77% for the two three-month periods ended September 30, 2004 and 2003, respectively. Return on average equity for the current period was 10.27% compared to 8.38% for the prior period. The Company continues to more efficiently leverage its capital position. Both performance ratios were positively impacted by the net effect of two non-recurring items. When factoring in the net after tax impact of the non-recurring items, return on average assets and return on average equity for the three-month period ended September 30, 2004 are .75% and 9.28%, respectively.

Results of operations for the three-month period ended September 30, 2004 were positively impacted by strong earning asset growth, an improvement in the overall yield on earning assets and a decline in the cost of interest-bearing funds. The Company also experienced increases in non-interest income, non-interest expenses and loan loss provision.

Net Interest Income. Net interest income increased by $869,000 or 48% from $1.8 million for the three-month period ended September 30, 2003 to $2.7 million for the three-month period ended September 30, 2004. Net interest income increased significantly due to strong growth in earning assets. During the quarter ended September 30, 2004, increases in interest rates helped raise the yield on earning assets while the cost of interest-bearing liabilities remained at relatively low levels.

Total average earning assets increased $91.1 million or 44% from an average of $204.9 million for the prior year three-month period to an average of $296.0 million for the current three-month period. Average loans outstanding for the period ended September 30, 2004 increased by $83.7 million or 51% to $248.0 million compared to $164.3 million of average outstanding loans for the prior year period. The average balance of the investment securities portfolio for the three-month period ended September 30, 2004 increased by $15.1 million or 51% to $44.8 million compared to an average of $29.6 million at September 30, 2003. The average balance of federal funds sold and other earning assets decreased to $3.2 million for the current three-month period compared to $10.9 million for the prior period. Average interest-bearing liabilities increased by $95.0 million or 60% from $157.4 million for the quarter ended September 30, 2003 to $252.4 million for the current quarter.

Total interest income for the period ended September 30, 2004 was $4.1 million compared to $2.7 million for the prior year period. The 49% or $1.3 million increase was the net result of a $1.3 million increase due to the growth in total average earning assets and a $14,000 decrease due to lower yields realized on the loan portfolio. Total interest expense for the current year period is $1.4 million compared to $937,000 for the prior year period. The $465,000 net increase was the result of a $626,000 increase due to the growth in interest-bearing liabilities less a $161,000 decline due to a lower cost of funds.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended September 30, 2004 was 3.59% compared to 3.49% for the three-month period ended September 30, 2003. The average yield on earning assets for the current three-month period increased 17 basis points to 5.47% compared with 5.30% for the prior year period. The average cost of interest-bearing funds decreased by 15 basis points to 2.21% from 2.36%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased by 32 basis points from 2.94% for the quarter ended September 30, 2003 to 3.26% for the quarter ended September 30, 2004. The Company’s dependence on interest-bearing liabilities to fund earning asset growth has increased over the past year. The percentage of interest earning assets to average interest-bearing liabilities declined from 130.17% during the quarter ended September 30, 2003 to 117.30% for the current quarter.

Between January 1, 2001 and June 29, 2004, the Federal Reserve cut short-term interest rates 550 basis points in an effort to stimulate an ailing economy. During this time, the Company positioned its balance sheet to take advantage of the next interest rate cycle in which rates increase. Therefore, approximately 70% to 75% of new loan volume has been priced at a variable interest rate. The rate on a typical variable loan might adjust based on the Prime lending rate plus  1/2% to 2%. Overall, 69% of outstanding loans are tied to a variable rate index. On June 30, 2004, the Federal Reserve began the next interest rate cycle when it increased rates by 25 basis points. During the three-month period ended September 30, 2004, the Federal Reserve raised short-term interest rates by another 50 basis points. Future interest rate adjustments are dependent on the monetary policy of the Federal Reserve, which is determined based on numerous economic factors. Although future monetary policy is uncertain, a continuing trend of increased rates should have a favorable impact on the yield on the loan portfolio.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended September 30, 2004 was $197,000 compared to $117,000 for the same period in 2003. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increase in the loan loss provision is primarily due to loan growth in the second quarter of 2004, although the analysis discussion outlines additional factors impacting the provision. The allowance for loan losses was $3.8 million at September 30, 2004, representing 1.48% of total outstanding loans.

Non-Interest Income. For the three-month period ended September 30, 2004, non-interest income increase by $292,000 or 69% to $714,000 compared to $422,000 for the same period in 2003. Customer service fees on deposit accounts increased by $76,000 from $112,000 to $188,000. Earnings from increases in cash value on life insurance are $61,000 during the current period compared to $20,000. Revenue earned from service charges on deposit accounts increased by $8,000 from $39,000 to $47,000. Other non-interest income, which includes investment referral fees, dividends from the Company’s investment in a mortgage company and gains on sales of assets, increased by $44,000 from $66,000 to $110,000. Mortgage origination and other loan related fees declined by $28,000 from $171,000 for the period ended September 30, 2003 to $143,000 for the current period.

During the third quarter of 2004, a special dividend distribution in the amount of $149,000 was received from a mortgage origination company in which Crescent had a minority interest. This distribution is deemed non-recurring.

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

Non-Interest Expenses. Non-interest expenses are $2.2 million for the three-month period ended September 30, 2004 compared with $1.5 million for the same period ended September 30, 2003. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $1.1 million for the three-month period ended September 30, 2004, compared to $774,000 for the same period in the prior year. The Company has expanded into three new markets since July 2003 and the number of employees has increased significantly. Management anticipates personnel expense to continue to increase through 2004 as we prepare to convert an existing loan production office into a full-service branch. As the Company continues to expand its branch network, additional administrative and support staff will need to be hired.

Occupancy and equipment expenses increased by $154,000 from $260,000 for the three-month period ended September 30, 2003 to $414,000 for the current year period. Approximately $50,000 of the current period charges represent costs of site preparation for the temporary branch facility to be opened in Sanford. Through the acquisition of two offices in Pinehurst and Southern Pines and the expansion in Holly Springs and Sanford, the Company has almost doubled its presence in central North Carolina over the past year.

Data processing costs increased by $51,000 from $91,000 for the three-months ended September 30, 2003 to $142,000 for the current three-month period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes. The added costs of installing and maintaining data communications lines to the new branch facilities are also considered data processing expenses. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $166,000 to $503,000 for the third quarter of 2004 compared with $337,000 for the prior year quarter. The increase was primarily a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $341,000 for the three-months ended September 30, 2004 compared with $221,000 for the prior year period. The effective tax rate for the three-month period ended September 30, 2004 was 34.0% compared with 34.3% for the prior year period.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2004 AND 2003

Net Income. Net income for the nine-month period ending September 30, 2004 was $1,644,000 or $.47 per share ($.44 diluted) compared to $1,159,000 or $.38 per share ($.37 diluted) for the period ended September 30, 2003. Annualized return on average assets was .73% and .81% for the nine-month periods ended September 30, 2004 and 2003, respectively. Return on average equity for the current period was 8.75% compared to 8.25% for the prior period. Despite higher earnings during the nine-months ended September 30, 2004, return on average assets declined in comparison to the prior year period. Return on average assets was adversely affected by the narrowing of the net interest margin in the current period. Return on average equity has improved as the Company has more effectively leveraged its capital.

Results of operations for the nine-month period ended September 30, 2004 were positively impacted by strong earning asset growth. Since September 1, 2003, the Company has acquired or opened branches in three new markets in central North Carolina. The franchise expansion efforts resulted in increases in both non-interest income and non-interest expenses. The strong loan growth experienced during the first nine months of 2004 resulted in an increase in the provision for loan losses.

Net Interest Income. Net interest income for the nine-month period ended September 30, 2004 was approximately $7.5 million, representing a $2.5 million or 52% increase over the $5.0 million reported for the prior year period. The increase in net interest income was due to growth in the average volume of interest-earning assets and a more pronounced decline in the cost of funds than in the yield on earning assets. The increase in total interest income from the growth in earning assets more than offset the unfavorable impact from the decline in the yield on those assets. Total interest expense from deposits and borrowings also increased due to growth in interest-bearing liabilities needed to fund the higher volume of assets. Although the interest rate spread increased during the current period, net interest margin declined due to the Company’s increased reliance on interest-bearing liabilities to fund the asset growth.

Total average earning assets increased $100.9 million or 56% from an average of $180.6 million for the nine-months ended September 30, 2003 to an average of $281.5 million for the nine-months ended September 30, 2004. The average balance of loans outstanding during the current period was $235.6 million, increasing by $92.3 million or 64% compared to $143.3 million of average outstanding loans for the prior year period. The average balance of the investment securities portfolio for the current period was $42.1 million compared to an average of $28.2 million for the period ended September 30, 2003. The average balance of federal funds sold and other earning assets declined to $3.8 million for the current period compared to $9.1 million for the prior period. Average interest-bearing liabilities increased by $101.8 million or 75% from $135.6 million for the period ended September 30, 2003 to $237.4 million for the current period.

Total interest income increased by $3.9 million for the nine-months ended September 30, 2004 to $11.4 million compared to $7.5 million the prior year. The growth in total average earning assets accounted for a $4.5 million increase in interest income, which was partially offset by a $550,000 decrease in interest income due to lower yields realized on earning assets. Total interest expense experienced a net increase of $1.4 million, increasing from $2.5 million to $3.9 million for the current period. Interest expense increased by $2.9 million due to growth in interest-bearing funds and declined by $1.5 million due to the lower interest rate environment.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the nine-month period ended September 30, 2004 was 3.56% compared to 3.68% for the prior nine-month period. The average yield on earning assets for the current nine-month period declined 13 basis points to 5.42% compared with 5.55% for the prior year period, while the average cost of interest-bearing funds decreased by 29 basis points to 2.20% from 2.49%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased by 16 basis points from 3.06% for the period ended September 30, 2003 to 3.22% for the period ended September 30, 2004. Despite the improvement in interest rate spread, the net interest margin narrowed due to the Company’s increased reliance on interest-bearing liabilities to fund earning assets. The percentage of average-interest earning assets to average interest-bearing liabilities declined from 133.15% for the prior period to 118.54% for the period ended September 30, 2004.

After 42 months of easing the money supply by cutting short-term rates, the Federal Reserve Bank shifted its monetary policy and began raising rates on June 30, 2004. The Company’s asset-sensitive balance sheet is positioned such that the yield on earning assets will react more quickly to a change in rates, while the cost of funds will react at a more gradual rate. Although the direction and magnitude of future interest rates changes is uncertain, the Company believes it is positioned to take advantage of a moderately increasing rate environment.

Provision for Loan Losses. The Company’s provision for loan losses for the nine-month period ended September 30, 2004 was $582,000 compared to $345,000 for the nine-month period from a year ago. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increase in the loan loss provision during the first nine months of 2004 is principally due to the net growth of the loan portfolio, although the analysis discussion outlines additional factors impacting the provision. The allowance for loan losses is $3.8 million at September 30, 2004, representing 1.48% of total outstanding loans.

Non-Interest Income. For the nine-month period ended September 30, 2004, non-interest income increased by $721,000 or 68% to $1.8 million from $1.1 million for the same period in 2003. The largest component of non-interest revenue was customer service fees on deposit accounts which increased by $229,000 to $533,000 for the current period compared to $304,000 for the prior nine-month period. Earnings from increases in cash value on life insurance rose by $161,000 from $20,000 to $181,000. Revenue earned from service charges on deposit accounts increased by $26,000 from $115,000 to $141,000. Total mortgage origination and other loan related fees increased by $9,000 from $498,000 to $507,000. Other non-interest income, which includes investment referral fees, dividends from the Company’s investment in a mortgage company and gains on sales of assets, increased by $285,000 from $135,000 to $420,000.

In the prior year period, a significant percentage of non-interest income was derived from mortgage loan origination fees. The volume of these fees was driven, to a large extent, by refinancing due to the favorable interest rate environment. Refinancing activity has moderated over the past months and we have shifted our emphasis to purchase money loans. Mortgage loan origination fees were $453,000 in the current nine-month period compared with $456,000 for the prior year.

During the first nine months of 2004, the Company received $287,000 in dividend distributions from its membership interest in a mortgage origination company. The amount included a special, non-recurring dividend of $149,000. The membership interest in the mortgage origination company was sold on October 1, 2004, and there will be no further recurring quarterly distributions.

Non-Interest Expenses. Non-interest expenses were $6.3 million for the nine-month period ended September 30, 2004 compared with $3.9 million for the same period ended September 30, 2003. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $3.2 million for the current nine-month period compared with $2.1 million recorded for the same period in the prior year. The Company has expanded into three new markets since September 1, 2003 and the number of employees has increased significantly. Management anticipates personnel expense to continue to increase through 2004 as we prepare to convert an existing loan production office into a full-service branch. The continued expansion of our branch network has resulted in the hiring of additional support and administrative staff.

Occupancy expenses increased by $408,000 from $716,000 for the nine-month period ended September 30, 2003 to $1.1 million for the current year period. Through the acquisition of two offices in Pinehurst and Southern Pines and the expansion into Holly Springs and Sanford, the Company has almost doubled its presence in Central North Carolina over the past year. Data processing costs increased from $243,000 for the nine-months ended September 30, 2003 to $402,000 for the current nine-month period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes. The added costs of installing and maintaining data communications lines to the new branch facilities are also considered data processing expenses. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $642,000 to $1.5 million for the current nine-month period compared to $854,000 for the comparative prior period. The increase was primarily as a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $817,000 during the nine-months ended September 30, 2004 compared to $630,000 for the prior year period. The effective tax rate for the current nine-month period was 33.2% compared with 35.2% for the prior year period. The improvement in the effective tax rate is attributable to a substantial increase in tax exempt investments.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company’s assets and liabilities for the three and nine-month periods ended September 30, 2004 and 2003. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the table, non-accrual loans are included, when applicable, in the average loan balance.

Average Balances, Interest and Average Yields/Cost

(Dollars in Thousands)

	For the Three Months Ended September 30,
	2004			2003
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earnings assets
Loan portfolio	$248,039	$3,599	5.77%	$164,343	$2,436	5.88%
Investment securities	44,796	461	4.12%	29,664	275	3.71%
Fed funds and other interest-earning assets	3,176	11	1.38%	10,888	26	0.95%

Total interest-earning assets	296,011	4,071	5.47%	204,895	2,737	5.30%
Noninterest-bearing assets	19,662			13,496

Total Assets	$315,673			$218,391

Interest-bearing liabilities
Interest-bearing NOW	$41,724	83	0.79%	$34,387	73	0.84%
Money market and savings	35,392	95	1.07%	25,230	84	1.32%
Time deposits	147,179	957	2.59%	82,738	626	3.00%
Borrowings	28,061	267	3.72%	15,047	154	4.06%

Total interest-bearing liabilities	252,356	1,402	2.21%	157,402	937	2.36%
Non-interest bearing deposits	36,559			39,023
Other liabilities	1,218			1,967

Total Liabilities	290,133			198,392
Stockholders’ Equity	25,540			19,999

Total Liabilities & Stockholders’ Equity	$315,673			$218,391

Net interest income		$2,669			$1,800

Interest rate spread			3.26%			2.94%

Net interest-margin			3.59%			3.49%

Percentage of average interest-earning assets to average interest-bearing liabilities			117.30%			130.17%

Average Balances, Interest and Average Yields/Cost

(Dollars in Thousands)

	For the Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earnings assets
Loan portfolio	$235,630	$10,097	5.72%	$143,269	$6,458	6.03%
Investment securities	42,067	1,292	4.10%	28,185	959	4.54%
Fed funds and other interest-earning assets	3,767	29	1.03%	9,111	74	1.09%

Total earning assets	281,464	11,418	5.42%	180,565	7,491	5.55%
Noninterest-bearing assets	19,499			9,665

Total Assets	$300,963			$190,230

Interest-bearing liabilities
Interest-bearing NOW	$40,838	242	0.79%	$28,486	201	0.94%
Money market and savings	33,123	277	1.12%	22,410	226	1.35%
Time deposits	138,617	2,660	2.56%	$72,678	$1,731	3.18%
Borrowings	24,870	731	3.86%	12,033	366	4.07%

Total interest-bearing liabilities	237,448	3,910	2.20%	135,607	2,524	2.49%
Non interest-bearing deposits	37,061			34,744
Other liabilities	1,360			1,106
Total Liabilities	275,869			171,457
Stockholders’ Equity	25,094			18,773

Total Liabilities & Stockholders’ Equity	$300,963			$190,230

Net interest income		$7,508			$4,967

Interest rate spread			3.22%			3.06%

Net margin			3.56%			3.68%

Percentage of average interest-earning assets to average interest bearing liabilities			118.54%			133.15%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three and nine-month periods ended September 30, 2004 and 2003. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis

	Three Months Ended Sept 30, 2004 vs. 2003 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	1,223	(60)	1,163
Investment Securities	148	38	186
Fed funds and other interest-earning assets	(23)	8	(15)

Total interest-earning assets	1,348	(14)	1,334

Interest Expense
Interest-bearing NOW	15	(5)	10
Money market and savings	31	(20)	11
Time deposits	451	(120)	331
Borrowings	129	(16)	113

Total interest-bearing liabilities	626	(161)	465

Net interest income	722	147	869

Rate/Volume Analysis

	Nine Months Ended Sept 30, 2004 vs. 2003 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	4,070	(431)	3,639
Investment Securities	450	(117)	333
Fed funds and other interest-earning assets	(43)	(2)	(45)

Total interest-earning assets	4,477	(550)	3,927

Interest Expense
Interest-bearing NOW	982	(941)	41
Money market and savings	99	(48)	51
Time deposits	1,418	(489)	929
Borrowings	388	(23)	365

Total interest-bearing liabilities	2,887	(1,501)	1,386

Net interest income	1,590	951	2,541

NONPERFORMING ASSETS

The table below sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At September 30,		At December 31,
	2004	2003	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$262	$70	$159	$—
Restructured loans	—	—	—	—

Total nonperforming loans	262	70	159	—

Real estate owned	254	175	—	—
Repossessed assets	35	—	—	—

Total nonperforming assets	$551	$245	$159	$—

Accruing loans past due 90 days or more	$—	$—	$647	$—
Allowance for loan losses	3,771	3,117	3,304	1,711
Nonperforming loans to period end loans	.10%	.03%	0.07%	0.00%
Allowance for loan losses to period end loans	1.48%	1.50%	1.52%	1.36%
Allowance for loan losses to nonperforming loans	1439.31%	4,452.86%	2,077.99%	0.00%
Nonperforming assets to total assets	.17%	.09%	0.06%	0.00%

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

Properties securing two loans reported in the Company’s June 30, 2004 Form 10-QSB as being in non-accrual status were foreclosed on during the third quarter. One loan in the amount of $271,000 was secured by commercial real estate. At foreclosure, the Company charged-off $21,000 and recorded the property at $250,000. At September 30, 2004, the Company has received and applied an earnest money deposit of $5,000 for the purchase of the property. The second property is a residential lot for which the loan amount was $24,000. Upon foreclosure, the Company charged-off $15,000 and recorded the property at $9,000. At September 30, 2003, there was $175,000 of other real estate owned.

There were four non-accrual loans at September 30, 2004 in the aggregate amount of $262,000. One commercial line of credit in the amount of $250,000 is secured by inventory, accounts receivable and equipment. Collection of the amount due is doubtful. Two loans in the amounts of $3,000 each are secured by automobiles and the makers are paying an agreed amount monthly. The final loan is an unsecured consumer loan in the amount of $7,000. Collection of the amount due is doubtful. Interest foregone on nonaccrual loans was approximately $14,000 for the nine-month period ended September 30, 2004. At September 30, 2003, there were three loans in nonaccrual status totaling $70,000. Interest foregone on nonaccrual loans was approximately $8,000 for the nine-month period ended September 30, 2003.

At September 30, 2004, we had identified five loans totaling $339,000 as potential problem loans. Two loans are cross-collateralized by business assets and a second deed of trust on a personal residence, one loan is secured by business assets and two loans are unsecured.

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

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. For the nine-month period ended September 30, 2004, there were $115,000 in net loan charge-offs and at September 30, 2004 there were $262,000 in non-performing loans. The allowance for loan losses at September 30, 2004 was $3.8 million, which represents 1.48% of total outstanding loans.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses

	At September 30,
	2004		2003
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Residential real estate loans	$41	4.32%	$54	7.02%
Home equity loans and lines	168	11.83%	111	10.55%
Commercial mortgage loans	1,250	48.17%	1,465	48.02%
Construction loans	680	14.28%	432	14.44%
Commercial and industrial loans	1,295	19.25%	875	16.13%
Loans to individuals	337	2.15%	180	3.84%

Total allowance for loan losses	$3,771	100.00%	$3,117	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Period Ended Sept 30,
	2004	2003
	(Dollars in thousands)
Balance at the beginning of the year	$3,304	$1,711
Charge-offs:
Commercial and industrial loans	95	76
Commercial real estate loans	21	—
Residential real estate loans	49	—
Loans to individuals	6	3

Total charge-offs	171	79

Recoveries	56	12

Net charge-offs	115	67

Acquired in Centennial Bank transaction	—	1,128

Provision for loan losses	582	345

Balance at the end of the year	$3,771	$3,117

Total loans outstanding at period-end	$254,025	$207,776
Average loans outstanding for the period	$235,630	$143,269

Allowance for loan losses to total loans outstanding	1.48%	1.50%

Ratio of net charge-offs to average loans outstanding-annualized	0.07%	0.06%

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

As of September 30, 2004, liquid assets (cash and due from banks, interest-earning deposits with banks, Federal funds sold and investment securities available for sale) were approximately $64.4 million, which represents 19% of total assets and 23% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $79.9 million of which $20.0 million is outstanding at September 30, 2004. At

September 30, 2004, outstanding commitments for undisbursed lines of credit, letters of credit and future investments amounted to approximately $62.4 million. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios and anticipated increases in deposits. Certificates of deposits represented 54% of the Company’s total deposits at September 30, 2004 compared with 52% at December 31, 2003. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more were $92.9 million or 34% of the Company’s total deposits at September 30, 2004 compared to $53.5 million or 24% at year-end December 31, 2003. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent State Bank must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At September 30, 2004, the Bank’s equity to asset ratio was 7.93%. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. The Bank’s ratio of Tier I capital to risk-weighted assets at September 30, 2004 was 11.01%.

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

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated, including general and local economic conditions; changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other competitive, technological, governmental and regulatory factors affecting our operations, pricing, products, and services.

Item 3. Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the period covered by this report.

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

CRESCENT FINANCIAL CORPORATION

Date: November 10, 2004	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

Date: November 10, 2004	By:	/s/ Bruce W. Elder
Bruce W. Elder
Vice President and Secretary