Form 10KSB
period 2004-12-31
CRESCENT FINANCIAL CORP
filed 2005-03-16
CIK 1143921

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2004

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

COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Registrant’s revenues for the year ended December 31, 2004 were $18,238,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2004 was approximately $54,894,000.

The number of shares of the Registrant’s Common Stock outstanding on December 31, 2004 was 3,566,889.

Documents Incorporated by Reference:

Proxy Statement dated March 25, 2005 for the 2005 Annual Meeting of Shareholders (Part III).

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

The Registrant operates for the primary purpose of serving as the holding company for the Bank. The Registrant’s headquarters are located at 1005 High House Road, Cary, North Carolina 27513.

The Bank was incorporated on December 22, 1998 as a North Carolina-chartered commercial bank and opened for business on December 31, 1998. Including its main office, the Bank operates nine (9) full service branch offices in Cary (2), Apex, Clayton, Holly Springs, Pinehurst, Southern Pines, Sanford and Garner, North Carolina.

The Bank operates for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in its market area. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer and personal loans, and mortgage services and other associated financial services.

Primary Market Area

The Registrant’s market area consists of the Towns of Cary, Apex, Holly Springs and Garner in Wake County, North Carolina, the Town of Clayton in Johnston County, North Carolina, the Towns of Pinehurst and Southern Pines in Moore County, North Carolina and the Town of Sanford in Lee County, North Carolina. Wake County is part of the second largest metropolitan area in North Carolina, which, with adjacent counties, has a population of over 1.2 million. Cary, the second largest city in Wake County and the seventh largest in North Carolina, has an estimated population of approximately 108,000. The area has a very strong and diversified economy. The total population of Wake County is over 720,000. The total population of Johnston County is over 140,000. Moore County has an estimated population of approximately 80,000 and Lee County has an estimated population of over 50,000. The market area is served by several major highways, Interstates 40, 440 and 540, US 1 and 64, and NC 55. International, national, and regional airlines offer service from the Raleigh-Durham International Airport, which is less than five miles from Cary.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to early adoption of statewide branching. Registrant competes in its market areas with large regional and national banking organizations, other federally and state chartered financial institutions such as savings and loan institutions and credit unions, consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of Registrant’s competitors have broader geographic markets and higher lending limits than Registrant and are also able to provide more services and make greater use of media advertising. All markets in which the Registrant has a branch are also served by branches of the largest banks in North Carolina. The following data was compiled by the Federal Deposit Insurance Corporation (the “FDIC”) as of June 30, 2004. Wake County had 209 offices of 22 commercial and savings institutions and the Registrant’s four branch offices accounted for 1.89% of total deposits. Johnston County had 36 offices of 10 different commercial and savings institutions and the Registrant’s one branch office accounted for 1.37% of total deposits. Moore County had 37 offices of 11 different commercial and savings institutions and the Registrant’s two branch offices accounted for 4.42% of total deposits. Lee County had 18 offices of 7 different commercial and savings institutions. As of June 30, 2004, the Registrant was operating only a loan production office, and therefore no market share data was available.

The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of Registrant’s competitors. In addition, as a result of interstate banking, out-of-state commercial banks have acquired North Carolina banks and heightened the competition among banks in North Carolina.

Despite the competition in its market areas, Registrant believes that it has certain competitive advantages that distinguish it from its competition. Registrant believes that its primary competitive advantages are its strong local identity and affiliation with the community and its emphasis on providing specialized services to small and medium-sized business enterprises, service professionals and other retail consumer customers. Registrant offers customers modern, high-tech banking without forsaking community values such as prompt, personal service and friendliness. Registrant offers many personalized services and intends to attract customers by being responsive and sensitive to their individualized needs. Registrant also relies on goodwill and referrals from shareholders and satisfied customers, as well as traditional media to attract new customers. To enhance a positive image in the community, Registrant supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Employees

At December 31, 2004, the Registrant employed 68 full-time and 15 part-time employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2004, the Registrant was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 10.38% and 11.61%, respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s interest rate risk management include a measurement of board of directors and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

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

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

•	making or servicing loans;

•	performing certain data processing services;

•	providing discount brokerage services;

•	acting as fiduciary, investment or financial advisor;

•	leasing personal or real property;

•	making investments in corporations or projects designed primarily to promote community welfare; and

•	acquiring a savings and loan association.

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

In general, the Sarbanes-Oxley Act mandates important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backs these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The economic and operational effects of this new legislation on public companies, including us, is significant in terms of the time, resources and costs associated with complying with the new law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we are presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

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

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Registrant’s ability to pay cash dividends depends upon the cash dividends the Registrant receives from the Bank. At present, the Registrant’s only source of income is dividends paid by the Bank and interest earned on any investment securities the Registrant holds. The Registrant must pay all of its operating expenses from funds it receives from the Bank. Therefore, shareholders may receive dividends from the Registrant only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the Bank to us will likely be limited to amounts needed to pay any separate expenses of the Registrant and/or to make required payments on our debt obligations, including the interest payments on our junior subordinated debt.

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

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and Federal Reserve Board regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Registrant, and any subsidiary of the Registrant and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

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

ITEM 2 – DESCRIPTION OF PROPERTY

The following table sets forth the location of the Registrant’s main office and branch offices, as well as certain information relating to these offices to date.

Office Location	Year Opened	Approximate Square Footage	Owned or Leased
Main Office 1005 High House Road Cary, NC	2000	8,100	Leased

Cary Branch 1155 Kildaire Farm Road Cary, NC	1998	2,960	Leased

Apex Branch 303 South Salem Street Apex, NC	1999	3,500	Leased

Clayton Branch 315 East Main Street Clayton, NC	2000	2,990	Leased

Holly Springs Branch 700 Holly Springs Road Holly Springs, NC	2003	3,500	Owned

Pinehurst Branch 211-M Central Park Avenue Pinehurst, NC	2003	2,850	Leased

Southern Pines Branch 185 Morganton Road Southern Pines, NC	2003	3,500	Leased

Sanford Branch 870 Spring Lane Sanford, NC	2004	1,960	Leased

Garner Branch 574 Village Court Garner, NC	2005	1,937	Leased

The total net book value of the Company’s real property used for business purposes, furniture, fixtures, and equipment on December 31, 2004 was $3,030,184. All properties are considered by Company management to be in good condition and adequately covered by insurance.

ITEM 3 - LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject other than routine litigation that is incidental to its business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the fourth quarter of 2004.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant’s stock is listed on the NASDAQ SmallCap Market under the symbol “CRFN.” There were 3,566,889 shares outstanding at December 31, 2004 owned by approximately 2,200 shareholders. The table below lists the high and low prices at which trades were completed during each quarter for the last two years. The Company’s stock is considered thinly traded with only a few thousand shares traded, on average, per day.

	Low (1)	High (1)
January 1, 2003 to March 31, 2003	$7.51	$8.70
April 1, 2003 to June 30, 2004	8.39	9.38
July 1, 2003 to September 30, 2003	8.67	10.38
October 1, 2003 to December 31, 2003	10.17	11.54
January 1, 2004 to March 31, 2004	11.27	15.20
April 1, 2004 to June 30, 2004	12.03	15.03
July 1, 2004 to September 30, 2004	12.32	14.00
October 1, 2004 to December 31, 2004	13.01	15.39

(1)	The 2003 prices quoted above have been adjusted to reflect the effect of the 20% stock dividend paid in 2004.

See Item 11 of this Report for disclosure regarding securities authorized for issuance under equity compensation plans.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the years ended December 31, 2004 and 2003. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis.

COMPANY OVERVIEW

Crescent State Bank (the “Crescent”) was formed in August 1998 and began operations in Wake County, North Carolina in the Town of Cary on December 31, 1998. Six years later, the Bank has expanded beyond Wake County and now has nine full service branches serving businesses and individuals in Wake, Johnston, Moore and Lee counties. Crescent Financial Corporation (the “Company”) was formed on June 29, 2001 for the purpose of becoming a bank holding company for the Bank. Upon formation, one share of the Company’s $1 par value common stock was exchanged for each of the outstanding shares of the Bank’s $5 par value common stock. The Company formed Crescent Financial Capital Trust I during 2003 in order to facilitate the issuance of trust preferred securities. The Company currently has no operations and conducts no business on its own other than owning the Bank and the Trust. The formation of the Company had no impact on the operations of the Bank. The consolidated capitalization, assets, liabilities, income and expenses of the Company immediately following its formation were substantially the same as those of the Bank immediately prior to the formation.

Crescent State Bank is a North Carolina-chartered banking corporation. The primary business of the Bank is to solicit deposits and invest those funds by originating loans in its established market area. The Bank’s lending activities are oriented to the small-to-medium sized business as well as to the consumer/retail customer located in Wake, Johnston, Moore and Lee Counties. The Bank offers commercial, consumer, and mortgage lending products, as well as the ability to structure credit products to fit specialized needs. Funds are also invested, to a lesser extent, in investment securities, Federal funds and interest earning accounts with correspondent banks. The deposit services offered by the Bank include small business and personal checking, savings accounts and certificates of deposit. The Bank concentrates on customer relationships in building its deposit base and competes aggressively in the area of transaction accounts. Additional sources of funding available to the Bank include borrowings from the Federal Home Loan Bank, Federal funds purchased from correspondent banks and brokered certificates of deposit.

Crescent State Bank operates eight branch locations in addition to its Main Office at 1005 High House Road in Cary, NC. The Bank’s first location opened on December 31, 1998 and is located at 1155 Kildaire Farm Road in Cary, NC. The second location at 303 South Salem Street in Apex, NC was opened in late November 1999. The corporate headquarters and Main Office on High House Road opened in April 2000. The Bank opened its fourth location in December 2000 at 315 E. Main Street in Clayton, NC. In May 2003, Crescent opened its fifth banking office in a temporary location in Holly Springs, NC. The staff relocated to the permanent building in January 2004. On August 29, 2003, the Company acquired Centennial Bank of Southern Pines, NC and began operating the two branches in Moore County of the former Centennial Bank. The branch locations are at 185 Morganton Road in Southern Pines and 211-M Central Park Avenue in Pinehurst. Branch operations began at our 870 Spring Lane location in Sanford, NC in October 2004. The ninth branch of Crescent State Bank was opened for business at 574 Village Court in Garner, NC on January 18, 2005.

The following discussion and analysis contains the consolidated financial results for the Company, and the Bank for the years ended December 31, 2004 and 2003. Effective October 1, 2004, the Company discontinued the consolidation of Crescent Financial Capital Trust I and began reporting the junior subordinated debentures that the Company issued in exchange for the proceeds that resulted from the issuance of the trust preferred securities. The trust preferred securities that were previously reported and the junior subordinated debentures that were reported effective October 1, 2004, are classified as long-term debt obligations. The impact of this change did not have a material effect on the consolidated financial statements. Except for the accounting treatment, the relationship between the Company and Crescent Financial Capital Trust I has not changed. Crescent Financial Capital Trust I continues to be a wholly owned subsidiary of the Company and the full and unconditional guarantee of the Company for the repayment of the trust preferred securities remains in effect. The financial statements presented contain the consolidation of Crescent Financial Corporation and Crescent State Bank only, the Company and its consolidated subsidiary are collectively referred to herein as the Company unless otherwise noted.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND 2003

At December 31, 2004, the Company reported total assets of $331.2 million, reflecting a $57.5 million or 21% increase over the $273.7 million in total assets at December 31, 2003. Total earning assets increased by 23% or $57.3 million from $255.1 million at December 31, 2003 to $312.4 million at December 31, 2004. Earning assets at December 31, 2004 consisted of $257.5 million in gross loans, $54.9 million in investment securities and Federal Home Loan Bank (FHLB) stock and $43,000 in overnight investments. Total liabilities increased by $54.9 million or 22% from $249.6 million at December 31, 2003 to $304.5 million at December 31, 2004. Total stockholders’ equity increased from $24.1 million at December 31, 2003 to $26.8 million at December 31, 2004. This increase was attributable to net income and the exercise of certain vested stock options.

Gross loans increased by $40.7 million or 19% growing from $216.8 million as of December 31, 2003 to $257.5 million at December 31, 2004. The commercial mortgage loan category experienced the most significant net growth increasing $20.5 million or 20% from $101.3 million to $121.8 million. Net growth in other loan categories were as follows: commercial and industrial loans increased by $10.6 million or 28% from $38.2 million to $48.8 million, home equity lines and loans increased by $8.0 million or 35% from $23.0 million to $31.0 million, and construction loans increased by $7.3 million or 23% from $31.6 million to $38.9 million. Two loan categories experienced declines during 2004; residential mortgage loans decreased by $3.2 million or 22% from $14.8 million to $11.6 million and consumer loans decreased by $2.4 million or 29% from $8.2 million to $5.8 million. Residential mortgage loans outstanding had increased significantly due to the acquisition of Centennial Bank of Southern Pines (“Centennial”). The mortgage loans originated by Centennial were frequently held in their own loan portfolio. Crescent works with a diverse group of third-party mortgage companies offering a wide range of mortgage products. All residential mortgage loans originated by Crescent are underwritten and closed by those companies and not placed in Crescent’s portfolio. The decline in the residential mortgage loan portfolio represents the normal principal payments on loans acquired through the merger.

The composition of the loan portfolio, by category, as of December 31, 2004 is as follows: 47% commercial mortgage loans, 19% commercial and industrial loans, 15% construction loans, 12% home equity loans and lines of credit, 5% residential mortgage loans and 2% consumer loans. The composition of the loan portfolio at December 31, 2003 was as follows: 47% commercial mortgage loans, 18% commercial and industrial loans, 14% construction loans, 10% home equity loans and lines of credit, 7% residential mortgage loans and 4% consumer loans.

The allowance for loan losses was $3.7 million or 1.42% of total outstanding loans at December 31, 2004 and $3.3 million or 1.52% of total outstanding loans at December 31, 2003. Approximately $1.1 million of the $3.3 million allowance at December 31, 2003 was acquired as part of the merger with Centennial. The credit quality of Crescent’s loan portfolio remains high. At December 31, 2004, there were two loans totaling approximately $5,000 in non-accrual status. Non-performing loans to total loans, expressed as a percentage, at December 31, 2004 was less than 0.01%. In addition to the two loans in non-accrual status, there were seven loans totaling approximately $434,000 that were 30 days or more past due. There were no loans 90 days or more past due and still accruing interest. At December 31, 2003, there were four loans totaling approximately $159,000 in non-accrual status and one loan for approximately $647,000 that was more than 90 days past due and still accruing interest. The latter loan remained in accruing status because management and the borrower were working toward a satisfactory resolution. In addition to the five loans noted above, there were several loans with an aggregate balance of $855,000 that were 30 days or more past due as of December 31, 2003. Non-performing loans represented 0.07% and non-performing loans and loans past due 90 days or more and still accruing interest represented 0.37% of total outstanding loans at December 31, 2003. See the section entitled “Non Performing Assets” for more details.

The amortized cost and fair market value of the Company’s investment securities portfolio were both $53.4 million at December 31, 2004. All investments are accounted for as available for sale under Financial Accounting Standards Board (“FASB”) No. 115 and are presented at their fair market value. The portfolio experienced a net increase of $16.4 million or 44% compared with $37.0 million at December 31, 2003. The Company’s investment in debt securities at December 31, 2004, consisted of U.S. Government agency securities, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBSs), municipal bonds and a trust preferred stock issue. Increases in the portfolio during 2004 were attributed to $28.8 million in purchases. Activities resulting in portfolio decreases included $6.1 million in principal re-payments on CMOs and MBSs, $1.7 million in bond maturities, $4.3 million in sales of securities available for sale, $200,000 decline in the fair market value of the portfolio and $100,000 in net premium amortization. The Company also owned $1.5 million of Federal Home Loan Bank stock at December 31, 2004 compared with $950,000 at December 31, 2003.

There were no Federal funds sold at December 31, 2004 or December 31, 2003. Federal funds sold represent excess funds invested on a short-term overnight basis. These funds are used to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels. The Company typically experiences increases in Federal funds sold at month-end due to several real estate settlement deposit accounts maintained by real estate attorney customers. However, due to the relatively low volume of residential real estate transactions occurring between Christmas and New Years, the volume of these real estate settlement accounts at the end of December is significantly lower than other month-end balances. The volume of deposits maintained in the real estate settlement accounts at December 31, 2004 was $12.1 million compared to average month-end balances of $20.2 million for the other eleven months in 2004. For a more detailed discussion regarding liquidity, see the section entitled “Liquidity and Capital Resources.”

Interest-earning deposits held at correspondent banks decreased by approximately $395,000 from $438,000 at December 31, 2003 to $43,000 at December 31, 2004. Funds held in interest-earning deposit accounts result primarily from the receipt of principal and interest from the investment portfolio. As funds accumulate, they are reinvested in investment securities.

Non-interest earning assets total $22.5 million at December 31, 2004 increasing by approximately $609,000 or 3%. Premises and equipment total approximately $3.0 million at December 31, 2004, reflecting a $331,000 net increase over the prior year. The net increase resulted from $876,000 of new purchases less $543,000 in depreciation expense and $2,000 in proceeds from the sale of assets. The value of bank owned life insurance increased by $211,000 from $5.1 million to $5.3 million. Other assets increased by $635,000 primarily due to an increase in equity investments in unaffiliated and unconsolidated entities. Accrued interest receivable increased by $254,000 due to the higher volume of earning assets. As a result of the Centennial acquisition in 2003, the Company recorded goodwill in the amount of $3.6 million. At December 31, 2004, the value of goodwill was not impaired. Interest earning cash and cash due from banks decreased by $1.4 million during the twelve-month period from December 31, 2003 to December 31, 2004. Cash due from banks includes amounts represented by checks in the process of being collected through the Federal Reserve payment system. Funds represented by these checks were not yet collected and therefore could not be invested overnight. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statements of Cash Flows.

Between December 31, 2003 and December 31, 2004, total deposits increased by $55.0 million or 25%. Time deposits experienced the greatest increase growing by $41.2 million from $112.5 million to $153.7 million. Increases in other deposit categories included $8.4 million in money market growing to $33.3 million, $4.9 million in non-interest bearing demand growing to $42.8 million and $843,000 in savings growing to $3.0 million. The interest-bearing demand deposit category experienced a net decrease of $270,000 declining from $41.1 million at December 31, 2003 to $40.8 million at December 31, 2004. The decline in interest-bearing demand deposits can be attributed, in part, to the recent increase in short-term interest rates. Crescent has always offered a relationship-based interest-bearing checking account that paid an above average market rate. During the years of low short-term interest rates, the rate of interest on the relationship-based interest bearing account was higher than the money market rate. As rates fell, customers shifted funds out of money market accounts into the interest-bearing checking account. Beginning in June 2004, as short-term interest rates began to increase, the rate paid on money market accounts has risen to levels exceeding the relationship-based account. As a result, money has begun shifting back into the higher paying money market accounts.

The Bank maintains a number of deposit relationships with real estate settlement attorneys. Balances in these escrow accounts can fluctuate significantly based on the amount of mortgage loan activity. At December 31, 2004, the aggregate balance in the real estate settlement accounts was $12.1 million compared to $15.7 million at December 31, 2003. Of the $3.6 million decrease in real estate settlement balances, $2.9 million was in the non interest-bearing demand category and $667,000 in interest-bearing demand accounts.

The composition of the deposit base, by category, at December 31, 2004 was as follows: 56% in time deposits, 16% in non interest-bearing demand deposits, 15% in interest-bearing demand deposits, 12% in money market deposits and 1% in savings deposits. The composition of the deposit base at December 31, 2003 was 52% time, 19% interest-bearing demand, 17% non interest-bearing demand, 11% money market and 1% savings. Earning assets growth during 2004 required the Company to rely more heavily on retail and brokered time deposits as a source of funding.

At December 31, 2004 the Company had $97.5 million in time deposits of $100,000 or more compared to $53.4 million at December 31, 2003. The Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds that do not need to be collateralized like Federal Home Loan Bank borrowings. The Company expects to utilize the brokered deposit market in the future. Brokered deposits at December 31, 2004 were $49.5 million compared to $11.0 million at December 31, 2003.

Total borrowings increased by $553,000 from $29.0 million at December 31, 2003 to $29.6 million at December 31, 2004. Total borrowings at December 31, 2004 consisted of $20.0 million in long-term Federal Home Loan Bank advances, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary, $937,000 in Federal funds purchased from a correspondent bank and $370,000 in securities sold under a repurchase agreement. The adoption of FASB Interpretation Number (FIN) 46, Consolidation of Variable Interest Equities, resulted in the deconsolidation of the trust subsidiary, Crescent Financial Capital Trust I (“Trust”), formed for the purpose of issuing trust preferred securities. As a result, the subordinated debt issued to the Trust for the proceeds of the trust preferred securities is included in long-term debt. At December 31, 2003, the Company had $12.0 million in long-term Federal Home Loan Bank advances, $8.0 million in outstanding trust preferred securities (prior to adoption of FIN 46), $7.0 million in Federal Home Loan Bank overnight advances, $1.4 million in short-term Federal funds purchased from a correspondent bank and $633,000 in securities sold under a repurchase agreement. Securities sold under repurchase agreements generally mature within one to four days from the transaction date.

Accrued expenses and other liabilities decreased by $701,000 to $1.2 million at December 31, 2004 compared with $1.9 million at December 31, 2003. This decrease is primarily the result of the payment of cash consideration due to former Centennial shareholders.

Total stockholders’ equity increased by $2.6 million between December 31, 2003 and December 31, 2004. The increase was the net result of net income for the year of $2.3 million, plus $412,000 in additional capital from the exercise of stock options and stock sales less an $118,000 decline in the after-tax value of investment securities.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED

DECEMBER 31, 2004 AND 2003

Net Income. Net income for the year ended December 31, 2004 was $2.3 million or $0.66 per basic share and $0.63 per diluted share compared with net income of $1.7 million or $0.53 per basic share and $0.51 per diluted share for the year ended December 31, 2003. The 2003 per share data has been adjusted for the 20% stock split effected as a stock dividend payable on April 16, 2004 to shareholders of record on March 12, 2004. Return on average assets was 0.76% and 0.79% for the years ended December 31, 2004 and 2003, respectively. Return on average equity for the year ended December 31, 2004 was 9.14% compared to 8.25% for the prior period.

Net income for the year ended December 31, 2004 increased by $678,000 or 41% compared to net income for the year ended December 31, 2003. The 24% increase in diluted earnings per share was lower than the increase in net income due to the issuance of 487,112 shares, adjusted for the previously mentioned stock split, in conjunction with the acquisition of Centennial Bank in August 2003. The 47% growth in total average assets during 2004 resulted in a slight decline in return on average assets for the current year compared to 2003. Return on average equity increased as the Company continued to leverage its capital by expanding its branch network.

Net Interest Income. Net interest income increased by $3.2 million or 45% from $7.2 million for the year ended December 31, 2003 to $10.4 million for the year ended December 31, 2004. The increase in net interest income was due primarily to growth in average earning assets.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the year ended December 31, 2004 was 3.61% compared to 3.64% for the year ended December 31, 2003. The average yield on earning assets for the period declined 2 basis points to 5.51% compared with 5.53% for the prior year period, while the average cost of interest-bearing funds decreased by 20 basis points to 2.24% from 2.44%. As a result, the interest rate spread widened to 3.26% compared with 3.09% for the prior year. Despite the improvement in spread, the Company’s reliance on interest-bearing liabilities to fund earning assets increased causing the slight decline in margin. The ratio of average interest-earning asset to average interest-bearing liabilities was 118.42% at December 31, 2004 compared to 128.94% at December 31, 2003.

Between January 2001 and July 2003, the Federal Reserve Open Market Committee (“FOMC”) reduced short-term interest rates by 550 basis points in response to weakness and recessionary pressures in the economy. Interest rates remained stable for the twelve month period between July 2003 and July 2004. The FOMC began increasing short-term interest rates in July 2004. During the last six months of 2004, the prime lending rate (the rate used as the base index for many commercial floating rate loans) and the Federal funds rate rose from 4.00% to 5.25% and from 1.00% to 2.25%, respectively.

The interest rate environment for the last twelve months impacted earning assets differently than interest-bearing liabilities. A portion of earning assets such as certain loans and short-term investments are tied to the prime lending rate and the Federal funds rate. The yield earned on these types of assets improved during the period. The yield on other types of earning assets such as certain loans and investment securities are fixed and react to changes in interest rates upon maturity and subsequent renewal. Because new fixed rate loans and investment securities are priced at current market rates which have been at historic lows, yields on the fixed rate portion of earning assets declined during the year. Interest rates on short-term or variable rate borrowings and non-maturing deposit types such as interest-bearing NOW, money market and savings accounts fluctuate, although not necessarily to the same degree, with changes in short-term interest rates. A more significant portion of interest-bearing liabilities are comprised of certificates of deposits and fixed rate borrowings. The yield on these funding types is fixed until maturity and reprice over a longer period of time as they mature. Despite the increase in short-term rates in the last six months of 2004, the continual repricing of fixed rate liabilities to lower rates throughout the year reduced the Company’s overall cost of interest-bearing funds. The changes experienced in the yield on earning assets and the cost of interest-bearing liabilities resulted in a 17 basis point increase in the interest rate spread. The interest rate spread is the difference between the average yield on earning assets and the cost of interest-bearing funds.

Total average interest earning assets were $288.7 million for the year ended December 31, 2004, increasing by $90.6 million or 46% when compared to an average of $198.1 million for the year ended December 31, 2003. Average loans outstanding increased by $80.2 million or 50% from $160.1 million for 2003 to $240.3 million for 2004. The average balance of investment securities grew by $14.4 million or 48% from $30.1 million for 2003 to $44.5 million for 2004. The average balance of Federal funds sold and other earning assets declined from $7.8 million in 2003 to $3.9 million for 2004. Total average interest-bearing liabilities increased by $90.1 million with interest-bearing deposits increasing by $138.9 million of 57% and borrowings increasing by $11.2 million or 75%.

Total interest income increased by $4.9 million for 2004 compared to 2003. This increase was the net result of a $5.2 million increase in interest income due to growth in earning assets and a $284,000 decrease in interest income due to the decline in yield. Total interest expense increased by $1.7 million. Interest expense increased by $2.2 million due to growth in interest-bearing funds and declined by $514,000 due to the lower the decrease in the cost of interest-bearing liabilities.

Provision for Loan Losses. The Company’s provision for loan losses for 2004 was $736,000 compared to $551,000 recorded in the prior year. The increase in the loan loss provision was due primarily to the increase in organic loan growth in 2004 as compared with 2003. The loan portfolio grew by $40.7 million during 2004 compared with $91.1 million in 2003. However, $57.9 million of the $91.1 million in 2003 growth was acquired in the merger with Centennial Bank leaving approximately $33.2 million in net organic growth. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. While net growth in the loan portfolio is the primary driver in determining the loan loss provision, there are other factors more fully discussed under section entitled “Analysis of Allowance for Loan Losses.”

Non-Interest Income. Non-interest income increased by $697,000 or 42% to $2.3 million for 2004 compared to $1.6 million for the prior year period. The largest components of non-interest income in 2004 were $689,000 in customer service fees, $643,000 in mortgage loan origination and other loan related fees, $287,000 in distributions from our investment in a mortgage origination company, $235,000 in earnings on cash value of bank owned life insurance and $187,000 in service charges and fees on deposit accounts. During 2004, the Company sold its membership interest in the mortgage origination company and recognized a gain on the sale of $118,000. Going forward, the Company will no longer receive distributions of dividends from the mortgage origination company. Management is actively pursuing other alternatives to replace the lost revenue, but expects the level of other non-interest income to decline in the short-run.

Non-Interest Expenses. Non-interest expenses increased by $2.7 million or 48% from $5.8 million for the prior year period to $8.5 million for the year ended December 31, 2004. The increase in non-interest expense reflects the expansion of the Company’s branch network and the infrastructure required to support that expansion. Of the $2.7 million increase, $2.1 million was in personnel, occupancy and data processing which are the areas most impacted by the expansion efforts.

Salaries and benefits expense was $4.4 million for the year ended December 31, 2004, representing a $1.4 million or 48% increase over the $3.0 million recorded for the prior year. Prior to the acquisition of Centennial Bank in August 2003, the Company had approximately 40 full-time equivalent employees. The Centennial acquisition added another 15 full-time equivalent employees to the payroll for the final four months of 2003. As of December 31, 2004, Crescent employs 78 full-time equivalent employees in eight branch locations and various administrative support departments.

Occupancy expenses increased by $481,000 or 47% to $1.5 million for 2004 compared with $1.0 million in 2003. In 2004, the Company operated seven full-service branch locations for the entire year and one branch for the final two months. During 2003, five full-service branch offices operated all year and two operated for the final four months. In April 2005, the Company will move the accounting, loan administration and branch administration functions into 10,000 square feet of leased space in Cary, NC. The space will provide much needed infrastructure to support the Company’s expansion into the foreseeable future. The Company plans to continue to identify new markets that enhance and complement the current franchise. Management believes that occupancy expenses will increase in the near-term as the Company pursues growth in accordance with its strategic plan.

Data processing expenses were $549,000 for the year ended December 31, 2004 compared with $370,000 for the prior year. The $179,000 or 49% increase was due to the acquisition of Centennial Bank in 2003, growth in account volumes, contractual increases in data processing costs, and the additional data line expenses for the new offices. Because data processing expense is tied closely to transaction and account volumes, these expenses should increase as the Company continues to grow.

Expenses related to professional fees and services increased by 54% or $199,000 from $367,000 in 2003 to $566,000 in 2004. The largest components of professional fees and services were directors’ fees, legal expenses, and accounting and audit expenses. The Company will be subject to Sarbanes-Oxley Section 404 compliance beginning in 2005 and anticipates a substantial increase in professional services related to management’s attestation of the effectiveness of the Company’s internal controls over financial reporting and disclosure. The amount budgeted for Sarbanes-Oxley compliance is approximately $120,000.

All other non-interest expenses totaled $1.5 million for the year ended December 31, 2004 compared to $1.0 million for the prior year. The increase was primarily the result of the Company’s continued growth. The largest components of other non-interest expenses include office supplies and printing, advertising, and loan related fees. Management expects that as the Company continues to expand, expenses associated with these categories will increase.

Provision for Income Taxes. The Company’s provision for income taxes was $1.2 million for the year ended December 31, 2004 compared to $874,000 for the prior year. The effective tax rate for 2004 and 2003 were 33.4% and 34.6%, respectively. The effective tax rate improved due to the increase in tax exempt income from municipal securities and bank owned life insurance.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following table sets forth information relating to average balances of the Company’s assets and liabilities for the years ended December 31, 2004, 2003 and 2002. The table reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the table, non-accrual loans are included in the average loan balance.

	For the Years Ended December 31,
	2004			2003			2002
	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
	(Dollars in thousands)
Interest-earning assets:
Loans portfolio	$240,346	$14,024	5.83%	$160,134	$9,546	5.96%	$104,519	$6,944	6.64%
Investment securities	44,469	1,825	4.10%	30,141	1,321	4.38%	24,612	1,443	5.86%
Federal funds and other interest-earning assets	3,862	47	1.22%	7,816	83	1.06%	9,522	169	1.77%

Total interest-earning assets	288,677	15,896	5.51%	198,091	10,950	5.53%	138,653	8,556	6.17%

Non-interest-earning assets	19,890			11,936			5,830

Total assets	$308,567			$210,027			$144,483

Interest-bearing liabilities:
Deposits:
Interest-bearing NOW	$40,931	323	0.79%	$31,340	295	0.94%	$19,668	316	1.61%
Money market and savings	34,295	392	1.14%	24,133	318	1.32%	20,534	376	1.83%
Time deposits	142,406	3,716	2.61%	83,211	2,534	3.05%	58,845	2,177	3.70%
Short-term borrowings	1,318	48	3.64%	757	19	2.51%	138	5	3.62%
Long-term debt	24,824	987	3.98%	14,186	583	4.11%	7,425	315	4.24%

Total interest-bearing liabilities	243,774	5,466	2.24%	153,627	3,749	2.44%	106,610	3,189	2.99%

Other liabilities	39,279			36,351			24,680

Total liabilities	283,053			189,978			131,290
Stockholders’ equity	25,514			20,049			13,193

Total liabilities and stockholders’ equity	$308,567			$210,027			$144,483

Net interest income and interest rate spread		$10,430	3.26%		$7,201	3.09%		$5,367	3.18%

Net interest margin			3.61%			3.64%			3.87%

Ratio of average interest-earning assets to average interest-bearing liabilities	118.42%			128.94%			130.06%

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

	Year Ended December 31, 2004 vs. 2003			Year Ended December 31, 2003 vs. 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans portfolio	$4,690	$(212)	$4,478	$3,505	$(903)	$2,602
Investment securities	593	(89)	504	283	(405)	(122)
Federal funds and other interest-earning assets	(53)	17	(36)	(24)	(62)	(86)

Total interest income	5,230	(284)	4,946	3,764	(1,370)	2,394

Interest expense:
Deposits:
Interest-bearing NOW	80	(52)	28	149	(170)	(21)
Money market and savings	117	(43)	74	57	(115)	(58)
Time deposits	1,591	(409)	1,182	822	(465)	357
Short-term borrowings	17	12	29	18	(4)	14
Long-term debt	423	(19)	404	278	(10)	268

Total interest expense	2,228	(511)	1,717	1,324	(764)	560

Net interest income increase (decrease)	$3,002	$227	$3,229	$2,440	$(606)	$1,834

NONPERFORMING ASSETS

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan in nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan in nonaccrual status when the loan becomes past due 90 days. We also place loans in nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At December 31, 2004, there is one loan totaling $99,000 identified as potential problem loans. The loan is secured by general business assets. At December 31, 2003, there was one loan in the amount of $647,000 identified as a potential problem loan. This loan remains classified by management, but the credit quality has improved and the loan is no longer considered a potential problem loan.

The table sets forth, for the period indicated, information about our nonaccrual loans, loans past due 90 days or more and still accruing interest, total nonperforming loans (nonaccrual loans plus loans past due 90 days or more and still accruing interest), and total nonperforming assets.

	At December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Nonaccrual loans	$5	$159	$—	$429	$—
Restructured loans	—	—	—	—	—

Total nonperforming loans	5	159	—	429	—

Real estate owned	245	—	—	—	—

Repossessed assets	48	—	—	—	—

Total nonperforming assets	$298	$159	$—	$429	$—

Accruing loans past due 90 days or more	$—	$647	$—	$—	$—

Allowance for loan losses	3,668	3,304	1,711	1,116	630

Nonperforming loans to period end loans	0.00%	0.07%	0.00%	0.53%	0.00%

Nonperforming loans and loans past due 90 days or more to period end loans	0.00%	0.37%	0.00%	0.53%	0.00%

Allowance for loan losses to period end loans	1.42%	1.52%	1.36%	1.38%	1.30%

Allowance for loan losses to nonperforming loans	78,577.55%	2,077.99%	0.00%	260.14%	0.00%

Allowance for loan losses to nonperforming loans and loans past due 90 days or more	78,577.55%	409.93%	0.00%	260.14%	0.00%

Nonperforming assets to total assets	0.09%	0.06%	0.00%	0.33%	0.00%

Nonperforming assets and loans past due 90 days or more to total assets	0.09%	0.29%	0.00%	0.33%	0.00%

The $5,000 in non-performing loans at December 31, 2004 consists of two loans: one secured by an automobile and the other is unsecured. The borrower on the loan secured by the automobile is in Chapter 13 bankruptcy and making payments as agreed. Management anticipates charging-off the unsecured loan which will result in a $2,400 loss. The $159,000 in non-performing assets at December 31, 2003 consisted of four loans: one secured by an automobile, two secured by perfected liens on a primary residence and one secured by a blanket lien on business assets. The borrower on the automobile loan continues to make payments as agreed. The Company disposed of the residential real estate securing two loans and realized a $7,300 gain on the sale. The business loan was charged-off for a net loss of $35,000.

Interest foregone on loans in nonaccrual status during 2004 was approximately $9,000 compared with $6,500 in 2003.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through periodic charges to earnings in the form of a provision for loan losses. Increases to the allowance for loan losses occur as a result of provisions charged to operations and recoveries of amounts previously charged-off, and decreases to the allowance occur when loans are charged-off. Management evaluates the adequacy of our allowance for loan losses on a monthly basis. The evaluation of the adequacy of the allowance for loan losses involves the consideration of loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, adverse conditions that might affect a borrower’s ability to repay the loan, estimated value of underlying collateral, prevailing economic conditions and all other relevant factors derived from the Company’s history of operations. Because of our limited history, we also consider the loss experience history and allowance ratios of other similar community banks and the knowledge and expertise obtained by management and senior lending officers from prior years experience at former institutions. Additionally, as an important component of their periodic examination process, regulatory agencies review the allowance for loan losses and may require adjustments based on judgments that differ from those of management.

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

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. The Company experienced net loan charge-offs of $372,000 for the year ended December 31, 2004 compared with $87,000 for the prior year. The percentage of net charge-offs to total average loans for 2004 and 2003 were 0.15% and 0.05%, respectively. The net growth in the Company’s loan portfolio and the increase in net charge-offs were factors contributing to the increased provision for loan losses in the current year compared with the prior year.

The allowance for loan losses at December 31, 2004 is $3.7 million or 1.42% of outstanding loans. In conjunction with the acquisition of Centennial Bank on August 29, 2003, the Company recorded an allowance for loan losses of $1.1 million associated with the Centennial loan portfolio. At the time of the transaction, Centennial’s loan loss reserve represented 1.95% of total outstanding loans of Centennial’s portfolio. The allowance for loan losses at December 31, 2003 was $3.3 million or 1.52% of total outstanding loans.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. While management believes the methodology used to establish the allowance for loan losses incorporates the best information available at the time, future adjustments to the level of the allowance may be necessary and the results of operations could be adversely affected should circumstances differ substantially from the assumptions initially used. We believe that the allowance for loan losses was established in conformity with generally accepted accounting principles; however, there can be no assurances that the regulatory agencies, after reviewing the loan portfolio, will not require management to adjust the level of the allowance. Likewise, there can be no assurance that the existing allowance for loan losses is adequate should there be deterioration in the quality of any loans or changes in any of the factors discussed above. Any increases in the provision for loan losses resulting from such deterioration or change in condition could adversely affect the financial condition of the Company and results of its operations.

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated:

	At December 31,
	2004		2003		2002
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Real estate - commercial	$1,290	47.24%	$1,330	46.66%	$584	41.58%
Real estate - residential	44	4.50%	54	6.80%	9	1.84%
Construction loans	718	15.09%	778	14.56%	435	21.84%
Commercial and industrial loans	1,105	18.90%	841	17.61%	518	19.60%
Home equity loans and lines of credit	173	12.00%	115	10.59%	88	12.75%
Loans to individuals	338	2.27%	186	3.78%	77	2.38%

Total allowance	$3,668	100.00%	$3,304	100.00%	$1,711	100.00%

	At December 31,
	2001		2000
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Real estate - commercial	$312	31.31%	$163	21.92%
Real estate - residential	5	2.00%	3	1.53%
Construction loans	387	28.71%	198	38.48%
Commercial and industrial loans	306	24.01%	189	19.70%
Home equity loans and lines of credit	40	10.43%	46	15.42%
Loans to individuals	66	3.54%	31	2.95%

Total allowance	$1,116	100.00%	$630	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table describes our loan portfolio composition by category:

	At December 31,
	2004		2003		2002
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Real estate - commercial	$121,825	47.24%	$101,316	46.66%	$52,361	41.58%
Real estate - residential	11,604	4.50%	14,765	6.80%	2,319	1.84%
Construction loans	38,916	15.09%	31,612	14.56%	27,503	21.84%
Commercial and industrial loans	48,757	18.90%	38,237	17.61%	24,681	19.60%
Home equity loans and lines of credit	30,960	12.00%	22,985	10.59%	16,051	12.75%
Loans to individuals	5,846	2.27%	8,213	3.78%	3,002	2.38%

Total loans	257,908	100.00%	217,128	100.00%	125,917	100.00%

Less: Net deferred loan fees	(447)		(382)		(244)

Total loans, net	$257,461		$216,746		$125,673

	At December 31,
	2001		2000
	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Real estate - commercial	$25,288	31.31%	$10,651	21.92%
Real estate - residential	1,614	2.00%	742	1.53%
Construction loans	23,168	28.71%	18,696	38.48%
Commercial and industrial loans	19,393	24.01%	9,574	19.70%
Home equity loans and lines of credit	8,424	10.43%	7,493	15.42%
Loans to individuals	2,863	3.54%	1,435	2.95%

Total loans	80,768	100.00%	48,591	100.00%

Less: Net deferred loan fees	(194)		(122)

Total loans, net	$80,574		$48,469

The following table presents information regarding changes in the allowance for loan losses for the years indicated:

	At or for the years ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Balance at beginning of period	$3,304	$1,711	$1,116	$630	$241

Charge-offs:
Construction loans	15	27	—	—	—
Commercial real estate	21	—	—	—	—
Commercial and industrial loans	345	59	21	13	—
Residential real estate	34	—	—	—	—
Loans to individuals	16	13	74	4	—

Total charge-offs	431	99	95	17	—

Recoveries:
Commercial and industrial loans	57	4	1	—	—
Loans to individuals	2	8	—	—	—

Total recoveries	59	12	1	—	—

Net charge-offs	372	87	94	17	—

Allowance acquired from Centennial Bank merger	—	1,129	—	—	—

Provision for loan losses	736	551	689	503	389

Balance at the end of the year	$3,668	$3,304	$1,711	$1,116	$630

Total Loans outstanding at year-end	$257,908	$217,128	$125,917	$80,768	$48,591

Average loans outstanding for the year	$240,346	$160,134	$104,519	$65,906	$31,693

Allowance for loan losses to loans outstanding	1.42%	1.52%	1.36%	1.38%	1.30%

Ratio of net loan charge-offs to average loans outstanding	0.15%	0.05%	0.09%	0.03%	0.00%

INVESTMENT ACTIVITIES

The Company’s investment portfolio plays a major role in management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. The securities portfolio generates a nominal percentage of our interest income and serves as a necessary source of liquidity. We account for investment securities as follows:

Available for sale. Debt and equity securities that will be held for indeterminate periods of time, including securities that we may sell in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale. The company carries these investments at market value, which we generally determine using published quotes as of the close of business. Unrealized gains and losses are excluded from our earnings and are reported, net of applicable income tax, as a component of accumulated other comprehensive income in stockholders’ equity until realized.

The following table summarizes the amortized costs and market value of available for sale securities at the dates indicated:

	At December 31, 2004		At December 31, 2003		At December 31, 2002
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$2,943	$2,932	$1,759	$1,762	$2,260	$2,302
Mortgage-backed securities	37,326	37,308	27,647	27,758	21,778	22,370
Municipal	12,685	12,704	6,908	6,975	3,584	3,615
Other	500	500	500	500	—	—

Total securities available for sale	$53,454	$53,444	$36,814	$36,995	$27,622	$28,287

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

At December 31, 2004, liquid assets (cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) were approximately $53.5 million, which represents 16% of total assets and 20% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $72.5 million of which $20.9 million was outstanding. At December 31, 2004, outstanding commitments for undisbursed lines of credit and letters of credit amounted to $80.0 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term. Certificates of deposit represented 56% of the Company’s total deposits at December 31, 2004. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 36% of the Company’s total deposits at year-end. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At December 31, 2004, the Bank’s equity to asset ratio was 8.08%. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. The Bank’s ratio of Tier 1 capital to risk-weighted assets at December 31, 2004 was 9.64%.

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

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004 that are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans or investments. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing At December 31, 2004
	1 Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans receivable:
Commercial mortgage loans	$89,362	$14,825	$15,598	$2,040	$121,825
Residential mortgage loans	6,194	3,120	1,731	559	11,604
Construction and development	37,539	1,249	126	2	38,916
Commercial and industrial loans	41,713	5,774	1,270	—	48,757
Home equity lines and loans	30,413	418	129	—	30,960
Loans to individuals	4,845	1,001	—	—	5,846
Interest-earning deposits with banks	43	—	—	—	43
Investment securities available for sale	6,934	8,465	10,276	27,769	53,444
Federal Home Loan Bank stock	1,447	—	—	—	1,447

Total interest-earning assets	$218,490	$34,852	$29,130	$30,370	$312,842

INTEREST-BEARING LIABILITIES:
Deposits:
Money market, NOW and savings	$77,150	$—	$—	$—	$77,150
Time	79,585	60,068	14,027	—	153,680
Borrowings	16,248	2,000	—	10,000	28,248
Fed funds purchased and repurchase agreements	1,307	—	—	—	1,307

Total interest-bearing liabilities	$174,290	$62,068	$14,027	$10,000	$260,385

INTEREST SENSITIVITY GAP PER PERIOD	$44,200	$(27,216)	$15,103	$20,370	$52,457

CUMULATIVE INTEREST SENSITIVITY GAP	$44,200	$16,984	$32,087	$52,457	$52,457

CUMULATIVE GAP AS A PERCENTAGE OF TOTAL INTEREST-EARNING ASSETS	14.13%	5.53%	10.26%	16.77%	16.77%

CUMULATIVE INTEREST-EARNING ASSETS AS A PERCENTAGE OF CUMULATIVE INTEREST-BEARING LIABILITIES	125.36%	107.19%	112.82%	120.15%	120.15%

The following table presents at December 31, 2004 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates that mature after one year:

	Within 1 Year	1-5 Years	After 5 Years Years	Total
	(In thousands)
Commercial mortgage	$28,903	$88,781	$4,141	$121,825
Residential mortgage	4,038	6,163	1,403	11,604
Construction, acquisition and development	30,948	7,743	225	38,916
Commercial and industrial	32,726	15,363	668	48,757
Home equity lines and loans	3,184	7,199	20,577	30,960
Individuals	3,826	1,208	812	5,846

Total	$103,625	$126,457	$27,826	$257,908

Fixed rate loans				$47,578
Variable rate loans				106,705

				$154,283

CRITICAL ACCOUNTING POLICY

The Company’s most significant critical accounting policy is the determination of its allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. Refer to the discussion within Analysis of Allowance for Loan Losses and Note B to the consolidated financial statements for comprehensive discussion regarding this accounting policy.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Small business issuers must apply FIN 46R no later than the end of the first reporting period ending after December 15, 2004. FIN 46 is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003.

Adoption of FIN 46 results in the deconsolidation of the trust preferred subsidiary, Crescent Financial Capital Trust I. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trust are included in long-term debt (instead of the trust preferred securities) and the Company’s equity interest in the trust is included in other assets. The deconsolidation of the trust did not materially impact net income.

The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On March 1, 2005, the Board of Governors of the Federal Reserve issued a final rule that would retain the inclusion of trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the new rule, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in tier 2 capital, subject to restrictions. The Company believes that the Bank would remain “well capitalized” under the new Federal Reserve Board guidelines (or the Company would still exceed the regulatory required minimums for capital adequacy purposes).

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The Issue provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The adoption of Issue 03-1 did not result in any other-than-temporary impairment.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. For the Company, which is a small business filer, the provisions of this Statement are effective for the first interim reporting period that begins after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2004, and 2003 would have decreased by approximately $69,000 and $74,000, respectively. Accordingly, the adoption of SFAS No. 123(R) is expected to have a material effect on our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to the meet the financing needs of its customers. See Note O to the consolidated financial statements for more information regarding these commitments and contingent liabilities.

FORWARD-LOOKING INFORMATION

This annual report to stockholders may contain, in addition to historical information, certain “forward-looking statements” that represent management’s judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially from those projected in the forward-looking statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. Factors that could influence the estimates include changes in national, regional and local market conditions, legislative and regulatory conditions, and the interest rate environment.

ITEM 7 - FINANCIAL STATEMENTS

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004 and 2003

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Crescent Financial Corporation

Cary, North Carolina

We have audited the accompanying consolidated balance sheets of Crescent Financial Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crescent Financial Corporation and subsidiaries at December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Sanford, North Carolina

March 7, 2005

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS

Cash and due from banks	$5,633,865	$6,613,091
Interest-earning deposits with banks	43,353	438,066
Investment securities available for sale (Note C)	53,444,322	36,994,920

Loans (Note D)	257,461,327	216,745,757
Allowance for loan losses	(3,668,000)	(3,304,250)

NET LOANS	253,793,327	213,441,507

Accrued interest receivable	1,218,572	964,376
Federal Home Loan Bank stock, at cost	1,447,200	950,000
Premises and equipment (Note E)	3,030,184	2,699,164
Investment in life insurance	5,283,263	5,072,688
Goodwill	3,600,298	3,600,298
Other assets	3,732,814	2,940,371

TOTAL ASSETS	$331,227,198	$273,714,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$42,818,455	$37,941,562
Savings	3,036,774	2,193,336
Money market and NOW	74,113,646	65,961,823
Time (Note F)	153,679,946	112,518,235

TOTAL DEPOSITS	273,648,821	218,614,956

Short-term borrowings (Note G)	1,307,105	9,002,546
Long-term debt (Note G)	28,248,000	20,000,000
Accrued expenses and other liabilities	1,245,858	1,947,079

TOTAL LIABILITIES	304,449,784	249,564,581

Stockholders’ Equity (Note L and Q) Common stock, $1 par value, 20,000,000 shares authorized; 3,566,889 shares and 2,924,429 shares issued and outstanding at December 31, 2004 and 2003, respectively	3,566,889	2,924,429
Additional paid-in capital	18,654,492	18,884,505
Retained earnings	4,562,681	2,229,984
Accumulated other comprehensive income (loss)	(6,648)	110,982

TOTAL STOCKHOLDERS’ EQUITY	26,777,414	24,149,900

Commitments (Notes H and N)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$331,227,198	$273,714,481

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

	2004	2003
INTEREST AND FEE INCOME
Loans	$14,023,925	$9,546,450
Investment securities available for sale	1,824,596	1,320,644
Interest-earning deposits with banks	5,440	8,286
Federal funds sold	42,366	74,903

TOTAL INTEREST AND FEE INCOME	15,896,327	10,950,283

INTEREST EXPENSE
Money market, NOW and savings deposits	715,554	613,167
Time deposits	3,715,626	2,533,934
Short-term borrowings	48,089	18,669
Long-term debt	986,700	583,245

TOTAL INTEREST EXPENSE	5,465,969	3,749,015

NET INTEREST INCOME	10,430,358	7,201,268

PROVISION FOR LOAN LOSSES (Note D)	736,070	551,037

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,694,288	6,650,231

NON-INTEREST INCOME (Note J)	2,341,974	1,644,656

NON-INTEREST EXPENSE
Salaries and employee benefits	4,421,135	2,978,666
Occupancy and equipment	1,515,868	1,035,043
Other (Note J)	2,594,362	1,752,861

TOTAL NON-INTEREST EXPENSE	8,531,365	5,766,570

INCOME BEFORE INCOME TAXES	3,504,897	2,528,317

INCOME TAXES (Note I)	1,172,200	873,600

NET INCOME	$2,332,697	$1,654,717

NET INCOME PER COMMON SHARE
Basic	$.66	$.53

Diluted	$.63	$.51

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	3,537,697	3,133,282

Diluted	3,724,207	3,247,744

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004 and 2003

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
	Shares	Amount
Balance at December 31, 2002	2,143,249	$2,143,249	$14,604,591	$575,267	$408,881	$17,731,988
Comprehensive income:
Net income	—	—	—	1,654,717	—	1,654,717
Net unrealized holding loss on available for sale securities, net	—	—	—	—	(297,899)	(297,899)

Total comprehensive income						1,356,818

Common stock issued pursuant to:
Stock options exercised	54,190	54,190	394,247	—	—	448,437
Fifteen percent stock split effected in the form of a stock dividend with net cash received for fractional shares	321,488	321,488	(321,482)	—	—	6
Shares issued in connection with Business combination	405,502	405,502	4,207,149	—	—	4,612,651

Balance at December 31, 2003	2,924,429	2,924,429	18,884,505	2,229,984	110,982	24,149,900
Comprehensive income:
Net income	—	—	—	2,332,697	—	2,332,697
Net unrealized holding loss on available for sale securities, net	—	—	—	—	(117,630)	(117,630)

Total comprehensive income						2,215,067

Common stock issued pursuant to:
Stock options exercised	57,231	57,231	291,717	—	—	348,948
Stock option related tax benefits	—	—	61,709	—	—	61,709
Twenty percent stock split effected in the form of a stock dividend with net cash received for fractional shares	585,229	585,229	(583,439)	—	—	1,790

Balance at December 31, 2004	3,566,889	$3,566,889	$18,654,492	$4,562,681	$(6,648)	$26,777,414

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,332,697	$1,654,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	643,028	468,175
Provision for loan losses	736,070	551,037
Deferred income taxes	160,602	(53,180)
(Gain) loss on disposition of assets	(123,741)	9,270
Net increase in cash surrender value life insurance	(210,575)	(72,688)
Change in assets and liabilities:
Increase in accrued interest receivable	(254,196)	(412,577)
Increase (decrease) in other assets	(1,395,978)	29,525
Increase (decrease) in accrued expenses and other liabilities	(639,510)	37,163

Net cash provided by operating activities	1,248,397	2,211,442

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(28,835,075)	(22,781,451)
Proceeds from maturities and repayments of investment securities available for sale	7,782,416	18,821,155
Proceeds from sale of securities available for sale	4,312,157	—
Proceeds from sale of membership interest in mortgage company	580,548	—
Loan originations and principal collections, net	(41,087,890)	(33,444,785)
Purchases of premises and equipment	(876,310)	(982,632)
Proceeds from disposals of premises and equipment	1,851	1,300
Capital expenditures on foreclosed assets	—	(20,861)
Proceeds from sales of foreclosed assets	60,006	174,127
Purchases of Federal Home Loan Bank stock	(497,200)	(243,100)
Investment in life insurance	—	(5,000,000)
Net cash paid in business combination	—	(3,042,396)

Net cash used by investing activities	(58,559,497)	(46,518,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits accounts	55,033,864	8,192,367
Net increase (decrease) in short-term borrowings	(7,695,441)	8,485,136
Net increase in long-term debt	8,248,000	8,000,000
Proceeds from stock options exercised	348,948	448,437
Net cash paid in lieu of fractional shares	1,790	6

Net cash provided by financing activities	55,937,161	25,125,946

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,373,939)	(19,181,255)

CASH AND CASH EQUIVALENTS, BEGINNING	7,051,157	26,232,412

CASH AND CASH EQUIVALENTS, ENDING	$5,677,218	$7,051,157

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE A - ORGANIZATION AND OPERATIONS

On June 29, 2001, Crescent Financial Corporation (the “Company”) was formed as a holding company for Crescent State Bank (the “Bank”). Upon formation, one share of the Company’s $1 par value common stock was exchanged for each of the outstanding shares of the Bank’s $5 par value common stock.

The Bank was incorporated December 22, 1998 and began banking operations on December 31, 1998. The Bank is engaged in general commercial and retail banking in Wake, Johnston, Lee and Moore Counties, North Carolina, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.

The Company formed Crescent Financial Capital Trust I during 2003 in order to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by the Company. Adoption of FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities results in the deconsolidation of the trust preferred subsidiary, Crescent Financial Capital Trust I. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trust were included in long-term debt and the Company’s equity interest in the trust was included in other assets. The deconsolidation of the trust did not materially impact net income.

The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On March 1, 2005, the Board of Governors of the Federal Reserve issued the final rule that would retain the inclusion of trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the new rule, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in tier 2 capital, subject to restrictions. The Company believes that the Bank would remain “well capitalized” under the new Federal Reserve Board guidelines (or the Company would still exceed the regulatory required minimums for capital adequacy purposes).

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts and transactions of Crescent Financial Corporation and its wholly-owned subsidiary Crescent State Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Crescent Financial Corporation and its subsidiary are collectively referred to herein as the “Company.”

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-earning deposits with banks and federal funds sold.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities Available for Sale

Available for sale securities are carried at fair value and consist of bonds and notes not classified as trading securities or as held to maturity securities. Unrealized holding gains and losses on available for sale securities are reported as a net amount in other comprehensive income, net of related tax effects. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Loans

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity, are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Interest on loans is recorded based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. Generally, loans are placed on nonaccrual when they are past due 90 days. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. The provision for loan losses is based upon management’s best estimate of the amount needed to maintain the allowance for loan losses at an adequate level. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of the current status of the portfolio, historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Management segments the loan portfolio by loan type in considering each of the aforementioned factors and their impact upon the level of the allowance for loan losses.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which are 37 - 40 years for buildings and 3 - 10 years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred, and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2004.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets are also recognized for operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled.

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date and, under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

At December 31, 2004, the Company has two stock-based compensation plans, which are more fully described in Note O. Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2004 and 2003, the Company’s net income and net income per share would have changed to the pro forma amounts indicated as follows:

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (Continued)

	2004	2003
	(Dollars in thousands)
Net income:
As reported	$2,333	$1,655
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(69)	(74)

Pro forma	$2,264	$1,581

Basic earnings per share:
As reported	$.66	$.53
Pro forma	.64	.50

Diluted earnings per share:
As reported	$.63	$.51
Pro forma	.61	.49

Per Share Results

During both 2004 and 2003, the Company paid a 20% and 15% stock split, respectively, effected in the form of a stock dividend. Basic and diluted net income per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for these stock dividends.

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. For the year ended December 31, 2004, there were 21,500 outstanding stock options which were not included in the computation of diluted earnings per share because they had no dilutive effect. There were no anti-dilutive shares at December 31, 2003.

Comprehensive Income

The Company reports as comprehensive income all changes in stockholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses on investment securities available for sale.

The components of other comprehensive income and related tax effects are as follows:

	2004	2003
Unrealized holding losses on available for sale securities	$(170,552)	$(484,783)
Tax effect	52,922	186,884

	(117,630)	(297,899)

Net of tax amount	$(117,630)	$(297,899)

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Loan Origination and Other Fees

Mortgage loan origination fees represent fees received for the origination of loans for sale in the secondary market through the Company’s relationship with Sidus Financial Corporation (“Sidus”), a mortgage broker in which the Company has invested, as well as other mortgage brokers. These fees are recognized in income as they are earned upon the closing of each loan. The membership interest in Sidus was sold during 2004, and although the Company will no longer receive dividend distributions from Sidus, we will continue to originate loans for and collect mortgage loan origination fees from Sidus.

Fees derived from leasing and investment transactions with Republic Leasing and the Capital Investment Group, Inc., respectively, are recognized in income as these transactions are consummated.

Goodwill

Goodwill arose from the 2003 purchase of Centennial Bank. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill acquired will not be amortized but will be subject to an annual impairment test. Goodwill recorded by the Company amounted to $3,600,298 at December 31, 2004 and 2003.

Other Intangible Assets

Other intangible assets were acquired in conjunction with the 2003 purchase of Centennial Bank. Subject to the provisions of SFAS No. 142, such other intangible assets, which consist solely of the deposit base premium acquired through the purchase of Centennial, are amortized over the approximate estimated lives of the related acquired deposit relationships. In accordance with the Company’s estimate of the approximate lives of the acquired deposit relationships, a 10 year straight-line amortization schedule has been established for the other intangible asset related to the financial institution acquisition. The Company will continue to evaluate the amortization period and such amortization period could be revised downwards (but not upwards) in the future if circumstances warrant. The initial deposit premium was $209,012. The balance of the unamortized deposit premium was $181,143 and $202,044 at December 31, 2004 and 2003, respectively. Amortization of the deposit premium amounted to $20,901 and $6,968 for the years ended December 31, 2004 and 2003, respectively. Amortization of the core deposit intangible is estimated to be $20,901 per year for each of the next five years.

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the Company’s operations are entirely within the commercial and retail banking segment, and the financial statements presented herein reflect the results of that segment. Also, the Company has no foreign operations or customers.

New Accounting Standards

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the consolidated financial statements.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards (Continued)

In March 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The Issue provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The adoption of Issue 03-1 did not result in any other-than-temporary impairment.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. For Crescent, which is a small business filer, the provisions of this Statement are effective for the first interim reporting period that begins after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2004, and 2003 would have decreased by approximately $112,000 and $121,000, respectively. Accordingly, the adoption of SFAS No. 123(R) is expected to have a material effect on our consolidated financial statements.

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

NOTE C - INVESTMENT SECURITIES

The following is a summary of the securities portfolios by major classification:

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:
U.S. government and obligations of U.S. government agencies	$2,943,508	$13,114	$24,562	$2,932,060
Mortgage-backed	37,325,997	181,564	199,689	37,307,872
Municipal	12,684,890	120,148	100,648	12,704,390
Other	500,000	—	—	500,000

	$53,454,395	$314,826	$324,899	$53,444,322

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE C - INVESTMENT SECURITIES (Continued)

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:
U.S. government and obligations of U.S. government agencies	$1,758,960	$11,330	$7,813	$1,762,477
Mortgage-backed	27,647,441	306,825	196,719	27,757,547
Municipal	6,907,894	119,315	52,313	6,974,896
Other	500,000	—	—	500,000

	$36,814,295	$437,470	$256,845	$36,994,920

The following tables show investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003. The current year unrealized losses on investment securities are a result of volatility in the market during 2004 and relate to three U.S. Government agency securities, twenty-seven mortgage-backed securities, and eight municipal securities. The prior year unrealized losses on investment securities are a result of volatility in the market during 2003 and relate to one U.S. Government agency security, thirteen mortgage-backed securities, and five municipal securities. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities.

	December 31, 2004
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$1,467,512	$15,988	$492,754	$8,574	$1,960,266	$24,562
Mortgage-backed securities	18,309,323	133,626	2,729,747	66,063	21,039,070	199,689
Municipals	3,487,195	68,158	683,107	32,490	4,170,302	100,648

Total temporarily impaired securities	$23,264,030	$217,772	$3,905,608	$107,127	$27,169,638	$324,899

	December 31, 2003
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$496,771	$7,813	$—	$—	$496,771	$7,813
Mortgage-backed securities	9,362,839	196,719	—	—	9,362,839	196,719
Municipals	2,125,408	52,313	—	—	2,125,408	52,313

Total temporarily impaired securities	$11,985,018	$256,845	$—	$—	$11,985,018	$256,845

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE C - INVESTMENT SECURITIES (Continued)

At December 31, 2004 and 2003, investment securities with a carrying value of $10,414,292 and $8,305,000, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale at December 31, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value
Due within one year	$5,741,346	$5,740,551
Due after one year through five years	25,306,444	25,334,323
Due after five years through ten years	14,738,115	14,681,326
Due after ten years	7,668,490	7,688,122

	$53,454,395	$53,444,322

The following table presents the carrying values, intervals of maturities or repricings, and weighted average yields of our investment portfolio at December 31, 2004:

	Repricing or Maturing
	Less than one year	One to five years	Five to ten years	Over ten years	Total
	(Dollars in thousands)
Securities available for sale:
U. S. government agencies
Balance	$493	$2,439	$—	$—	$2,932
Weighted average yield	2.70%	3.52%	—	—	3.39%
Mortgage-backed securities
Balance	$5,248	$20,110	$8,839	$3,111	$37,308
Weighted average yield	4.32%	4.28%	4.28%	4.35%	4.29%
Municipal securities
Balance	$—	$2,785	$5,842	$4,077	$12,704
Weighted average yield	—	3.63%	3.46%	4.16%	3.73%
Other
Balance	$—	$—	$—	$500	$500
Weighted average yield	—	—	—	9.00%	9.00%
Total
Balance	$5,741	$25,334	$14,681	$7,688	$53,444
Weighted average yield	4.18%	4.14%	3.95%	4.55%	4.15%

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE D - LOANS

Following is a summary of loans at December 31, 2004 and 2003.

	2004	2003
Real estate - commercial	$121,825,475	$101,316,594
Real estate - residential	11,604,205	14,765,446
Construction loans	38,915,656	31,611,948
Commercial and industrial loans	48,757,114	38,236,711
Home equity loans and lines of credit	30,959,911	22,984,518
Loans to individuals	5,846,191	8,213,175

Total loans	257,903,552	217,128,392

Less:
Deferred loan fees	(447,225)	(382,635)
Allowance for loan losses	(3,668,000)	(3,304,250)

Total	$253,793,327	$213,441,507

Loans are primarily made in the Company’s market area of North Carolina, principally Wake, Johnston, Lee and Moore Counties. Real estate loans can be affected by the condition of the local real estate market. Commercial and consumer and other loans can be affected by the local economic conditions.

No loans have been restructured during 2004 or 2003. Loans totaling $5,000 and $159,000 were considered impaired as of December 31, 2004 and 2003, respectively. Impaired loans at December 31, 2004 of $5,000, which represented all of the Company’s non-accruing loans on that date, had a corresponding valuation allowance of $3,000. Impaired loans at December 31, 2003 of $159,000, which represented all of the Company’s non-accruing loans on that date, had a corresponding valuation allowance of $47,000. The average recorded investment in impaired loans during the years ended December 31, 2004 and 2003 was $251,000 and $84,000, respectively. For the years ended December 31, 2004 and 2003, the interest income the Company recognized from impaired loans during the portion of the year that they were impaired was not material.

The Bank has granted loans to certain directors and executive officers of the Bank and their related interests. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and, in management’s opinion, do not involve more than the normal risk of collectibility. All loans to directors and executive officers or their related interests are submitted to the Board of Directors for approval. A summary of loans to directors, executive officers and their interests follows:

Loans to directors and officers as a group at December 31, 2003	$5,747,633
Net disbursements during year ended December 31, 2004	5,249,907

Loans to directors and officers as a group at December 31, 2004	$10,997,540

At December 31, 2004, the Bank had pre-approved but unused lines of credit totaling $893,166 to executive officers, directors and their related interests. No additional funds are committed to be advanced at December 31, 2004.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE D - LOANS (Continued)

An analysis of the allowance for loan losses follows:

	2004	2003
Balance at beginning of year	$3,304,250	$1,711,300

Provision for loan losses	736,070	551,037

Charge-offs	(431,318)	(98,748)
Recoveries	58,998	12,161

Net charge-offs	(372,320)	(86,587)

Allowance recorded related to loans acquired in acquisition of Centennial Bank	—	1,128,500

Balance at end of year	$3,668,000	$3,304,250

NOTE E - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2004 and 2003:

	2004	2003
Land	$1,043,923	$1,043,923
Buildings and leasehold improvements	1,526,465	1,219,098
Furniture and equipment	1,945,719	1,613,887
Less accumulated depreciation	(1,485,923)	(1,177,744)

Total	$3,030,184	$2,699,164

Depreciation and amortization amounting to $542,570 for the year ended December 31, 2004 and $338,396 for the year ended December 31, 2003 is included in occupancy and equipment expense.

During 2004, the Company began the construction of a new bank branch facility. The branch is to be built at a construction cost to the Company of approximately $787,000 and is located in Sanford, North Carolina. As of December 31, 2004, the Company has paid $62,000 of the costs with estimated completion in the first half of 2005.

NOTE F - DEPOSITS

The weighted average cost of time deposits was 2.61% and 2.71% at December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of certificates of deposit are as follows:

	Less than $100,000	$100,000 or more	Total
Three months or less	$9,477,400	$17,660,730	$27,138,130
Over three months through one year	22,660,641	29,534,296	52,194,937
Over one year through three years	16,793,311	43,461,808	60,255,119
Over three years to five years	7,256,180	6,835,580	14,091,760

Total	$56,187,532	$97,492,414	$153,679,946

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE G - BORROWINGS

Short-term Borrowings

The Company may purchase federal funds through unsecured federal funds guidance lines of credit totaling $22.8 million at December 31, 2004. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had $937,000 outstanding balance on the lines of credit as of December 31, 2004.

Also included in short-term borrowings are repurchase agreements with outstanding balances of $370,105 at December 31, 2004. Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by U.S. Government Agency obligations.

A summary of selected data related to short-term borrowed funds follows:

	For the Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Short-term borrowings:
Repurchase agreements and federal funds purchased
Balance outstanding at end of year	$1,307	$9,003	$—
Maximum amount outstanding at any month end during the year	1,307	9,003	1,663
Average balance outstanding during the year	2,473	1,302	248
Weighted-average interest rate during the year	1.94%	1.25%	2.00%
Weighted-average interest rate at end of year	2.40%	1.25%	0.00%

Long-term Debt

The Company has a $49.7 million credit line available with the Federal Home Loan Bank for advances. These advances are secured by a blanket floating lien on qualifying commercial real estate, first mortgage loans and pledged investment securities with a market value of $1.5 million.

At December 31, 2004, the Company had the following advances outstanding from the Federal Home Loan Bank of Atlanta:

Maturity	Interest Rate	Rate Type	2004	2003
May 10, 2006	4.56%	Fixed	$2,000,000	$2,000,000
July 6, 2011	4.44%	Convertible	5,000,000	5,000,000
July 16, 2012	3.84%	Convertible	5,000,000	5,000,000
July 20,2006	2.10%	Adjustable	8,000,000	—

			$20,000,000	$12,000,000

At December 31, 2004 and 2003, the weighted average interest rates on the above advances were 3.19% and 4.21%, respectively. The advances maturing on July 6, 2011 and July 16, 2012 bearing interest at 4.44% and 3.84%, respectively, are continuously convertible every three months to a variable rate at the three month London Inter-Bank Offering Rate.

The Company issued $8,248,000 of junior subordinated debentures to Crescent Financial Capital Trust I (the “Trust”) in exchange for the proceeds of trust preferred securities issued by Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the trust is included in other assets.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE G - BORROWINGS (Continued)

The junior subordinated debentures pay interest quarterly at an annual rate, reset quarterly, equal to LIBOR plus 3.10%. The debentures are redeemable on October 7, 2008 or afterwards, in whole or in part, on any January 7, April 7, July 7, or October 7. Redemption is mandatory at October 7, 2033. The Company guarantees the trust preferred securities through the combined operation of the junior subordinated debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On March 1, 2005, the Board of Governors of the Federal Reserve issued a final rule stating that trust preferred securities will continue to be included in Tier 1 capital, subject to stricter quantitative and qualitative standards. For Bank Holding Companies, trust preferred securities will continue to be included in Tier 1 capital up to 25% of core capital elements (including trust preferred securities) net of goodwill less any associate deferred tax liability.

NOTE H - LEASES

The Bank has entered into eight non-cancelable operating leases for its main office and branch facilities. Future minimum lease payments under these leases for the years ending December 31 are as follows:

2005	$594,127
2006	554,139
2007	425,958
2008	428,114
2009	348,605
Thereafter	2,556,602

Total	$4,907,545

The leases contain renewal options for various additional terms after the expiration of the initial term of each lease. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2004 and 2003 amounted to $539,240 and $391,204, respectively.

NOTE I - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Current tax provision:
Federal	$809,768	$748,362
State	201,830	178,419

	1,011,598	926,781

Deferred tax provision (benefit):
Federal	117,839	(43,662)
State	42,763	(9,519)

	160,602	(53,181)

Net provision for income taxes	$1,172,200	$873,600

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE I - INCOME TAXES (Continued)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2004	2003
Tax computed at statutory rate of 34%	$1,191,665	$859,627

Effect of state income taxes	173,645	115,038
Non-taxable income	(114,271)	(108,844)
Non-taxable Bank Owned Life Insurance	(90,573)	(30,751)
Other	11,734	38,530

	$1,172,200	$873,600

Significant components of deferred taxes at December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$1,282,066	$1,106,827
Net operating loss carryforwards	394,540	637,866
Premises and equipment	58,265	95,191
Rent abatement	19,903	23,952
Unrealized loss on securities	3,425	—
Other	186,391	151,642

Net deferred tax assets	1,944,590	2,015,478

Deferred tax liabilities:
Intangible assets	(69,838)	(77,896)
Deferred loan costs	(50,909)	—
Prepaid expenses	(43,438)	—
Net unrealized holding gains on available for sale securities	—	(69,643)

Net deferred tax liabilities	(164,185)	(147,539)

Net recorded deferred tax asset	$1,780,405	$1,867,939

It is management’s opinion that realization of the net deferred tax asset is more likely than not based on the Company’s history of taxable income and estimates of future taxable income.

The Company has net operating loss carryforwards for federal tax purposes of approximately $1.0 million, which were acquired in the merger of Centennial Bank and which expire beginning in 2020. Net operating loss carryforwards for state tax purposes total approximately $900,000 and are due to expire beginning in 2015.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE J - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Mortgage loan origination and other loan related fees	$643,287	$619,714
Service charges and fees on deposits accounts	876,207	617,924
Distribution from mortgage company	286,646	207,948
Gain on sale of membership interest in mortgage company	118,048	—
Earnings on cash value of bank owned life insurance	234,950	79,768
Other	182,836	119,302

Total	$2,341,974	$1,644,656

The major components of other non-interest expense for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Postage, printing and office supplies	$335,961	$261,455
Advertising and promotions	318,901	199,462
Data processing expense	549,397	369,923
Professional fees and services	566,171	366,868
Other	823,932	555,153

Total	$2,594,362	$1,752,861

NOTE K - RESERVE REQUIREMENTS

The aggregate net reserve balance maintained under the requirements of the Federal Reserve, which is non-interest bearing, was approximately $2,208,000 at December 31, 2004.

NOTE L - BUSINESS COMBINATION

On March 12, 2003, the Company entered into an “Agreement and Plan of Reorganization and Merger” with Centennial Bank of Southern Pines, North Carolina. The acquisition was approved at the annual shareholders’ meeting on July 22, 2003 and the transaction took place effective with the close of business on August 29, 2003. Centennial Bank shareholders could elect to receive $10.11 in cash for each share of Centennial Bank stock they owned, exchange each share of Centennial Bank stock for 0.9323 shares of Crescent Financial Corporation stock or receive 50% in cash and 50% in stock. As a result of the acquisition, the Company paid $4.4 million for shares exchanged for cash and has issued 405,502 additional shares of stock. The acquisition was accounted for using the purchase method of accounting, with the operating results of Centennial Bank subsequent to August 29, 2003 included in the Company’s consolidated financial statements.

The following table reflects the unaudited proforma combined results of operations for the year ended December 31, 2003, assuming the acquisition had occurred at the beginning of fiscal year 2003.

2003
Net interest income	$8,788,195
Net income	1,596,349

Net income per share:
Basic	$0.46
Diluted	0.44

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE L - BUSINESS COMBINATION (Continued)

The proforma net income for the year ended December 31, 2003 does not reflect approximately $681,000 in merger related costs incurred by Centennial Bank. In management’s opinion, these unaudited results are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal 2003.

A summary of the total purchase price of the transaction is as follows (in thousands):

Fair value of 405,502 shares of common stock issued	$4,396
Cash paid for shares	4,427
Fair value of options granted to Centennial shareholders	217
Transaction costs	325

Total	$9,365

A summary of the estimated value of the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$840
Investment securities available for sale	5,355
Federal funds sold	870
Loans, net	56,747
Federal Home Loan Bank stock, at cost	207
Core deposit intangible	209
Goodwill	3,600
Premises and equipment	427
Deferred income tax assets, net	1,149
Other assets	537
Deposits	(57,317)
Borrowings	(2,517)
Accrued expenses and other liabilities	(742)

Total purchase price	$9,365

NOTE M - REGULATORY MATTERS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

The Bank, as a North Carolina banking corporation, may pay dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE M - REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized Crescent State Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003 are presented in the table below.

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)	$32,423	10.87%	$23,861	8.00%	$29,847	10.00%

Tier I Capital (to Risk-Weighted Assets)	28,755	9.64%	11,931	4.00%	17,908	6.00%

Tier I Capital (to Average Assets)	28,755	8.80%	13,074	4.00%	16,343	5.00%

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)	$29,148	12.11%	$19,261	8.00%	$24,077	10.00%

Tier I Capital (to Risk-Weighted Assets)	26,135	10.85%	9,631	4.00%	14,446	6.00%

Tier I Capital (to Average Assets)	26,135	9.86%	10,601	4.00%	13,251	5.00%

The Company is also subject to these requirements. At December 31, 2004, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 11.61%, 10.38% and 9.49%, respectively.

NOTE N - OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE N - OFF-BALANCE SHEET RISK (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

A summary of the contract amount of the Bank’s exposure to off-balance sheet credit risk as of December 31, 2004 is as follows (amounts in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$35,665
Undisbursed equity lines of credit	41,864
Financial standby letters of credit	2,476
Commitment to invest in Small Business Investment Corporation	288

NOTE O - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments include cash and due from banks, interest-earning deposits with banks, federal funds sold, investment securities, loans, Federal Home Loan Bank stock, investment in life insurance, accrued interest receivable, accrued interest payable, deposit accounts, and borrowings. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Due from Banks and Interest-Earning Deposits with Banks

The carrying amounts for cash and due from banks and interest-earning deposits with banks approximate fair value because of the short maturities of those instruments.

Investment Securities

Fair value for investment securities equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE O - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Federal Home Loan Bank Stock

The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Investment in Life Insurance

The carrying value of life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurers.

Deposits

The fair value of demand deposits, savings, money market and NOW accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for instruments of similar remaining maturities.

Short-term Borrowings and Long-term Debt

The fair value of short-term borrowings and long-term debt are based upon the discounted value when using current rates at which borrowings of similar maturity could be obtained.

Accrued Interest Receivable and Accrued Interest Payable

The carrying amounts of accrued interest receivable and payable approximate fair value, because of the short maturities of these instruments.

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2004 and 2003:

	2004		2003
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and due from banks	$5,633,865	$5,633,865	$6,613,091	$6,613,091
Interest-earning deposits with banks	43,353	43,353	438,066	438,066
Investment securities	53,444,322	53,444,322	36,994,920	36,994,920
Federal Home Loan Bank stock	1,447,200	1,447,200	950,000	950,000
Loans, net	253,793,327	251,977,000	213,441,507	213,886,000
Investment in life insurance	5,283,263	5,283,263	5,072,688	5,072,688
Accrued interest receivable	1,218,572	1,218,572	964,376	964,376
Other assets	662,660	662,660	712,500	712,500

Financial liabilities:
Deposits	273,648,821	270,489,000	218,614,956	218,515,000
Short-term borrowings	1,307,105	1,307,000	9,002,546	9,002,546
Long-term borrowings	28,248,000	28,081,000	20,000,000	19,816,000
Accrued interest payable	390,419	390,419	343,252	343,252

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock Option Plans

During 1999 the Company adopted, with shareholder approval, an Employee Stock Option Plan (the “Employee Plan”) and a Director Stock Option Plan (the “Director Plan”). During 2002, with shareholder approval, the Company amended the Employee plan to increase the number of shares available under the plan. In 2003, in conjunction with the merger between Crescent and Centennial Bank of Southern Pines, stock options approved under Centennial’s Plan were acquired by Crescent. As amended, the employee plan makes available options to purchase 378,752 shares of the Company’s common stock while the Director plan makes available options to purchase 289,776 shares of the Company’s common stock. The weighted-average exercise price of all options granted to date is $7.03. Certain of the options granted under the Director Plan vested immediately at the time of grant. All other options granted vested twenty-five percent at the grant date, with the remainder vesting over a three-year period. All unexercised options expire ten years after the date of grant. A summary of the Company’s option plans as of and for the years ended December 31, 2004 and 2003 is as follows:

		Outstanding Options
	Shares Available for Future Grants	Number Outstanding	Weighted Average Exercise Price
At December 31, 2002	85,966	383,762	$5.82

Options acquired	31,704	163,602	6.70
Options granted/vested	(28,800)	28,800	10.34
Options exercised	—	(65,028)	6.90
Options forfeited	15,328	(15,328)	7.39

At December 31, 2003	104,198	495,808	6.52

Options granted/vested	(35,300)	35,300	13.13
Options exercised	—	(57,433)	6.08
Options forfeited	6,177	(6,177)	9.79

At December 31, 2004	75,075	467,498	$7.03

The following table provides the range of exercise prices for options outstanding at December 31, 2004:

Range of Exercise Prices		Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$5.73	$8.00	409,798	$6.34	62 months
$8.01	$11.00	23,400	$10.34	106 months
$11.01	$14.29	34,300	$13.10	114 months

		467,498	$7.03	68 months

There were 425,552 and 390,369 exercisable options outstanding at December 31, 2004 and 2003, respectively, with weighted average exercise prices of $6.58 and $6.52, respectively.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

The assumptions used in estimating fair values, together with the estimated per share value of options granted are displayed below:

Assumptions in estimating option values:
Risk-free interest rate	3.66%	3.00%
Dividend yield	—%	—%
Volatility	39.29%	23.88%
Expected life	7 years	7 years

The weighted average grant date fair value of options	$3.02	$4.11

Supplemental Retirement

During 2003, the Bank adopted a Supplemental Executive Retirement Plan (SERP) for its senior executives. The Company has purchased life insurance policies in order to provide future funding of benefit payments. Plan benefits will accrue and vest during the period of employment and will be paid in monthly benefit payments over the officer’s remaining life commencing with the officer’s retirement at any time after attainment of age sixty-five. Benefits will accrue based upon the performance of the underlying life insurance policies both during employment and after retirement. Expenses attributable to this plan for the years ended December 31, 2004 and 2003 were $77,963 and $18,242, respectively. The accrued liability of the plan at December 31, 2004 and 2003 were $96,205 and $18,242, respectively.

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan which provide for participation by substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code. The plans provide for employee contributions up to $13,000 of the participant’s annual salary and an employer contribution of 100% matching of the first 5% of pre-tax salary contributed by each participant. The Bank may make additional discretionary profit sharing contributions to the plan on behalf of all participants; however, no such discretionary contributions have been made. Amounts deferred above the first 5% of salary are not matched by the Bank. Expenses related to these plans for the years ended December 31, 2004 and 2003 were $111,442 and $70,206, respectively.

Employment Agreements

The Company has entered into employment agreements with certain of its executive officers to ensure a stable and competent management base. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested rights, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.

NOTE Q - SALE OF COMMON STOCK

In 2004, the Company sold 710 shares of its common stock for $14.54 per share. In 2003, the Company sold 412 shares of its common stock at a split-adjusted price of $8.33 per share. The sale of shares in both years was made in connection with the stock splits and is included in the stock split results on the Consolidated Statements of Changes in Stockholders’ Equity.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE R - PARENT COMPANY FINANCIAL DATA

Following is the condensed financial statement of Crescent Financial Corporation as of and for the years ended December 31, 2004 and 2003:

Condensed Statements of Financial Condition

December 31, 2004 and 2003

	2004	2003
ASSETS
Cash and due from banks	$2,341,123	$2,892,701
Investment in subsidiaries	32,777,255	30,355,520
Other assets	144,697	159,862

TOTAL ASSETS	$35,263,075	$33,408,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accrued interest payable	$101,868	$123,372
Due to Centennial Shareholders	135,793	884,610
Accrued expenses and other liabilities	—	2,201
Subordinated debentures	8,248,000	8,248,000

TOTAL LIABILITIES	8,485,661	9,258,183

Stockholders’ equity:
Common stock	3,566,889	2,924,429
Additional paid-in capital	18,654,492	18,884,505
Retained earnings	4,562,681	2,229,984
Accumulated other comprehensive income	(6,648)	110,982

TOTAL STOCKHOLDERS’ EQUITY	26,777,414	24,149,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,263,075	$33,408,083

Condensed Statements of Operations

Years Ended December 31, 2004 and 2003

	2004	2003
Equity in earnings of subsidiaries	$2,539,365	$1,651,574
Interest income	144,117	49,453
Dividend income	11,520	—
Management fees	—	135,000
Interest expense	(416,547)	(130,796)
Other operating expenses	(50,558)	(47,914)
Income tax benefit (expense)	104,800	(2,600)

Net income	$2,332,697	$1,654,717

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE R - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net income	$2,332,697	$1,654,717
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization	33,400	6,968
Equity in earnings of Crescent State Bank	(2,539,365)	(1,651,573)
Changes in assets and liabilities:
Increase in other assets	(18,235)	(164,709)
Increase (decrease) in accrued interest payable	(21,504)	123,372
Increase (decrease) in accrued expenses and other liabilities	(2,200)	2,201

Net cash used by operating activities	(215,207)	(29,024)

Cash flows from investing activities:
Investment in Subsidiaries	—	(11,300,269)

Net cash used by investing activities	—	(11,300,269)

Cash flows from financing activities:
Proceeds from exercise of stock options	410,656	448,437
Due to Centennial Shareholders	(748,817)	884,610
Proceeds from issuance of subordinated debentures	—	8,248,000
Cash paid in lieu of fractional shares	1,790	6

Net cash provided (used) by financing activities	(336,371)	9,581,053

Net decrease in cash and cash equivalents	(551,578)	(1,748,240)

Cash and cash equivalents, beginning	2,892,701	4,640,941

Cash and cash equivalents, ending	$2,341,123	$2,892,701

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE S - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

	2004	2003
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$5,338,439	$3,499,458
Income taxes	1,008,000	1,483,200

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed assets	$304,000	$160,400
Increase (decrease) in fair value of securities available for sale, net of tax	(117,630)	(297,899)

Acquisition of Centennial Bank in 2003:
		Centennial Bank
Assets acquired:
Cash and cash equivalents		$1,709,874
Investment securities		5,354,823
Loans, net		56,746,518
Federal Home Loan Bank stock		206,900
Premises and equipment		427,499
Goodwill		3,600,298
Other intangible assets		209,012
Deferred income tax assets, net		1,149,500
Other assets		537,472

Total assets acquired		69,941,896

Liabilities assumed:
Deposits		57,317,119
Borrowings		2,517,410
Accrued expenses and other liabilities		742,446

Total liabilities assumed		60,576,975

Equity adjustment		4,612,651

Cash consideration paid		$4,752,270

Net cash paid in acquisition		$3,042,396

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8a - CONTROLS AND PROCEDURES

The Registrant’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Registrant’s disclosure controls and procedures as of December 31, 2004. Based on their evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no changes in the Registrant’s internal controls or in other factors that could materially affect these controls subsequent to the date of the most recent evaluation of these controls by the Registrant’s Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to deficiencies and weaknesses.

ITEM 8b - OTHER INFORMATION

Not Applicable.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated by reference from pages 4 through 6 of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

The Registrant has adopted a code of ethics that applies, among others, to its principal executive officer and principal financial officer. The Registrant’s code of ethics is available to any person, without charge, upon written request submitted to Bruce W. Elder, Secretary, Crescent Financial Corporation, 1005 High House Road, Cary, North Carolina 27513.

ITEM 10 - EXECUTIVE COMPENSATION

Incorporated by reference from pages 10 through 13 of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from pages 3 through 4 of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from pages 7 and 14 through 15 of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 13 - EXHIBITS

(a)	Exhibits

3(i) Articles of Incorporation of Registrant (Incorporated by reference to the Annual Report on Form 10-KSB of the Registrant for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002)

3(ii) Bylaws of Registrant (Incorporated by reference to the Annual Report on Form 10-KSB of the Registrant for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002)

4 Form of Stock Certificate (Incorporated by reference to the Annual Report on Form 10-KSB of the Registrant for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002)

10(i) 1999 Incentive Stock Option Plan, approved by shareholders on April 27, 1999 (Incorporated by reference to Registrant’s Registration Statement on Form S-8 as filed with the SEC on September 5, 2001)

10(ii) 1999 Nonqualified Stock Option Plan for Directors, approved by shareholders on April 27, 1999 (Incorporated by reference to Registrant’s Registration Statement on Form S-8 as filed with the SEC on September 5, 2001)

10(iii) Employment Agreement between the Registrant and Michael G. Carlton (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(iv) Employment Agreement between the Registrant and Bruce W. Elder (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(v) Employment Agreement between the Registrant and Thomas E. Holder, Jr. (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(vi) Amended and Restated Trust Agreement of Crescent Financial Capital Trust I (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(vii) Indenture (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(viii) Junior Subordinated Debenture (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(ix) Guarantee Agreement (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(x) Salary Continuation Agreement with Michael G. Carlton (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(xi) Salary Continuation Agreement with Bruce W. Elder (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(xii) Salary Continuation Agreement with Thomas E. Holder, Jr. (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(xiii) Endorsement Split Dollar Agreement with Michael G. Carlton (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(xiv) Endorsement Split Dollar Agreement with Bruce W. Elder (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(xv) Endorsement Split Dollar Agreement with Thomas E. Holder, Jr. (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

21		Subsidiaries (Filed herewith)

31	(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31	(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32	(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32	(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99	(i)	Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders (Filed with the Securities and Exchange Commission pursuant to Rule 14a-6)

(b)	Reports Filed on Form 8-K

During the quarter ended December 31, 2004, the Registrant filed one Current Report on Form 8-K on October 18, 2004 (reporting under Items 2.02 and 9.01).

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from pages 16 through 17 of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

SIGNATURES

In accordance with the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION
Registrant

	By:	/s/ Michael G. Carlton
Michael G. Carlton
Date: March 18, 2005		President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael G. Carlton	March 22, 2005
Michael G. Carlton, President and Chief Executive Officer, Director

/s/ Bruce W. Elder	March 22, 2005
Bruce W. Elder, Vice President (Principal Accounting Officer)

/s/ Brent D. Barringer	March 22, 2005
Brent D. Berringer, Director

/s/ Joseph S. Colson, Jr.	March 22, 2005
Joseph S. Colson, Jr., Director

/s/ Bruce I. Howell	March 22, 2005
Bruce I. Howell, Director

/s/ James A. Lucas	March 22, 2005
James A. Lucas, Director

/s/ Kenneth A. Lucas	March 22, 2005
Kenneth A. Lucas, Director

/s/ Sheila Hale Ogle	March 22, 2005
Sheila Hale Ogle, Director

/s/ Francis R. Quis, Jr.	March 22, 2005
Francis R. Quis, Jr., Director

/s/ Jon S. Rufty	March 22, 2005
Jon S. Rufty, Director

/s/ Stephen K. Zaytoun	March 22, 2005
Stephen K. Zaytoun, Director

EXHIBIT INDEX

Exhibit Number	Exhibit
3(i)	Articles of Incorporation.	*

3(ii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	1999 Incentive Stock Option Plan	**

10(ii)	1999 Nonqualified Stock Option Plan	**

10(iii)	Employment Agreement Michael G. Carlton	***

10(iv)	Employment Agreement of Bruce W. Elder	***

10(v)	Employment Agreement of Thomas E. Holder, Jr.	***

10(vi)	Amended and Restated Trust Agreement of Crescent Financial Capital Trust I	***

10(vii)	Indenture	***

10(viii)	Junior Subordinated Debenture	***

10(ix)	Guarantee Agreement	***

10(x)	Salary Continuation Agreement with Michael G. Carlton	***

10(xi)	Salary Continuation Agreement with Bruce W. Elder	***

10(xii)	Salary Continuation Agreement with Thomas E. Holder, Jr.	***

10(xiii)	Endorsement Split Dollar Agreement with Michael G. Carlton	***

10(xiv)	Endorsement Split Dollar Agreement with Bruce W. Elder	***

10(xv)	Endorsement Split Dollar Agreement with Thomas E. Holder, Jr.	***

21	Subsidiaries	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

99(i)	Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders****

*	Incorporated by reference to the Registrant’s 10-KSB for the year ended December 31, 2001, as filed with the SEC on March 27, 2002.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 as filed with the SEC on September 5, 2001.
***	Incorporated by reference from Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.
****	Filed with the Securities and Exchange Commission pursuant to Rule 14a-6.