Form 10-Q
period 2005-03-31
CRESCENT FINANCIAL CORP
filed 2005-05-11
CIK 1143921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 000-32951

CRESCENT FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2259050
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

1005 HIGH HOUSE ROAD, CARY, NORTH CAROLINA

27513

(Address of principal executive offices)

(Zip Code)

(919) 460-7770

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $1.00 par value

4,117,364 shares outstanding as of May 5, 2005

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004*
ASSETS

Cash and due from banks	$7,562,986	$5,633,865
Interest-earning deposits with banks	328,555	43,353
Federal funds sold	482,000	—
Investment securities available for sale at fair value	51,711,222	53,444,322
Loans	278,279,211	257,461,327
Allowance for loan losses	(3,875,650)	(3,668,000)

NET LOANS	274,403,561	253,793,327
Accrued interest receivable	1,357,806	1,218,572
Federal Home Loan Bank stock	2,101,900	1,447,200
Bank premises and equipment	3,248,686	3,030,184
Investment in life insurance	5,333,461	5,283,263
Goodwill	3,600,298	3,600,298
Other assets	3,784,004	3,732,814

TOTAL ASSETS	$353,914,479	$331,227,198

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$43,411,214	$42,818,455
Savings	3,305,804	3,036,774
Money market and NOW	76,442,221	74,113,646
Time	161,963,917	153,679,946

TOTAL DEPOSITS	285,123,156	273,648,821

Short-term borrowings	221,020	1,307,105
Long-term borrowings	40,248,000	28,248,000
Accrued expenses and other liabilities	1,388,201	1,245,858

TOTAL LIABILITIES	326,980,377	304,449,784

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding;	—	—
Common stock, $1 par value, 20,000,000 shares authorized; 3,572,989 shares outstanding March 31, 2005; 3,566,889 shares outstanding December 31, 2004	3,572,989	3,566,889
Additional paid-in capital	18,708,444	18,654,492
Retained earnings	5,203,667	4,562,681
Accumulated other comprehensive loss (Note D)	(550,998)	(6,648)

TOTAL STOCKHOLDERS’ EQUITY	26,934,102	26,777,414

COMMITMENTS (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$353,914,479	$331,227,198

*	Derived from audited consolidated financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31, 2005 and 2004

	2005	2004
INTEREST INCOME
Loans	$4,185,878	$3,202,803
Investment securities available for sale	569,305	402,417
Federal funds sold and interest-earning deposits	8,951	10,764

TOTAL INTEREST INCOME	4,764,134	3,615,984

INTEREST EXPENSE
Deposits	1,346,847	997,635
Short-term borrowings	17,459	12,061
Long-term debt	356,181	221,171

TOTAL INTEREST EXPENSE	1,720,487	1,230,867

NET INTEREST INCOME	3,043,647	2,385,117
PROVISION FOR LOAN LOSSES	203,951	255,577

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,839,696	2,129,540

NON-INTEREST INCOME
Mortgage origination revenue and other loan fees	202,585	135,459
Fees on deposit accounts	237,262	212,729
Earnings on life insurance	56,508	59,826
Gain (loss) on sale of assets	(8,897)	—
Other	56,867	83,673

TOTAL NON-INTEREST INCOME	544,325	491,687
NON-INTEREST EXPENSE
Salaries and employee benefits	1,302,553	1,009,758
Occupancy and equipment	391,566	343,925
Data processing	153,918	124,657
Other	575,198	453,741

TOTAL NON-INTEREST EXPENSE	2,423,235	1,932,081

INCOME BEFORE INCOME TAXES	960,786	689,146
INCOME TAX EXPENSE	319,800	225,500

NET INCOME	$640,986	$463,646

NET INCOME PER COMMON SHARE (Note C)
Basic	$.16	$.11

Diluted	$.15	$.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note C)
Basic	4,105,337	4,036,591

Diluted	4,339,019	4,260,910

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$640,986	$463,646

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	149,586	130,801
Provision for loan losses	203,951	255,577
Loss on sale of assets	8,897	—
Net amortization of premiums on securities	22,887	25,180
Increase in cash value of life insurance	(50,198)	(54,516)
Change in assets and liabilities:
(Increase) in accrued interest receivable	(139,234)	(61,982)
(Increase) decrease in other assets	291,048	(369,120)
Increase (decrease) in accrued interest payable	97,175	(28,185)
Increase (decrease) in other liabilities	52,167	(179,326)
Payment of income taxes	(7,000)	(25,000)

TOTAL ADJUSTMENTS	629,278	(306,571)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,270,265	157,075

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(1,162,512)	(4,866,208)
Maturities of securities available for sale	—	250,000
Principal repayments of securities available for sale	1,331,437	1,715,951
Net increase in loans	(20,814,186)	(17,880,761)
Purchases of bank premises and equipment	(376,983)	(446,237)

NET CASH USED BY INVESTING ACTIVITIES	(21,022,244)	(21,227,255)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits:
Noninterest-bearing demand	592,758	21,869,211
Savings	269,030	218,700
Money market and NOW	2,328,575	9,340,777
Time deposits	8,283,972	26,122,900
Net increase (decrease) in borrowed funds	10,913,915	(8,783,236)
Proceeds from stock options exercised	60,052	9,870

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,448,302	48,778,222

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,696,323	27,708,042
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,677,218	7,051,157

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,373,541	$34,759,199

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”) and its wholly owned subsidiary, Crescent State Bank (the “Bank”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of Crescent Financial Corporation and subsidiary (the “Company”), accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At March 31, 2005, loan commitments are as follows

Undisbursed lines of credit	$96,172,000
Stand-by letters of credit	2,094,000
Undisbursed commitment to purchase additional Investment in Small Business Investment Corporation	250,000

NOTE C – PER SHARE RESULTS

The Company effected a stock split in the form of a 15% stock dividend paid on April 27, 2005 to stockholders of record April 14, 2005. Share and per share data for the periods presented have been adjusted to reflect the effects of the stock split. Basic and diluted net income (loss) per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for these stock splits.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

	Three months ended March 31,
	2005	2004
Weighted average number of shares used in computing basic net income per share	4,105,337	4,036,591
Effect of dilutive stock options	233,681	224,319

Weighted average number of shares used in computing diluted net income per share	4,339,019	4,260,910

For the three month periods ended March 31, 2005 and 2004, there were no options that were anti-dilutive.

NOTE D - COMPREHENSIVE INCOME

For the three months ended March 31, 2005 and 2004, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $97,000 and $790,000, respectively.

NOTE E – STOCK COMPENSATION PLANS

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. For the Company the provisions of this Statement are effective for the first interim reporting period that begins after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

	Three Months Ended March 31,
	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$641	$464
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	32	30

Pro forma	$609	$434

Basic earnings per share:
As reported	$.16	$.11
Pro forma	.15	.10

Diluted earnings per share:
As reported	$.15	$.11
Pro forma	.14	.10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the periods ended March 31, 2005 and 2004. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND DECEMBER 31, 2004

Total assets at March 31, 2005 were $353.9 million compared with $331.2 million at December 31, 2004. Earning assets represented 94% of total assets as of both dates and totaled $332.9 million at March 31, 2005 compared with $312.4 million at December 31, 2004. Components of earning assets at March 31, 2005 are $278.3 million in gross loans, $53.8 million in investment securities and Federal Home Loan Bank (FHLB) stock, $482,000 in overnight investments and $329,000 in interest bearing deposits with correspondent banks. Earning assets at December 31, 2004 included $257.5 million in gross loans, $54.9 million in investment securities and FHLB stock and $43,000 in overnight investments. Total deposits and stockholders’ equity at March 31, 2005 were $285.1 million and $26.9 million, respectively, compared to $273.6 million and $26.8 million at December 31, 2004.

Gross loans outstanding at March 31, 2005 increased by $20.8 million or 8% to $278.3 million compared to $257.5 million reported at December 31, 2004. The composition of the loan portfolio, by category, as of March 31, 2005 is 48% commercial mortgage loans, 19% commercial loans, 15% construction loans, 12% home equity loans and lines, 4% residential mortgage loans and 2% consumer loans. The commercial mortgage category showed the most growth increasing $10.9 million from $121.5 million at December 31, 2004 to $132.4 million at March 31, 2005. The commercial loan portfolio increased by $4.3 million from $48.7 million at December 31, 2004 to $53.0 million at March 31, 2005. Construction and development loans experienced a net increase of $4.2 million, growing from $38.8 million at year end to $43.0 million at March 31, 2005. Home equity loans and lines increased by $1.7 million during the first quarter of 2005 from $31.0 million at December 31, 2004 to $32.7 million at March 31, 2005. Residential mortgage loans grew $234,000 from $11.6 million to $11.8 million. The consumer loan portfolio experienced a net decline during the first quarter of $518,000. The composition of the loan portfolio, by category, as of December 31, 2004 was 47% commercial mortgage loans, 19% commercial loans, 15% construction loans, 12% home equity loans and lines, 5% residential real estate mortgage loans and 2% consumer loans.

The Company had an allowance for loan losses at March 31, 2005 of $3.9 million or 1.39% of total outstanding loans compared to $3.7 million or 1.42% of total outstanding loans at December 31, 2004. At March 31, 2005, there were three loans totaling $84,000 in non-accrual status and no loans 90 days or more past due and still accruing interest. Non-performing loans as a percentage of total loans at March 31, 2005 were 0.03%. Non-accrual loans at December 31, 2004 were comprised of two loans totaling $5,000. Non-performing loans as a percentage of total loans at December 31, 2004 were less than 0.01%. The $79,000 loan added to non-accrual during the first quarter of 2005 will be charged-off and a loss of $70,000 is anticipated.

The Company has investment securities with an amortized cost of $52.6 million at March 31, 2005. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $51.7 million. The Company’s investment in debt securities at March 31, 2005, consists of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and a trust preferred stock issue. The portfolio increased by $508,000 due to new purchases made during the quarter. Activities resulting in decreases to the portfolio include $1.3 million of principal re-payments, an $886,000 decline in the fair value of the portfolio and $23,000 in net premium amortization. The Company also owned $2.1 million of Federal Home Loan Bank stock at March 31, 2005 compared to $1.4 million at December 31, 2004.

Federal funds sold at March 31, 2005 are $482,000 compared with no Federal funds sold at December 31, 2004. The Company holds funds in overnight investments to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels. Overnight funds tend to increase at month-end due to several real estate settlement deposit accounts maintained by attorney customers.

Interest-earning deposits held at correspondent banks increased by approximately $285,000 from $43,000 at December 31, 2004 to $328,000 at March 31, 2005. The increase represents principal and interest payments from the investment portfolio waiting to be re-invested.

Non-earning and other assets increased by approximately $2.4 million between December 31, 2004 and March 31, 2005. Non-interest bearing cash due from banks increased by $1.9 million during the three months ended March 31, 2005. Cash and due from banks includes amounts represented by checks in the process of being collected through the Federal Reserve payment system. Funds represented by these checks were not yet collected and therefore could not be invested overnight. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows. Categories of other assets experiencing increases between December 31, 2004 and March 31, 2005 include interest receivable, bank premises and equipment, deferred tax asset and cash surrender value on bank owned life insurance.

Total deposits increased by $11.5 million between December 31, 2004 and March 31, 2005 from $273.6 million to $285.1 million. The largest increase occurred in the time deposit category, which grew by $8.3 million to $162.0 million at March 31, 2005 from $153.7 million at year end. Increases to other deposit categories were as follows: money market account balances increased by $4.7 million from $33.3 million to $38.0 million, non-interest bearing demand deposits increased by $593,000 from $42.8 million to $43.4 million and savings increased by $269,000 from $3.0 million to $3.3 million. The interest bearing demand category experienced a $2.4 million decline during the first quarter of 2005. Prior to the increase in interest rates, the rate on the Company’s premium relationship interest bearing checking account exceeded the rates paid on our money market accounts. As rates began to increase, rates on the premium checking account have remained constant and the money market rates have risen sharply. As a result, we have experienced movement of funds between the interest bearing checking product and money market.

The composition of the deposit base, by category, at March 31, 2005 is as follows: 58% time deposits, 15% non-interest-bearing demand deposits, 13% interest-bearing demand deposits, 13% money market and 1% statement savings. The composition of the deposit base, by category, at December 31, 2004 was 56% time deposits, 16% non-interest-bearing demand deposits, 15% interest-bearing demand deposits, 12% money market and 1% statement savings. Time deposits of $100,000 or more totaled $103.1 million at March 31, 2005 compared to $97.5 million at December 31, 2004. The Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank borrowing, but do not require collateralization like Federal Home Loan Bank borrowings. Brokered deposits were $53.5 million at March 31, 2005 compared with $49.5 million at December 31, 2004.

The Company had $40.2 million of long-term debt outstanding at March 31, 2005 compared to $28.2 million at December 31, 2004. The long-term debt is comprised of $32.0 million in FHLB term advances and $8.2 million in junior subordinated debt. Short-term borrowings declined by $1.1 million during the first quarter to $221,000 from $1.3 million. Short-term borrowings consist of Federal funds purchased from correspondent banks and securities sold under a repurchase agreement. Securities sold under repurchase agreements generally mature within one to four days from the transaction date.

Accrued interest payable and other liabilities increased by $142,000 to $1.4 million at March 31, 2005 compared with $1.2 million at December 31, 2004. The increase is primarily the result of higher accrued interest due to rising interest rates.

Between December 31, 2004 and March 31, 2005, total stockholders’ equity rose by $157,000. The increase resulted from net income for the quarter of $641,000, unrealized losses on available for sale securities of $544,000 and $60,000 in new stock issuance pursuant to the exercise of stock options.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

Net Income. Net income for the three-month period ended March 31, 2005 was $641,000 or $.16 per basic ($.15 diluted) share compared with $464,000 or $.11 per basic ($.11 diluted) share for the three-month period ended March 31, 2004. Annualized return on average assets was .76% and .65% for the two periods ended March 31, 2005 and 2004, respectively. The improvement in return on assets was primarily attributed to a higher net interest margin resulting from a rising interest rate environment and strong growth in earning assets. Return on average equity for the current period was 9.50% compared to 7.51% for the prior period. Return on average equity improved as a result of increased net income and a more efficient leveraging of capital.

Results of operations for the three-month period ended March 31, 2005, when compared with the period ended March 31, 2004, were positively impacted by strong earning asset growth over the past twelve months, a rising interest rate environment and an increase in non-interest income. Non interest expense increased during the current period as the Company continues to expand its branch network into new markets.

Net Interest Income. Net interest income increased by $659,000 or 28% from $2.4 million for the three-month period ended March 31, 2004 to $3.0 million for the three-month period ended March 31, 2005. Growth in both earning assets and interest bearing liabilities, coupled with the rising interest rate environment, resulted in increases in both total interest income and total interest expenses in the current period compared with the prior year period.

Total interest income was $4.7 million for the three-month period ended March 31, 2005 compared to $3.6 million for the prior year period, an increase of $1.1 million or 32%. The total increase was the result of a $756,000 increase due to growth in average earning assets and a $392,000 increase due to the rising average yield earned on those assets. Total interest expense increased by $489,000 from $1.2 million for the prior year period to $1.7 million for the current period. The increase was the result of a $406,000 increase due to growth in interest-bearing liabilities and a $83,000 increase due to the rising cost of funds.

Total average earning assets increased $54.0 million or 20% from an average of $267.8 million as of March 31, 2004 to an average of $321.8 million for the quarter ended March 31, 2005. The average of loans outstanding during the three-month period ended March 31, 2005 was $265.3 million reflecting a $41.5 million or 19% increase over the $223.8 million for the quarter ended March 31, 2004. The average balance of the investment securities portfolio for the current period was $54.9 million, increasing by $16.1 million or 42% compared to an average of $38.8 million at March 31, 2004. The average balance of federal funds sold and other earning assets decreased to $1.5 million for the three-month period ended March 31, 2005 compared to $5.2 million for the prior period.

Total average interest-bearing liabilities increased by $51.7 million or 23% from an average of $223.5 million for the period ended March 31, 2004 to $275.2 million for the current period. Average interest-bearing deposits increased by $35.8 million or 18% growing from $199.8 million at March 31, 2004 to $235.6 million at March 31, 2005. Total average borrowings increased by $15.9 million or 67% to $39.6 million at the end of the current quarter from $23.7 million at March 31, 2004.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended March 31, 2005 was 3.84% compared to 3.58% for the three-month period ended March 31, 2004. The average yield on earning assets for the current three-month period increased by 57 basis points to 6.00% compared with 5.43% for the prior year period, while the average cost of interest-bearing funds increased by 31 basis points to 2.53% from 2.22%. The spread between the rates paid on earning assets and the cost of interest-bearing funds increased by 26 basis points from 3.21% to 3.47%. The Company’s reliance on interest-bearing liabilities to fund earning asset growth continued to increase as the percentage of interest earning assets to interest bearing liabilities fell from 119.85% to 116.93%.

The two comparative three-month periods were impacted by two very different interest rate environments. The Federal Open Market Committee (FOMC) last reduced short-term interest rates on June 30, 2003 ending a thirty-month period of falling interest rates. For the twelve month-period from July 1, 2003 through June 30, 2004, short-term interest rates were held steady. The FOMC shifted monetary policy on July 1, 2004 and began a series of measured interest rate increases. Between July 2004 and March 31, 2005, there were six 25 basis point increases in short-term rates. The Company’s balance sheet is currently asset sensitive over a twelve-month period, meaning that a higher volume of earning assets is subject to repricing than that of interest bearing liabilities. Other outside influences being equal, an asset sensitive balance sheet should enhance net interest income in a rising rate environment. The asset sensitivity of the balance sheet is largely due to the composition of the loan portfolio. The loan portfolio is split between 67% of floating rates loans and 33% fixed rate loans. While the investment portfolio is predominately comprised of fixed income securities, it has very stable principal re-payment characteristics designed to allow those cash flows to be reinvested at higher rates or deployed to fund loan growth. The risk of an asset sensitive balance sheet is a falling rate environment, therefore the balance sheet will need to be repositioned in the future to reduce the inherent risks of the next falling rate environment. The timing and execution of that repositioning is subject to the judgment of management and the Asset Liability Committee.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended March 31, 2005 was $204,000 compared to $256,000 recorded for the same period in 2004. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” Despite net loan growth being $3.1 million higher during the first quarter of 2005 compared with 2004, the loan loss provision for the current period was less due to improvement in asset quality. See the section entitled “Non Performing Assets” for more details. The allowance for loan losses was $3.9 million at March 31, 2005, representing 1.39% of total outstanding loans.

Non-Interest Income. For the three-month period ended March 31, 2005, non-interest income was $544,000 compared to $492,000 for the same period in 2004. The largest components of non-interest income in the first quarter of 2005 were $193,000 in customer service fees, $172,000 in mortgage loan origination fees, $57,000 increase in cash surrender value on life insurance and $44,000 in service charges and fees on deposit accounts. The Company also recognized $33,000 in investment referral fees.

A significant portion of non-interest income is derived from the mortgage loan origination fees. Despite a significant decline in mortgage refinance activity, non-interest income from mortgage loan origination actually increased by $50,000. Our mortgage loan officers have successfully replaced the anticipated reduction in refinancing activity with purchase money activity. However, any softening in the overall housing market could have a negative impact on non-interest income.

Non-Interest Expenses. Non-interest expenses increased by 25% to $2.4 million for the three-month period ended March 31, 2005 compared with $1.9 million for the same period ended March 31, 2004. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $1.3 million for the three-month period ended March 31, 2005, compared to $1.0 million for the same period in the prior year. Due to branch and administrative expansion, the number of employees has increased over the past twelve months. Management anticipates personnel expense to continue to increase as opportunities to hire quality employees present themselves and we expand into new markets.

Occupancy and equipment expenses increased by $48,000 or 14% from $344,000 for the three-month period ended March 31, 2004 to $392,000 for the current year period. Data processing costs increased from $125,000 for the three-months ended March 31, 2004 to $154,000 for the current three-month period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes. Occupancy and data processing expenses have increased as the number of offices has increased. During the first quarter of 2005, the Company operated nine full-service branch locations compared to seven full-service branches and a loan production office during the prior year period. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $121,000 to $575,000 for the first quarter of 2005 compared with $454,000 for the first quarter in the prior year. The increase was primarily a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $320,000 during the three-months ended March 31, 2005 compared to $225,000 for the prior year period. The effective tax rates for the two periods were 33.28% and 32.72%, respectively.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company’s assets and liabilities for the three-month periods ended March 31, 2005 and 2004. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the table, non-accrual loans are included, when applicable, in the average loan balance.

	For the Three-Months Ended March 31,
	2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earnings assets
Loan portfolio	$265,337	$4,186	6.40%	$223,827	$3,203	5.76%
Investment securities	54,947	569	4.14%	38,804	402	4.14%
Fed funds and other interest-earning assets	1,482	9	2.46%	5,177	11	0.85%

Total interest-earning assets	321,766	4,764	6.00%	267,808	3,616	5.43%
Noninterest-bearing assets	20,612			18,815

Total assets	$342,378			$286,623

Interest-bearing liabilities
Interest-bearing NOW	$39,076	78	0.81%	$40,375	81	0.81%
Money market and savings	39,701	156	1.59%	30,631	87	1.14%
Time deposits	156,827	1,113	2.88%	128,763	830	2.59%
Short-term borrowings	2,788	17	2.47%	3,687	12	1.31%
Long-term debt	36,781	356	3.87%	20,000	221	4.37%

Total interest-bearing liabilities	275,173	1,720	2.53%	223,456	1,231	2.22%
Other liabilities	39,834			38,412

Total Liabilities	315,007			261,868
Stockholders’ equity	27,371			24,755

Total liabilities & stockholders’ equity	$342,378			$286,623

Net interest income		$3,044			$2,385

Interest rate spread			3.47%			3.21%

Net interest-margin			3.84%			3.58%

Percentage of average interest-earning assets to average interest-bearing liabilities			116.93%			119.85%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2005 and 2004. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

	Three Months Ended March 31, 2005 vs. 2004 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	610	373	983
Investment Securities	168	(1)	167
Fed funds and other interest-earning assets	(16)	14	(2)

Total interest-earning assets	762	386	1,148

Interest Expense
Interest-bearing NOW	(3)	0	(3)
Money market and savings	30	39	69
Time deposits	186	97	283
Short-term borrowings	(5)	10	5
Long-term debt	170	(35)	135

Total interest-bearing liabilities	378	111	489

Net interest income	384	275	659

NONPERFORMING ASSETS

The table below sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At March 31,		At December 31,
	2005	2004	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$84	$364	$5	$159
Restructured loans	—	—	—	—

Total nonperforming loans	84	364	5	159

Real estate owned	—	45	245	—
Repossessed assets	—	—	48	—

Total nonperforming assets	$84	$409	$298	$159

Accruing loans past due 90 days or more	$—	$—	$—	$647
Allowance for loan losses	3,876	3,538	3,668	3,304
Nonperforming loans to period end loans	0.03%	0.16%	0.00%	0.07%
Allowance for loan losses to period end loans	1.39%	1.51%	1.42%	1.52%
Allowance for loan losses to nonperforming loans	4614.29%	971.98%	78,577.55%	2,077.99%
Nonperforming assets to total assets	0.02%	0.13%	0.09%	0.06%

Nonperforming assets and loans past due 90 days or more to total assets	0.02%	0.13%	0.09%	0.29%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At March 31, 2005, we had identified one loan in the amount of $23,000 as a potential problem loan. The loan was not past due at March 31, 2005, but possesses certain undesirable characteristics. The loan is secured by a general security agreement on the assets of the business.

There were no foreclosed properties at March 31, 2005. The Company owned one piece of foreclosed real estate at March 31, 2004. A loan previously reported as a non-accrual at December 31, 2003, in the amount of $65,000, and secured by one-to-four family residential real estate was foreclosed during the first quarter of 2004. The Company charged $20,000 against the allowance for loan losses and recorded the property at $45,000. The property was disposed of in June 2004 and a gain was recorded on the sale of $7,300.

There were three non-accrual loans at March 31, 2005 in the aggregate amount of $84,000. One loan in the amount of $79,000 is secured by general business assets. We anticipate selling assets for approximately $10,000 and charging-off $69,000. The amount to be charged-off is fully reserved. The other two loans are each in the amount of $2,000. One is unsecured and will be charged-off and the other is making payments in an agreed upon manner. Interest foregone on non-accrual loans was approximately $1,300. There were three non-accrual loans at March 31, 2004 in the aggregate amount of $364,000. Interest foregone on nonaccrual loans was approximately $6,000 for the three-month period ended March 31, 2004.

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

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. For the three-month period ended March 31, 2005, there were $4,000 in net loan recoveries and $84,000 in non-accrual loans compared with $22,000 in net loan charge-offs and $364,000 in non-accrual loans at March 31, 2004. The allowance for loan losses at March 31, 2005 was $3.9 million, which represents 1.39% of total outstanding loans compared to $3.5 million and 1.51% for the prior year. The allowance for loan losses as a percentage of total outstanding loans declined from the prior year primarily due to improvement in the asset quality of the portfolio.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses

	At March 31, 2005		At December 31, 2004
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Residential real estate loans	$44	4.18%	$44	4.50%
Home equity loans and lines	177	11.71%	173	12.00%
Commercial mortgage loans	1,405	47.70%	1,290	47.24%
Construction loans	782	15.46%	718	15.09%
Commercial and industrial loans	1,172	18.95%	1,105	18.90%
Loans to individuals	296	2.00%	338	2.27%

Total loans	$3,876	100.00%	$3,668	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Period Ended March 31,
	2005	2004
	(Dollars in thousands)
Balance at the beginning of the year	$3,668	$3,304
Charge-offs:
Commercial and industrial loans	—	—
Residential real estate loans	—	21
Loans to individuals	6	1

Total charge-offs	6	22

Recoveries	10	—

Net charge-offs (recoveries)	(4)	22

Provision for loan losses	204	256

Balance at the end of the year	$3,876	$3,538

Total loans outstanding at period-end	$278,279	$234,605

Average loans outstanding for the period	$265,337	$223,827

Allowance for loan losses to total loans outstanding	1.39%	1.51%

Ratio of net charge-offs to average loans outstanding	0.00%	0.01%

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

As of March 31, 2005, liquid assets (cash and due from banks, interest-earning deposits with banks, Federal funds sold and investment securities available for sale) were approximately $62.2 million, which represents 18% of total assets and 22% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $93.5 million of which $32.0 million is outstanding at March 31, 2005. At March 31, 2004, outstanding commitments for undisbursed lines of credit, letters of credit and undisbursed investment commitments amounted to approximately $98.5 million. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings. Certificates of deposits represented 58% of the Company’s total deposits at March 31, 2005 compared with 56% at December 31, 2004. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 36% of the Company’s total deposits at March 31, 2005 and December 31, 2004. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent State Bank must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At March 31, 2005, the Bank’s equity to asset ratio was 7.61%. All capital ratios place the Bank in excess of the minimum required to be deemed an adequately capitalized bank by regulatory measures. The Bank’s ratio of Tier I capital to risk-weighted assets at March 31, 2005 was 11.01%.

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

FORWARD-LOOKING INFORMATION

This quarterly report to stockholders may contain, in addition to historical information, certain “forward-looking statements” that represent management’s judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially from those projected in the forward-looking statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. Factors that could influence the estimates include changes in national, regional and local market conditions, legislative and regulatory conditions, and the interest rate environment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest earning assets and interest bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest earning assets and liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2004.

Item 4. Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during or subsequent to the period covered by this report.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Debt.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

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

CRESCENT FINANCIAL CORPORATION

Date: May 11, 2005	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

Date: May 11, 2005	By:	/s/ Bruce W. Elder
Bruce W. Elder
Vice President and Secretary