Form 10-Q
period 2005-06-30
CRESCENT FINANCIAL CORP
filed 2005-08-11
CIK 1143921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Common Stock, $1.00 par value

4,131,723 shares outstanding as of August 5, 2005

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004*
ASSETS

Cash and due from banks	$8,652,439	$5,633,865
Interest earning deposits with banks	615,781	43,353
Federal funds sold	14,753,000	—
Investment securities available for sale at fair value	52,250,753	53,444,322
Loans	301,110,664	257,461,327
Allowance for loan losses	(4,066,000)	(3,668,000)

NET LOANS	297,044,664	253,793,327
Accounts receivable	1,402,935	1,218,572
FHLB Stock	2,101,900	1,447,200
Bank premises and equipment	3,622,329	3,030,184
Investment in life insurance	5,384,317	5,283,263
Goodwill	3,600,298	3,600,298
Other assets	3,426,421	3,732,814

TOTAL ASSETS	$392,854,837	$331,227,198

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$50,321,528	$42,818,455
Savings	3,673,188	3,036,774
Money market and NOW	94,930,394	74,113,646
Time	173,945,310	153,679,946

TOTAL DEPOSITS	322,870,420	273,648,821

Short-term borrowings	2,213,286	1,307,105
Long-term debt	38,248,000	28,248,000
Accrued expenses and other liabilities	1,380,881	1,245,858

TOTAL LIABILITIES	364,712,587	304,449,784
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding;	—	—
Common stock, $1 par value, 20,000,000 shares authorized; 4,120,391 shares outstanding June 30, 2005; 3,566,889 shares outstanding December 31, 2004	4,120,391	3,566,889
Additional paid-in capital	18,218,569	18,654,492
Retained earnings	5,856,897	4,562,681
Accumulated other comprehensive loss (Note D)	(53,607)	(6,648)

TOTAL STOCKHOLDERS’ EQUITY	28,142,250	26,777,414
COMMITMENTS (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$392,854,837	$331,227,198

*	Derived from audited consolidated financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Six Months Ended June 30, 2005 and 2004

	Three-month Periods Ended June 30,		Six-month Periods Ended June 30,
	2005	2004	2005	2004
INTEREST INCOME
Loans	$4,814,378	$3,295,212	$9,000,256	$6,498,014
Investment securities available for sale	566,043	428,065	1,135,347	830,483
Fed funds sold and interest-bearing deposits	13,842	6,952	22,794	17,716

TOTAL INTEREST INCOME	5,394,263	3,730,229	10,158,397	7,346,213

INTEREST EXPENSE
Deposits	1,619,288	1,046,380	2,966,135	2,044,015
Short-term borrowings	45,477	94,066	62,936	21,351
Long-term debt	404,614	136,993	760,795	442,940

TOTAL INTEREST EXPENSE	2,069,379	1,277,439	3,789,866	2,508,306

NET INTEREST INCOME	3,324,884	2,452,790	6,368,531	4,837,907
PROVISION FOR LOAN LOSSES	302,602	128,588	506,554	384,165

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,022,282	2,324,202	5,861,977	4,453,742

NON INTEREST INCOME	583,383	584,746	1,127,709	1,076,432

NON INTEREST EXPENSE
Salaries and employee benefits	1,369,661	1,099,253	2,672,214	2,109,011
Occupancy and equipment	439,792	365,956	831,358	709,882
Data processing	161,707	135,023	315,625	259,679
Other	643,175	538,998	1,218,373	992,738

TOTAL NON-INTEREST EXPENSE	2,614,335	2,139,230	5,037,570	4,071,310

INCOME BEFORE INCOME TAXES	991,330	769,718	1,952,116	1,458,864

INCOME TAXES	338,100	251,100	657,900	476,600

NET INCOME	$653,230	$518,618	$1,294,216	$982,264

NET INCOME PER COMMON SHARE
Basic	$0.16	$0.13	$0.31	$0.24

Diluted	$0.15	$0.12	$0.30	$0.23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	4,115,021	4,048,988	4,110,206	4,042,789

Diluted	4,369,012	4,267,590	4,359,051	4,264,705

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,294,216	$982,264

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	305,957	268,919
Provision for loan losses	506,554	384,165
Gain on sale of securities	(538)	(57)
(Gain) loss on sale of assets	8,897	(8,365)
Net amortization of premiums on securities	44,776	56,352
Increase in cash value of life insurance	(101,054)	(107,004)
Change in assets and liabilities:
Increase in accrued interest receivable	(184,363)	(12,072)
(Increase) decrease in other assets	336,984	(404,283)
Increase (decrease) in accrued interest payable	146,768	(63,996)
Increase (decrease) in other liabilities	551,255	(108,131)
Payment of income taxes	(563,000)	(133,000)

TOTAL ADJUSTMENTS	1,052,236	(127,472)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,346,452	854,792

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(4,411,866)	(14,216,203)
Proceeds from sales of securities available for sale	1,936,929	4,312,160
Maturities of available for sale securities	—	770,000
Principal repayments of securities available for sale	2,892,018	3,594,385
Net increases in loans	(43,757,891)	(27,585,427)
Purchases of premises and equipment	(906,999)	(547,796)

NET CASH USED BY INVESTING ACTIVITIES	(44,247,809)	(33,672,881)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits
Non-interest bearing	7,503,073	3,512,001
Savings	636,414	643,524
Money market and NOW	20,816,748	7,803,037
Time deposits	20,265,364	32,066,631
Net increase (decrease) in short-term borrowings	906,181	(8,559,561)
Net increase in long-term debt	10,000,000	—
Proceeds from stock options exercised	117,579	212,241

NET CASH PROVIDED BY FINANCING ACTIVITIES	60,245,359	35,677,873

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,344,002	2,859,784

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,677,218	7,051,157

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,021,220	$9,910,941

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six-month periods ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”) and its wholly owned subsidiary, Crescent State Bank (the “Bank”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of Crescent Financial Corporation and subsidiary (the “Company”), accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At June 30, 2005, commitments are as follows

Undisbursed lines of credit	$107,125,000
Stand-by letters of credit	1,689,000
Undisbursed commitment to purchase additional investment in Small Business Investment Corporation	250,000

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average number of shares used in computing basic net income per share	4,115,021	4,048,988	4,110,206	4,042,789
Effect of dilutive stock options	253,991	218,602	248,845	221,916

Weighted average number of shares used in computing diluted net income per share	4,369,012	4,267,590	4,359,051	4,264,705

For the three and six-month periods ended June 30, 2005 there were 9,000 options that were anti-dilutive. There were no options that were anti-dilutive for the three and six-month periods ended June 30, 2004.

NOTE D - COMPREHENSIVE INCOME

For the three months ended June 30, 2005 and 2004, total comprehensive income or (loss), consisting of net income or (loss) and unrealized securities gains and losses, net of taxes, was $1,151,000 and ($494,000), respectively.

For the six months ended June 30, 2005 and 2004, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $1,247,000 and $296,000, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$653	$519	$1,294	$982
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	33	30	64	60

Pro forma	$620	$489	$1,230	$922

Basic earnings per share:
As reported	$.16	$.13	$.31	$.24
Pro forma	.15	.12	.30	.23

Diluted earnings per share:
As reported	$.15	$.12	$.30	$.23
Pro forma	.14	.11	.28	.22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the periods ended June 30, 2005 and 2004. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2005 AND DECEMBER 31, 2004

Total assets at June 30, 2005 were $392.9 million compared with $331.2 million at December 31, 2004. Earning assets represented 94% of total assets as of both dates and totaled $370.8 million at June 30, 2005 compared with $312.4 million at December 31, 2004. Components of earning assets at June 30, 2005 are $301.1 million in gross loans, $54.3 million in investment securities and Federal Home Loan Bank (FHLB) stock, $14.8 million in overnight investments and $616,000 in interest bearing deposits with correspondent banks. Earning assets at December 31, 2004 included $257.5 million in gross loans, $54.9 million in investment securities and FHLB stock and $43,000 in overnight investments. Total deposits and stockholders’ equity at June 30, 2005 were $322.9 million and $28.1 million, respectively, compared to $273.6 million and $26.8 million at December 31, 2004.

Gross loans outstanding at June 30, 2005 increased by $43.6 million or 17% to $301.1 million compared to $257.5 million reported at December 31, 2004. The composition of the loan portfolio, by category, as of June 30, 2005 is 48% commercial mortgage loans, 18% commercial loans, 16% construction loans, 12% home equity loans and lines, 4% residential mortgage loans and 2% consumer loans. The commercial mortgage category showed the most growth increasing $23.4 million from $121.5 million at December 31, 2004 to $144.9 million at June 30, 2005. Construction and development loans experienced a net increase of $9.7 million, growing from $38.8 million at year end to $48.5 million at June 30, 2005. The commercial loan portfolio increased by $6.4 million from $48.7 million at year-end 2004 to $55.1 million at June 30, 2005. Home equity loans and lines increased by $2.9 million during the first half of 2005 from $31.0 million at December 31, 2004 to $33.9 million at June 30, 2005. Residential mortgage loans grew $1.2 million from $11.6 million to $12.8 million. The consumer loan portfolio experienced a net increase of $52,000 during the six-month period. The composition of the loan portfolio, by category, as of December 31, 2004 was 47% commercial mortgage loans, 19% commercial loans, 15% construction loans, 12% home equity loans and lines, 5% residential real estate mortgage loans and 2% consumer loans.

The Company had an allowance for loan losses at June 30, 2005 of $4.1 million or 1.35% of total outstanding loans compared to $3.7 million or 1.42% of total outstanding loans at December 31, 2004. At June 30, 2005, there were two loans totaling $24,000 in non-accrual status and two loans totaling $176,000 that were 90 days or more past due and still accruing interest. Non-performing loans as a percentage of total loans at June 30, 2005 were less than 0.01%. Non-performing loans and loans past due 90 days or more and still accruing interest were 0.07% of total loans. There were two loans totaling $5,000 in non accrual status at December 31, 2004. There were no loans past due 90 days or more and still accruing interest at December 31, 2004. Non-performing loans as a percentage of total loans at December 31, 2004 were less than 0.01%. For a more detailed discussion see the section entitled Non-Performing Assets.

The Company has investment securities with an amortized cost of $52.3 million at June 30, 2005. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $52.2 million compared with $53.4 million at year-end 2004. The Company’s investment in debt securities at June 30, 2005, consists of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and trust preferred securities. The $1.2 million decline during the first six months of 2005 was the net result of $3.8 million in new purchases less $2.9 million in principal re-payments, $1.9 million in proceeds on the sale of securities, a $76,000 decrease in the fair value of the portfolio and $45,000 in net amortization of premiums.

The Company owned $2.1 million of Federal Home Loan Bank stock at June 30, 2005 compared to $1.4 million at December 31, 2004.

Federal funds sold at June 30, 2005 were $14.8 million compared with no Federal funds sold at December 31, 2004. The Company holds funds in overnight investments to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels. Overnight funds tend to increase at month-end due to several real estate settlement deposit accounts maintained by attorney customers.

Interest-earning deposits held at correspondent banks increased by approximately $573,000 from $43,000 at December 31, 2004 to $616,000 at June 30, 2005. The increase represents principal and interest payments from the investment portfolio waiting to be re-invested.

Non-earning and other assets increased by approximately $3.6 million between December 31, 2004 and June 30, 2005. Non-interest bearing cash due from banks increased by $3.0 million during the six months ended June 30, 2005. Cash and due from banks includes amounts represented by checks in the process of being collected through the Federal Reserve payment system. Funds represented by these checks were not yet collected and therefore could not be invested overnight. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows. Categories of other assets experiencing increases between December 31, 2004 and June 30, 2005 include interest receivable, bank premises and equipment, deferred tax asset and cash surrender value on bank owned life insurance.

Total deposits increased by $49.2 million between December 31, 2004 and June 30, 2005 from $273.6 million to $322.9 million. The largest increase occurred in the time deposit category, which grew by $20.2 million to $173.9 million at June 30, 2005 from $153.7 million at year end 2004. Increases to other deposit categories were as follows: money market account balances increased by $15.6 million from $33.3 million to $48.9 million, non-interest bearing demand deposits increased by $7.5 million from $42.8 million to $50.3 million, interest-bearing demand deposits increased by $5.2 million from $40.8 million to $46.0 million and savings increased by $636,000 from $3.0 million to $3.7 million. The Company has several deposit relationships with real estate settlement attorneys. Due to the nature of these relationships, deposits balances for these accounts can increase significantly at each month end. The degree of account balance fluctuation is dependent on many factors such as the level of mortgage interest rates, the level of residential mortgage activity and the time of year. The balances in these real estate settlement deposit accounts were $24.7 million and $12.1 million at June 30, 2005 and December 31, 2004, respectively.

The composition of the deposit base, by category, at June 30, 2005 is as follows: 54% time deposits, 16% non-interest-bearing demand deposits, 14% interest-bearing demand deposits, 15% money market and 1% statement savings. The composition of the deposit base, by category, at December 31, 2004 was 56% time deposits, 16% non-interest-bearing demand deposits, 15% interest-bearing demand deposits, 12% money market and 1% statement savings. Time deposits of $100,000 or more totaled $114.0 million at June 30, 2005 compared to $97.5 million at December 31, 2004. The Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds priced competitively with Federal Home Loan Bank borrowings, but do not require collateralization like Federal Home Loan Bank borrowings. Brokered deposits were $63.5 million at June 30, 2005 compared with $49.5 million at December 31, 2004.

The Company had $38.2 million of long-term debt outstanding at June 30, 2005 compared to $28.2 million at December 31, 2004. The long-term debt is comprised of $30.0 million in FHLB term advances and $8.2 million in junior subordinated debt. Short-term borrowings increased by $0.9 million during the first half of 2005 to $2.2 million from $1.3 million. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks and securities sold under a repurchase agreement. Securities sold under repurchase agreements generally mature within one to four days from the transaction date.

Accrued interest payable and other liabilities increased by $135,000 to $1.4 million at June 30, 2005 compared with $1.2 million at December 31, 2004. The increase is primarily the result of higher accrued interest due to rising interest rates and higher deposit and borrowing levels.

Between December 31, 2004 and June 30, 2005, total stockholders’ equity rose by $1.4 million. The increase resulted from net income for the first six months of $1,294,000 million plus $118,000 in new stock issuance pursuant to the exercise of stock options less unrealized losses on available for sale securities of $47,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

Net Income. Net income for the three-month period ending June 30, 2005 was $653,000 or $0.16 per basic ($0.15 diluted) share compared with $519,000 or $0.13 per basic ($0.12 diluted) share for the three-month period ended June 30, 2004. Annualized return on average assets was 0.72% and 0.69% for the two periods ended June 30, 2005 and 2004, respectively. The improvement in return on average assets is primarily due to the increase in earnings resulting from a higher volume of earning assets and the rising interest rate environment. Return on average equity for the current period was 9.42% compared to 8.33% for the prior period. Return on average equity for the current period increased due to improved earnings and the more efficient leveraging of capital.

Net Interest Income. Net interest income increased by $872,000 or 36% from $2.5 million for the prior three-month period to $3.3 million for the three-month period ended June 30, 2005.

Total interest income for the current three month period benefited from a higher volume of earning assets and a higher yield earned on those assets. Total interest expense from deposits and other borrowings increased due to growth in interest-bearing liabilities needed to fund the higher volume of assets and an increase in short-term interest rates. The Company’s net interest margin increased due to a rising interest rate environment which improved the spread between the yield on earning assets and the cost of interest-bearing liabilities.

Total average earning assets increased $63.2 million or 23% from an average of $280.4 million for the prior year three-month period to an average of $343.6 million for the three-month period ended June 30, 2005. The average balance of loans outstanding during the current quarter was $287.3 million, a 22% increase over the $234.9 million of average outstanding loans for the prior year period. The average balance of the investment securities portfolio for the three-month period ended June 30, 2005 was $54.5 million, increasing by $11.9 million or 28% compared to an average of $42.6 million at June 30, 2004. The average balance of federal funds sold and other earning assets decreased to $1.9 million for the current three-month period compared to $3.0 million for the prior period. Average interest-bearing liabilities increased by $58.0 million or 25% from $236.4 million for the quarter ended June 30, 2004 to $294.4 million for the current quarter. Time deposits experienced the largest increase averaging $168.9 million during the current year period compared to $139.8 million for the prior year period.

Total interest income increased by $1.7 million for the current three-month period compared to the same period from the prior year. The increase was the result of an additional $928,000 due to the growth in total average earning assets and a $736,000 increase due to higher yields realized on earning assets. Total interest expense for the current period rose by $792,000 compared to prior period. The increase was the result of a $457,000 increase due to growth in interest-bearing funds and a $302,000 increase due to the higher interest rate environment.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended June 30, 2005 was 3.88% compared to 3.52% for the three-month period ended June 30, 2004. The average yield on earning assets for the current three-month period increased 95 basis points to 6.30% compared with 5.35% for the prior year period, while the average cost of interest-bearing funds increased by 65 basis points to 2.82% from 2.17%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased by 30 basis points from 3.18% for the quarter ended June 30, 2004 to 3.48% for the quarter ended June 30, 2005. The percentage of interest earning assets to average interest-bearing liabilities declined from 118.63% for the prior year period to 116.75% for the three months ended June 30, 2005.

Between July 1, 2004 and June 30, 2005, the Federal Reserve (the “Fed”) increased short-term interest rates 225 basis points in an effort to return to a more neutral monetary policy. Prior to the increases, the Company had made an effort to structure its balance sheet to take advantage of a rising interest rate environment. While the current rate environment has resulted in an increase in the net interest margin, the magnitude of the increase has been less than we would have anticipated. Approximately 66% of the Company’s loan portfolio carries variable rate pricing based on the Prime lending rate. Each time the Fed increases rates, the rate on 66% of the Company’s loan balances increases. However, as short-term interest rates have risen, intermediate and long-term rates have actually fallen. This has resulted in a flattening of the interest rate yield curve. The volume of new loan originations has outpaced the generation of lower cost core deposits causing the Company to rely more heavily on borrowed funds and brokered certificates of deposit. Of the $43.6 million increase in loan outstandings since December 31, 2004, $23.4 million has come in the commercial real estate category. Due to the nature of the collateral and the competitive marketplace, this type of loan typically receives very favorable pricing off the intermediate to long end of the yield curve. Therefore, interest rates on new commercial real estate loans are only slightly higher than one year ago. However, because of the flatness of the yield curve, the cost to fund these loans is significantly higher. Nonetheless, the Company remains well positioned for a continued rising rate environment.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended June 30, 2005 was $303,000 compared to $129,000 for the same period in 2004. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increase in the loan loss provision is primarily due to loan growth in the second quarter of 2005, although the analysis discussion outlines additional factors impacting the provision. The allowance for loan losses was $4.1 million at June 30, 2005, representing 1.35% of total outstanding loans.

Non-Interest Income. For the three-month period ended June 30, 2005, non-interest income declined by $2,000 to $583,000 compared to $585,000 for the same period in 2004. Non-interest income for the prior year period included an $8,000 gain on the sale of assets. In late 2004, the Company sold its membership interest in a mortgage company and no longer enjoys that dividend income stream. Dividend income from that investment during the three months ended June 30, 2004 was $47,000. Customer service fees on deposit accounts increased for the three-month period ended June 30, 2005 by $20,000 from $179,000 to $199,000. Despite the loss of dividend income from the mortgage investment, other non-interest income increased by $11,000 due primarily to a $43,000 increase in brokerage referral fees. Total mortgage origination and other loan related fees declined by $16,000 to $196,000 for the current period from $212,000 for the prior period. The Company recorded $57,000 in earnings from increases in cash value of life insurance compared with $60,000 in the prior year period. Revenue earned from service charges on deposit accounts decreased by $6,000 from $49,000 to $43,000. As short-term interest rates have risen, so to has the earnings credit rate that commercial customers earn to offset service charges.

As stated above, the Company sold its membership interest in the mortgage company. During the second half of 2004, we received a significant amount of dividend income from that investment. The Company does not anticipate being able to match those results during the second half of 2005. We are however encouraged by the efforts of our mortgage origination and investment services teams and look forward to improved results from these activities in the final six months of the year.

Non-Interest Expenses. Non-interest expenses were $2.6 million for the three-month period ended June 30, 2005 compared with $2.1 million for the same period ended June 30, 2004. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $1.4 million for the current year period compared to $1.1 million for the same period in the prior year. The expansion into the Sanford and Garner, North Caroplina markets and the addition of certain support staff has increased personnel costs. Management anticipates personnel expense to continue to increase as we identify new opportunities for expansion.

Occupancy and equipment expenses increased by $74,000 or 20% from $366,000 for the three-month period ended June 30, 2004 to $440,000 for the current year period. Branch offices were opened in two new markets and a new Operations Center was opened in Cary, North Carolina. Data processing costs increased to $162,000 for the current period from $135,000 for the prior year period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes. The added costs of installing and maintaining data communications lines to the new branch and operations facilities are also considered data processing expenses. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $104,000 to $643,000 for the second quarter of 2005 compared with $539,000 for the second quarter in the prior year. The increase was primarily a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $338,000 for the three-months ended June 30, 2005 compared with $251,000 for the prior year period. The effective tax rate for the three-month period ended June 30, 2005 was 34.1% compared with 32.6% for the prior year period. The increase in the effective tax rate is attributable to a smaller percentage of income coming from tax exempt sources.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

Net Income. Net income for the six-month period ended June 30, 2005 was $1,294,000 or $0.31 per basic ($0.30 diluted) share compared with $982,000 or $0.24 per basic ($0.23 diluted) share for the six-month period ended June 30, 2004. Annualized return on average assets was 0.74% and 0.67% for the two periods ended June 30, 2005 and 2004, respectively. The improvement in return on assets was primarily attributed higher earnings resulting from a rising interest rate environment and strong growth in earning assets. Return on average equity for the current period was 9.46% compared to 7.92% for the prior period. Return on average equity improved as a result of increased net income and a more efficient leveraging of capital.

Results of operations for the six-month period ended June 30, 2005, when compared with the period ended June 30, 2004, were positively impacted by strong earning asset growth over the past twelve months, a rising interest rate environment and an increase in non-interest income. Non interest expense increased during the current six-month period as the Company continues to expand its branch network into new markets.

Net Interest Income. Net interest income increased by $1.6 million or 32% from $4.8 million for the six-month period ended June 30, 2004 to $6.4 million for the current six-month period. Growth in both earning assets and interest bearing liabilities, coupled with the rising interest rate environment, resulted in increases in both total interest income and total interest expense in the current period compared with the prior year period.

Total interest income was $10.2 million for the six-month period ended June 30, 2005 compared to $7.4 million for the prior year period, an increase of $2.8 million or 38%. The total increase was the result of a $1.7 million increase due to growth in average earning assets and a $1.1 million increase due to the rising average yield earned on those assets. Total interest expense increased by $1.3 million from $2.5 million for the prior year period to $3.8 million for the current period. The increase was the result of an $835,000 increase due to growth in interest-bearing liabilities and a $447,000 increase due to the rising cost of funds.

Total average earning assets increased $58.7 million or 21% from an average of $274.1 million as of June 30, 2004 to an average of $332.8 million for the six-month period ended June 30, 2005. The average of loans outstanding during the current six-month period was $276.4 million reflecting a $47.0 million or 20% increase over the $229.4 million for the prior year period. The average balance of the investment securities portfolio for the current period was $54.7 million, increasing by $14.0 million or 35% compared to an average of $40.7 million at June 30, 2004. The average balance of federal funds sold and other earning assets decreased to $1.7 million for the six-month period ended June 30, 2005 compared to $4.1 million for the prior period.

Total average interest-bearing liabilities increased by $54.9 million or 24% from an average of $229.9 million for the period ended June 30, 2004 to $284.8 million for the current six-month period. Average interest-bearing deposits increased by $35.9 million or 17% growing from $206.7 million at June 30, 2004 to $242.6 million at June 30, 2005. Total average borrowings increased by $19.0 million or 82% to $42.3 million for the current six-month period from $23.3 million for the prior year period.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the six-month period ended June 30, 2005 was 3.86% compared to 3.55% for the six-month period ended June 30, 2004. The average yield on earning assets for the current six-month period increased by 77 basis points to 6.16% compared with 5.39% for the prior year period, while the average cost of interest-bearing funds increased by 49 basis points to 2.68% from 2.19%. The spread between the rates paid on earning assets and the cost of interest-bearing funds increased by 27 basis points from 3.20% to 3.47%. The Company’s reliance on interest-bearing liabilities to fund earning asset growth continued to increase as the percentage of interest earning assets to interest bearing liabilities fell from 119.22% to 116.84%.

The Company’s balance sheet is currently asset sensitive over a twelve-month period, meaning that a higher volume of earning assets is subject to repricing than that of interest bearing liabilities. Other outside influences being equal, an asset sensitive balance sheet should enhance net interest income in a rising rate environment. The asset sensitivity of the balance sheet is largely due to the composition of the loan portfolio. The loan portfolio is split between 66% of floating rates loans and 34% fixed rate loans. While the investment portfolio is predominately comprised of fixed income securities, it has very stable principal re-payment characteristics designed to allow those cash flows to be reinvested at higher rates or deployed to fund loan growth. The risk of an asset sensitive balance sheet is a falling rate environment, therefore the balance sheet will need to be repositioned in the future to reduce the inherent risks of the next falling rate environment. The timing and execution of that repositioning is subject to the judgment of management and the Asset Liability Committee.

Provision for Loan Losses. The Company’s provision for loan losses for the six-month period ended June 30, 2005 was $506,000 compared to $384,000 for the same period in 2004. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increased loan loss provision for the current six-month period is primarily due to the sharp increase in the loan portfolio, but other factors also influence the amount charged against earnings. See the section entitled “Non Performing Assets” for more details. The allowance for loan losses was $4.1 million at June 30, 2005, representing 1.35% of total outstanding loans.

Non-Interest Income. For the six-month period ended June 30, 2005, non-interest income increased by $51,000 to $1.1 million. The largest components of non-interest income in the first half of 2005 were $392,000 in customer service fees, $332,000 in mortgage loan origination fees, $114,000 increase in cash surrender value on life insurance, $102,000 in investment referral fees and $87,000 in service charges and fees on deposit accounts. For the current six-month period, revenue was partially offset by a $9,000 loss on the sale of assets.

For the six-month period ended June 30, 2004, non-interest income included $345,000 in customer service fees, $310,000 in mortgage loan origination fees, $120,000 increase in cash value on life insurance, $67,000 in investment referral fees and $95,000 in service charges and fees on deposit accounts. The Company also recognized $84,000 in dividends from a membership interest in a mortgage company (interest was sold in late 2004) and $8,000 in gains on the sale of assets.

As stated above, the Company sold its membership interest in the mortgage company. During the second half of 2004, we received a significant amount of dividend income from that investment. The Company does not anticipate being able to match those results during the second half of 2005. We are however encouraged by the efforts of our mortgage origination and investment services teams and look forward to improved results from these activities in the final six months of the year.

Non-Interest Expenses. Non-interest expenses increased by 24% to $5.0 million for the six-month period ended June 30, 2005 compared with $4.1 million for the same period ended June 30, 2004. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $2.7 million for the current six-month period compared to $2.1 million for the same period in the prior year. Due to branch and administrative expansion, the number of employees has increased over the past twelve months. Management anticipates personnel expense to continue to increase as opportunities to hire quality employees present themselves and we expand into new markets.

Occupancy and equipment expenses increased by $121,000 or 17% from $710,000 for the six-month period ended June 30, 2004 to $831,000 for the current year period. Occupancy expenses have risen due to the opening of two new branch locations and an Operations Center. Data processing costs increased from $260,000 for the prior year six-month period to $316,000 for the current six-month period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes, and include the monthly costs associated with data line connectivity between offices. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $226,000 to $1.2 million for the first half of 2005 compared with $993,000 for the first half of the prior year. The increase was primarily a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $658,000 during the six-months ended June 30, 2005 compared to $477,000 for the prior year period. The effective tax rates for the two periods were 33.7% and 32.7%, respectively. The increase is due to a smaller percentage of income earned from tax exempt sources.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company’s assets and liabilities for the three and six-month periods ended June 30, 2005 and 2004. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance.

Average Balances, Interest and Average Yields/Cost

(Dollars in Thousands)

	For the Three Months Ended June 30,
	2005			2004
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earnings assets
Loan portfolio	$287,271	$4,814	6.72%	$234,887	$3,295	5.64%
Investment securities	54,524	566	4.15%	42,569	428	4.02%
Fed funds and other interest-earning assets	1,857	14	3.02%	2,955	7	0.95%

Total interest-earning assets	343,652	5,394	6.30%	280,411	3,730	5.35%
Noninterest-bearing assets	21,372			20,020

Total Assets	$365,024			$300,431

Interest-bearing liabilities
Interest-bearing NOW	$38,283	99	1.04%	$40,404	77	0.77%
Money market and savings	42,219	197	1.87%	33,321	95	1.15%
Time deposits	168,931	1,323	3.14%	139,815	874	2.51%
Short-term borrowings	5,329	45	3.39%	2,828	9	1.28%
Long-term debt	39,589	405	4.05%	20,000	222	4.39%

Total interest-bearing liabilities	294,351	2,069	2.82%	236,368	1,277	2.17%
Non-interest bearing deposits	41,759			37,699
Other liabilities	1,106			1,383

Total Liabilities	337,216			275,450
Stockholders’ Equity	27,808			24,981

Total Liabilities & Stockholders’ Equity	$365,024			$300,431

Net interest income		$3,325			$2,453

Interest rate spread			3.48%			3.18%

Net interest-margin			3.88%			3.52%

Percentage of average interest-earning assets to average interest-bearing liabilities			116.75%			118.63%

Average Balances, Interest and Average Yields/Cost

(Dollars in Thousands)

	For the Six Months Ended June 30,
	2005			2004
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earnings assets
Loan portfolio	$276,365	$9,000	6.57%	$229,357	$6,498	5.70%
Investment securities	54,734	1,135	4.15%	40,687	830	4.08%
Fed funds and other interest-earning assets	1,670	23	2.78%	4,066	18	0.89%

Total earning assets	332,769	10,158	6.16%	274,110	7,346	5.39%
Noninterest-bearing assets	20,995			19,417

Total Assets	$353,764			$293,527

Interest-bearing liabilities
Interest-bearing NOW	$38,677	176	0.92%	$40,390	159	0.79%
Money market and savings	40,967	354	1.74%	31,976	181	1.14%
Time deposits	162,913	2,436	3.02%	134,289	1,704	2.55%
Short-term borrowings	4,066	63	3.12%	3,257	21	1.30%
Long-term debt	38,193	761	3.96%	20,000	443	4.38%

Total interest-bearing liabilities	284,816	3,790	2.68%	229,912	2,508	2.19%
Non interest-bearing deposits	40,329			37,315
Other liabilities	1,028			1,432
Total Liabilities	326,173			268,659
Stockholders’ Equity	27,591			24,868

Total Liabilities & Stockholders’ Equity	$353,764			$293,527

Net interest income		$6,368			$4,838

Interest rate spread			3.47%			3.20%

Net margin			3.86%			3.55%

Percentage of average interest-earning assets to average interest bearing liabilities			116.84%			119.22%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three and six-month periods ended June 30, 2005 and 2004. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis

	Three Months Ended June 30, 2005 vs. 2004 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	812	707	1,519
Investment Securities	122	16	138
Fed funds and other interest-earning assets	(6)	13	7

Total interest-earning assets	928	736	1,664

Interest Expense
Interest-bearing NOW	(5)	27	22
Money market and savings	34	68	102
Time deposits	206	243	449
Short-term borrowings	15	21	36
Long-term debt	207	(24)	183

Total interest-bearing liabilities	457	335	792

Net interest income	471	401	872

Rate/Volume Analysis

	Six Months Ended June 30, 2005 vs. 2004 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	1,421	1,081	2,502
Investment Securities	287	18	305
Fed funds and other interest-earning assets	(22)	27	5

Total interest-earning assets	1,686	1,126	2,812

Interest Expense
Interest-bearing NOW	(8)	25	17
Money market and savings	64	109	173
Time deposits	393	339	732
Short-term borrowings	9	33	42
Long-term debt	377	(59)	318

Total interest-bearing liabilities	835	447	1,282

Net interest income	851	679	1,530

NONPERFORMING ASSETS

The table below sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At June 30,		At December 31,
	2005	2004	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$24	$302	$5	$159
Restructured loans	—	—	—	—

Total nonperforming loans	24	302	5	159

Real estate owned	—	—	245	—
Repossessed assets	10	35	48	—

Total nonperforming assets	$34	$337	$298	$159

Accruing loans past due 90 days or more	$176	$—	$—	$647
Allowance for loan losses	4,066	3,556	3,668	3,304
Nonperforming loans to period end loans	0.01%	0.12%	0.00%	0.07%
Allowance for loan losses to period end loans	1.35%	1.46%	1.42%	1.52%
Allowance for loan losses to nonperforming loans	16,941.67%	1,177.81%	78,577.55%	2,077.99%
Nonperforming assets to total assets	0.01%	0.11%	0.09%	0.06%

Nonperforming assets and loans past due 90 days or more to total assets	0.05%	0.11%	0.09%	0.29%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At June 30, 2005, we identified three loans in the aggregate amount of $66,000 as potential problem loans. The loans possess certain unfavorable characteristics which cause management some concern. These loans will continue to be closely monitored.

There were no foreclosed properties at June 30, 2005 or 2004. There were two non-accrual loans at June 30, 2005 in the aggregate amount of $24,000. One loan in the amount of $22,000 is secured by real estate. The real estate is in the process of foreclosure and no material loss on the subsequent sale is anticipated. The other loan is in the amount of $2,000 and the borrower is making payments in an agreed upon manner. Interest foregone on nonaccrual loans for the six-month period ended June 30, 2005 was approximately $2,200. Interest foregone on nonaccrual loans for the prior year period was approximately $12,000.

There are two loans to the same retail borrower that are 90 days or more past due and still accruing interest at June 30, 2005. Management decided to leave the loans in an accrual status due to substantive conversations with the borrowers on how to remedy the situation. The loans are expected to be current by July 31, 2005 and no loss is anticipated.

There is one repossessed vehicle at June 30, 2005. No loss is anticipated on the sale of the vehicle.

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

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. For the six-month period ended June 30, 2005, there were $108,000 net loan charge-offs and $24,000 in non-accrual loans compared with $132,000 in net loan charge-offs and $302,000 in non accrual loans for the first six month of 2004. The allowance for loan losses at June 30, 2005 was $4.1 million, which represents 1.35% of total outstanding loans compared to $3.7 million and 1.46% for the prior year. The allowance for loan losses as a percentage of total outstanding loans declined from the prior year primarily due to improvement in the asset quality of the portfolio.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses

	At June 30, 2005		At December 31, 2004
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Residential real estate loans	$82	4.24%	$44	4.50%
Home equity loans and lines	183	11.24%	173	12.00%
Commercial mortgage loans	1,580	48.16%	1,290	47.24%
Construction loans	765	16.13%	718	15.09%
Commercial and industrial loans	1,126	18.19%	1,105	18.90%
Loans to individuals	330	2.04%	338	2.27%

Total loans	$4,066	100.00%	$3,668	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Six-Month Period Ended June 30,
	2005	2004
	(Dollars in thousands)
Balance at the beginning of the year	$3,668	$3,304
Charge-offs:
Commercial and industrial loans	119	95
Residential real estate loans	—	34
Loans to individuals	8	6

Total charge-offs	127	135

Recoveries	19	3

Net charge-offs (recoveries)	108	132

Provision for loan losses	506	384

Balance at the end of the year	$4,066	$3,556

Total loans outstanding at period-end	$301,111	$244,199

Average loans outstanding for the period	$276,365	$229,357

Allowance for loan losses to total loans outstanding	1.35%	1.46%

Ratio of net charge-offs to average loans outstanding	0.04%	0.06%

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

As of June 30, 2005, liquid assets (cash and due from banks, interest-earning deposits with banks, Federal funds sold and investment securities available for sale) were approximately $78.4 million, which represents 20% of total assets and 24% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $101.2 million of which $32.0 million is outstanding at June 30, 2005. At June 30, 2005, outstanding commitments for undisbursed lines of credit, letters of credit and undisbursed investment commitments amounted to approximately $109.1 million. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings. Certificates of deposits represented 54% of the Company’s total deposits at June 30, 2005 compared with 56% at December 31, 2004. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 35% and 36% of the Company’s total deposits at June 30, 2005 and December 31, 2004, respectively. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent State Bank must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At June 30, 2005, the Bank’s equity to asset ratio was 7.16%. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. The Bank’s ratios of Tier I capital to risk-weighted assets and total capital to risk-based assets at June 30, 2005 were 9.38% and 10.59%, respectively.

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

Item 4. Controls and Procedures

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during or subsequent to the period covered by this report.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Debt.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Stockholders was held on May 3, 2005. Of 3,572,889 shares entitled to vote at the meeting, 3,066,965 shares voted. The following matters were voted on at the meeting:

1.	Election of Directors

Michael G. Carlton, Bruce I. Howell and James A. Lucas, Jr. were elected to three-year terms as follows:

Nominee	For	Against	Abstain
Michael G. Carlton	3,056,172	—	10,793
Bruce I. Howell	3,056,172	—	10,793
James A. Lucas, Jr.	3,058,932	—	8,033

The following directors continue in office after the meeting: Brent D. Barringer, Joseph S. Colson, Jr., Kenneth A. Lucas, Sheila Hale Ogle, Francis R. Quis, Jr., Jon R. Rufty and Stephen K. Zaytoun.

2.	Ratification of Appointment of Independent Public Accountants

Management’s appointment of Dixon Hughes PLLC as the Company’s independent public accountants for 2005 was approved with 3,028,900 shares voting for, 15,714 shares voting against, and 22,351 shares abstaining.

3.	Approval of an Amendment to the 1999 Incentive Stock Option Plan

The addition of 100,000 shares to the 1999 Incentive Stock Option Plan was approved with 1,875,030 shares voting for, 277,966 shares voting against, and 38,480 shares abstaining.

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

CRESCENT FINANCIAL CORPORATION

Date: August 11, 2005	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

Date: August 11, 2005	By:	/s/ Bruce W. Elder
Bruce W. Elder
Vice President and Secretary