Form 10-Q
period 2005-09-30
CRESCENT FINANCIAL CORP
filed 2005-11-14
CIK 1143921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $1.00 par value

4,975,694 shares outstanding as of November 5, 2005

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	Sept 30, 2005 (Unaudited)	December 31, 2004*
ASSETS
Cash and due from banks	$12,176,001	$5,633,865
Interest earning deposits with banks	592,829	43,353
Investment securities available for sale at fair value	53,154,869	53,444,322
Loans	322,191,581	257,461,327
Allowance for loan losses	(4,293,000)	(3,668,000)

NET LOANS	317,898,581	253,793,327
Interest receivable	1,560,880	1,218,572
FHLB Stock	2,956,900	1,447,200
Bank premises and equipment	3,936,264	3,030,184
Investment in life insurance	5,433,715	5,283,263
Goodwill	3,600,298	3,600,298
Other assets	3,715,229	3,732,814

TOTAL ASSETS	$405,025,566	$331,227,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$52,920,145	$42,818,455
Savings	7,072,052	3,036,774
Money market and NOW	82,636,058	74,113,646
Time	170,120,411	153,679,946

TOTAL DEPOSITS	312,748,666	273,648,821
Short-term borrowings	31,313,552	1,307,105
Long-term debt	30,248,000	28,248,000
Accrued expenses and other liabilities	1,536,829	1,245,858

Commitments (Note B)
TOTAL LIABILITIES	375,847,047	304,449,784

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding;	—	—
Common stock, $1 par value, 20,000,000 shares authorized;
4,170,494 shares outstanding September 30, 2005;
3,566,889 shares outstanding December 31, 2004	4,170,494	3,566,889
Additional paid-in capital	18,573,456	18,654,492
Retained earnings	6,702,176	4,562,681
Accumulated other comprehensive loss (Note D)	(267,607)	(6,648)

TOTAL STOCKHOLDERS’ EQUITY	29,178,519	26,777,414

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$405,025,566	$331,227,198

*	Derived from audited consolidated financial statements.

See accompanying notes

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Nine Months Ended September 30, 2005 and 2004

	Three-month Periods Ended September 30,		Nine-month Periods Ended September 30,
	2005	2004	2005	2004
INTEREST INCOME
Loans	$5,466,322	$3,599,096	$14,466,577	$10,097,111
Investment securities available for sale	576,234	460,983	1,711,582	1,291,466
Fed funds sold and interest-bearing deposits	16,588	11,031	39,382	28,746

TOTAL INTEREST INCOME	6,059,144	4,071,110	16,217,541	11,417,323

INTEREST EXPENSE
Deposits	1,841,363	1,135,110	4,807,498	3,179,125
Short-term borrowings	200,601	17,799	263,537	39,150
Long-term debt	369,357	248,699	1,130,152	691,639

TOTAL INTEREST EXPENSE	2,411,321	1,401,608	6,201,187	3,909,914

NET INTEREST INCOME	3,647,823	2,669,502	10,016,354	7,507,409
PROVISION FOR LOAN LOSSES	240,112	197,522	746,666	581,687

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,407,711	2,471,980	9,269,688	6,925,722

NON INTEREST INCOME	614,331	713,952	1,742,039	1,790,384
NON INTEREST EXPENSES
Salaries and employee benefits	1,509,207	1,124,558	4,181,421	3,233,569
Occupancy and equipment	443,255	413,924	1,274,613	1,123,805
Data processing	161,889	142,022	477,514	401,702
Other	603,411	503,512	1,821,784	1,496,250

TOTAL NON-INTEREST EXPENSES	2,717,762	2,184,016	7,755,332	6,255,326

INCOME BEFORE INCOME TAXES	1,304,280	1,001,916	3,256,395	2,460,780
INCOME TAXES	459,000	340,600	1,116,900	817,200

NET INCOME	$845,280	$661,316	$2,139,495	$1,643,580

NET INCOME PER COMMON SHARE
Basic	$0.20	$0.16	$0.52	$0.41

Diluted	$0.19	$0.15	$0.49	$0.38

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	4,142,454	4,085,351	4,121,073	4,057,080

Diluted	4,384,392	4,293,547	4,365,031	4,280,140

See accompanying notes

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,139,495	$1,643,580

Adjustments to reconcile net income to net cash provided cash provided by operating activities:
Depreciation	453,315	401,844
Provision for loan losses	746,666	581,687
(Gain) loss on sale of securities	16,422	(57)
(Gain) loss on sale of assets	9,564	(8,365)
Net amortization of premiums on securities	66,513	78,013
Increase in cash value of life insurance	(150,452)	(162,177)
Change in assets and liabilities:
Increase in accrued interest receivable	(342,308)	(159,015)
Increase in other assets	(1,327,660)	(552,081)
Increase (decrease) in accrued interest payable	203,229	(19,574)
Increase (decrease) in other liabilities	902,741	(223,926)
Payment of income taxes	(815,000)	(133,000)

TOTAL ADJUSTMENTS	(236,972)	(196,651)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,902,525	1,446,929

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(8,790,967)	(22,229,562)
Proceeds from disposals of securities available for sale	3,845,156	5,848,357
Maturities of available for sale securities	—	1,645,000
Principal repayments of securities available for sale	4,726,917	4,790,015
Net increases in loans	(64,851,920)	(37,393,747)
Purchases of premises and equipment	(1,368,958)	(720,306)

NET CASH USED BY INVESTING ACTIVITIES	(66,439,772)	(48,060,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits
Non-interest bearing	10,101,690	9,029,859
Savings	4,035,277	827,505
Money market and NOW	8,522,413	10,050,342
Time Deposits	16,440,465	36,191,118
Net increase (decrease) in short-term borrowings	30,006,447	(8,443,097)
Net increase in long-term debt	2,000,000	8,000,000
Proceeds from stock options exercised	522,567	412,446

NET CASH PROVIDED BY FINANCING ACTIVITIES	71,628,859	56,068,173

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,091,612	9,454,859
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,677,218	7,051,157

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,768,830	$16,506,016

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine-month periods ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”) and its wholly owned subsidiary, Crescent State Bank (the “Bank”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At September 30, 2005, commitments are as follows

Undisbursed lines of credit	$81,134,000
Stand-by letters of credit	2,610,000
Undisbursed commitment to purchase additional investment in Small Business Investment Corporation	250,000

NOTE C – PER SHARE RESULTS

The Company effected a stock split in the form of a 15% stock dividend paid on April 27, 2005 to stockholders of record April 14, 2005. Share and per share data for the periods presented have been adjusted to reflect the effects of the stock split. Basic and diluted net income per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for this stock split.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Weighted average number of shares used in computing basic net income per share	4,142,454	4,085,351	4,121,073	4,057,080
Effect of dilutive stock options	241,938	208,196	243,958	223,060

Weighted average number of shares used in computing diluted net income per share	4,384,392	4,293,547	4,365,031	4,280,140

For the three-month period ended September 30, 2005 there were no options that were anti-dilutive. For the nine-month period ended September 30, 2005 there were 3,132 options that were anti-dilutive. There were 6,325 and 4,409 options that were anti-dilutive for the three and nine-month periods ended September 30, 2004, respectively.

NOTE D – COMPREHENSIVE INCOME

For the three months ended September 30, 2005 and 2004, total comprehensive income or (loss), consisting of net income and unrealized securities gains and losses, net of taxes, was $631,280 and $1,393,000, respectively.

For the nine months ended September 30, 2005 and 2004, total comprehensive income or (loss), consisting of net income and unrealized securities gains and losses, net of taxes, was $1,879,000 and $1,247,000, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$845	$661	$2,139	$1,644
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	22	18	64	57

Pro forma	$823	$643	$2,075	$1,587

Basic earnings per share:
As reported	$.20	$.16	$.52	$.41
Pro forma	.20	.16	.50	.39
Diluted earnings per share:
As reported	$.19	$.15	$.49	$.38
Pro forma	.19	.15	.48	.37

NOTE F – SUBSEQUENT EVENTS

On October 27, 2005, the Company entered into an underwriting agreement with Ryan Beck & Co., Inc. for the sale of 805,000 shares of common stock at a price of $15.00 per share. The shares sold by the Company are expected to raise net proceeds of approximately $11.1 million after offering expenses and underwriting commissions. The underwriter for the offering was granted an option, exercisable for a period of 30 days, to purchase up to an additional 120,750 shares of common stock to cover over-allotments, if any. The offering proceeds will be used for general corporate purposes and to fund continued growth and expansion of the franchise.

The offering was made pursuant to a registration statement originally filed with the Securities and Exchange Commission on September 12, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the periods ended September 30, 2005 and 2004. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND

DECEMBER 31, 2004

Total assets at September 30, 2005 were $405.0 million compared with $331.2 million at December 31, 2004. Earning assets represented 94% of total assets as of both dates and totaled $378.9 million at September 30, 2005 compared with $312.4 million at December 31, 2004. Components of earning assets at September 30, 2005 are $322.2 million in gross loans, $56.1 million in investment securities and Federal Home Loan Bank (FHLB) stock and $593,000 in interest bearing deposits with correspondent banks. Earning assets at December 31, 2004 included $257.5 million in gross loans, $54.9 million in investment securities and FHLB stock and $43,000 in overnight investments. Total deposits and stockholders’ equity at September 30, 2005 were $312.7 million and $29.2 million, respectively, compared to $273.6 million and $26.8 million at December 31, 2004.

Gross loans outstanding at September 30, 2005 increased by $64.7 million or 25% to $322.2 million compared to $257.5 million reported at December 31, 2004. The composition of the loan portfolio, by category, as of September 30, 2005 is 52% commercial mortgage loans, 18% commercial loans, 13% construction loans, 11% home equity loans and lines, 4% residential mortgage loans and 2% consumer loans. The commercial mortgage category showed the most growth increasing $47.1 million from $121.5 million at December 31, 2004 to $168.6 million at September 30, 2005. Construction and development loans experienced a net increase of $4.8 million, growing from $38.8 million at year end to $43.6 million at September 30, 2005. The commercial loan portfolio increased by $7.9 million from $48.7 million at year-end 2004 to $56.6 million at September 30, 2005. Home equity loans and lines increased by $2.0 million during the first nine months of 2005 from $31.0 million at December 31, 2004 to $33.0 million at September 30, 2005. Residential mortgage loans grew $2.8 million from $11.6 million to $14.4 million. The consumer loan portfolio increased by $140,000 during the nine-month period. The composition of the loan portfolio, by category, as of December 31, 2004 was 47% commercial mortgage loans, 19% commercial loans, 15% construction loans, 12% home equity loans and lines, 5% residential real estate mortgage loans and 2% consumer loans.

The Company had an allowance for loan losses at September 30, 2005 of $4.3 million or 1.33% of total outstanding loans compared to $3.7 million or 1.42% of total outstanding loans at December 31, 2004. At September 30, 2005, there were five loans totaling $222,000 in non- accrual status. There were no loans past due 90 days or more and still accruing interest at

September 30, 2005. Non-performing loans as a percentage of total loans at September 30, 2005 were less than 0.07%. There were two loans totaling $5,000 in non accrual status at December 31, 2004. There were no loans past due 90 days or more and still accruing interest at December 31, 2004. Non-performing loans as a percentage of total loans at December 31, 2004 were less than 0.01%. For a more detailed discussion, see the section entitled Non-Performing Assets.

The Company has investment securities with an amortized cost of $53.6 million at September 30, 2005. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $53.2 million compared with $53.4 million at year-end 2004. The Company’s investment in debt securities at September 30, 2005, consists of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and trust preferred securities. The increase during the first nine months of 2005 was the net result of $8.8 million in new purchases less $4.7 million in principal re-payments, $3.8 million in proceeds on the sale of securities, a $16,000 gain on the sale of those securities, a $425,000 decline in the fair value of the portfolio and $66,000 in net amortization of premiums.

The Company owned $3.0 million of Federal Home Loan Bank stock at September 30, 2005 compared to $1.4 million at December 31, 2004.

There were no Federal funds sold at September 30, 2005 or December 31, 2004.

Interest-earning deposits held at correspondent banks increased by approximately $550,000 from $43,000 at December 31, 2004 to $593,000 at September 30, 2005. The increase represents principal and interest payments from the investment portfolio waiting to be re-invested.

Non-earning and other assets increased by approximately $7.9 million between December 31, 2004 and September 30, 2005. Non-interest bearing cash due from banks increased by $6.5 million during the nine months ended September 30, 2005. Cash and due from banks includes amounts represented by checks in the process of being collected through the Federal Reserve payment system. Funds represented by these checks were not yet collected and therefore could not be invested overnight. The outgoing cash letter in transit on September 30, 2005 was more than $7.7 million. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows. Categories of other assets experiencing increases between December 31, 2004 and September 30, 2005 include interest receivable, bank premises and equipment, deferred tax asset and cash surrender value on bank owned life insurance.

Total deposits increased by $39.1 million between December 31, 2004 and September 30, 2005 from $273.6 million to $312.7 million. The largest increase occurred in the time deposit category, which grew by $16.4 million to $170.1 million at September 30, 2005 from $153.7 million at year end 2004. Increases to other deposit categories were as follows: money market account balances increased by $10.4 million from $33.3 million to $43.7 million, non-interest bearing demand deposits increased by $10.1 million from $42.8 million to $52.9 million and savings increased by $4.1 million from $3.0 million to $7.1 million. Interest-bearing demand deposits decreased by $1.9 million from $40.8 million to $38.9 million. The decline is due in part to the changes in interest rates over the past fifteen months causing a shift in deposit mix.

Prior to July 2004, the interest rate paid on our premium interest-bearing checking account product was actually higher than the rates paid on savings and money market accounts. Customers seeking to earn a higher rate on funds on liquid deposits shifted money from the traditional savings products to the interest-bearing checking product. As interest rates have increased, rates on the savings and money market product types have risen more sharply than the rate on the premium interest-bearing checking account. As a result, customers have begun shifting deposits back to the more traditional savings products.

The Company has several deposit relationships with real estate settlement attorneys. Due to the nature of these relationships, deposits balances for these accounts can increase significantly at each month end. The degree of account balance fluctuation is dependent on many factors such as the level of mortgage interest rates, the level of residential mortgage activity and the time of year. The balances in these real estate settlement deposit accounts were $13.6 million and $12.1 million at September 30, 2005 and December 31, 2004, respectively.

The composition of the deposit base, by category, at September 30, 2005 is as follows: 54% time deposits, 17% non-interest-bearing demand deposits, 13% interest-bearing demand deposits, 14% money market and 2% statement savings. The composition of the deposit base, by category, at December 31, 2004 was 56% time deposits, 16% non-interest-bearing demand deposits, 15% interest-bearing demand deposits, 12% money market and 1% statement savings. Time deposits of $100,000 or more totaled $110.0 million at September 30, 2005 compared to $97.5 million at December 31, 2004. The Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds priced competitively with FHLB borrowings, but do not require collateralization like FHLB borrowings. Brokered deposits were $63.5 million at September 30, 2005 compared with $49.5 million at December 31, 2004.

The Company had $30.2 million of long-term debt outstanding at September 30, 2005 compared to $28.2 million at December 31, 2004. The long-term debt is comprised of $22.0 million in FHLB term advances and $8.2 million in junior subordinated debt. Short-term borrowings increased by $30.0 million during the nine months of 2005 to $31.3 million from $1.3 million. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks and securities sold under a repurchase agreement. Securities sold under repurchase agreements generally mature within one to four days from the transaction date.

Accrued interest payable and other liabilities increased by $291,000 to $1.5 million at September 30, 2005 compared with $1.2 million at December 31, 2004. The increase is primarily the result of higher accrued interest due to rising interest rates and higher deposit and borrowing levels.

Between December 31, 2004 and September 30, 2005, total stockholders’ equity rose by $2.4 million. The increase resulted from net income for the first nine months of $2,1 million plus $523,000 in new stock issuance pursuant to the exercise of stock options less unrealized losses on available for sale securities of $261,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED

SEPTEMBER 30, 2005 AND 2004

Net Income. Net income for the three-month period ending September 30, 2005 was $845,000 or $0.19 per diluted share compared with $661,000 or $0.15 per diluted share for the three-month period ended September 30, 2004. Annualized return on average assets was 0.86% and 0.83% for the two periods ended September 30, 2005 and 2004, respectively. The improvement in return on average assets is primarily due to the increase in earnings resulting from a higher volume of earning assets and the rising interest rate environment. Return on average equity for the current period was 11.62% compared to 10.27% for the prior period. Return on average equity for the current period increased due to improved earnings and the more efficient leveraging of capital.

Net Interest Income. Net interest income increased by $978,000 or 37% from $2.7 million for the prior three-month period to $3.6 million for the three-month period ended September 30, 2005. Total interest income for the current three month period benefited from a higher volume of earning assets and a higher yield earned on those assets. Total interest expense from deposits and other borrowings increased due to growth in interest-bearing liabilities needed to fund the higher volume of assets and an increase in short-term interest rates. The Company’s net interest margin increased due to a rising interest rate environment which improved the spread between the yield on earning assets and the cost of interest-bearing liabilities.

Total average earning assets increased $71.9 million or 24% from an average of $295.6 million for the prior year three-month period to an average of $367.4 million for the three-month period ended September 30, 2005. The average balance of loans outstanding during the current quarter was $309.8 million, a 25% increase over the $248.0 million of average outstanding loans for the prior period. The average balance of the investment securities portfolio for the three-month period ended September 30, 2005 was $55.6 million, increasing by $11.3 million or 26% compared to an average of $44.3 million at September 30, 2004. The average balance of federal funds sold and other earning assets decreased to $2.0 million for the current three-month period compared to $3.1 million for the prior period. Average interest-bearing liabilities increased by $63.4 million or 25% from $252.3 million for the quarter ended September 30, 2004 to $315.7 million for the current quarter. Total interest-bearing deposits increased by $38.9 million or 17% from $224.3 million to $263.2 million. Time deposits experienced the largest increase averaging $172.0 million during the current year period compared to $147.2 million for the prior period. Total borrowings increased by 87% or $24.4 million from $28.1 million to $52.5 million.

Total interest income increased by $2.0 million for the current three-month period compared to the same period from the prior year. The increase was the result of an additional $1.1 million due to the growth in total average earning assets and a $880,000 increase due to higher yields realized on earning assets. Total interest expense for the current period rose by $1.0 million compared to prior period. The increase was the result of a $496,000 increase due to growth in interest-bearing funds and a $513,000 increase due to the higher interest rate environment.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended September 30, 2005 was 3.93% compared to 3.59% for the three-month period ended September 30, 2004. The average yield on earning assets for the current three-month period increased 106 basis points to 6.54% compared with 5.48% for the prior year period, while the average cost of interest-bearing funds increased by 82 basis points to 3.03% from 2.21%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased by 24 basis points from 3.27% for the quarter ended September 30, 2004 to 3.51% for the quarter ended September 30, 2005. The percentage of interest earning assets to average interest-bearing liabilities declined from 117.12% for the prior year period to 116.37% for the three months ended September 30, 2005.

Between July 1, 2004 and September 30, 2005, the Federal Reserve (the “Fed”) increased short-term interest rates 275 basis points. Initially the increases were designed to achieve a more neutral monetary policy than had existed during the thirty months prior to June 30, 2004 and current increases are aimed at controlling certain inflationary pressures in the economy. Prior to the increases, the Company had made an effort to structure its balance sheet to take advantage of a rising interest rate environment. While the current rate environment has resulted in an increase in the net interest margin, the magnitude of the increase has been less than we would have anticipated. Approximately 62% of the Company’s loan portfolio carries variable rate pricing based on the Prime lending rate. Each time the Fed increases rates, the rate on 62% of the Company’s loan balances increases. However, as short-term interest rates have risen, intermediate and long-term rates have not risen to the same extent. This has resulted in a flattening of the interest rate yield curve. The volume of new loan originations has outpaced the generation of lower cost core deposits causing the Company to rely more heavily on borrowed funds and brokered certificates of deposit. Of the $64.7 million increase in loan outstandings since December 31, 2004, $47.0 million has come in the commercial real estate category. Due to the nature of the collateral and the competitive marketplace, this type of loan typically receives very favorable fixed-rate pricing off the intermediate to long end of the yield curve. Therefore, interest rates on new commercial real estate loans are only slightly higher than one year ago, but because of the flatness of the yield curve, the cost to fund these loans is significantly higher. The Company should continue to experience marginal benefit from a moderately rising rate environment.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended September 30, 2005 was $240,000 compared to $198,000 for the same period in 2004. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increase in the loan loss provision is primarily due to loan growth in the third quarter of 2005, although the analysis discussion outlines additional factors impacting the provision. The allowance for loan losses was $4.3 million at September 30, 2005, representing 1.33% of total outstanding loans.

Non-Interest Income. For the three-month period ended September 30, 2005, non-interest income declined by $100,000 to $614,000 compared to $714,000 for the same period in 2004. Non-interest income for the prior year period included $203,000 of distributions from our membership interest in a mortgage origination company. In late 2004, the Company sold its membership interest and no longer enjoys that distribution stream.

Total mortgage origination fees increased by $94,000 to $237,000 for the current period from $143,000 for the prior period. Customer service fees on deposit accounts increased by $37,000 from $188,000 to $225,000. Fees from brokerage referrals declined by $8,000, earnings from increases in cash value on life insurance decreased by $5,000 and service charges earned on deposit accounts were $3,000 less than the prior year period. The decline in service charge income is due primarily to the increase in the earnings credit rate paid on compensating balances on commercial demand deposit accounts. We incurred a $17,000 loss on the sale of available for sale securities during the third quarter of 2005.

Non-Interest Expenses. Non-interest expenses were $2.7 million for the three-month period ended September 30, 2005 compared with $2.2 million for the same period ended September 30, 2004. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense increased by $385,000 or 34% to $1.5 million for the current year period compared to $1.1 million for the same period in the prior year. The expansion into the Sanford, Garner and Raleigh, North Carolina markets and the addition of certain support staff has increased personnel costs. Management anticipates personnel expense to continue to increase as we identify new opportunities for expansion.

Occupancy and equipment expenses increased by $29,000 or 7% from $414,000 for the three-month period ended September 30, 2004 to $443,000 for the current year period. Branch offices were opened in two new markets, and a new Operations Center was opened in Cary, North Carolina. Data processing costs increased by $20,000 or 14% to $162,000 for the current period from $142,000 for the prior year period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes. The added costs of installing and maintaining data communications lines to the new branch and operations facilities are also considered data processing expenses. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $100,000 to $603,000 for the third quarter of 2005 compared with $504,000 for the prior year quarter. The increase was primarily a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $459,000 for the three-months ended September 30, 2005 compared with $341,000 for the prior year period. The effective tax rate for the three-month period ended September 30, 2005 was 35.2% compared with 34.0% for the prior year period. The increase in the effective tax rate is attributable to a smaller percentage of income coming from tax exempt sources.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED

SEPTEMBER 30, 2005 AND 2004

Net Income. Net income for the nine-month period ended September 30, 2005 was $2,139,000 or $0.49 per diluted share compared with $1,644,000 or $0.38 per diluted share for the nine-month period ended September 30, 2004. Annualized return on average assets was 0.78% and 0.73% for the two periods ended September 30, 2005 and 2004, respectively. The improvement in return on assets was primarily attributed higher earnings resulting from a rising interest rate environment and strong growth in earning assets. Return on average equity for the current period was 10.21% compared to 8.75% for the prior period. Return on average equity improved as a result of increased net income and a more efficient leveraging of capital.

Results of operations for the nine-month period ended September 30, 2005, when compared with the period ended September 30, 2004, were positively impacted by strong earning asset growth over the past twelve months and a rising interest rate environment. Non-interest income declined slightly due to the loss of a significant recurring revenue stream; however, other components of non-interest income improved to help mitigate the impact. Non interest expense increased during the current nine-month period as the Company continues to expand its branch network into new markets.

Net Interest Income. Net interest income increased by $2.5 million or 33% from $7.5 million for the nine-month period ended September 30, 2004 to $10.0 million for the current period. Growth in both earning assets and interest bearing liabilities, coupled with the rising interest rate environment, resulted in increases in both total interest income and total interest expense in the current period compared with the prior year period.

Total interest income was $16.2 million for the nine-month period ended September 30, 2005 compared to $11.7 million for the prior year period, an increase of $4.8 million or 42%. The total increase was the result of a $2.0 million increase due to growth in average earning assets and a $2.8 million increase due to the rising average yield earned on those assets. Total interest expense increased by $2.3 million from $3.9 million for the prior year period to $6.2 million for the current period. The increase was the result of an $1.3 million increase due to growth in interest-bearing liabilities and a $1.0 million increase due to the rising cost of funds.

Total average earning assets increased $62.8 million or 22% from an average of $281.4 million as of September 30, 2004 to an average of $344.2 million for the nine-month period ended September 30, 2005. The average of loans outstanding during the current nine-month period was $287.6 million reflecting a $52.0 million or 22% increase over the $235.6 million for the prior year period. The average balance of the investment securities portfolio for the current period was $54.8 million, increasing by $12.8 million or 30% compared to an average of $42.0 million at September 30, 2004. The average balance of federal funds sold and other earning assets decreased to $1.7 million for the nine-month period ended September 30, 2005 compared to $3.8 million for the prior period.

Total average interest-bearing liabilities increased by $57.8 million or 24% from an average of $237.4 million for the period ended September 30, 2004 to $295.2 million for the current nine-month period. Total average interest-bearing deposits increased by $36.9 million or 17% growing from $212.6 million at September 30, 2004 to $249.5 million at September 30, 2005. Total average borrowings increased by $20.8 million or 84% to $45.7 million for the current nine-month period from $24.9 million for the prior year period.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the nine-month period ended September 30, 2005 was 3.89% compared to 3.56% for the nine-month period ended September 30, 2004. The average yield on earning assets for the current nine-month period increased by 88 basis points to 6.30% compared with 5.42% for the prior year period, while the average cost of interest-bearing funds increased by 61 basis points to 2.81% from 2.20%. The spread between the rates paid on earning assets and the cost of interest-bearing funds increased by 27 basis points from 3.22% to 3.49%. The Company’s reliance on interest-bearing liabilities to fund earning asset growth continued to increase as the percentage of interest earning assets to interest bearing liabilities fell from 118.51% to 116.59%.

The Company’s balance sheet is currently asset sensitive over a twelve-month period, meaning that a higher volume of earning assets is subject to repricing than that of interest bearing liabilities. Other outside influences being equal, an asset sensitive balance sheet should enhance net interest income in a rising rate environment. The asset sensitivity of the balance sheet is largely due to the composition of the loan portfolio. The loan portfolio is split between

62% floating rates loans and 38% fixed rate loans. While the investment portfolio is predominately comprised of fixed income securities, it has very stable principal re-payment characteristics designed to allow those cash flows to be reinvested at higher rates or deployed to fund loan growth. The risk of an asset sensitive balance sheet is a falling rate environment, therefore the balance sheet will need to be repositioned in the future to reduce the inherent risks of the next falling rate environment. The timing and execution of that repositioning is subject to the judgment of management and the Asset Liability Committee.

Provision for Loan Losses. The Company’s provision for loan losses for the nine-month period ended September 30, 2005 was $747,000 compared to $582,000 for the same period in 2004. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increased loan loss provision for the current nine-month period is primarily due to the sharp increase in the loan portfolio, but other factors also influence the amount charged against earnings. See the section entitled “Non Performing Assets” for more details. The allowance for loan losses was $4.3 million at September 30, 2005, representing 1.33% of total outstanding loans.

Non-Interest Income. For the nine-month period ended September 30, 2005, non-interest income was $1.7 million decreasing by $48,000 or 3%. During the prior year period, the Company had a membership interest in a mortgage loan origination company and received distributions of $287,000. That membership interest was sold during the fourth quarter of 2004 and therefore, no distributions have been received in 2005. The largest components of non-interest income in the first nine months of 2005 were $617,000 in customer service fees, $569,000 in mortgage loan origination fees, $170,000 increase in cash surrender value on life insurance, $138,000 in brokerage referral fees and $131,000 in service charges and fees on deposit accounts. For the current nine-month period, revenue was partially offset by a $16,000 loss on the sale of available for sale securities and a $10,000 loss on the sale of assets.

For the nine-month period ended September 30, 2004, non-interest income included $533,000 in customer service fees, $453,000 in mortgage loan origination fees, $181,000 increase in cash value on life insurance, $112,000 in investment referral fees and $141,000 in service charges and fees on deposit accounts. The Company also recognized $8,000 in gains on the sale of assets.

Most categories of non-interest income experienced increases over the prior year period with the exception of service charge income and increases in cash value on life insurance. As short-term interest rates have increased, the earnings credit rate paid on commercial checking accounts to offset service charges has increased and lowered actual services charges. The interest rate paid on life insurance investments tends to lag the general market and are lower than a year ago.

Non-Interest Expenses. Non-interest expenses increased by $1.5 million or 24% to $7.8 million for the nine-month period ended September 30, 2005 compared with $6.3 million for the same period ended September 30, 2004. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense increased by 948,000 or 29% to $4.2 million for the current nine-month period compared to $3.2 million for the same period in the prior year. Due to branch and administrative expansion, the number of employees has increased over the past twelve months. Management anticipates personnel expense to continue to increase as opportunities to hire quality employees present themselves and we expand into new markets.

Occupancy and equipment expenses increased by $151,000 or 13% from $1.1 million for the nine-month period ended September 30, 2004 to $1.3 million for the current year period. Occupancy expenses have risen due to the opening of two new branch locations and an Operations Center. Data processing costs increased from $402,000 for the prior year nine-month period to $478,000 for the current period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes, and include the monthly costs associated with data line connectivity between offices. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $326,000 to $1.8 million for the 2005 period compared with $1.5 million for the prior year period. The increase was primarily a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $1,117,000 during the nine-months ended September 30, 2005 compared to $817,000 for the prior year period. The effective tax rates for the two periods were 34.3% and 33.2%, respectively. The increase is due to a smaller percentage of income earned from tax exempt sources.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company’s assets and liabilities for the three and nine-month periods ended September 30, 2005 and 2004. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance.

Average Balances, Interest and Average Yields/Cost

(Dollars in Thousands)

	For the Three Months Ended September 30,
	2005			2004
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earnings assets
Loan portfolio	$309,800	$5,466	7.00%	$248,039	$3,599	5.77%
Investment securities	55,621	576	4.14%	44,340	461	4.16%
Fed funds and other interest-earning assets	1,996	17	3.38%	3,176	11	1.38%

Total interest-earning assets	367,417	6,059	6.54%	295,555	4,071	5.48%
Noninterest-bearing assets	23,000			20,118

Total Assets	$390,417			$315,673

Interest-bearing liabilities
Interest-bearing NOW	$41,811	117	1.11%	$41,724	83	0.79%
Money market and savings	49,386	274	2.20%	35,392	95	1.07%
Time deposits	172,033	1,450	3.34%	147,179	957	2.59%
Short-term borrowings	20,524	201	3.89%	1,713	18	4.18%
Long-term debt	31,987	369	4.58%	26,348	249	3.76%

Total interest-bearing liabilities	315,741	2,411	3.03%	252,356	1,402	2.21%
Non-interest bearing deposits	44,564			36,559
Other liabilities	1,242			1,218

Total Liabilities	361,547			290,133
Stockholders’ Equity	28,870			25,540

Total Liabilities & Stockholders’ Equity	$390,417			$315,673

Net interest income		$3,648			$2,669

Interest rate spread			3.51%			3.27%

Net interest-margin			3.93%			3.59%

Percentage of average interest-earning assets to average interest-bearing liabilities			116.37%			117.12%

Average Balances, Interest and Average Yields/Cost

(Dollars in Thousands)

	For the Nine Months Ended September 30,
	2005			2004
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earnings assets
Loan portfolio	$287,633	$14,466	6.72%	$235,630	$10,097	5.72%
Investment securities	54,813	1,712	4.16%	42,012	1,291	4.10%
Fed funds and other interest-earning assets	1,780	39	2.93%	3,767	29	1.03%

Total earning assets	344,226	16,217	6.30%	281,409	11,417	5.42%
Noninterest-bearing assets	21,890			19,554

Total Assets	$366,116			$300,963

Interest-bearing liabilities
Interest-bearing NOW	$39,733	293	0.99%	$40,838	242	0.79%
Money market and savings	43,805	628	1.92%	33,123	277	1.12%
Time deposits	165,986	3,886	3.13%	138,617	2,660	2.56%
Short-term borrowings	9,612	264	3.67%	2,739	39	1.90%
Long-term debt	36,101	1,130	4.18%	22,131	692	4.18%

Total interest-bearing liabilities	295,237	6,201	2.81%	237,448	3,910	2.20%
Non interest-bearing deposits	41,756			37,061
Other liabilities	1,101			1,360

Total Liabilities	338,094			275,869
Stockholders’ Equity	28,022			25,094

Total Liabilities & Stockholders’ Equity	$366,116			$300,963

Net interest income		$10,016			$7,507

Interest rate spread			3.49%			3.22%

Net margin			3.89%			3.56%

Percentage of average interest-earning assets to average interest bearing liabilities			116.59%			118.51%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three and nine-month periods ended September 30, 2005 and 2004. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated proportionately to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis

	Three Months Ended September 30, 2005 vs. 2004 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	1,000	867	1,867
Investment Securities	115	(0)	115
Fed funds and other interest-earning assets	(7)	13	6

Total interest-earning assets	1,108	880	1,988
Interest Expense
Interest-bearing NOW	0	34	34
Money market and savings	58	121	179
Time deposits	187	306	493
Short-term borrowings	191	(8)	183
Long-term debt	60	60	120

Total interest-bearing liabilities	496	513	1,009
Net interest income	612	367	979

Rate/Volume Analysis

	Nine Months Ended September 30, 2005 vs. 2004 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	2,416	1,953	4,369
Investment Securities	(356)	777	421
Fed funds and other interest-earning assets	(30)	40	10

Total interest-earning assets	2,030	2,770	4,800
Interest Expense
Interest-bearing NOW	(8)	59	51
Money market and savings	121	230	351
Time deposits	581	645	1,226
Short-term borrowings	144	81	225
Long-term debt	437	1	438

Total interest-bearing liabilities	1,275	1,016	2,291
Net interest income	755	1,754	2,509

NONPERFORMING ASSETS

The table below sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At September 30,		At December 31,
	2005	2004	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$222	$262	$5	$159
Restructured loans	—	—	—	—
Total nonperforming loans	222	262	5	159
Real estate owned	—	254	245	—
Repossessed assets	—	35	48	—

Total nonperforming assets	$222	$551	$298	$159

Accruing loans past due 90 days or more	$—	$—	$—	$647
Allowance for loan losses	4,293	3,771	3,668	3,304
Nonperforming loans to period end loans	0.07%	0.10%	0.00%	0.07%
Allowance for loan losses to period end loans	1.33%	1.48%	1.42%	1.52%
Allowance for loan losses to nonperforming loans	1,930.59%	1,439.31%	78,577.55%	2,077.99%
Nonperforming assets to total assets	0.05%	0.17%	0.09%	0.06%
Nonperforming assets and loans past due 90 days or more to total assets	0.05%	0.17%	0.09%	0.29%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At September 30, 2005, we identified seven loans in the aggregate amount of $915,000 as potential problem loans. These secured loans will continue to be closely monitored and management does not anticipate any material losses.

There were no foreclosed or repossessed properties at September 30, 2005. At September 30, 2004, there two properties held in other real estate owned totaling $254,000 and one repossessed vehicle valued at $35,000. There were five non-accrual loans at September 30, 2005 in the aggregate amount of $222,000. Two loans in the aggregate amount of $198,000 are secured by real estate. The real estate is in the process of foreclosure and no material losses on the subsequent sales are anticipated. One loan is in the amount of $2,000 and the borrower is making payments in an agreed upon manner. Two loans totaling $22,000 are secured by personal property. The properties are being liquidated by the borrowers to repay the amounts due. We anticipate losing approximately half of the amount due. Interest foregone on nonaccrual loans for the nine-month period ended September 30, 2005 was approximately $5,000. Interest foregone on nonaccrual loans for the prior year period was approximately $8,000.

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

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. For the nine-month period ended September 30, 2005, there were $122,000 net loan charge-offs and $222,000 in non-accrual loans compared with $115,000 in net loan charge-offs and $262,000 in non accrual loans at September 30, 2004. The allowance for loan losses at September 30, 2005 was $4.3 million, which represents 1.33% of total outstanding loans compared to $3.8 million and 1.48% for the prior year. The allowance for loan losses as a percentage of total outstanding loans declined from the prior year primarily due to improvement in the asset quality of the portfolio.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses

	At September 30,		At December 31,
	2005		2004
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Residential real estate loans	$92	4.46%	$44	4.50%
Home equity loans and lines	180	10.25%	173	12.00%
Commercial mortgage loans	1,798	52.32%	1,290	47.24%
Construction loans	691	13.55%	718	15.09%
Commercial and industrial loans	1,218	17.56%	1,105	18.90%
Loans to individuals	314	1.86%	338	2.27%

Total loans	$4,293	100.00%	$3,668	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Nine-Month Period Ended September 30,
	2005	2004
	(Dollars in thousands)
Balance at the beginning of the year	$3,668	$3,304
Charge-offs:
Commercial and industrial loans	138	95
Commercial real estate loans	34	21
Residential real estate loans	—	49
Loans to individuals	8	6

Total charge-offs	180	171

Recoveries	58	56

Net charge-offs (recoveries)	122	115
Provision for loan losses	747	582

Balance at the end of the year	$4,293	$3,771

Total loans outstanding at period-end	$322,192	$254,025
Average loans outstanding for the period	$287,633	$235,630
Allowance for loan losses to total loans outstanding	1.33%	1.48%
Ratio of net charge-offs to average loans outstanding	0.04%	0.05%

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

As of September 30, 2005, liquid assets (cash and due from banks, interest-earning deposits with banks and investment securities available for sale) were approximately $65.9 million, which represents 16% of total assets and 21% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $105.8 million of which $52.9 million is outstanding at September 30, 2005. At September 30,

2005, outstanding commitments for undisbursed lines of credit, letters of credit and undisbursed investment commitments amounted to approximately $83.7 million. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings. Certificates of deposits represented 54% of the Company’s total deposits at September 30, 2005 compared with 56% at December 31, 2004. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 35% and 36% of the Company’s total deposits at September 30, 2005 and December 31, 2004, respectively. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent State Bank must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At September 30, 2005, the Bank’s equity to asset ratio was 7.20%. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. The Bank’s ratios of Tier I capital to risk-weighted assets and total capital to risk-based assets at September 30, 2005 were 9.04% and 10.24%, respectively.

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

Crescent Financial Corporation’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the company’s Chief Executive Officer and Principal Financial Officer concluded that the company’s disclosure controls and procedures were effective, as of September 30, 2005, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No such control enhancements during the quarter ended September 30, 2005 or through the date of this Quarterly Report on Form 10-Q have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Debt.

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a)	Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION

Date: November 11, 2005	By:	/s/ MICHAEL G. CARLTON
Michael G. Carlton
President and Chief Executive

Date: November 11, 2005	By:	/s/ BRUCE W. ELDER
Bruce W. Elder
Principal Financial Officer