Form 10-K
period 2005-12-31
CRESCENT FINANCIAL CORP
filed 2006-03-28
CIK 1143921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

COMMISSION FILE NUMBER 000-32951

CRESCENT FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2259050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1005 High House Road, Cary, North Carolina

27513

(Address of Principal Executive Offices)

(Zip Code)

Registrant’s Telephone number, including area code: (919) 460-7770

Securities registered pursuant to Section 12(b) of the Act

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $1.00 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒   No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act Rule.

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $56,556,082.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date: 5,034,710 shares of Common Stock outstanding as of March 7, 2006.

Documents Incorporated by Reference.

None.

PART I

ITEM 1 – BUSINESS

General

Crescent Financial Corporation (the “Registrant” or “Company”) was incorporated under the laws of the State of North Carolina on April 27, 2001, at the direction of the Board of Directors of Crescent State Bank (the “bank”), for the purpose of serving as the bank holding company for the bank and became the holding company for the bank on June 30, 2001. To become the bank’s holding company, Registrant received approval of the Federal Reserve Board as well as the bank’s shareholders. Upon receiving such approval, each share of $5.00 par value common stock of the bank was exchanged on a one-for-one basis for the $1.00 par value common stock of the Registrant.

The Registrant operates for the primary purpose of serving as the holding company for the bank. The Registrant’s headquarters are located at 1005 High House Road, Cary, North Carolina 27513.

The bank was incorporated on December 22, 1998 as a North Carolina-chartered commercial bank and opened for business on December 31, 1998. Including its main office, the bank operates nine (9) full service branch offices in Cary (2), Apex, Clayton, Holly Springs, Pinehurst, Southern Pines, Sanford and Garner, North Carolina and one loan production office in Raleigh, North Carolina. The Southern Pines and Pinehurst offices were acquired through a merger with Centennial Bank of Southern Pines in August, 2003.

The bank operates for the primary purpose of serving the banking needs of individuals, and small- to medium-sized businesses in its market area. The bank offers a range of banking services including checking and savings accounts, commercial, consumer and personal loans, and mortgage services and other associated financial services.

Lending Activities

General. We provide a wide range of short- to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured. We also make real estate mortgage and construction loans and Small Business Administration guaranteed loans. Many of our commercial loans are collateralized with real estate in our market but such collateral is mainly a secondary, and not primary, source of repayment. We have maintained a balance between variable and fixed rate loans within our portfolio. Variable rate loans accounted for 61% of the loan balances outstanding at December 31, 2005 while fixed rate loans accounted for 39% of the balances.

Our loan policies and procedures establish the basic guidelines governing our lending operations. Generally, the guidelines address the types of loans that we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to us, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the board of directors of the bank. We supplement our own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work.

Commercial Mortgage Loans. We originate and maintain a significant amount of commercial real estate loans. This lending involves loans secured principally by commercial office buildings, both investment and owner occupied. We require the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. The real estate collateral is a secondary source of repayment. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. We also make loans secured by commercial/investment properties provided the subject property is either pre-leased or pre-sold before the bank commits to finance its construction.

Construction Loans. Another of our primary lending focuses is construction/development lending. We originate one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders and consumers for the construction of pre-sold homes. We finance “starter” homes as well as “high-end” homes. We generally receive a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The bank is active in the construction market and makes construction loans to builders of homes that are not pre-sold, but limits the number of such loans to any one builder. This type of lending is only done with local, well-established builders and not with large or national tract builders. We lend to builders in our market who have demonstrated a favorable record of performance and profitable operations. We limit the number of unsold homes for each builder but there is no limit for pre-sold homes. We will also finance small tract developments and sub-divisions; however, we seek to be only one of a number of financial institutions making construction loans in any one tract or sub-division. We endeavor to further limit our construction lending risk through adherence to established underwriting procedures and the requirement of documentation of all draw requests. We require personal guarantees and secondary sources of repayment on construction loans.

Commercial Loans. Commercial business lending is another focus of our lending activities. Commercial loans include secured loans for working capital, expansion and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, we require personal guarantees and secondary sources of repayment, primarily a deed of trust on local real estate. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as residential real estate loans. More frequent repricing means that yields on our commercial loans adjust more quickly with changes in interest rates.

Loans to Individuals, Home Equity Lines of Credit and Residential Real Estate Loans. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. We attempt to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

Residential real estate loans are made for purchasing and refinancing one to four family properties. We offer fixed and adjustable rate options, but limit the maximum fixed rate term to five years. We provide customers access to long-term conventional real estate loans through our mortgage loan department, which originates loans and brokers them for sale in the secondary market. Such loans are closed by mortgage brokers and are not funded by us. We anticipate that we will continue to be an active originator of mortgage loans and only hold for our own account a small number of well-collateralized, non-conforming residential loans.

The following table describes our loan portfolio composition by category:

	At December 31,
	2005		2004		2003
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Real estate - commercial	$174,039	52.92%	$121,825	47.24%	101,316	46.66%
Real estate - residential	14,914	4.54%	11,604	4.50%	14,765	6.80%
Construction loans	46,607	14.17%	38,916	15.09%	31,612	14.56%
Commercial and industrial loans	52,708	16.03%	48,757	18.90%	38,237	17.61%
Home equity loans and lines of credit	34,921	10.62%	30,960	12.00%	22,985	10.59%
Loans to individuals	5,670	1.72%	5,846	2.27%	8,213	3.78%

Total loans	328,859	100.00%	257,908	100.00%	217,128	100.00%

Less: Net deferred loan fees	(537)		(447)		(382)

Total loans, net	$328,322		$257,461		$216,746

	At December 31,
	2002		2001
	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Real estate - commercial	$52,361	41.59%	$25,288	31.31%
Real estate - residential	2,319	1.84%	1,614	2.00%
Construction loans	27,503	21.84%	23,186	28.71%
Commercial and industrial loans	24,681	19.60%	19,393	24.01%
Home equity loans and lines of credit	16,051	12.75%	8,424	10.43%
Loans to individuals	3,002	2.38%	2,863	3.54%

Total loans	125,917	100.00%	80,768	100.00%

Less: Net deferred loan fees	(244)		(194)

Total loans, net	$125,673		$80,574

The following table presents at December 31, 2005 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates that mature after one year:

	Within 1 Year	1-5 Years	After 5 Years	Total
	(In thousands)
Commercial mortgage	$33,383	$133,135	$7,521	$174,039
Residential mortgage	6,032	8,484	398	14,914
Construction loans	38,833	7,668	106	46,607
Commercial and industrial	36,319	15,832	557	52,708
Home equity lines and loans	3,832	10,767	20,322	34,921
Individuals	3,077	1,693	900	5,670

Total	$121,476	$177,579	$29,804	$328,859

Fixed rate loans				$96,965
Variable rate loans				110,418

				$207,383

Loan Approvals. Our loan policies and procedures establish the basic guidelines governing lending operations. Generally, the guidelines address the type of loans that we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans and credit lines are subject to approval procedures and amount limitations. Depending upon the loan requested, approval may be granted by the individual loan officer, our officers’ loan committee or, for the largest relationships, the directors’ loan committee. These amount limitations apply to the borrower’s total outstanding indebtedness to us, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the board of directors.

Responsibility for loan review, underwriting, compliance and document monitoring resides with the senior credit officer. He is responsible for loan processing and approval. On an annual basis, the board of directors of the bank determines the president’s lending authority, who then delegates lending authorities to the senior credit officer and other lending officers of the bank. Delegated authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authorities as determined by the board of directors or the president within his delegated authority.

Credit Cards. We offer a credit card on an agency basis as an accommodation to our customers. We assume none of the underwriting risk.

Loan Participations. From time to time we purchase and sell loan participations to or from other banks within and outside our market area. All loan participations purchased have been underwritten using our standard and customary underwriting criteria.

Commitments and Contingent Liabilities

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit. We apply the same credit standards to these commitments as we use in all of our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note M of the “Notes to Consolidated Financial Statements.”

Asset Quality

We consider asset quality to be of primary importance, and employ a third party loan reviewer to ensure adherence to the lending policy as approved by our board of directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is credit administration’s responsibility to change the borrower’s risk grade accordingly. At least annually we undergo loan review by an outside third party who reviews compliance with our underwriting standards and risk grading and provides a report detailing the conclusions of that review to our board of directors and senior management. The board requires management to address any criticisms raised during the loan review and to take appropriate actions where warranted.

Investment Activities

Our investment portfolio plays a major role in management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. The securities portfolio generates a nominal percentage of our interest income and serves as a necessary source of liquidity. Debt and equity securities that will be held for indeterminate periods of time, including securities that we may sell in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale. We carry these investments at market value, which we generally determine using published quotes or a pricing matrix obtained within a few days of the end of each month. Unrealized gains and losses are excluded from our earnings and are reported, net of applicable income tax, as a component of accumulated other comprehensive income in stockholders’ equity until realized.

Deposit Activities

We provide a range of deposit services, including non-interest bearing checking accounts, interest bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. We use brokered deposits to supplement our funding sources. However, we strive to establish customer relations to attract core deposits in non-interest bearing transactional accounts and thus reduce our cost of funds.

The following table sets forth for the years indicated the average balances outstanding and average interest rates for each major category of deposits:

	For the Year Ended December 31,
	2005		2004		2003
	(Dollars in thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing deposits	$42,641	—	$37,898	—	$34,977	—
Interest bearing demand deposits	39,609	1.05%	40,931	0.79%	31,340	0.94%
Money market deposits	41,548	2.16%	31,537	1.29%	22,589	1.37%
Savings deposits	4,952	1.79%	2,758	0.36%	1,544	0.40%
Time deposits over $100,000	110,312	3.30%	85,961	2.57%	41,644	3.15%
Time deposits under $100,000	58,787	3.13%	56,445	2.68%	41,566	2.95%

Total interest bearing deposits	255,208	2.70%	217,632	2.04%	138,683	2.21%

Total average deposits	$297,849	2.31%	$255,530	1.73%	$173,660	1.77%

	For the Year Ended December 31,
	2002		2001
	(Dollars in thousands)
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing deposits	$24,086	—	$13,704	—
Interest bearing demand deposits	19,668	1.61%	9,146	0.91%
Money market deposits	21,144	1.90%	17,555	3.56%
Savings deposits	1,154	0.69%	602	1.51%
Time deposits over $100,000	30,627	3.65%	18,738	5.77%
Time deposits under $100,000	28,218	3.76%	25,702	5.79%

Total interest bearing deposits	100,811	2.85%	71,743	4.57%

Total average deposits	$124,897	2.30%	$85,447	3.84%

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2005:

(in thousands)
Remaining maturity:
Three months or less	$21,214
Over three months through one year	68,814
Over one year through three years	22,599
Over three years through five years	5,863

Total	$118,490

Borrowings

As additional sources of funding, we use advances from the Federal Home Loan Bank of Atlanta under a line of credit equal to 20% of the bank’s total assets ($82.2 million at December 31, 2005). Outstanding advances at December 31, 2005 were $32.0 million. Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2005 advances were secured by investment securities available for sale with a fair value of $10.6 million and by loans with a carrying amount of $55.5 million, which approximates market value.

We may purchase federal funds through two unsecured federal funds lines of credit aggregating $26.7 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of the advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate

(4.25% at December 31, 2005). Short-term borrowings may also consist of securities sold under a repurchase agreement. Securities sold under repurchase agreements generally mature within one to four days from the transaction date.

Junior Subordinated Debt

In August of 2003, $8.0 million in trust preferred securities were placed through Crescent Financial Capital Trust I. The trust has invested the total proceeds from the sale of its trust preferred securities in junior subordinated deferrable interest debentures issued by us. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three-month LIBOR plus 310 basis points. The dividends paid to holders of the trust preferred securities, which will be recorded as interest expense, are deductible by us for income tax purposes. The trust preferred securities are redeemable on or after October 7, 2008. We have fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. Our obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness. The principal reason for issuing trust preferred securities is that the proceeds from their sale qualify as Tier 1 capital for regulatory capital purposes (subject to certain limitations), thereby enabling us to enhance our regulatory capital positions without diluting the ownership of our stockholders.

Investment Services

Crescent State Bank has entered into a revenue sharing agreement with Capital Investment Group, Raleigh, North Carolina, under which it receives revenue for securities and annuity sales generated by brokers located in our offices. We offer this investment service under the name “Crescent Investment Services.”

Courier Services

We offer courier services to our customers free-of-charge as a convenience and a demonstration of our commitment to superior customer-service. Our couriers travel to the customer’s location, pick-up non-cash deposits from the customer and deliver those deposits to the bank. We feel our couriers serve as ambassadors for our bank and enhance our presence in the communities we serve.

Banking Technology

Because of the level of sophistication of our market, Crescent State Bank commenced operations with a full array of technology available for our customers. Our customers have the ability to perform on-line banking and bill paying, access on-line check images, make transfers, initiate wire transfer requests and stop payment orders of checks. We provide our customers with imaged check statements, thereby eliminating the cost of returning checks to customers and eliminating the clutter of canceled checks.

Strategy

Our strategy is three-fold: we are committed to achieving growth and performance through exceptional customer service and sound asset quality; we provide a comprehensive array of products and services; and we are able to adapt to a rapidly changing banking environment. We place the highest priority on providing professional, highly personalized service – it’s the driving force behind our business. Our de novo expansion strategy is to identify growth markets and expand into them, but only when we are able to retain the services of an experienced banker with extensive personal knowledge of that market.

Primary Market Area

Our market area includes the four contiguous counties of Wake, Johnston, Lee and Moore Counties. This area includes the State Capitol of Raleigh as well as the area known as Research Triangle Park, one of the nation’s leading technology centers. Our market area is home to several universities and institutions of higher learning, including North Carolina State University. The four counties comprising our market area have a diverse economy centered around state government, the academic community, the technology industry, the medical and pharmaceuticals sectors and the many small businesses that support these enterprises as well as the people that live and work in this area. According to the U.S. Census Bureau, the Raleigh-Durham-Chapel Hill Metropolitan Statistical Area, which includes the Town of Cary, had a population of approximately 1.3 million people in 2004. Lee and Moore Counties are located to the south of Raleigh in the region referred to as the Sandhills area, which is home to the towns of Pinehurst, Sanford and Southern Pines. The region’s economy benefits from an emphasis on the golf industry due to the many world class golf courses located in the vicinity and also from a growing retiree population drawn to the mild climate and recreational activities afforded by the Sandhills area.

Cary, the second largest city in Wake County and the seventh largest in North Carolina, has an estimated population of 108,000. The area has a very strong and diversified economy. The total population of Wake County is over 720,000. The total population of Johnston County is over 140,000. Moore County has an estimated population of 80,000 and Lee County has an estimated population of over 50,000. Our market area is served by several major highways, Interstates 40, 440 and 540, US 1, US 64, and NC 55. International, national, and regional airlines offer service from the Raleigh-Durham International Airport, which is less than five miles from Cary.

The population of our market area is relatively diverse, young and highly educated. As of 2000, over 60% of Cary’s population 25 years or older had at least a bachelor’s degree. This educational level is due to the number of higher education institutions located in our market area as well as the Research Triangle Park’s high technology employee base.

The economic strength of the area is also reflected by the per capita income, which as of the year 2000 for the Raleigh-Durham-Chapel Hill metropolitan statistical area was $24,698 compared to $20,307 for North Carolina. The median family income in the Raleigh-Durham-Chapel Hill metropolitan statistical area in 2000 was $59,405 compared to $46,335 for the State of North Carolina. Cary is home to the world’s largest privately held software company, SAS Institute, and it has attracted other world-class businesses including MCI, Siemens, American Airlines, Oxford University Press and Austin Foods. The Research Triangle Park houses major facilities of IBM, GlaxoSmithKline, Nortel, the U.S. Environmental Protection Agency, Quintiles and numerous other technology and bio-medical firms.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to early adoption of statewide branching. We compete in our market area with large regional and national banking organizations, other federally and state chartered financial institutions such as savings and loan institutions and credit unions, consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of our competitors have broader geographic markets and higher lending limits than we do and are also able to provide more services and make greater use of media advertising. All markets in which we have a banking office are also served by branches of the largest banks in North Carolina

For example, as of June 30, 2005 there are 210 offices of 22 different commercial banks in Wake County, 36 offices of 10 different commercial banks in Johnston County, 37 offices of 11 different commercial banks in Moore County and 19 offices of 8 different commercial banks in Lee County. While we typically do not compete directly for loans with larger banks, they do influence our deposit products. We do compete more directly with mid-size and small community banks that have offices in our market areas. There are also a number of new community banks in Wake and Durham Counties that have a direct competitive effect as borrowers tend to “shop” the terms of their loans and deposits.

The enactment of legislation authorizing interstate banking has led to increases in the size and financial resources of some of our competitors. In addition, as a result of interstate banking, out-of-state commercial banks have acquired North Carolina banks and heightened the competition among banks in North Carolina. For example, SunTrust Bank, Atlanta, Georgia, a large multi-state financial institution, has branches throughout North Carolina, including Wake County.

Despite the competition in our market areas, we believe that we have certain competitive advantages that distinguish us from our competition. We offer customers modern banking services without forsaking prompt, personal service and friendliness. We also have established a local advisory board in each of our communities to help us better understand their needs and to be “ambassadors” of the bank. It is our intention to further develop advisory boards as we expand into additional communities in our market area. We offer many personalized services and attract customers by being responsive and sensitive to their individualized needs. We believe our approach to business builds goodwill among our customers, stockholders, and the communities we serve that results in referrals from stockholders and satisfied customers. We also rely on traditional marketing to attract new customers. To enhance a positive image in the community, we support and participate in local events and our officers and directors serve on boards of local civic and charitable organizations.

Employees

At December 31, 2005, the Registrant employed 81 full-time and 18 part-time employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk- adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2005, the Bank was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 9.16% and 10.33%, respectively.

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

Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Improvement Act”), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. The FDIC Improvement Act provides for, among other things:

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

The merger or consolidation of the Bank with another bank, or the acquisition by the Registrant of assets of another bank, or the assumption of liability by the Registrant to pay any deposits in another bank, will require the prior written approval of the primary federal bank regulatory agency of the acquiring or surviving bank under the federal Bank Merger Act. The decision is based upon a consideration of statutory factors similar to those outlined above with respect to the Bank Holding Company Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the Bank Holding Company Act and/or the North Carolina Banking Commission may be required.

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

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders’ equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others. As of December 31, 2005, the Registrant was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 12.51% and 13.68%, respectively.

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

Interstate Branching

Under the Riegle-Neal Interstate Banking and Branching Act (the “Riegle-Neal Act”), the Federal Reserve Board may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. As of June 1, 1997, banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle Act. These mergers are also subject to similar aging and deposit concentration limits.

North Carolina “opted-in” to the provisions of the Riegle-Neal Act. Since July 1, 1995, an out-of-state bank that did not already maintain a branch in North Carolina was permitted to establish and maintain a de novo branch in North Carolina, or acquire a branch in North Carolina, if the laws of the home state of the out-of-state bank permit North Carolina banks to engage in the same activities in that state under substantially the same terms as permitted by North Carolina. Also, North Carolina banks may merge with out-of-state banks, and an out-of-state bank resulting from such an interstate merger transaction may maintain and operate the branches in North Carolina of a merged North Carolina bank, if the laws of the home state of the out-of-state bank involved in the interstate merger transaction permit interstate merger.

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant’s operations.

ITEM 1A – RISK FACTORS

We may not be able to maintain and manage our growth, which may adversely affect our results of operations and financial condition and the value of our common stock.

Our strategy has been to increase the size of our company by opening new offices and aggressively pursuing business development opportunities. We have grown rapidly since we commenced operations. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our growth strategy. There can be no assurance that our further expansion will be profitable or that we will continue to be able to sustain our historical rate of growth, either through internal growth or through successful expansion of our markets, or that we will be able to maintain capital sufficient to support our continued growth. If we grow too quickly, however, and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance. We may acquire other banks as a means to expand into new markets or to capture additional market share. We are unable to predict whether or when any prospective acquisitions will occur or the likelihood of completing an acquisition on favorable terms and conditions. Any acquisition involves certain risks including, but not limited to:

•	difficulties assimilating acquired operations and personnel;

•	potential disruptions of our ongoing business;

•	the diversion of resources and management time;

•	the possibility that uniform standards, controls, procedures and policies may not be maintained;

•	risks associated with entering new markets in which we have little or no experience;

•	the potential impairment of relationships with employees or customers as a result of changes in management;

•	difficulties in evaluating the historical or future financial performance of the acquired business; and

•	brand awareness issues related to the acquired assets or customers.

If we decide to make an acquisition, there can be no assurance that the acquired bank would perform as expected.

A decrease in interest rates could adversely impact our profitability.

Our results of operations may be significantly affected by the monetary and fiscal policies of the federal government and the regulatory policies of government authorities. A significant component of our earnings is our net interest income. Net interest income is the difference between income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits and our borrowings. Like many financial institutions, we are subject to the risk of fluctuations in interest rates. A significant decrease in interest rates could have a material adverse effect on our net income as we would expect the yields on our earning assets to decrease more quickly than the cost of our interest-bearing deposits and borrowings.

Our profitability depends significantly on economic conditions in our market area.

Our success depends to a large degree on the general economic conditions in Wake, Johnston, Moore and Lee Counties and adjoining markets, including the Research Triangle Park. The local economic conditions in these areas have a significant impact on the amount of loans that we make to our borrowers, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic condition caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect our financial condition and performance.

If we experience greater loan losses than anticipated, it will have an adverse effect on our net income.

While the risk of nonpayment of loans is inherent in banking, if we experience greater nonpayment levels than we anticipate, our earnings and overall financial condition, as well as the value of our common stock, could be adversely affected.

We cannot assure you that our monitoring procedures and policies will reduce certain lending risks or that our allowance for loan losses will be adequate to cover actual losses. In addition, as a result of the rapid growth in our loan portfolio, loan losses may be greater than management’s estimates of the appropriate level for the allowance. Loan losses can cause insolvency and failure of a financial institution and, in such an event, our shareholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect our profitability. Any loan losses will reduce the loan loss allowance. A reduction in the loan loss allowance will be restored by an increase in our provision for loan losses. This would reduce our earnings which could have an adverse effect on our stock price.

Liquidity is essential to our business and we rely, in part, on external sources to finance a significant portion of our operations.

Liquidity is essential to our business. Our liquidity could be substantially negatively affected by our inability to access secured lending markets, brokered deposit markets or raise funding in the long-term or short-term capital markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if the Federal Home Loan Bank (FHLB) or the deposit brokers develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we suffer a decline in the level of our business activity, regulatory authorities take significant action against us, or we discover employee misconduct or illegal activity, among other things. If we were unable to raise funds using the methods described above, we would likely need to liquidate unencumbered assets, such as our investment and loan portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our operations.

Our ability to retain and attract qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Our people are our most important resource and competition for qualified employees is intense. In order to attract and retain qualified employees, we must compensate such employees at market levels. Those levels have caused employee compensation to be our greatest expense as compensation is highly variable and moves with performance. If we are unable to continue to attract and retain qualified employees, or if compensation costs required to attract and retain employees become more expensive, our performance, including our competitive position, could be materially adversely affected.

New or acquired bank office facilities and other facilities may not be profitable.

We may not be able to identify profitable locations for new bank offices and the costs to start up new bank office facilities or to acquire existing bank offices, and the additional costs to operate these facilities, may increase our noninterest expense and decrease earnings in the short term. If offices of other banks become available for sale, we may acquire those offices. It may be difficult to adequately and profitably manage our growth through the establishment or purchase of bank offices. In addition, we can provide no assurance that any such offices will successfully attract enough deposits to offset the expenses of their operation.

We are subject to operational risk and an operational failure could materially adversely affect our businesses.

Operational risk refers to the risk of loss arising from inadequate or failed internal processes, people and/or systems. Operational risk also refers to the risk that external events, such as external changes (e.g., natural disasters, terrorist attacks and/or health epidemics), failures or frauds, will result in losses to our businesses.

Our business is highly dependent on our ability to process, on a daily basis, a large number of transactions and the transactions we process have become increasingly complex. We perform the functions required to operate our business either by ourselves or through agreements with third parties. We rely on the ability of our employees, our internal systems and systems at technology centers operated by third parties to process high numbers of transactions. In the event of a breakdown or improper operation of our or third-party’s systems or improper action by third parties or employees, we could suffer financial loss, an impairment to our liquidity, a disruption of our businesses, regulatory sanctions and damage to our reputation.

In order to be profitable, we must compete successfully with other financial institutions which have greater resources and capabilities than we do.

The banking business in North Carolina in general, and in the Triangle area in particular, which is part of our market area, is extremely competitive. Most of our competitors are larger and have greater resources than we do and have been in existence a longer period of time. We will have to overcome historical bank-customer relationships to attract customers away from our competition. We compete with the following types of institutions:

- other commercial banks - savings banks - thrifts - credit unions - consumer finance companies	- securities brokerage firms - mortgage brokers - insurance companies - mutual funds - trust companies

Some of our competitors are not regulated as extensively as we are and, therefore, may have greater flexibility in competing for business. Some of these competitors are subject to similar regulation but have the advantages of larger established customer bases, higher lending limits, extensive branch networks, numerous automated teller machines, greater advertising-marketing budgets or other factors.

Our legal lending limit is determined by law. The size of the loans which we offer to our customers may be less than the size of the loans that larger competitors are able to offer. This limit may affect to some degree our success in establishing relationships with the larger businesses in our market.

Our securities are not FDIC insured.

Our common stock is not a savings or deposit account or other obligation of the bank, and is not insured by the Federal Deposit Insurance Corporation or any other governmental agency and is subject to investment risk, including the possible loss of principal.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

The following table sets forth the location of the Registrant’s main office and branch offices, as well as certain information relating to these offices to date.

Office Locations	Year Opened	Approximate Square Footage	Owned or Leased
Main Office 1005 High House Road Cary, NC	2000	8,100	Leased

Cary Office 1155 Kildaire Farm Road Cary, NC	1998	2,960	Leased

Apex Office 303 South Salem Street Apex, NC	1999	3,500	Leased

Clayton Office 315 East Main Street Clayton, NC	2000	2,990	Leased

Holly Springs Office 700 Holly Springs Road Holly Springs, NC	2003	3,500	Owned

Pinehurst Office 211-M Central Park Avenue Pinehurst, NC	2003	2,850	Leased

Southern Pines Office 185 Morganton Road Southern Pines, NC	2003	3,500	Leased

Sanford Office 870 Spring Lane Sanford, NC	2004	3,500	Structure owned with ground lease

Garner Office 574 Village Court Garner, NC	2005	1,960	Leased

Raleigh Loan Production Office 4601 Six Forks Road Raleigh, NC	2005	2,439	Leased

Falls of Neuse Office 6408 Falls of Neuse Road Raleigh, NC (opening second quarter 2006)	2006	2,442	Owned

Operations Location	Year Opened	Approximate Square Footage	Owned or Leased
206 High House Road Cary, NC	2005	12,535	Leased

The total net book value of the Company’s real property used for business purposes, furniture, fixtures, and equipment on December 31, 2005 was $4,844,056. All properties are considered by Company management to be in good condition and adequately covered by insurance.

ITEM 3 - LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject other than routine litigation that is incidental to its business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the fourth quarter of 2005.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s stock is listed on the NASDAQ National Market under the symbol “CRFN.” There were 5,026,394 shares outstanding at December 31, 2005 owned by approximately 2,600 shareholders. The table below lists the high and low prices at which trades were completed during each quarter for the last two years. The Company’s stock is considered thinly traded with only a few thousand shares traded, on average, per day. We do not expect to pay cash dividends on our common stock in the foreseeable future, as we intend to retain earnings in order to provide the capital necessary to fund our growth strategy.

	Low (1)	High (1)
January 1, 2004 to March 31, 2004	$9.80	$13.22
April 1, 2004 to June 30, 2004	10.35	13.07
July 1, 2004 to September 30, 2004	10.71	12.17
October 1, 2004 to December 31, 2004	11.31	13.38
January 1, 2005 to March 31, 2005	12.71	14.74
April 1, 2005 to June 30, 2005	14.62	17.25
July 1, 2005 to September 30, 2005	15.61	17.05
October 1, 2005 to December 31, 2005	14.76	17.00

(1)	The 2004 prices quoted above have been adjusted to reflect the effect of the 15% stock dividend paid in 2005 and a 20% stock dividend in 2004.

See Item 12 of this Report for disclosure regarding securities authorized for issuance under equity compensation plans.

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Summary of Operations
Interest income	$22,827	$15,896	$10,950	$8,556	$7,163
Interest expense	8,872	5,466	3,749	3,189	3,401

Net interest income	13,955	10,430	7,201	5,367	3,762
Provision for loan losses	807	736	551	689	502

Net interest income after the provision for loan losses	13,148	9,694	6,650	4,678	3,259
Non-interest income	2,417	2,342	1,645	768	489
Non-interest expense	10,762	8,531	5,767	4,124	3,442

Income before income taxes	4,803	3,505	2,528	1,322	307
Income taxes	1,659	1,172	873	94	—

Net income	3,144	2,333	1,655	1,228	307

Per Share and Shares Outstanding(1)
Net income, basic(2)	$0.74	$0.57	$0.46	$0.45	$0.13
Net income, diluted(2)	$0.70	$0.54	$0.44	$0.44	$0.13
Book value at end of period	$8.25	$6.53	$5.98	$5.21	$4.54
Tangible book value	$7.50	$5.61	$5.04	$5.21	$4.54
Weighted average shares outstanding:
Basic	4,270,664	4,068,351	3,603,275	2,705,917	2,302,289
Diluted	4,492,053	4,282,838	3,734,906	2,784,023	2,302,289
Shares outstanding at period end	5,026,394	4,101,922	4,035,712	3,401,336	2,302,289

Balance Sheet Data
Total assets	$410,788	$331,227	$273,714	$182,005	$129,174
Total investments(3)	57,752	54,935	38,383	45,559	37,991
Total loans, net	323,971	253,793	213,442	123,962	79,458
Total deposits	322,081	273,649	218,615	153,105	113,155
Borrowings	45,212	29,555	29,003	10,000	5,000
Stockholders’ equity	41,457	26,777	24,150	17,732	10,450

Selected Performance Ratios
Return on average assets	0.84%	0.76%	0.79%	0.85%	0.31%
Return on average stockholders’ equity	10.34%	9.14%	8.25%	9.31%	2.97%
Net interest spread(4)	3.51%	3.26%	3.09%	3.18%	3.01%
Net interest margin(5)	3.94%	3.61%	3.64%	3.87%	3.98%
Non-interest income as a percentage of total revenue(6)	14.76%	18.34%	18.60%	12.52%	11.50%
Non-interest income as a percentage of average assets	0.64%	0.76%	0.78%	0.53%	0.50%
Non-interest expense to average assets	2.86%	2.76%	2.75%	2.85%	3.49%
Efficiency ratio(7)	65.73%	66.79%	65.19%	67.22%	80.97%
Average stockholders’ equity to average total assets	8.08%	8.27%	9.55%	9.13%	10.47%

Asset Quality Ratios
Net charge-offs to average loans outstanding	0.04%	0.15%	0.05%	0.09%	0.03%
Allowance for loan losses to period end loans	1.33%	1.42%	1.52%	1.36%	1.38%
Allowance for loan losses to non- performing loans	16,960%	73,360%	2,078%	NM	260%
Non-performing loans to period end loans	0.01%	0.00%	0.07%	0.00%	0.53%
Non-performing assets to total assets(8)	0.01%	0.09%	0.29%	0.00%	0.33%

Capital Ratios
Total risk-based capital ratio	13.68%	11.61%	12.95%	13.23%	10.67%
Tier 1 risk-based capital ratio	12.51%	10.38%	11.70%	12.04%	11.83%
Leverage ratio	11.51%	9.49%	10.63%	10.08%	8.87%
Equity to assets ratio	10.09%	8.08%	8.82%	9.74%	8.09%

Other Data
Number of full-service banking offices	9	8	7	5	4
Number of full-time equivalent employees	90	78	64	37	31

(1)	Adjusted to reflect the effect of the stock splits effected in the form of a 15% stock dividend in 2005, a 20% stock dividend in 2004, a 15% stock dividend in 2003 and 12.5% stock dividends in each of 2002 and 2001.

(2)	Computed based on the weighted average number of shares outstanding during each period.
(3)	Consists of interest-earning deposits, federal funds sold, investment securities and FHLB stock.
(4)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.
(6)	Total revenue consists of net interest income and non-interest income.
(7)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.
(8)	Non-performing assets consist of non-accrual loans, restructured loans, and foreclosed assets, where applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (“Crescent” or the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the years ended December 31, 2005 and 2004. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis.

The following discussion and analysis contains the consolidated financial results for the Company, and the Bank for the years ended December 31, 2005 and 2004. Effective October 1, 2004, the Company discontinued the consolidation of Crescent Financial Capital Trust I and began reporting the junior subordinated debentures that the Company issued in exchange for the proceeds that resulted from the issuance of the trust preferred securities. The trust preferred securities that were previously reported and the junior subordinated debentures that were reported effective October 1, 2004, are classified as long-term debt obligations. The impact of this change did not have a material effect on the consolidated financial statements. Except for the accounting treatment, the relationship between the Company and Crescent Financial Capital Trust I has not changed. Crescent Financial Capital Trust I continues to be a wholly owned subsidiary of the Company and the full and unconditional guarantee of the Company for the repayment of the trust preferred securities remains in effect. The financial statements presented contain the consolidation of Crescent Financial Corporation and Crescent State Bank only, the Company and its consolidated subsidiary are collectively referred to herein as the Company unless otherwise noted.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2005 AND 2004

The Company reported total assets of $410.8 million at December 31, 2005, reflecting a $79.6 million or 24% increase over total assets of $331.2 at December 31, 2004. At December 31, 2005 total earning assets increased by 24% or $73.7 million growing to $386.1 million from $312.4 million at December 31, 2004. Earning assets at December 31, 2005 consisted of $328.3 million in gross loans, $57.7 million in investment securities and Federal Home Loan Bank (FHLB) stock and $69,000 in overnight investments. Total liabilities increased by 21% or $68.9 million from $304.4 million at December 31, 2004 to $369.3 million at year-end 2005. Due to the completion of a public offering in the fourth quarter, the exercise of vested stock options and net income for the twelve-month period, total stockholders’ equity increased 55% or $14.7 million from $26.8 million to $41.5 million.

Loans comprise the largest portion of our earning assets and experienced significant growth during the year. Gross loans increased by $70.9 million or 28% growing from $257.5 million at December 31, 2004 to $328.3 million at December 31, 2005. Most loan categories experienced net growth during the twelve-month period. The commercial mortgage loan category experienced the most significant net growth both in terms of dollars and percentage increase growing $52.2 million or 43% from $121.5 million to $173.7 million. Net growth in other loan categories, presented in order of dollar growth, were as follows: construction loans increased by $7.6 million or 20% from $38.8 million to $46.4 million, commercial and industrial loans increased by $4.0 million or 8% from $48.7 million to $52.7 million, home equity lines and loans increased by $3.9 million or 13% from $31.0 million to $34.9 million and residential mortgage loans increased by $3.3 million or 28% from $11.6 million to $14.9 million. The consumer loan portfolio declined by 3% or $0.2 million during the year to close at $5.7 million.

The composition of the loan portfolio, by category, as of December 31, 2005 is as follows: 53% commercial mortgage loans, 16% commercial and industrial loans, 14% construction loans, 11% home equity loans and lines of credit, 4% residential mortgage loans and 2% consumer loans. The composition of the loan portfolio, by category, as of December 31, 2004 was as follows: 47% commercial mortgage loans, 19% commercial and industrial loans, 15% construction loans, 12% home equity loans and lines of credit, 5% residential mortgage loans and 2% consumer loans. We believe the sharp increase in commercial mortgage loans resulted from pent up demand as the economy moved from a period of weakness (January 2002 through June 2004) to a period of more robust business expansion. Additionally, although we experienced a rising interest rate environment throughout 2005, intermediate to long-term interest rates were held at very attractive levels from a borrower’s perspective.

We track each loan we originate using the North American Industry Classification System (NAICS) code. Through the use of this code, we can monitor those industries for which we have a significant concentration of exposure. At December 31, 2005, there were two industry codes for which our concentration exposure exceeded 10% of the total loan portfolio. Loans to investors who lease non-residential buildings comprised 26% of our loan portfolio and loans to builders for land subdivision comprised 12% of the loan portfolio.

The allowance for loan losses was $4.4 million or 1.33% of total outstanding loans at December 31, 2005 compared with $3.7 million or 1.42% of total outstanding loans at December 31, 2004. The credit quality of Crescent’s loan portfolio remains high. At December 31, 2005, there were three loans totaling approximately $26,000 in non-accrual status. The percentage of non-performing loans to total loans at December 31, 2005 was 0.01%. There were seven loans aggregating $404,000 that were 30 days or more past due. There were no loans past due 90 days or more and still accruing interest at December 31, 2005. At December 31, 2004, there were two loans totaling approximately $5,000 in non-accrual status. Non-performing loans to total loans, expressed as a percentage, at December 31, 2004 was less than 0.01%. In addition to the two loans in non-accrual status, there were seven loans totaling approximately $434,000 that were 30 days or more past due. There were no loans 90 days or more past due and still accruing interest. See the section entitled “Non Performing Assets” for more details.

The amortized cost and fair market value of the Company’s investment securities portfolio at December 31, 2005 were $56.7 million and $55.5 million, respectively. All investments are accounted for as available for sale under Financial Accounting Standards Board (“FASB”) No. 115 and are presented at their fair market value. The portfolio experienced a net increase of $2.1 million or 4% compared with $53.4 million at December 31, 2004. The Company’s investment in debt securities at December 31, 2005, consisted of U.S. Government agency securities, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBSs), municipal bonds and a trust preferred stock issue. Increases in the portfolio during 2005 were attributed to purchases of $13.5 million. Activities resulting in portfolio decreases included $6.4 million in principal re-payments on CMOs and MBSs, $3.8 million in sales of securities available for sale, $1.1 million decline in the fair market value of the portfolio and $82,000 in net premium amortization. The Company also owned $2.1 million of Federal Home Loan Bank stock at December 31, 2005 compared with $1.5 million at December 31, 2004.

Interest-earning deposits held at correspondent banks increased by $25,000 from $43,000 at December 31, 2004 to $68,000 at December 31, 2005. Funds held in interest-earning deposit accounts result primarily from the receipt of principal and interest from the investment portfolio. As funds accumulate, they are reinvested in investment securities.

Non-interest earning assets totaled $29.1 million at December 31, 2005 increasing by $6.6 million or 29% compared with $22.5 million at the prior year end. The largest increase was in cash and due from banks which grew by $3.8 million from $5.6 million to $9.4 million. Cash and due from banks includes cash on hand in branches and amounts represented by checks in the process of being collected through the Federal Reserve payment system. These checks were not yet collected and therefore could not be invested overnight. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statements of Cash Flows. Total premises and equipment at December 31, 2005 was $4.8 million compared with $3.0 million the prior year. The $1.8 million net increase resulted from $2.4 million in new purchases less $613,000 of depreciation. The value of bank owned life insurance increased by $200,000 from $5.3 million to $5.5 million. Accrued interest receivable increased by $549,000 due to the higher volume of earning assets and the rising interest rate environment. Other assets increased by $457,000 primarily due to an increase in the deferred tax asset associated with available for sale securities. Goodwill was unchanged at $3.6 million and was not impaired at December 31, 2005.

Between December 31, 2004 and December 31, 2005, total deposits increased by $48.4 million or 18%. All deposit categories experienced increases during the past twelve months. Time deposits increased the most growing by $24.5 million from $153.7 million to $178.2 million. Increases in other deposit categories included $12.5 million in money market balances growing from $33.3 million to $45.8 million, $6.3 million in savings account balances growing to $9.4 million, $4.0 million in non-interest bearing demand growing to $46.8 million and $1.1 million in interest bearing demand growing to $41.9 million. The small increase in the interest bearing demand category is in part due to the migration of funds to other deposit types within the bank.

We have historically offered a relationship-based interest-bearing checking account that paid an above average market rate. During the period between September 2001 and June 2004 when interest rates were declining, the rate of interest on the relationship-based interest bearing account was higher than the money market and savings rates. As a result, customers shifted funds out of money market accounts into the interest-bearing checking account. During the current period of rising interest rates, the rates paid on money market and savings accounts have risen to levels exceeding the relationship-based account. As a result, money has shifted back into the higher paying money market accounts.

The Bank maintains a number of deposit relationships with real estate settlement attorneys. Balances in these escrow accounts can fluctuate significantly based on the amount of mortgage loan activity. At December 31, 2005, the aggregate balance in the real estate settlement accounts was $13.7 million compared to $12.1 million at December 31, 2004.

The composition of the deposit base, by category, at December 31, 2005 was as follows: 55% in time deposits, 15% in non interest-bearing demand deposits, 14% in money market deposits, 13% in interest-bearing demand deposits and 3% in savings deposits. The composition of the deposit base, by category, at December 31, 2004 was as follows: 56% in time deposits, 16% in non interest-bearing demand deposits, 15% in interest-bearing demand deposits, 12% in money market deposits and 1% in savings deposits. The increase in interest rates on the money market and savings account categories helped fuel the increase in their total percentage of deposits to 17% from 13% for the prior year.

At December 31, 2005 the Company had $118.5 million in time deposits of $100,000 or more compared to $97.5 million at December 31, 2004. The Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds that do not need to be collateralized like Federal Home Loan Bank borrowings. The Company expects to utilize the brokered deposit market in the future. Brokered deposits at December 31, 2005 were $68.0 million compared to $49.5 million at December 31, 2004.

Total borrowings increased by 53% from $29.6 million at December 31, 2004 to $45.2 million at December 31, 2005. Borrowings at December 31, 2005 consisted of $22.0 million in long-term FHLB advances, $10.0 million in short-term FHLB advances, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary, $4.8 million in Federal funds purchased from a correspondent bank and $185,000 in securities sold under a repurchase agreement. The adoption of FASB Interpretation Number (FIN) 46, Consolidation of Variable Interest Equities, resulted in the deconsolidation of the trust subsidiary, Crescent Financial Capital Trust I (“Trust”), formed for the purpose of issuing trust preferred securities. As a result, the subordinated debt issued to the Trust for the proceeds of the trust preferred securities is included in long-term debt. At December 31, 2004, the Company had $20.0 million in long-term FHLB advances, $8.2 million in outstanding trust preferred securities, $937,000 in short-term Federal funds purchased from a correspondent bank and $370,000 in securities sold under a repurchase agreement. Securities sold under repurchase agreements generally mature within one to four days from the transaction date.

Accrued expenses and other liabilities increased by $792,000 to $2.0 million at December 31, 2005 compared with $1.2 million at December 31, 2004. The increase is due to higher levels of accrued interest and accrued operating expenses.

Total stockholders’ equity increased by $14.7 million between December 31, 2004 and December 31, 2005. The increase was the net result of $11.6 million in net proceeds from the issuance of new stock, net income for the year of $3.1 million, plus $593,000 in additional capital from the exercise of stock options less a $675,000 decline in the after-tax value of investment securities.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Net Income. For the year ended December 31, 2005, the Company reported an increase in net income of 35% to $3.1 million compared to $2.3 million for the year ended December 31, 2004. Net income per diluted share increased 30% to $0.70 compared to $0.54 for the prior year period. The percentage increase in earnings per share did not mirror that of the increase in net income primarily due to the sale of 848,000 additional shares of stock during the fourth quarter of 2005. Per share data for 2004 data has been adjusted for the 15% stock split effected as a stock dividend payable on April 27, 2005 to shareholders of record on April 14, 2005. Returns on average assets and average equity were 0.84% and 10.34%, respectively, for the year ended December 31, 2005 compared to 0.76% and 9.14% for the prior year period.

Net Interest Income. Net interest income was $14.0 million for the current year compared to $10.4 million for the prior year. The 34% increase in net interest income was due primarily to significant growth in average earning assets and the rising interest rate environment.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the year ended December 31, 2005 was 3.94% compared to 3.61% for the prior year. The average yield on earning assets for the current period was 6.45% compared to 5.51% from the year ended December 31, 2004, and the average cost of interest-bearing funds was 2.94% compared to 2.24%. The interest rate spread widened from 3.26% to 3.51% and we became more reliant on interest-bearing funds as the ratio of average interest-earning assets to average interest-bearing liabilities declined from 118.42% at December 31, 2004 to 117.15% at December 31, 2005.

Between July 1, 2004 and December 31, 2005, the Federal Reserve (the “Fed”) increased short-term interest rates thirteen times for a total of 325 basis points. Initially the increases were designed to achieve a more neutral monetary policy than had existed during the thirty months prior to June 30, 2004, and more recent increases were aimed at controlling certain perceived inflationary pressures in the economy. Approximately 61% of the Company’s loan portfolio carries variable rate pricing based on the Prime lending rate or LIBOR (London Inter Bank Offering Rate). While the current rate environment has resulted in an increase in the net interest margin, the magnitude of the increase has been less than we would have anticipated. Despite the sharp increase in the short-term interest rates, intermediate and long-term rates have not risen to the same extent. This has resulted in a flattening of the interest rate yield curve. Of the $70.9 million increase in net loan growth since December 31, 2004, $52.2 million has come in the commercial real estate category. Due to the nature of the collateral and the competitive marketplace, this type of loan typically receives very favorable fixed-rate pricing based on the intermediate to long end of the yield curve. Therefore, interest rates on new commercial real estate loans are not 325 basis points higher, but rather only slightly higher than loans made a year ago. The volume of new loan originations has outpaced the generation of lower cost core deposits causing the Company to rely more heavily on borrowed funds and brokered certificates of deposit resulting in the cost of funds to increase at a higher rate than we would have anticipated. The Company should continue to experience marginal benefit from a moderately rising rate environment. If rates stabilize or begin to trend downward, other things being equal, we will begin to experience some margin compression.

Total average interest earning assets were $353.9 million for the year ended December 31, 2005, increasing by $65.2 million or 23% when compared to an average of $288.7 million for the year ended December 31, 2004. Increases in average balances by earning asset category are as follows: average loans increased by $56.7 million or 24% from $240.3 million for 2004 to $297.0 million for 2005, investment securities grew by $10.8 million or 24% from $44.5 million for 2004 to $55.3 million for 2005 and Federal funds sold and other earning assets declined from $3.9 million in 2004 to $1.5 million for 2005. Total average interest-bearing liabilities increased by $58.3 million with interest-bearing deposits increasing by $37.6 million or 17% and borrowings increasing by $45.8 million.

Total interest income for 2005 increased by $6.9 million to $22.8 million compared to $15.9 million for the prior year. The increase was the result of a $4.1 million improvement from increased earning asset levels and a $2.8 million increase due to the rising interest rate environment. Total interest expense grew by $3.4 million attributed to a $1.8 million increase from higher interest bearing liability volumes and $1.6 million due to higher interest rates.

Provision for Loan Losses. The Company’s provision for loan losses for 2005 was $807,000 compared to $736,000 recorded in the prior year. The increase in the loan loss provision was due to the increase in net loan growth and a reduction in the dollar amount of loans charged-off. The loan portfolio grew by $70.9 million during 2005 compared with $40.7 million in 2004 and net charge-offs for 2005 were $124,000 compared to $372,000 during the prior year. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. While net growth in the loan portfolio is the primary driver in determining the loan loss provision, there are other factors which are more fully discussed under the section entitled “Analysis of Allowance for Loan Losses.”

Non-Interest Income. Non-interest income increased by $193,000 or 9% to $2.4 million for 2005 compared to $2.3 million for the prior year period. The largest components of non-interest income in 2005 were $870,000 in customer service fees, $755,000 in mortgage loan origination, $226,000 in earnings on cash value of bank owned life insurance and $175,000 in service charges and fees on deposit accounts. For the year ended December 31, 2004, the largest components of non-interest income included $689,000 in customer service fees, $643,000 in mortgage loan origination, $235,000 in earnings on cash value of life insurance and $187,000 in service charges and fees on deposit accounts. During 2004, the Company had a membership interest in a mortgage loan origination company and received $287,000 in income distributions. Additionally, when the membership interest was sold during the fourth quarter of 2004, a $118,000 gain on investment was recognized. Earnings on cash value of life insurance fell slightly due to a deceased crediting rate and service charges declined because of the increase in the earnings credit applied to commercial account balances to offset hard service charges. The Company recognized $16,000 in losses on the disposition of available for sale investment securities in 2005.

Non-Interest Expenses. Non-interest expenses were $10.8 million for the twelve-month period ended December 31, 2005 compared to $8.5 million for the prior year period. The $2.2 million or 26% increase reflects the continuing efforts to expand the Company’s infrastructure and branch network. Of the $2.2 million increase, $1.8 million was in personnel, occupancy and data processing which are the areas most impacted by the branch network and infrastructure improvements.

Total compensation for the year ended December 31, 2005 was $5.9 million reflecting a 34% increase when compared to $4.4 million for the year ended December 31, 2004. As of December 31, 2005, the Company employs 90 full-time equivalent employees (81 full-time and 18 part-time) in nine full-service branch offices, one loan production office and various administrative support departments. In comparison, at December 31, 2004, the Company employed 76 full-time equivalent employees (68 full-time and 15 part-time) in eight full-service branch offices and various administrative support departments.

Occupancy expenses were $1.7 million for 2005 compared to $1.5 million in 2004 increasing by $212,000 or 14%. During 2005, the Company opened an operations facility, one new full-service office, one loan production office and converted one office from a temporary branch location into a permanent building. In 2004, the Company operated seven full-service branch locations for the entire year and one branch for the final two months. The Company expects to open a full-service branch office in Raleigh, North Carolina during the second quarter of 2006. Additional expansion opportunities will be explored as we identify the bankers of choice in other communities.

Data processing expenses were $648,000 for 2005 compared to $549,000 for the prior year. The 18% increase was due to growth in account volumes, contractual increases in data processing costs and the additional data line expenses for the new offices. Because data processing expense is tied closely to transaction and account volumes, these expenses should increase as the Company continues to grow.

Professional fees and services totaled $712,000 in 2005, up $146,000 or 26% over the $566,000 for 2004. The largest components of professional fees and services were directors’ fees, legal expenses, and accounting and audit expenses. In anticipation of needing to comply with the provisions of Sarbanes-Oxley Section 404, the Company spent approximately $80,000 documenting and sample testing various major control processes related to financial reporting. The parameters and timing to implement Sarbanes-Oxley Section 404 have changed several times and the Company was not required, as of December 31, 2005, to provide management’s written assessment of the adequacy of its internal controls over financial reporting. Although the final rules of the legislation have not yet been released, the Company is proceeding as though we will need to be compliant at December 31, 2006. The amount budgeted for Sarbanes-Oxley compliance is approximately $120,000.

The total of all other non-interest expenses for the year ended December 31, 2005 was $1.8 million compared to $1.5 million for the prior year. The increase was primarily the result of the Company’s continued growth. The largest components of other non-interest expenses include office supplies and printing, advertising, and loan related fees. Management expects that as the Company continues to expand, expenses associated with these categories will increase.

Provision for Income Taxes. For 2005, the Company’s provision for income taxes was $1.7 million compared to $1.2 million for the prior year. The effective tax rates for 2005 and 2004 were 34.5% and 33.4%, respectively. The effective tax rate increased because the percentage of total income attributable to tax exempt sources declined as compared with the prior year period.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Net Income. Net income for the year ended December 31, 2004 was $2.3 million or $0.57 per basic share and $0.54 per diluted share compared with net income of $1.7 million or $0.46 per basic share and $0.44 per diluted share for the year ended December 31, 2003. The 2004 and 2003 per share data have been adjusted for the 15% stock split effected as a stock dividend payable on April 27, 2005 to shareholders of record on April 14, 2005. Return on average assets was 0.76% and 0.79% for the years ended December 31, 2004 and 2003, respectively. Return on average equity for the year ended December 31, 2004 was 9.14% compared to 8.25% for the prior period.

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

Total average interest earning assets were $288.7 million for the year ended December 31, 2004, increasing by $90.6 million or 46% when compared to an average of $198.1 million for the year ended December 31, 2003. Average loans outstanding increased by $80.2 million or 50% from $160.1 million for 2003 to $240.3 million for 2004. The average balance of investment securities grew by $14.4 million or 48% from $30.1 million for 2003 to $44.5 million for 2004. The average balance of Federal funds sold and other earning assets declined from $7.8 million in 2003 to $3.9 million for 2004. Total average interest-bearing liabilities increased by $90.1 million with interest-bearing deposits increasing by $138.9 million or 57% and borrowings increasing by $11.2 million or 75%.

Total interest income increased by $4.9 million for 2004 compared to 2003. This increase was the net result of a $5.2 million increase in interest income due to growth in earning assets and a $284,000 decrease in interest income due to the decline in yield. Total interest expense increased by $1.7 million. Interest expense increased by $2.2 million due to growth in interest-bearing funds and declined by $514,000 due to the decrease in the cost of interest-bearing liabilities.

Provision for Loan Losses. The Company’s provision for loan losses for 2004 was $736,000 compared to $551,000 recorded in the prior year. The increase in the loan loss provision was due primarily to the increase in organic loan growth in 2004 as compared with 2003. The loan portfolio grew by $40.7 million during 2004 compared with $91.1 million in 2003. However, $57.9 million of the $91.1 million in 2003 growth was acquired in the merger with Centennial Bank leaving approximately $33.2 million in net organic growth. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. While net growth in the loan portfolio is the primary driver in determining the loan loss provision, there are other factors more fully discussed under the section entitled “Analysis of Allowance for Loan Losses.”

Non-Interest Income. Non-interest income increased by $697,000 or 42% to $2.3 million for 2004 compared to $1.6 million for the prior year period. The largest components of non-interest income in 2004 were $689,000 in customer service fees, $643,000 in mortgage loan origination and other loan related fees, $287,000 in distributions from our investment in a mortgage origination company, $235,000 in earnings on cash value of bank owned life insurance and $187,000 in service charges and fees on deposit accounts. During 2004, the Company sold its membership interest in a mortgage origination company and recognized a gain on the sale of $118,000. Going forward, the Company will no longer receive distributions of dividends from the mortgage origination company. Management continues to pursue opportunities to increase non-interest income.

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

Salaries and benefits expense was $4.4 million for the year ended December 31, 2004, representing a $1.4 million or 48% increase over the $3.0 million recorded for the prior year. Prior to the acquisition of Centennial Bank in August 2003, the Company had approximately 40 full-time equivalent employees. The Centennial acquisition added another 15 full-time equivalent employees to the payroll for the final four months of 2003. As of December 31, 2004, Crescent employed 76 full-time equivalent employees in eight branch locations and various administrative support departments.

Occupancy expenses increased by $481,000 or 47% to $1.5 million for 2004 compared with $1.0 million in 2003. In 2004, the Company operated seven full-service branch locations for the entire year and one branch for the final two months. During 2003, five full-service branch offices operated all year and two operated for the final four months. In April 2005, the Company moved the accounting, loan administration and branch administration functions into 10,000 square feet of leased space in Cary, NC. The space provides much needed infrastructure to support the Company’s expansion into the foreseeable future. The Company plans to continue to identify new markets that enhance and complement the current franchise. Management believes that occupancy expenses will increase in the near-term as the Company pursues growth in accordance with its strategic plan.

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

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following table sets forth information relating to average balances of the Company’s assets and liabilities for the years ended December 31, 2005, 2004 and 2003. The table reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the table, non-accrual loans are included in the average loan balance.

	For the Years Ended December 31,
	2005			2004			2003
	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
	(Dollars in thousands)
Interest-earning assets:
Loan portfolio	$297,045	$20,456	6.89%	$240,346	$14,024	5.83%	$160,134	$9,546	5.96%
Investment securities	55,285	2,323	4.20%	44,469	1,825	4.10%	30,141	1,321	4.38%
Federal funds and other interest-earning assets	1,531	47	3.07%	3,862	47	1.22%	7,816	83	1.06%

Total interest-earning assets	353,861	22,826	6.45%	288,677	15,896	5.51%	198,091	10,950	5.53%

Non-interest-earning assets	22,465			19,890			11,936

Total assets	$376,326			$308,567			$210,027

Interest-bearing liabilities:
Deposits:
Interest-bearing NOW	$39,609	416	1.05%	$40,931	323	0.79%	$31,340	295	0.94%
Money market and savings	46,500	985	2.12%	34,295	392	1.14%	24,133	318	1.32%
Time deposits	169,099	5,483	3.24%	142,406	3,716	2.61%	83,211	2,534	3.05%
Short-term borrowings	12,239	475	3.88%	1,318	48	3.64%	757	19	2.51%
Long-term debt	34,626	1,513	4.37%	24,824	987	3.98%	14,186	583	4.11%

Total interest-bearing liabilities	302,073	8,872	2.94%	243,774	5,466	2.24%	153,627	3,749	2.44%

Other liabilities	43,843			39,279			36,351

Total liabilities	345,916			283,053			189,978
Stockholders’ equity	30,410			25,514			20,049

Total liabilities and stockholders’ equity	$376,326			$308,567			$210,027

Net interest income and interest rate spread		$13,954	3.51%		$10,430	3.26%		$7,201	3.09%

Net interest margin			3.94%			3.61%			3.64%

Ratio of average interest-earning assets to average interest- bearing liabilities	117.15%			118.42%			128.94%

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

	Year Ended December 31, 2005 vs. 2004			Year Ended December 31, 2004 vs. 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loan portfolio	$3,646	$2,786	$6,432	$4,690	$(212)	$4,478
Investment securities	453	45	498	593	(89)	504
Federal funds and other interest-earning assets	—	—	—	(53)	17	(36)

Total interest income	4,099	2,831	6,930	5,230	(284)	4,946

Interest expense:
Deposits:
Interest-bearing NOW	(10)	103	93	80	(52)	28
Money market and savings	175	418	593	117	(43)	74
Time deposits	771	996	1,767	1,591	(409)	1,182
Short-term borrowings	424	3	427	17	12	29
Long-term debt	420	106	526	423	(19)	404

Total interest expense	1,780	1,626	3,406	2,228	(511)	1,717

Net interest income increase (decrease)	$2,319	$1,205	$3,524	$3,002	$227	$3,229

NONPERFORMING ASSETS

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan in nonaccrual status. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At December 31, 2005, we identified four loans in the aggregate amount of $263,000 as potential problem loans. The loans possess certain unfavorable characteristics which cause management some concern. These loans will continue to be closely monitored. At December 31, 2004 there was one loan in the amount of $99,000 that had been identified as a potential problem.

At December 31, 2005, there was one foreclosed property valued at $22,000 and three nonaccrual loans totaling $26,000. Foreclosed property is valued at the lower of appraised value or the outstanding loan balance. Interest foregone on nonaccrual loans for the twelve-month period ended December 31, 2005 was approximately $5,300. At December 31, 2004 there was one foreclosed property valued at $245,000 and two loans in nonaccrual status totaling $5,000. We recognized a $2,000 loss on the disposition of the foreclosed property. Interest foregone on nonaccrual loans for the prior year period was approximately $9,000. There were no loans at December 31, 2005 or 2004 that were 90 days or more past due and still accruing interest. There were two repossessed vehicles at December 31, 2004 valued at $48,000. We recognized an $8,200 aggregate loss on the disposition of the vehicles.

The table sets forth, for the period indicated, information about our nonaccrual loans, loans past due 90 days or more and still accruing interest, total nonperforming loans (nonaccrual loans plus loans past due 90 days or more and still accruing interest), and total nonperforming assets.

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans	$26	$5	$159	$—	$429
Restructured loans	—	—	—	—	—

Total nonperforming loans	26	5	159	—	429
Real estate owned	22	245	—	—	—
Repossessed assets	—	48	—	—	—

Total nonperforming assets	$48	$298	$159	$—	$429

Accruing loans past due 90 days or more	$—	$—	$647	$—	$—
Allowance for loan losses	4,351	3,668	3,304	1,711	1,116

Nonperforming loans to period end loans	0.01%	0.00%	0.07%	0.00%	0.53%

Nonperforming loans and loans past due 90 days or more to period end loans	0.01%	0.00%	0.37%	0.00%	0.53%

Allowance for loan losses to period end loans	1.33%	1.42%	1.52%	1.36%	1.38%

Allowance for loan losses to nonperforming loans	16,734.62%	73,360.00%	2,077.99%	NM	260.14%

Allowance for loan losses to nonperforming loans and loans past due 90 days or more	16,734.62%	73,360.00%	409.93%	NM	260.14%

Nonperforming assets to total assets	0.01%	0.09%	0.06%	0.00%	0.33%

Nonperforming assets and loans past due 90 days or more to total assets	0.01%	0.09%	0.29%	0.00%	0.33%

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through periodic charges to earnings in the form of a provision for loan losses. Increases to the allowance for loan losses occur as a result of provisions charged to operations and recoveries of amounts previously charged-off, and decreases to the allowance occur when loans are charged-off. Management evaluates the adequacy of our allowance for loan losses on a monthly basis. The evaluation of the adequacy of the allowance for loan losses involves the consideration of loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, adverse conditions that might affect a borrower’s ability to repay the loan, estimated value of underlying collateral, prevailing economic conditions and all other relevant factors derived from our history of operations. Additionally, as an important component of their periodic examination process, regulatory agencies review our allowance for loan losses and may require additional provisions for estimated losses based on judgments that differ from those of management.

We use an internal grading system to assign the degree of inherent risk on each individual loan. The grade is initially assigned by the lending officer and reviewed by the loan administration function. The internal grading system is reviewed and tested periodically by an independent third party credit review firm. The testing process involves the evaluation of a sample of new loans, loans having been identified as possessing potential weakness in credit quality, past due loans and nonaccrual loans to determine the ongoing effectiveness of the internal grading system. The loan grading system is used to assess the adequacy of the allowance for loan losses.

Management has developed a model for evaluating the adequacy of the allowance for loan losses. The model distinguishes between loans that will be evaluated as a group by loan category and those loans to be evaluated individually. Management has assigned a range of predetermined allowance percentages for each major loan category. Loans that exhibit an acceptable level of risk per the internal loan grading system are grouped by loan category and multiplied by the associated allowance percentage to determine an adequate level of allowance for loan losses.

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

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans, however, there were other factors influencing the provision. Other factors influencing the level of the allowance of loan losses included the volume of net charge-offs experienced through the year and the current level of nonperforming loans. At or for the year ended December 31, 2005, there were $124,000 in net loan charge-offs and $26,000 in nonaccrual loans compared with $372,000 in net loan charge-offs and $5,000 in nonaccrual loans at or for the year ended December 31, 2004. The allowance for loan losses at December 31, 2005 was $4.4 million, which represents 1.33% of total outstanding loans compared to $3.7 million and 1.42% for the prior year. The allowance for loan losses as a percentage of total outstanding loans declined from the prior year primarily due to improvement in the asset quality of the portfolio.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. While management believes the methodology used to establish the allowance for loan losses incorporates the best information available at the time, future adjustments to the level of the allowance may be necessary and the results of operations could be adversely affected should circumstances differ substantially from the assumptions initially used. We believe that the allowance for loan losses was established in conformity with generally accepted accounting principles; however, there can be no assurances that the regulatory agencies, after reviewing the loan portfolio, will not require management to increase the level of the allowance. Likewise, there can be no assurance that the existing allowance for loan losses is adequate should there be deterioration in the quality of any loans or changes in any of the factors discussed above. Any increases in the provision for loan losses resulting from such deterioration or change in condition could adversely affect our financial condition and results of its operations.

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated:

	At December 31,
	2005		2004		2003
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Real estate - commercial	$1,876	52.92%	$1,290	47.24%	$1,330	46.66%
Real estate - residential	90	4.54%	44	4.50%	54	6.80%
Construction loans	735	14.17%	718	15.09%	778	14.56%
Commercial and industrial loans	1,138	16.03%	1,105	18.90%	841	17.61%
Home equity loans and lines of credit	201	10.62%	173	12.00%	115	10.59%
Loans to individuals	311	1.72%	338	2.27%	186	3.78%

Total allowance	$4,351	100.00%	$3,668	100.00%	$3,304	100.00%

	At December 31,
	2002		2001
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Real estate - commercial	$584	41.59%	$312	31.31%
Real estate - residential	9	1.84%	5	2.00%
Construction loans	435	21.84%	387	28.71%
Commercial and industrial loans	518	19.60%	306	24.01%
Home equity loans and lines of credit	88	12.75%	40	10.43%
Loans to individuals	77	2.38%	66	3.54%

Total allowance	$1,711	100.00%	$3,304	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table presents information regarding changes in the allowance for loan losses for the years indicated:

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$3,668	$3,304	$1,711	$1,116	$630

Charge-offs:
Construction loans	—	15	27	—	—
Commercial real estate	34	21	—	—	—
Commercial and industrial loans	140	345	59	21	13
Residential real estate	—	34	—	—	—
Loans to individuals	9	16	13	74	4

Total charge-offs	183	431	99	95	17

Recoveries:
Commercial and industrial loans	22	57	4	1	—
Construction loans	27	—	—	—	—
Loans to individuals	10	2	8	—	—

Total recoveries	59	59	12	1	—

Net charge-offs	124	372	87	94	17

Allowance acquired from Centennial Bank merger	—	—	1,129	—	—

Provision for loan losses	807	736	551	689	503

Balance at the end of the year	$4,351	$3,668	$3,304	$1,711	$1,116

Total loans outstanding at year-end	$328,322	$257,908	$217,128	$125,917	$80,768

Average loans outstanding for the year	$297,045	$240,346	$160,134	$104,519	$65,906

Allowance for loan losses to loans outstanding	1.33%	1.42%	1.52%	1.36%	1.38%

Ratio of net loan charge-offs to average loans outstanding	0.04%	0.15%	0.05%	0.09%	0.03%

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

The following table summarizes the amortized costs and market value of available for sale securities at the dates indicated:

	At December 31, 2005		At December 31, 2004		At December 31, 2003
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$5,945	$5,793	$2,943	$2,932	$1,759	$1,762
Mortgage-backed securities	35,042	34,147	37,326	37,308	27,647	27,758
Municipal	15,173	15,110	12,685	12,704	6,908	6,975
Other	500	500	500	500	500	500

Total securities available for sale	$56,660	$55,550	$53,454	$53,444	$36,814	$36,995

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

At December 31, 2005, liquid assets (cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) were approximately $67.1 million, which represents 16% of total assets and 21% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $108.7 million of which $36.8 million was outstanding. At December 31, 2005, outstanding commitments for undisbursed lines of credit and letters of credit amounted to $97.0 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term. Certificates of deposit represented 55% of the Company’s total deposits at December 31, 2005. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 37% of the Company’s total deposits at year-end. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At December 31, 2005, the Bank’s equity to asset ratio was 8.08%. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. The Bank’s ratio of Tier 1 capital to risk-weighted assets at December 31, 2005 was 9.16%.

ASSET/LIABILITY MANAGEMENT

The primary objective of asset and liability management is to provide sustainable and growing net interest income under varying economic environments, while protecting the economic values of our balance sheet assets and liabilities from the adverse effects of changes in interest rates. Our overall interest-rate risk position is maintained within a series of policies approved by the Board and guidelines established and monitored by ALCO.

Because no one individual measure can accurately assess all of our risks to changes in rates, we use several quantitative measures in our assessment of current and potential future exposures to changes in interest rates and their impact on net interest income and balance sheet values. Net interest income simulation is the primary tool used in our evaluation of the potential range of possible net interest income results that could occur under a variety of interest-rate environments. We also use market valuation and duration analysis to assess changes in the economic value of balance sheet assets and liabilities caused by assumed changes in interest rates. Finally, gap analysis — the difference between the amount of balance sheet assets and liabilities repricing within a specified time period — is used as a measurement of our interest-rate risk position.

To measure, monitor, and report on our interest-rate risk position, we begin with two models: (1) Net interest income at risk which measures the impact on net interest income over the next twelve months to immediate, or “rate shock,” and slow, or “rate ramp,” changes in market interest rates; and (2) net economic value of equity that measures the impact on the present value of all net interest income-related principal and interest cash flows of an immediate change in interest rates. Net interest income at risk is designed to measure the potential impact of changes in market interest rates on net interest revenue in the short term. Net economic value of equity, on the other hand, is a long-term view of interest-rate risk, but with a liquidation view of the Company. Both of these models are subject to ALCO-established guidelines, and are monitored regularly.

In calculating our net interest income at risk, we start with a base amount of net interest revenue that is projected over the next twelve months, assuming that the then-current yield curve remains unchanged over the period. Our existing balance sheet assets and liabilities are adjusted by the amount and timing of transactions that are forecasted to occur over the next twelve months. That yield curve is then “shocked,” or moved immediately, ±200 basis points in a parallel fashion, or at all points along the yield curve. Two new twelve-month net interest income projections are then developed using the same balance sheet and forecasted transactions, but with the new yield curves, and compared to the base scenario. We also perform the calculations using interest rate ramps, which are ±100, ±200 and ±300 basis point changes in interest rates that are assumed to occur gradually over the next twelve-month period, rather than immediately as we do with interest-rate shocks.

Net economic value of equity is based on the change in the present value of all net interest income-related principal and interest cash flows for changes in market rates of interest. The present value of existing cash flows with a then-current yield curve serves as the base case. We then apply an immediate parallel shock to that yield curve of ±100 and ±200 basis points and recalculate the cash flows and related present values.

Key assumptions used in the models described above include the timing of cash flows; the maturity and repricing of balance sheet assets and liabilities, especially option-embedded financial instruments like mortgage-backed securities and FHLB advances; changes in market conditions; and interest-rate sensitivities of our customer liabilities with respect to the interest rates paid and the level of balances. These assumptions are inherently uncertain and, as a result, the models cannot precisely calculate future net interest income or predict the impact of changes in interest rates on net interest income and economic value. Actual results could differ from simulated results due to the timing, magnitude and frequency of changes in interest rates and market conditions, changes in spreads and management strategies, among other factors. Projections of potential future streams of net interest income are assessed as part of our forecasting process.

Net Interest Income at Risk Analysis. The following table presents the estimated exposure of net interest income for the next twelve months, calculated as of December 31, 2005 and 2004, due to an immediate and gradual ± 200 basis point shift in then-current interest rates. Estimated incremental exposures set forth below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on the Company’s financial performance.

Net Interest Income at Risk (dollars in thousands)	Estimated Exposure to Net Interest Income
Rate change	2005	2004
+200 basis points shock	$1,535	$2,016
-200 basis point shock	(1,983)	(2,485)

+200 basis point ramp	963	1,226
-200 basis point ramp	(1,056)	(1,369)

Net Economic Value of Equity Analysis. The following table presents estimated EVE exposures, calculated as of December 31, 2005 and 2004, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

Net Economic Value of Equity (dollars in thousands)	Estimated Exposure to Net Economic Value of Equity
Rate Change	2005	2004
+100 basis point shock	$(649)	$160
-100 basis point shock	(104)	(675)

+200 basis point shock	(1,122)	395
-200 basis point shock	(1,245)	(1,536)

While the measures presented in the tables above are not a prediction of future NIR or valuations, they do suggest that if all other variables remained constant, in the short term, falling interest rates would lead to net interest income that is lower than it would otherwise have been, and rising rates would lead to higher net interest income. Other important factors that impact the levels of net interest income are balance sheet size and mix; interest-rate spreads; the slope, how quickly or slowly market interest rates change and management actions taken in response to the preceding conditions.

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

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005 that are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans or investments. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2005
	1 Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans receivable:
Commercial mortgage loans	$95,266	$25,497	$47,608	$5,708	$174,039
Residential mortgage loans	7,780	4,934	2,144	56	14,914
Construction and development	46,137	307	163	—	46,607
Commercial and industrial loans	43,826	5,582	3,203	97	52,708
Home equity lines and loans	33,877	713	329	2	34,921
Loans to individuals	4,221	1,449	—	—	5,670
Interest-earning deposits with banks	69	—	—	—	69
Investment securities available for sale	10,432	17,138	12,568	15,413	55,551
Federal Home Loan Bank stock	2133	—	—	—	2,133

Total interest-earning assets	$243,701	$55,620	$66,015	$21,276	$386,612

INTEREST-BEARING LIABILITIES:
Deposits:
Money market, NOW and savings	$97,060	$—	$—	$—	$97,060
Time	129,701	40,256	8,209	25	178,191
Short-term borrowings	14,964	—	—	—	14,964
Long-term borrowings	20,248	—	—	10,000	30,248

Total interest-bearing liabilities	$261,973	$40,256	$8,209	$10,025	$320,463

INTEREST SENSITIVITY GAP PER PERIOD	$(18,272)	$15,364	$57,806	$11,251	$66,149

CUMULATIVE INTEREST SENSITIVITY GAP	$(18,272)	$(2,908)	$54,898	$66,149	$66,149

CUMULATIVE GAP AS A PERCENTAGE OF TOTAL INTEREST-EARNING ASSETS	(4.73)%	(0.75)%	14.20%	17.11%	17.11%

CUMULATIVE INTEREST-EARNING ASSETS AS A PERCENTAGE OF CUMULATIVE INTEREST-BEARING LIABILITIES	93.03%	99.04%	117.68%	120.64%	120.64%

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

QUARTERLY FINANCIAL INFORMATION

The following table sets forth, for the periods indicated, certain of our consolidated quarterly financial information. This information is derived from our unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. This information should be read in conjunction with our consolidated financial statements included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data

(dollars in thousands, except per share data)

	Year Ended December 31, 2005				Year Ended December 31, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Operating Data:
Total interest income	$6,609	$6,059	$5,394	$4,764	$4,479	$4,071	$3,730	$3,616
Total interest expense	2,671	2,411	2,069	1,720	1,556	1,402	1,277	1,231

Net interest income	3,938	3,648	3,325	3,044	2,923	2,669	2,453	2,385
Provision for loan losses	60	240	303	204	154	197	129	255

Net interest income after provision	3,878	3,408	3,022	2,840	2,769	2,472	2,324	2,130
Non-interest income	675	614	583	544	551	714	585	492
Non-interest expense	3,006	2,718	2,614	2,423	2,276	2,184	2,139	1,932

Income before income taxes	1,547	1,304	991	961	1,044	1,002	770	690
Provision for income taxes	542	459	338	320	355	341	251	226

Net income	$1,005	$845	$653	$641	$689	$661	$519	$464

Securities gains/(losses)	$—	$(17)	$1	$—	$118	$—	$—	$—

Per Share Data:
Earnings per share- basic	$0.21	$0.20	$0.16	$0.16	$0.17	$0.16	$0.13	$0.11
Earnings per share - diluted	0.20	0.19	0.15	0.15	0.16	0.15	0.12	0.11

RECENT ACCOUNTING PRONOUNCEMENTS

For recently issued accounting pronouncements that may affect the Company, see Note B of Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to the meet the financing needs of its customers. See Note M to the consolidated financial statements for more information regarding these commitments and contingent liabilities.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the bank’s asset/liability management function.

See the section entitled Asset/Liability Management for a more detailed discussion of market risk.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Crescent Financial Corporation

Cary, North Carolina

We have audited the accompanying consolidated balance sheets of Crescent Financial Corporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crescent Financial Corporation and subsidiary at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Sanford, North Carolina

March 13, 2006

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
ASSETS

Cash and due from banks	$9,402,960	$5,633,865
Interest-earning deposits with banks	68,547	43,353
Investment securities available for sale (Note C)	55,550,261	53,444,322
Loans (Note D)	328,321,640	257,461,327
Allowance for loan losses	(4,351,000)	(3,668,000)

NET LOANS	323,970,640	253,793,327
Accrued interest receivable	1,768,029	1,218,572
Federal Home Loan Bank stock, at cost	2,133,400	1,447,200
Premises and equipment (Note E)	4,844,056	3,030,184
Investment in life insurance	5,483,313	5,283,263
Goodwill	3,600,298	3,600,298
Other assets	3,966,671	3,732,814

TOTAL ASSETS	$410,788,175	$331,227,198

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$46,829,792	$42,818,455
Savings	9,364,575	3,036,774
Money market and NOW	87,695,273	74,113,646
Time (Note F)	178,191,148	153,679,946

TOTAL DEPOSITS	322,080,788	273,648,821
Short-term borrowings (Note G)	14,964,153	1,307,105
Long-term debt (Note G)	30,248,000	28,248,000
Accrued expenses and other liabilities	2,038,020	1,245,858

TOTAL LIABILITIES	369,330,961	304,449,784

Commitments (Notes H and M)

Stockholders’ Equity (Note O)
Common stock, $1 par value, 20,000,000 shares authorized; 5,026,394 shares and 3,566,889 shares issued and outstanding at December 31, 2005 and 2004, respectively	5,026,394	3,566,889
Additional paid-in capital	29,405,559	18,654,492
Retained earnings	7,707,054	4,562,681
Accumulated other comprehensive loss	(681,793)	(6,648)

TOTAL STOCKHOLDERS’ EQUITY	41,457,214	26,777,414

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$410,788,175	$331,227,198

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
INTEREST AND FEE INCOME
Loans	$20,456,115	$14,023,925	$9,546,450
Investment securities available for sale	2,323,232	1,824,596	1,320,644
Interest-earning deposits with banks	15,298	5,440	8,286
Federal funds sold	31,948	42,366	74,903

TOTAL INTEREST AND FEE INCOME	22,826,593	15,896,327	10,950,283

INTEREST EXPENSE
Money market, NOW and savings deposits	1,401,267	715,554	613,167
Time deposits	5,483,116	3,715,626	2,533,934
Short-term borrowings	474,665	48,089	18,669
Long-term debt	1,513,180	986,700	583,245

TOTAL INTEREST EXPENSE	8,872,228	5,465,969	3,749,015

NET INTEREST INCOME	13,954,365	10,430,358	7,201,268

PROVISION FOR LOAN LOSSES (Note D)	806,796	736,070	551,037

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	13,147,569	9,694,288	6,650,231

NON-INTEREST INCOME (Note J)	2,417,212	2,341,974	1,644,656

NON-INTEREST EXPENSE
Salaries and employee benefits	5,904,586	4,421,135	2,978,666
Occupancy and equipment	1,728,366	1,515,868	1,035,043
Other (Note J)	3,128,556	2,594,362	1,752,861

TOTAL NON-INTEREST EXPENSE	10,761,508	8,531,365	5,766,570

INCOME BEFORE INCOME TAXES	4,803,273	3,504,897	2,528,317

INCOME TAXES (Note I)	1,658,900	1,172,200	873,600

NET INCOME	$3,144,373	$2,332,697	$1,654,717

NET INCOME PER COMMON SHARE
Basic	$0.74	$0.57	$0.46

Diluted	$0.70	$0.54	$0.44

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
Basic	4,270,664	4,068,351	3,603,275

Diluted	4,492,053	4,282,838	3,734,906

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
	Shares	Amount
Balance at December 31, 2002	2,143,249	$2,143,249	$14,604,591	$575,267	$408,881	$17,731,988
Comprehensive income:
Net income	—	—	—	1,654,717	—	1,654,717
Net unrealized holding loss on Available for sale securities, net	—	—	—	—	(297,899)	(297,899)

Total comprehensive income						1,356,818

Common stock issued pursuant to:
Stock options exercised	54,190	54,190	394,247	—	—	448,437
Stock split effected in the form of a fifteen percent stock dividend with net cash received for fractional shares	321,488	321,488	(321,482)	—	—	6
Shares issued in connection with Business combination	405,502	405,502	4,207,149	—	—	4,612,651

Balance at December 31, 2003	2,924,429	2,924,429	18,884,505	2,229,984	110,982	24,149,900
Comprehensive income:
Net income	—	—	—	2,332,697	—	2,332,697
Net unrealized holding loss on Available for sale securities, net	—	—	—	—	(117,630)	(117,630)

Total comprehensive income						2,215,067

Common stock issued pursuant to:
Stock options exercised	57,231	57,231	291,717	—	—	348,948
Stock option related tax benefits	—	—	61,709	—	—	61,709
Stock split effected in the form of a twenty percent stock dividend with net cash received for fractional shares	585,229	585,229	(583,439)	—	—	1,790

Balance at December 31, 2004	3,566,889	3,566,889	18,654,492	4,562,681	(6,648)	26,777,414
Comprehensive income:
Net income	—	—	—	3,144,373	—	3,144,373
Net unrealized holding loss on Available for sale securities, net	—	—	—	—	(675,145)	(675,145)

Total comprehensive income						2,469,228

Common stock issued pursuant to:
Stock options exercised	75,539	75,539	317,373	—	—	392,912
Stock option related tax benefits	—	—	199,800	—	—	199,800
Issuance of new stock	848,000	848,000	10,769,858	—	—	11,617,858
Stock split effected in the form of a fifteen percent stock dividend with net cash received for fractional shares	535,966	535,966	(535,964)	—	—	2

Balance at December 31, 2005	5,026,394	$5,026,394	$29,405,559	$7,707,054	$(681,793)	$41,457,214

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,144,373	$2,332,697	$1,654,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	696,090	643,028	468,175
Provision for loan losses	806,796	736,070	551,037
Deferred income taxes	(11,549)	160,602	(53,180)
(Gain) loss on disposition of assets	13,000	(5,636)	9,270
(Gain) loss on sale of securities	16,422	(57)	—
Gain on sale of membership interest in mortgage company	—	(118,048)	—
Net increase in cash surrender value life insurance	(200,050)	(210,575)	(72,688)
Change in assets and liabilities:
Increase in accrued interest receivable	(549,457)	(254,196)	(412,577)
(Increase) decrease in other assets	(95,996)	(1,395,978)	29,525
Increase (decrease) in accrued expenses and other liabilities	991,962	(639,510)	37,163

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,811,591	1,248,397	2,211,442

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(13,524,336)	(28,835,075)	(22,781,451)
Proceeds from maturities and repayments of investment securities available for sale	6,374,682	7,782,416	18,821,155
Proceeds from sale of securities available for sale	3,845,157	4,312,157	—
Proceeds from sale of membership interest in mortgage company	—	580,548	—
Loan originations and principal collections, net	(70,984,109)	(41,087,890)	(33,444,785)
Purchases of premises and equipment	(2,440,261)	(876,310)	(982,632)
Proceeds from disposals of premises and equipment	—	1,851	1,300
Capital expenditures on foreclosed assets	—	—	(20,861)
Proceeds from sales of foreclosed assets	297,978	60,006	174,127
Purchases of Federal Home Loan Bank stock	(686,200)	(497,200)	(243,100)
Investment in life insurance	—	—	(5,000,000)
Net cash paid in business combination	—	—	(3,042,396)

NET CASH USED BY INVESTING ACTIVITIES	(77,117,089)	(58,559,497)	(46,518,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits accounts	48,431,967	55,033,864	8,192,367
Net increase (decrease) in short-term borrowings	13,657,048	(7,695,441)	8,485,136
Net increase in long-term debt	2,000,000	8,248,000	8,000,000
Proceeds from sale of common stock, net	11,617,858	—	—
Proceeds from stock options exercised	392,912	348,948	448,437
Net cash received for fractional shares	2	1,790	6

NET CASH PROVIDED BY FINANCING ACTIVITIES	76,099,787	55,937,161	25,125,946

NET INCERASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,794,289	(1,373,939)	(19,181,255)
CASH AND CASH EQUIVALENTS, BEGINNING	5,677,218	7,051,157	26,232,412

CASH AND CASH EQUIVALENTS, ENDING	$9,471,507	$5,677,218	$7,051,157

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

December 31, 2005, 2004 and 2003

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity, are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Interest on loans is recorded based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. Generally, loans are placed on nonaccrual when they are past due 90 days. While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding. When the future collectibility of the recorded loan balance is not in doubt, interest income may be recognized on a cash basis. When a loan is charged-off, all unpaid accrued interest is reversed.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which are 37 – 40 years for buildings and 3—5 years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred, and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

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

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2005.

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

Stock Compensation Plans

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first annual reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (Continued)

At December 31, 2005, the Company has two stock-based compensation plans, which are more fully described in Note O. Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2005, 2004 and 2003, the Company’s net income and net income per share would have changed to the pro forma amounts indicated as follows:

	2005	2004	2003
	(Dollars in thousands)
Net income:
As reported	$3,144	$2,333	$1,655
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(135)	(69)	(74)

Pro forma	$3,009	$2,264	$1,581

Basic earnings per share:
As reported	$.74	$.57	$.46
Pro forma	.72	.56	.44

Diluted earnings per share:
As reported	$.70	$.54	$.44
Pro forma	.67	.53	.42

Per Share Results

During 2005, 2004 and 2003, the Company effected stock splits in the form of 15%, 20% and 15% stock dividends, respectively. Basic and diluted net income per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for these stock splits. All references herein to net income per share and weighted average shares outstanding have been adjusted to give effect to these stock splits.

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. For the years ended December 31, 2005 and 2004, there were 9,000 and 24,725 outstanding stock options, respectively, which were not included in the computation of diluted earnings per share because they had no dilutive effect. There were no anti-dilutive shares for the year ended December 31, 2003.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Continued)

The components of other comprehensive income and related tax effects are as follows:

	2005	2004	2003
Unrealized holding losses on available for sale securities	$(1,099,436)	$(170,552)	$(484,783)
Tax effect	424,291	52,922	186,884

	(675,145)	(117,630)	(297,899)

Net of tax amount	$(675,145)	$(117,630)	$(297,899)

Mortgage Loan Origination and Other Fees

Mortgage loan origination fees represent fees received for the origination of loans for sale in the secondary market through the Company’s relationship with Sidus Financial Corporation (“Sidus”), as well as other mortgage brokers. These fees are recognized in income as they are earned upon the closing of each loan. A membership interest in Sidus was sold during 2004, and although the Company no longer receives dividend distributions from Sidus, we will continue to originate loans for and collect mortgage loan origination fees from Sidus.

Fees derived from leasing and investment transactions with Technology Capital Partners and the Capital Investment Group, Inc., respectively, are recognized in income as these transactions are consummated.

Goodwill

Goodwill arose from the 2003 purchase of Centennial Bank. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill acquired will not be amortized but will be subject to an annual impairment test. Goodwill recorded by the Company amounted to $3,600,298 at December 31, 2005 and 2004. There were no impairment charges recorded in 2005 or 2004 as a result of the Goodwill testing.

Other Intangible Assets

Other intangible assets were acquired in conjunction with the 2003 purchase of Centennial Bank. Subject to the provisions of SFAS No. 142, such other intangible assets, which consist solely of the deposit base premium acquired through the purchase of Centennial, are amortized over the approximate estimated lives of the related acquired deposit relationships. In accordance with the Company’s estimate of the approximate lives of the acquired deposit relationships, a 10 year straight-line amortization schedule has been established for the other intangible asset related to the financial institution acquisition. The Company will continue to evaluate the amortization period and such amortization period could be revised downwards (but not upwards) in the future if circumstances warrant. The initial deposit premium was $209,012. The balance of the unamortized deposit premium was $160,242 and $181,143 at December 31, 2005 and 2004, respectively. Amortization of the deposit premium amounted to $20,901 for both of the years ended December 31, 2005 and 2004 and $6,968 for the year ended December 31, 2003. Amortization of the core deposit intangible is estimated to be $20,901 per year for each of the next five years.

Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, requires that public entities disclose information about products and services provided by operating segments, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the entity’s general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting (Continued)

Operating segments are components of an enterprise with separate financial information available for use by the chief operating decision maker to allocate resources and to assess performance. The Company has determined that it has one significant operating segment, the providing of financial services, including commercial and retail banking, mortgage, and investment services, to customers located in its market areas. The various products are those generally offered by community banks, and the allocation of resources is based on the overall performance of the Company, rather than the performance of individual branches or products.

New Accounting Standards

On December 12, 2003, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position (“SOP”) 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This statement of position addresses accounting for differences between contractual cash flows and cash flows expected to be collected from investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 on January 1, 2005 did not have a material impact on the consolidated financial statements.

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03- 01”). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. This FSP is to be applied to reporting periods beginning after December 15. 2005. Adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payments, which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period of the period the employee will be retirement eligible. SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of SFAS No. 123(R) for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123(R) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) on January 1, 2006, and the adoption could have a material effect on its consolidated financial statements.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards (Continued)

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123(R). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(R) is adopted. The Company will adopt SAB 107 on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

From time to time the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

Reclassifications

Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

NOTE C - INVESTMENT SECURITIES

The following is a summary of the securities portfolios by major classification:

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:
U.S. government and obligations of U.S. government agencies	$5,944,426	$—	$151,481	$5,792,945
Mortgage-backed	35,042,315	—	895,212	34,147,103
Municipal	15,173,028	88,274	151,089	15,110,213
Other	500,000	—	—	500,000

	$56,659,769	$88,274	$1,197,782	$55,550,261

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:
U.S. government and obligations of U.S. government agencies	$2,943,508	$13,114	$24,562	$2,932,060
Mortgage-backed	37,325,997	181,564	199,689	37,307,872
Municipal	12,684,890	120,148	100,648	12,704,390
Other	500,000	—	—	500,000

	$53,454,395	$314,826	$324,899	$53,444,322

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE C - INVESTMENT SECURITIES (Continued)

There were gross gains from sales of securities of $538 and gross losses of $16,960 in 2005. In 2004 there were gross securities gains of $57 and no security losses from sales of securities. There were no security gains or losses in 2003.

The following tables show investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004. The current year unrealized losses on investment securities are a result of volatility in the market during 2005 and relate to nine U.S. Government agency securities, fifty-one mortgage-backed securities, and fifteen municipal securities. The prior year unrealized losses on investment securities are a result of volatility in the market during 2004 and relate to three U.S. Government agency security, twenty-seven mortgage-backed securities, and eight municipal securities. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities.

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$4,357,371	$98,615	$1,435,574	$52,866	$5,792,945	$151,481
Mortgage-backed securities	15,763,472	278,572	17,319,426	616,640	33,082,898	895,212
Municipals	4,715,660	71,011	2,778,200	80,078	7,493,860	151,089

Total temporarily impaired securities	$24,836,503	$448,198	$21,533,200	$749,584	$46,369,703	$1,197,782

	December 31, 2004
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$1,467,512	$15,988	$492,754	$8,574	$1,960,266	$24,562
Mortgage-backed securities	18,309,323	133,626	2,729,747	66,063	21,039,070	199,689
Municipals	3,487,195	68,158	683,107	32,490	4,170,302	100,648

Total temporarily impaired securities	$23,264,030	$217,772	$3,905,608	$107,127	$27,169,638	$324,899

At December 31, 2005 and 2004, investment securities with a carrying value of $17,765,148 and $10,414,292, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE C - INVESTMENT SECURITIES (Continued)

The amortized cost and fair values of securities available for sale at December 31, 2005 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value
Due within one year	$4,635,039	$4,502,727
Due after one year through five years	27,778,634	27,163,962
Due after five years through ten years	16,708,118	16,371,499
Due after ten years	7,537,978	7,512,073

	$56,659,769	$55,550,261

The following table presents the carrying values, intervals of maturities or repricings, and weighted average yields of our investment portfolio at December 31, 2005:

	Repricing or Maturing
	Less than one year	One to five years	Five to ten years	Over ten years	Total
	(Dollars in thousands)
Securities available for sale:
U. S. government agencies
Balance	$—	$3,371	$2,422	$—	$5,793
Weighted average yield	—	4.01%	4.77%	—	4.32%
Mortgage-backed securities
Balance	$4,503	$20,241	$7,710	$1,693	$34,147
Weighted average yield	4.30%	4.43%	4.43%	4.44%	4.41%
Municipal securities
Balance	$—	$3,552	$6,239	$5,319	$15,110
Weighted average yield	—	3.48%	3.77%	4.18%	3.84%
Other
Balance	$—	$—	$—	$500	$500
Weighted average yield	—	—	—	9.00%	9.00%
Total
Balance	$4,503	$27,164	$16,371	$7,512	$55,550
Weighted average yield	4.30%	4.26%	4.20%	4.56%	4.28%

NOTE D - LOANS

Following is a summary of loans at December 31, 2005 and 2004.

	2005	2004
Real estate - commercial	$174,038,866	$121,825,475
Real estate - residential	14,914,096	11,604,205
Construction loans	46,607,263	38,915,656
Commercial and industrial loans	52,707,715	48,757,114
Home equity loans and lines of credit	34,920,770	30,959,911
Loans to individuals	5,670,103	5,846,191

Total loans	328,858,813	257,908,552

Less:
Deferred loan fees	(537,173)	(447,225)
Allowance for loan losses	(4,351,000)	(3,668,000)

Total	$323,970,640	$253,793,327

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE D - LOANS (Continued)

Loans are primarily made in the Company’s market area of North Carolina, principally Wake, Johnston, Lee and Moore Counties. Real estate loans can be affected by the condition of the local real estate market. Commercial and consumer and other loans can be affected by the local economic conditions.

No loans have been restructured during 2005 or 2004. Loans totaling $26,000 and $5,000 were considered impaired as of December 31, 2005 and 2004, respectively. Impaired loans at December 31, 2005 of $26,000, which represented all of the Company’s non-accruing loans on that date, had a corresponding valuation allowance of $10,000. Impaired loans at December 31, 2004 of $5,000, which represented all of the Company’s non-accruing loans on that date, had a corresponding valuation allowance of $3,000. The average recorded investment in impaired loans during the years ended December 31, 2005 and 2004 was $94,000 and $251,000, respectively. For the years ended December 31, 2005 and 2004, the interest income the Company recognized from impaired loans during the portion of the year that they were impaired was not material.

The Company has granted loans to certain directors and executive officers of the Company and their related interests. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and, in management’s opinion, do not involve more than the normal risk of collectibility. All loans to directors and executive officers or their related interests are submitted to the Board of Directors for approval. A summary of loans to directors, executive officers and their interests follows:

Loans to directors and officers as a group at December 31, 2004	$10,997,540
Net disbursements during year ended December 31, 2005	4,993,288

Loans to directors and officers as a group at December 31, 2005	$15,990,828

At December 31, 2005, the Company had pre-approved but unused lines of credit totaling $1,459,246 to executive officers, directors and their related interests. No additional funds are committed to be advanced at December 31, 2005.

An analysis of the allowance for loan losses follows:

	2005	2004	2003
Balance at beginning of year	$3,668,000	$3,304,250	$1,711,300

Provision for loan losses	806,796	736,070	551,037

Charge-offs	(182,973)	(431,318)	(98,748)

Recoveries	59,177	58,998	12,161

Net charge-offs	(123,796)	(372,320)	(86,587)

Allowance recorded related to loans acquired in acquisition of Centennial Bank	—	—	1,128,500

Balance at end of year	$4,351,000	$3,668,000	$3,304,250

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE E - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2005 and 2004:

	2005	2004
Land	$1,293,923	$1,043,923
Buildings and leasehold improvements	3,015,307	1,526,465
Furniture and equipment	2,540,053	1,945,719
Less accumulated depreciation	(2,005,227)	(1,485,923)

Total	$4,844,056	$3,030,184

Depreciation and amortization amounting to $613,388 in 2005, $542,570 in 2004 and $338,396 in 2003 is included in occupancy and equipment expense.

NOTE F - DEPOSITS

The weighted average cost of time deposits was 3.24% and 2.61% at December 31, 2005 and 2004, respectively.

At December 31, 2005, the scheduled maturities of certificates of deposit are as follows:

	Less than $100,000	$100,000 or more	Total
Three months or less	$7,063,299	$21,214,003	$28,277,302
Over three months through one year	32,528,131	68,814,200	101,342,331
Over one year through three years	17,657,202	22,599,388	40,256,590
Over three years to five years	2,451,852	5,863,073	8,314,925

Total	$59,700,484	$118,490,664	$178,191,148

NOTE G - BORROWINGS

Short-term Borrowings

The Company may purchase federal funds through unsecured federal funds guidance lines of credit totaling $26.7 million at December 31, 2005. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had $4,779,000 outstanding balance on the lines of credit as of December 31, 2005.

Also included in short-term borrowings are repurchase agreements with outstanding balances of $185,153 at December 31, 2005. Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by U.S. Government Agency obligations.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE G - BORROWINGS (Continued)

Short-term Borrowings (Continued)

A summary of selected data related to short-term borrowed funds follows:

	For the Year Ended December 31,
	2005	2004
	(Dollars in thousands)
Short-term borrowings:
Repurchase agreements and federal funds purchased:
Balance outstanding at end of year	$4,964	$1,307
Maximum amount outstanding at any month end during the year	5,809	1,307
Average balance outstanding during the year	2,393	2,473
Weighted-average interest rate during the year	3.60%	1.94%
Weighted-average interest rate at end of year	4.34%	2.40%

Long-term Debt

The Company has a $82.2 million credit line available with the Federal Home Loan Bank for advances. These advances are secured by a blanket floating lien on qualifying commercial real estate, first mortgage loans and pledged investment securities with a market value of $10.6 million.

At December 31, 2005, the Company had the following advances outstanding from the Federal Home Loan Bank of Atlanta:

Maturity	Interest Rate	Rate Type	2005	2004
May 10, 2006	4.56%	Fixed	$2,000,000	$2,000,000
July 6, 2011	4.44%	Convertible	5,000,000	5,000,000
July 16, 2012	3.84%	Convertible	5,000,000	5,000,000
July 20, 2006	4.19%	Adjustable	8,000,000	8,000,000
January 27, 2010	3.97%	Convertible	12,000,000	—

			$32,000,000	$20,000,000

At December 31, 2005 and 2004, the weighted average interest rates on the above advances were 4.12% and 3.19%, respectively. The advances maturing on July 6, 2011 and July 16, 2012 bearing interest at 4.44% and 3.84%, respectively, are continuously convertible every three months to a variable rate at the three month London Inter-Bank Offering Rate. The advance maturing on January 27, 2010 bears interest at 3.97% and is convertible after January 2006 to a variable rate at the three month London Inter-Bank Offering Rate.

At December 31, 2005, two notes with maturities of less than one year were classified as short-term borrowings, totaling $10,000,000. At December 31, 2004 there were no long-term borrowings with maturity dates of less than one year.

The Company issued $8,248,000 of junior subordinated debentures to Crescent Financial Capital Trust I (the “Trust”) in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the trust is included in other assets.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE G - BORROWINGS (Continued)

Long-term Debt (Continued)

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

NOTE H - LEASES

The Company has entered into ten non-cancelable operating leases for its main office, operations center, and branch facilities. Future minimum lease payments under these leases for the years ending December 31 are as follows:

2006	$776,996
2007	640,092
2008	645,731
2009	568,985
2010	173,631
Thereafter	2,464,196

Total	$5,269,631

The leases contain renewal options for various additional terms after the expiration of the initial term of each lease. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to $743,095, $539,240 and $391,204, respectively.

NOTE I - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Current tax provision:
Federal	$1,366,832	$809,768	$748,362
State	303,617	201,830	178,419

	1,670,449	1,011,598	926,781

Deferred tax provision (benefit):
Federal	(34,424)	117,839	(43,662)
State	22,875	42,763	(9,519)

	(11,549)	160,602	(53,181)

Provision for income taxes	$1,658,900	$1,172,200	$873,600

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE I - INCOME TAXES (Continued)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2005	2004	2003
Tax computed at statutory rate of 34%	$1,633,113	$1,191,665	$859,627

Effect of state income taxes	235,976	173,645	115,038
Non-taxable income	(158,773)	(114,271)	(108,844)
Non-taxable Bank Owned Life Insurance	(77,119)	(90,573)	(30,751)
Other	25,703	11,734	38,530

	$1,658,900	$1,172,200	$873,600

Significant components of deferred taxes at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$1,539,907	$1,282,066
Net operating loss carryforwards	215,279	394,540
Premises and equipment	109,702	58,265
Rent abatement	15,856	19,903
Unrealized loss on securities	427,715	3,425
Other	96,866	186,391

Net deferred tax assets	2,405,325	1,944,590

Deferred tax liabilities:
Intangible assets	(61,780)	(69,838)
Deferred loan costs	(62,881)	(50,909)
Prepaid expenses	(64,421)	(43,438)

Net deferred tax liabilities	(189,082)	(164,185)

Net recorded deferred tax asset	$2,216,243	$1,780,405

It is management’s opinion that realization of the net deferred tax asset is more likely than not based on the Company’s history of taxable income and estimates of future taxable income.

The Company has net operating loss carryforwards for federal tax purposes of approximately $633,000, which were acquired in the merger of Centennial Bank and which expire beginning in 2020.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE J - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Mortgage loan origination fees	$755,300	$643,287	$619,714
Service charges and fees on deposits accounts	1,044,771	876,207	617,924
Gain (loss) on sale of securities	(16,422)	57	—
Distribution from mortgage company	38,152	286,646	207,948
Brokerage referral fees	203,168	138,237	92,011
Gain on sale of membership interest in mortgage company	—	118,048	—
Earnings on cash value of bank owned life insurance	226,156	234,950	79,768
Other	166,087	44,542	27,291

Total	$2,417,212	$2,341,974	$1,644,656

The major components of other non-interest expense for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Postage, printing and office supplies	$411,673	$335,961	$261,455
Advertising and promotions	396,772	318,901	199,462
Data processing expense	647,685	549,397	369,923
Professional fees and services	711,805	566,171	366,868
Other	960,621	823,932	555,153

Total	$3,128,556	$2,594,362	$1,752,861

NOTE K - RESERVE REQUIREMENTS

The aggregate net reserve balance maintained under the requirements of the Federal Reserve, which is non-interest bearing, was approximately $3,632,000 at December 31, 2005.

NOTE L - REGULATORY MATTERS

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE L - REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized Crescent State Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004 are presented in the table below.

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2005:

Total Capital (to Risk-Weighted Assets)	$38,275	10.33%	$29,643	8.00%	$37,053	10.00%
Tier I Capital (to Risk-Weighted Assets)	33,924	9.16%	14,821	4.00%	22,232	6.00%
Tier I Capital (to Average Assets)	33,924	8.42%	16,123	4.00%	20,155	5.00%

As of December 31, 2004:

Total Capital (to Risk-Weighted Assets)	$32,423	10.87%	$23,861	8.00%	$29,847	10.00%
Tier I Capital (to Risk-Weighted Assets)	28,755	9.64%	11,931	4.00%	17,908	6.00%
Tier I Capital (to Average Assets)	28,755	8.80%	13,074	4.00%	16,343	5.00%

The Company is also subject to these requirements. At December 31, 2005, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 13.68%, 12.51% and 11.51%, respectively. At December 31, 2004, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 11.61%, 10.38% and 9.49%, respectively.

NOTE M - OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE M - OFF-BALANCE SHEET RISK (Continued)

A summary of the contract amount of the Bank’s exposure to off-balance sheet credit risk as of December 31, 2005 is as follows (amounts in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$63,165
Undisbursed equity lines of credit	31,921
Financial standby letters of credit	1,955
Commitment to invest in Small Business Investment Corporation	250

NOTE N - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE N - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2005 and 2004:

	2005		2004
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and due from banks	$9,402,960	$9,402,960	$5,633,865	$5,633,865
Interest-earning deposits with banks	68,547	68,547	43,353	43,353
Investment securities	55,550,261	55,550,261	53,444,322	53,444,322
Federal Home Loan Bank stock	2,133,400	2,133,400	1,447,200	1,447,200
Loans, net	323,790,640	321,215,000	253,793,327	251,977,000
Investment in life insurance	5,483,313	5,483,313	5,283,263	5,283,263
Accrued interest receivable	1,768,029	1,768,029	1,218,572	1,218,572
Other assets	700,160	700,160	662,660	662,660

Financial liabilities:
Deposits	322,080,788	310,537,800	273,648,821	270,489,000
Short-term borrowings	14,964,153	14,964,153	1,307,105	1,307,000
Long-term borrowings	30,248,000	29,856,000	28,248,000	28,081,000
Accrued interest payable	801,571	801,571	492,287	492,287

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock Option Plans

All information presented under this caption has been adjusted for the effects of the stock splits effected in the form of stock dividends discussed in Note B under the caption Per Share Results. During 1999 the Company adopted, with shareholder approval, an Employee Stock Option Plan (the “Employee Plan”) and a Director Stock Option Plan (the “Director Plan”). During 2002 and 2005, with shareholder approval, the Company amended the Employee plan to increase the number of shares available under the plan. In 2003, in conjunction with the merger between Crescent and Centennial Bank of Southern Pines, stock options approved under Centennial’s Plan were acquired by Crescent. As amended, the employee plan makes available options to purchase 535,565 shares of the Company’s common stock while the Director plan makes available options to purchase 333,242 shares of the Company’s common stock. The weighted-average exercise price of all options granted to date is $6.72. Certain of the options granted under the Director Plan vested immediately at the time of grant. All other options granted vested twenty-five percent at the grant date, with the remainder vesting over a three-year period. All unexercised options expire ten years after the date of grant. A summary of the Company’s option plans as of and for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Shares Available for Future Grants	Outstanding Options
		Number Outstanding	Weighted Average Exercise Price
At December 31, 2002	98,860	441,324	$5.05

Options arising from Centennial Bank acquisition	36,460	188,144	6.70
Options granted	(33,120)	33,120	8.99
Options exercised	—	(74,782)	6.00
Options forfeited	17,627	(17,627)	6.30

At December 31, 2003	119,827	570,179	5.66

Options granted	(40,595)	40,595	11.41
Options exercised	—	(66,048)	5.28
Options forfeited	7,104	(7,104)	8.51

At December 31, 2004	86,336	537,622	6.11

Options authorized	100,000	—	—
Options granted	(28,050)	28,050	15.35
Options exercised	—	(76,469)	5.14
Options forfeited	10,854	(10,854)	10.22

At December 31, 2005	169,140	478,349	$6.72

The following table provides the range of exercise prices for options outstanding at December 31, 2005:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$4.98 - $7.75	394,194	$5.60	52 months
$7.76 - $10.50	39,430	$9.35	95 months
$10.51 - $13.25	16,675	$12.40	105 months
$13.26 - $16.08	28,050	$15.35	117 months

	478,349	$6.72	61 months

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

There were 435,002, 489,384, and 448,924 exercisable options outstanding at December 31, 2005, 2004 and 2003, respectively, with weighted average exercise prices of $6.10, $5.72 and $5.67, respectively.

The assumptions used in estimating fair values, together with the estimated per share value of options granted are displayed below:

	2005	2004	2003
Assumptions in estimating option values:
Risk-free interest rate	4.36%	3.66%	3.00%
Dividend yield	—%	—%	—%
Volatility	36.50%	39.29%	23.88%
Expected life	7 years	7 years	7 years

The weighted average grant date fair value of options	$7.19	$2.63	$2.98

Supplemental Retirement

During 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP) for its senior executives. The Company has purchased life insurance policies in order to provide future funding of benefit payments. Plan benefits will accrue and vest during the period of employment and will be paid in monthly benefit payments over the officer’s remaining life commencing with the officer’s retirement at any time after attainment of age sixty-five. Expenses attributable to the matching contributions for the years ended December 31, 2005, 2004 and 2003 were $80,022, $77,963 and $18,242, respectively. The accrued liability of the plan at December 31, 2005 and 2004 was $176,227 and $96,205, respectively.

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan which provide for participation by substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code. The plans provide for employee contributions up to $14,000 of the participant’s annual salary and an employer contribution of 100% matching of the first 6% of pre-tax salary contributed by each participant. The Company may make additional discretionary profit sharing contributions to the plan on behalf of all participants; in 2005 the Company declared an $80,000 discretionary contribution. There were no discretionary contributions for 2004 or 2003. Amounts deferred above the first 6% of salary are not matched by the Company. Expenses related to these plans for the years ended December 31, 2005, 2004 and 2003 were $172,450, $111,442 and $70,206, respectively.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE P - PARENT COMPANY FINANCIAL DATA

Condensed statements of financial condition as of December 31, 2005 and 2004, and its related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2005 are as follows:

Condensed Balance Sheets

December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and due from banks	$12,535,544	$2,341,123
Investment in subsidiaries	37,249,786	32,777,255
Other assets	112,162	144,697

TOTAL ASSETS	$49,897,492	$35,263,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accrued interest payable	$142,851	$101,868
Due to Centennial Shareholders	33,974	135,793
Accrued expenses and other liabilities	15,453	—
Subordinated debentures	8,248,000	8,248,000

TOTAL LIABILITIES	8,440,278	8,485,661

Stockholders’ equity:
Common stock	5,026,394	3,566,889
Additional paid-in capital	29,405,559	18,654,492
Retained earnings	7,707,054	4,562,681
Accumulated other comprehensive income	(681,793)	(6,648)

TOTAL STOCKHOLDERS’ EQUITY	41,457,214	26,777,414

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,897,492	$35,263,075

Condensed Statements of Operations

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Equity in earnings of subsidiaries	$3,397,675	$2,539,365	$1,651,574
Interest income	233,179	144,117	49,453
Dividend income	16,238	11,520	—
Other miscellaneous income	803	—	—
Management fees	—	—	135,000
Interest expense	(573,438)	(416,547)	(130,796)
Other operating expenses	(59,784)	(50,558)	(47,914)
Income tax benefit (expense)	129,700	104,800	(2,600)

Net income	$3,144,373	$2,332,697	$1,654,717

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE P - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$3,144,373	$2,332,697	$1,654,717
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization	33,400	33,400	6,968
Equity in earnings of Crescent State Bank	(3,397,675)	(2,539,365)	(1,651,573)
Changes in assets and liabilities:
Increase in other assets	(10,765)	(18,235)	(164,709)
Increase (decrease) in accrued interest payable	40,983	(21,504)	123,372
Increase (decrease) in accrued expenses and other liabilities	25,353	(2,200)	2,201

Net cash provided (used) by operating activities	(164,331)	(215,207)	(29,024)

Cash flows from investing activities:
Investment in Subsidiaries	(1,750,000)	—	(11,300,269)

Net cash used by investing activities	(1,750,000)	—	(11,300,269)

Cash flows from financing activities:
Net proceeds from issuance of common stock	11,617,858	—	—
Proceeds from exercise of stock options	592,712	410,656	448,437
Due to Centennial Shareholders	(101,820)	(748,817)	884,610
Proceeds from issuance of subordinated debentures	—	—	8,248,000
Cash (paid) received in lieu of fractional shares	2	1,790	6

Net cash provided (used) by financing activities	12,108,752	(336,371)	9,581,053

Net increase (decrease) in cash and cash equivalents	10,194,421	(551,578)	(1,748,240)

Cash and cash equivalents, beginning	2,341,123	2,892,701	4,640,941

Cash and cash equivalents, ending	$12,535,544	$2,341,123	$2,892,701

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

NOTE Q - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

	2005	2004	2003
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$8,562,944	$5,440,306	$3,499,458
Income taxes	1,330,000	1,008,600	1,483,200

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed assets	$48,300	$375,400	$225,200
Increase (decrease) in fair value of securities available for sale, net of tax	(675,145)	(117,630)	(297,899)

Acquisition of Centennial Bank in 2003:

Centennial Bank
Assets acquired:
Cash and cash equivalents	$1,709,874
Investment securities	5,354,823
Loans, net	56,746,518
Federal Home Loan Bank stock	206,900
Premises and equipment	427,499
Goodwill	3,600,298
Other intangible assets	209,012
Deferred income tax assets, net	1,149,500
Other assets	537,472

Total assets acquired	69,941,896

Liabilities assumed:
Deposits	57,317,119
Borrowings	2,517,410
Accrued expenses and other liabilities	742,446

Total liabilities assumed	60,576,975

Equity adjustment	4,612,651

Cash consideration paid	$4,752,270

Net cash paid in acquisition	$3,042,396

NOTE R - SALE OF COMMON STOCK

The Company completed the sale of 848,000 shares of its common stock at $15.00 per share on November 2, 2005. Expenses associated with the sale amounted to $1,102,142 resulting in net proceeds from the offering of $11,617,858.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES

The Registrant’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Registrant’s disclosure controls and procedures as of December 31, 2005. Based on their evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no changes in the Registrant’s internal controls or in other factors that could materially affect these controls subsequent to the date of the most recent evaluation of these controls by the Registrant’s Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to deficiencies and weaknesses.

ITEM 9B – OTHER INFORMATION

The Registrant entered into a material employment agreement with Ray D. Vaughn on February 28, 2006, which material agreement is filed as an exhibit to this report.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s Bylaws provide that its Board of Directors shall consist of between seven and fifteen members, as determined by the Board of Directors or the shareholders. If there are nine or more members, the Board shall be divided into three classes approximately equal in number with each class being elected for three year terms on a staggered basis. The Board of Directors has set the number of directors of the Company at ten. The following three directors, whose terms expire at the Annual Meeting, have been renominated to the Board for three year terms:

Name and Age	Position(s) Held	Director Since(1)		Principal Occupation and Business Experience During Past 5 Years

Joseph S. Colson, Jr. (58)	Director	1998		Retired from Lucent Technologies, Inc.; formerly President, International Regions and Professional Services, Lucent Technologies, 1997-1998; Director, InterDigital Communications Corp., King of Prussia, PA (traded under symbol “IDCC” on Nasdaq), 1998-2003.

Kenneth A. Lucas (51)	Director	1998		President and Chief Executive Officer, The Tar Heel Companies of North Carolina, Inc., Raleigh, NC (real estate property management and development, formerly named Tar Heel Management and Maintenance Co.); Secretary-Treasurer, Carolina Janitorial and Maintenance Supply, Inc., 1995-Present; President and Chief Executive Officer, Tar Heel Commercial Realty, Inc., Raleigh, NC.

Francis R. Quis, Jr. (56)	Director	2000	(2)	Owner and President, Quis Machinery, Inc., Southern Pines, NC (industrial machinery distributor)

(1)	With the exception of Mr. Quis, includes service as a director of the Bank which reorganized into the bank holding company form of organization in 2001. Each director also serves as a director of the Bank.
(2)	Includes former service as a director of Centennial Bank, Southern Pines, North Carolina. The Company acquired Centennial Bank on August 29, 2003. Mr. Quis also serves as a director of the Bank.

Incumbent Directors

The Company’s Board of Directors includes seven directors whose terms will continue after the Annual Meeting. Certain information regarding those directors is set forth in the following table:

Name and Age	Director Since(1)	Term Expires	Principal Occupation and Business Experience During Past 5 Years
Brent D. Barringer (46)	1998	2007	Attorney and Partner, Barringer Law Firm, LLP, Cary, NC

Michael G. Carlton (44)	1998	2008	President and Chief Executive Officer, Crescent Financial Corporation and Crescent State Bank, Cary, NC, 1998-Present

Bruce I. Howell (63)	1998	2008	President Emeritus, Wake Technical Community College, Raleigh, NC

James A. Lucas, Jr. (54)	1998	2008	Partner, James A. Lucas and Company, LLP, Certified Public Accountants, Raleigh, NC

Sheila Hale Ogle (66)	1998	2007	Owner and CEO, Media Research Planning & Placement, Inc., Cary, NC (advertising)

Jon S. Rufty (51)	1998	2007	Owner and President, Rufty Homes, Inc., Cary, NC (residential construction company)

Stephen K. Zaytoun (48)	1998	2007	Owner and President, Zaytoun & Associates, Inc., Cary, NC (insurance agency)

(1)	Includes service as a director of the Bank, which reorganized into the bank holding company form of organization in 2001. Each director also serves as a director of the Bank.

Director Relationships

Only one family relationship on the Board of Directors exists. James A. Lucas, Jr. and Kenneth A. Lucas are brothers. No director is a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) thereof, or any company registered as an investment company under the Investment Company Act of 1940.

Executive Officers

Set forth below is certain information regarding the executive officers of the Company and the Bank.

NAME	AGE	POSITION WITH COMPANY	BUSINESS EXPERIENCE
Michael G. Carlton	44	President, Chief Executive Officer, and Director of Company and Bank	President and Chief Executive Officer, Crescent Financial Corporation and Crescent State Bank, Cary, NC, 1998-Present.

Bruce W. Elder	43	Vice President and Secretary of Company and Senior Vice President and Chief Financial Officer of Bank	Vice President and Secretary, Crescent Financial Corporation and Senior Vice President and Chief Financial Officer, Crescent State Bank, Cary, NC, 1998-Present.

Thomas E. Holder, Jr.	46	Senior Vice President and Senior Credit Officer of Bank	Senior Vice President and Senior Credit Officer, Crescent State Bank, Cary, NC, 1998-Present.

Ray D. Vaughn	53	Senior Vice President and Chief Operating Officer of Bank	Senior Vice President and Chief Operating Officer, Crescent State Bank, Cary, NC, 2005- Present; Senior Vice President/Senior Banking Executive, Bank of America, 2002-2005; Senior Vice President/Regional Managing Director, Wachovia Bank, NA, 1976-2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and executive officers of the Company are required by federal law to file reports with the SEC regarding the amount of and changes in their beneficial ownership of the Company’s common stock. To the best of the Company’s knowledge, all such ownership reports have been timely filed and the ownership status of the Company’s common stock is current.

Committees of the Board of Directors

The Company’s Board of Directors has several standing committees including an Audit Committee, Compensation Committee, Executive Committee and Nominating Committee. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The following directors are members of the Company’s Audit Committee: Sheila Hale Ogle – Chairperson, Joseph S. Colson, Jr., James A. Lucas, Jr., Jon S. Rufty and Frank R. Quis. The Company’s common stock is traded on the Nasdaq National Market and the Audit Committee members are “independent” and “financially literate” as defined by the Nasdaq listing standards. The Board of Directors has determined that James A. Lucas, Jr., a member of the Audit Committee, meets the requirements of the SEC for qualification as an “audit committee financial expert.” An audit committee financial expert is defined as a person who has the following attributes: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of GAAP in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that are of the same level of complexity that can be expected in the registrant’s financial statements, or experience supervising people engaged in such activities; (iv) an understanding of internal controls and procedures for financial reporting; and (v) an understanding of audit committee functions.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure regarding the Nominating Committee and the process for submitting shareholder nominations. The Nominating Committee has adopted a formal written charter which was attached to the Company’s 2004 Proxy Statement as Exhibit A.

The Registrant has adopted a code of ethics that applies, among others, to its principal executive officer and principal financial officer. The Registrant’s code of ethics is available to any person, without charge, upon written request submitted to Bruce W. Elder, Secretary, Crescent Financial Corporation, 1005 High House Road, Cary, North Carolina 27513.

ITEM 11 - EXECUTIVE COMPENSATION

Item 11. Executive Compensation

The following table shows the cash and certain other compensation paid to or received or deferred by Messrs. Carlton, Elder, and Holder for services in all capacities during 2005, 2004, and 2003. No other current executive officer of the Company or the Bank received compensation for 2005 which exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Annual Compensation					All Other Compensation(3)
	Year	Salary	Bonus	Other Annual Compensation
Michael G. Carlton, President and Chief Executive Officer of the Company and Bank	2005 2004 2003	$195,000 175,000 150,000	$87,218 70,208 47,181	$20,096 27,710 33,976	(2) (2) (2)	$65,640 8,312 6,000

Bruce W. Elder, Secretary of the Company and Senior Vice President and Chief Financial Officer of Bank	2005 2004 2003	128,362 111,619 101,472	39,111 31,587 21,735	* * *		11,876 5,268 4,051

Thomas E. Holder, Jr., Senior Vice President and Senior Credit Officer of Bank	2005 2004 2003	122,054 115,145 104,678	39,111 31,587 16,735	* * *		11,513 5,227 4,180

(1)	Bonuses are paid each year based on each prior year’s results, at the discretion of the Compensation Committee.
(2)	Includes use and maintenance of a leased automobile, initiation fees for a local country club and associated dues.
(3)	Includes premiums on life insurance, 401(k) matching contributions, 401(k) profit sharing contributions and deferred compensation.
*	Perquisites and other personal benefits did not exceed 10% of officer’s total salary.

Stock Options

The following table sets forth information with regard to stock options granted under the Company’s 1999 Incentive Stock Option Plan (the “1999 Incentive Plan”) and the former Centennial Bank 2000 Incentive Stock Option Plan, which was adopted in connection with the Company’s acquisition of Centennial Bank in 2003. Currently 535,565 shares, as adjusted for stock dividends, may be issued under the Company’s Incentive Stock Option Plans.

Aggregated Option Exercises in Fiscal Year 2005

And Fiscal Year End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2005	Value of Unexercised In-the- Money Options at December 31, 2005(1)
			Exercisable/Unexercisable	Exercisable/Unexercisable
Michael G. Carlton	-0-	-0-	88,375 / -0-	$903,192 / -0-
Bruce W. Elder	4,000	$41,080	15,612 / -0-	$159,554 / -0-
Thomas E. Holder, Jr.	5,000	$55,850	11,344 / -0-	$115,935 / -0-

(1)	The Company’s stock price on December 30, 2005 was $15.20 per share.

401(k) Savings Plan

On April 9, 1999, the Bank adopted the Crescent State Bank Employees’ 401(k) Plan (the “Plan”) effective January 1, 1999. The Plan provides that employees may elect to defer up to 22% of their salary, subject to the $15,000 limit contained in Section 402(g) of the Internal Revenue Code for the plan year beginning January 1, 2006. The Plan calls for the Bank to make matching contributions equal to 100% of the contributing participant’s first 6% elective deferral. A participant becomes vested in his or her individual account derived from Bank matching contributions immediately. Due to the immediate vesting in matching contributions, employees must meet a six month service period prior to becoming an eligible contributing participant. A minimum age requirement of 18 years applies.

Employment Agreements. On December 31, 2003, the Company and the Bank entered into employment agreements (the “Employment Agreements”) with Michael G. Carlton, President and Chief Executive Officer, Bruce W. Elder, Senior Vice President, Secretary, and Treasurer, and Thomas E. Holder, Jr., Senior Vice President and Senior Credit Officer (collectively, the “Executives”). The Employment Agreements for Messrs. Carlton and Elder supercede employment contracts previously in effect for each of them.

The Employment Agreements establish the Executives’ duties and compensation and provide for their continued employment with the Company and the Bank. Each of the Employment Agreements provides for a three-year term of employment with automatic one-year extensions of the term on each anniversary of the original December 31 effective date, unless the Board of Directors of the Company elects not to extend the term.

The Employment Agreements provide for annual base salaries of $190,000, $128,357, and $122,048 for Messrs. Carlton, Elder and Holder respectively. The Employment Agreements provide that the Board of Directors shall review the base salary amounts not less often than annually and shall adjust such amounts annually for cost of living increases with adjustments beyond cost of living increases at the discretion of the Board. No salary decreases are permitted. The Employment Agreements also provide for discretionary bonuses, participation in pension, profit sharing and other retirement plans maintained by the Bank on behalf of all of its employees, as well as fringe benefits normally associated with the officers’ executive positions or made available to all other employees, including indemnification rights as an officer of the Company or the Bank.

The Employment Agreements provide that employment of an Executive terminates upon his death and after 30 day’s notice of disability by the Executive Committee. In the case of disability, the Executive is entitled to certain unpaid but earned compensation and benefits. Also, each Employment Agreement may be terminated at any time upon 60 day’s notice. If an Executive is terminated for “cause” (as defined in the Employment Agreements as acts of fraud, embezzlement, gross negligence, intentional wrongful damage and the like), the Executive is only entitled to receive compensation and benefits through the effective date of the termination. Mr. Carlton may only be terminated for “cause” if a specific resolution to that effect is adopted by a 75% vote of the Board of Directors, Mr. Carlton not included. If Mr. Carlton is terminated without cause, or if he terminates his employment with the Company for “good reason” (as defined in his Employment Agreement as reduction in salary, responsibilities, participation in benefit plans and the like), he will be entitled to continue to receive his existing salary from the Company for a period of 24 months following the effective date of his termination, the cash-out of the value of unvested stock options, life and medical insurance benefits for a period of time and other benefits. Should either Messrs. Elder or Holder be terminated without cause, he will be paid a 12 month salary unless such termination occurs within 12 months of a “change in control” of the Company. In the later event, Messrs. Elder and Holder will receive more substantial benefits due to their benefits under the Salary Continuation Agreements discussed below.

Mr. Carlton’s Employment Agreement establishes certain protections should he be terminated in connection with a “change in control” of the Company. In the event that Mr. Carlton is involuntarily terminated without “cause,” or in the event that Mr. Carlton terminates his employment for “good reason” within 24 months of a “change in control” he is entitled to receive three times the aggregate total of his annual base salary and bonus amounts. In addition, Mr. Carlton will continue to receive life and medical insurance benefits for a period of time, become fully vested in certain benefits and be entitled to a final contribution to his 401(k) plan. For purposes of both the Employment Agreements and the Compensation Agreements discussed below, “change in control” is defined as the merger of the Company with another corporation resulting in the Company’s shareholders immediately before the merger owning less than a majority of the combined voting power of the resulting corporation; the acquisition by any person or group acting in concert of 25% or more of the outstanding voting stock of the Company; the changeover within two consecutive years of a majority of the members of the board of directors of the Company; or the sale of all or substantially all of the Company’s assets.

The Company has also entered into Salary Continuation Agreements and Endorsement Split Dollar Agreements (the “Compensation Agreements”) with each of Messrs. Carlton, Elder and Holder. Compensation Agreements such as these are becoming increasingly common in the banking industry. The reason is that caps on qualified plan contributions and distributions, as well as Social Security, often limit bank executives’ retirement benefits to 30% to 50% of final pay. In contrast, other bank staff are unaffected or are less severely affected by those caps and they can therefore end their working careers with retirement benefits at 70% to 90% of final pay. An arrangement such as the Compensation Agreements can remedy the shortfall in executive retirement compensation and deliver retirement benefits commensurate with bank executives’ final pay. The Compensation Agreements are unfunded, but require the Company to accrue an amount of benefits to be paid to each Executive upon retirement at age 65 and under certain other circumstances such as termination after a “change in control.” To offset the accruals, the Company purchased life insurance policies on each Executive, the death benefits of which are designed to pay the Company for the cost of the premiums and accruals for the retirement payments. These one-time premium payments aggregated $5.0 million. The Compensation Agreements provide for each of the Executives to receive monthly payments beginning upon the Executive’s retirement from the Company at age 65, or, under certain circumstances, upon the Executive’s early termination or disability. In addition, the Compensation Agreements provide for a lump sum payment in the event that the Executive’s employment is terminated under certain conditions within 12 months of a “change in control” of the Company. In the case of Mr. Carlton’s Compensation Agreement, the lump sum payment is payable upon a “change in control” of the Company, irrespective of whether Mr. Carlton’s employment is terminated following the “change in control.” The lump sums payable to the Executives should a “change in control” of the Company occur in 2006 are $1,899,551, $1,033,193 and $1,030,198 for Messrs. Carlton, Elder and Holder respectively.

The Compensation Agreement for Mr. Carlton also provides for payment of a tax gross-up benefit if the aggregate benefits payable to him after a “change in control” are subject to excise taxes under certain provisions of the Internal Revenue Code. In general terms, the Internal Revenue Code disallows an employer’s compensation deduction for so-called “excess parachute payments” made to an executive after a “change in control.” Additionally, the Internal Revenue Code imposes a 20% excise tax on the executive receiving such excess parachute payments. Should payments to Mr. Carlton be deemed excess parachute payments, he will be entitled to additional payments to compensate him for excise taxes imposed on him as well as for taxes imposed on the gross-up benefit itself. Those additional gross-up benefits would not be deductible payments for the Company. Further, the Company has agreed to pay legal fees incurred by the Executives if their compensation agreements are challenged after a “change in control” up to a maximum of $250,000 for Mr. Carlton and $25,000 each for Messrs. Elder and Holder.

The foregoing is a summary discussion of the Employment Agreements and the Compensation Agreements. The Company has filed each of these agreements as an exhibit to its Annual Report on Form 10-KSB for the year ended December 31, 2003. Reference is made to the complete agreements for a fuller understanding.

Director Compensation

Board Fees. As of December 31, 2005, each director received $550 and the chairperson received $600 per board meeting attended. Each director received $300 and the chairperson received $375 per committee meeting attended.

Mr. Carlton did not receive any fees for committee meeting attendance. At each individual director’s option, all fees plus a 25% bonus may be paid in the form of shares of stock of the Company purchased on the open market pursuant to the Directors Compensation Plan which was adopted by the Board of Directors in 2005.

1999 Nonstatutory Stock Option Plan for Directors. The shareholders of the Bank approved the 1999 Nonstatutory Stock Option Plan for Directors (the “1999 Nonstatutory Option Plan”) at the 1999 Annual Meeting of Shareholders pursuant to which options covering 220,940 shares, as adjusted for stock dividends, of the Bank’s common stock were available for issuance to members of the Board of Directors and the board of any subsidiary. In connection with the reorganization of the Bank into the holding company form of organization which resulted in the creation of the Company in 2001, the 1999 Nonstatutory Option Plan was adopted by the Company and options under that plan were converted into options to purchase shares of the Company’s common stock. All other initial provisions of the 1999 Nonstatutory Option Plan as originally approved by the shareholders remain in effect. No options were granted under the 1999 Nonstatutory Option Plan during 2005.

2000 Nonstatutory Stock Option Plan for Directors. Upon the Company’s acquisition of Centennial Bank on August 29, 2003, the Centennial Bank 2000 Nonstatutory Stock Option Plan (the “2000 Nonstatutory Stock Option Plan”) was adopted by the Company and options under that plan were converted into options to purchase shares of the Company’s common stock. The 2000 Nonstatutory Stock Option Plan was originally approved by the shareholders of Centennial Bank in 2000, and the acquisition of Centennial Bank, including the adoption of Centennial Bank’s existing stock option plans, was approved by the shareholders of the Company on July 22, 2003. The 2000 Nonstatutory Stock Option Plan authorizes the issuance of options covering 102,920 shares, as adjusted for stock dividends, of the Company’s common stock. No options were granted under the 2000 Nonstatutory Stock Option Plan during 2005.

Compensation Committee Interlocks and Insider Participation

No member of the Nominating and Compensation Committee is now, or formerly was, an officer or employee of the Company or the Bank. Mr. Carlton makes recommendations to the Compensation Committee regarding compensation of the executive officers. Mr. Carlton participates in the deliberations, but not the decisions, of the Compensation Committee regarding compensation of executive officers other than himself. He does not participate in the Compensation Committee’s discussions or decisions regarding his own compensation.

Report of the Compensation Committee

The Compensation Committee meets on an as needed basis to review the salaries and compensation programs required to attract and retain the Company’s executive officers. While the Committee makes recommendations to the Board of Directors regarding the compensation of the executive officers, the Board of Directors ultimately determines such compensation. The salary of each of the Company’s executive officers is determined based upon the executive officer’s experience, managerial effectiveness, contribution to the Company’s overall profitability, maintenance of regulatory compliance standards and professional leadership. The Committee also compares the compensation of the Company’s executive officers with compensation paid to executives of similarly situated bank holding companies, other businesses in the Company’s market area and appropriate state and national salary data. These factors were considered in establishing the compensation of Mr. Carlton during the fiscal year ended December 31, 2005. All executive officers of the Company, including Mr. Carlton, are eligible to receive discretionary bonuses declared by the Board of Directors. The amount of such bonuses and incentive payments is based upon the Company’s budget and the attainment of corporate goals and objectives. Finally, the interests of the Company’s executive officers are aligned with that of its shareholders through the use of equity-based compensation, specifically the grant of stock options with exercise prices established at the fair market value of the Company’s common stock at the time of grant.

This report is submitted by the Compensation Committee: Steven K. Zaytoun - Chairperson, Sheila H. Ogle, Bruce I. Howell and James A. Lucas, Jr.

Performance Graph

The following graph compares (i) the yearly change in the cumulative total stockholders return on the Company’s common stock with (ii) the cumulative return of the Nasdaq Composite, and (iii) the Nasdaq Bank Index. The graph assumes that the value of an investment in the Company’s common stock and in each index was $100.00 on December 31, 2000, and that all dividends were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Returns
CRFN	307.5%
NASDAQ	(10.7)%
NASDAQ Bank	58.7%

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Voting Securities

As of December 31, 2005, the shareholders identified in the following table beneficially owned more than 5% of the Company’s common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)(2)	PERCENT OF CLASS(3)
James A. Lucas, Jr. Cary, NC	330,540(9)	6.54
Kenneth A. Lucas Garner, NC	260,999(10)	5.16

Certain shares included in the calculations above are beneficially owned by both James and Kenneth Lucas (see footnotes 9 and 10 below), therefore their combined voting power is 9.35%.

As of December 31, 2005, the beneficial ownership of the Company’s common stock, by directors and executive officers individually, and as a group, was as follows:

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)(2)		PERCENT OF CLASS(3)
Brent D. Barringer Cary, NC	65,018	(4)	1.29
Michael G. Carlton Cary, NC	115,929	(5)	2.27
Joseph S. Colson, Jr. Cary, NC	108,494		2.16
Bruce W. Elder Cary, NC	23,074	(6)	0.46
Thomas E. Holder, Jr. Cary, NC	23,837	(7)	0.47
Bruce I. Howell Cary, NC	70,969	(8)	1.48
James A. Lucas, Jr. Cary, NC	330,540	(9)	6.54
Kenneth A. Lucas Garner, NC	260,999	(10)	5.16
Sheila Hale Ogle Cary, NC	18,106		0.36
Francis R. Quis, Jr. Cary, NC	28,469	(11)	0.57
Jon S. Rufty Cary, NC	33,918	(12)	0.67
Stephen K. Zaytoun Raleigh, NC	26,596		0.53
All Directors and Executive Officers as a Group (13 persons)(13)	985,871		19.18

(1)	Except as otherwise noted, to the best knowledge of the Company’s management, the above individuals and group exercise sole voting and investment power with respect to all shares shown as beneficially owned other than the following shares as to which such powers are shared: Mr. Barringer – 39,235 shares; Mr. Carlton – 483 shares; Mr. Elder – 7,384 shares; and Ms. Ogle – 18,106 shares.
(2)	Included in the beneficial ownership tabulations are the following options to purchase shares of common stock of the Company: Mr. Barringer – 6,969; Mr. Carlton – 88,375; Mr. Colson – 1; Mr. Elder – 15,612; Mr. Holder – 11,344; Mr. Howell – 19,000; Mr. James Lucas – 29,287; Mr. Kenneth Lucas – 31,587; Mr. Quis – 10,292; Mr. Rufty – 14,796; and Mr. Zaytoun – 6,069.
(3)	The calculation of the percentage of class beneficially owned by each individual and the group is based on the sum of (i) a total of 5,026,394 shares of common stock outstanding as of December 31, 2005, and (ii) options to purchase shares of common stock which are exercisable within 60 days of December 31, 2005.
(4)	Includes 3,974 shares held in Mr. Barringer’s spouse’s SEP/IRA account.

(5)	Includes 314 shares held by Mr. Carlton as custodian for minor children. Includes 1,133 shares held individually by Mr. Carlton’s spouse.
(6)	Includes 78 shares held by Mr. Elder as custodian for minor children.
(7)	Includes 660 shares held by Mr. Holder as custodian for minor children.
(8)	Includes 877 shares held by Mr. Howell’s spouse, 2,205 shares held by Mr. Howell as Trustee for Trust of Leroy I. Howell and 4,000 shares held indirectly through an investment club of which Mr. Howell has a 5.88% interest.
(9)	Includes 115,570 shares held indirectly through a limited liability company of which Mr. James Lucas has a 33.33% membership interest and 509 shares held indirectly through a corporation of which Mr. James Lucas has a 29% interest. Such shares are also attributed to Mr. Kenneth Lucas as set forth in footnote 10 below. Also includes 4,000 shares held indirectly through an investment club of which Mr. James Lucas has a 5.88% interest.
(10)	Includes 115,570 shares held indirectly through a limited liability company of which Mr. Kenneth Lucas has a 33.33% membership interest and 509 shares held indirectly through a corporation for which Mr. Kenneth Lucas serves as President. Such shares are also attributed to Mr. James Lucas as set forth in footnote 9 above.
(11)	Includes 1,500 shares held individually by Mr. Quis’ spouse.
(12)	Includes 4,203 shares held individually by Mr. Rufty’s spouse and 2,754 shares owned individually by Mr. Rufty’s children.
(13)	Includes 4,500 shares beneficially owned by Mr. Ray D. Vaughan, an executive officer of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Loans made by the Bank to directors and executive officers are subject to the requirements of Regulation O of the Board of Governors of the Federal Reserve System. Regulation O requires, among other things, prior approval of the Board of Directors with any “interested director” not participating, dollar limitations on amounts of certain loans and prohibits any favorable treatment being extended to any director or executive officer in any of the Bank’s lending matters. To the best knowledge of the management of the Company and the Bank, Regulation O has been complied with in its entirety.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents fees for professional services rendered by Dixon Hughes PLLC for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2005 and 2004 and fees billed in 2005 and 2004 for audit-related services, tax services and all other services rendered by Dixon Hughes PLLC for each of those fiscal years.

Category	Amount Paid 2005		Amount Paid 2004
Audit Fees:	$42,000	(1)	$36,000	(1)
Audit-Related Fees:	11,000	(2)	7,500	(2)
Tax Fees:	6,600	(3)	12,050	(3)
All Other Fees:	50,750	(4)	4,600	(5)

Total Fees Paid:	$110,350		$60,150

(1)	Fees billed or expected to be billed for professional services rendered for the audit of the Company’s annual consolidated financial statements.

(2)	Fees billed for professional services rendered for reviews of the Company’s quarterly reports on Form 10-Q.
(3)	Fees paid for professional services rendered for tax compliance, tax planning and routine tax advice.
(4)	Fees billed for professional services rendered related to the Company’s securities filings, principally it’s public stock offering.
(5)	Fees paid for professional services rendered in conjunction with the acquisition of Centennial Bank.

All services rendered by Dixon Hughes PLLC during 2005 and 2004 were subject to pre-approval by the Audit Committee.

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

3(i) Articles of Incorporation of Registrant (Incorporated by reference from the Annual Report on Form 10-KSB of the Registrant for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002)

3(ii) Bylaws of Registrant (Incorporated by reference from the Annual Report on Form 10-KSB of the Registrant for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002)

4 Form of Stock Certificate (Incorporated by reference from the Annual Report on Form 10-KSB of the Registrant for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002)

10(i) 1999 Incentive Stock Option Plan, approved by shareholders on April 27, 1999 (Incorporated by reference from Registrant’s Registration Statement on Form S-8 as filed with the SEC on September 5, 2001)

10(ii) 1999 Nonqualified Stock Option Plan for Directors, approved by shareholders on April 27, 1999 (Incorporated by reference from Registrant’s Registration Statement on Form S-8 as filed with the SEC on September 5, 2001)

10(iii) Employment Agreement between the Registrant and Michael G. Carlton (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(iv) Employment Agreement between the Registrant and Bruce W. Elder (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(v) Employment Agreement between the Registrant and Thomas E. Holder, Jr. (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(vi) Amended and Restated Trust Agreement of Crescent Financial Capital Trust I (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(vii) Indenture (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(viii) Junior Subordinated Debenture (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(ix) Guarantee Agreement (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(x) Salary Continuation Agreement with Michael G. Carlton (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(xi) Salary Continuation Agreement with Bruce W. Elder (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(xii) Salary Continuation Agreement with Thomas E. Holder, Jr. (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(xiii) Endorsement Split Dollar Agreement with Michael G. Carlton (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(xiv) Endorsement Split Dollar Agreement with Bruce W. Elder (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(xv) Endorsement Split Dollar Agreement with Thomas E. Holder, Jr. (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(xvi) Crescent State Bank Directors’ Compensation Plan (Filed herewith)

10(xvii) Employment Agreement with Ray D. Vaughn (Filed herewith)

21 Subsidiaries (Filed herewith)

31(i) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii) Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i) Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii) Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99(i) Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders (Filed with the Securities and Exchange Commission pursuant to Rule 14a-6)

SIGNATURES

In accordance with the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION
Registrant

	By:	/s/ Michael G. Carlton
Michael G. Carlton
Date: March 28, 2006		President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael G. Carlton Michael G. Carlton, President and Chief Executive Officer, Director	March 28, 2006

/s/ Bruce W. Elder Bruce W. Elder, Vice President (Principal Accounting Officer)	March 28, 2006

/s/ Brent D. Barringer Brent D. Barringer, Director	March 28, 2006

/s/ Joseph S. Colson, Jr. Joseph S. Colson, Jr., Director	March 28, 2006

/s/ Bruce I. Howell Bruce I. Howell, Director	March 28, 2006

/s/ James A. Lucas James A. Lucas, Director	March 28, 2006

/s/ Kenneth A. Lucas Kenneth A. Lucas, Director	March 28, 2006

/s/ Sheila Hale Ogle Sheila Hale Ogle, Director	March 28, 2006

/s/ Francis R. Quis, Jr. Francis R. Quis, Jr., Director	March 28, 2006

/s/ Jon S. Rufty Jon S. Rufty, Director	March 28, 2006

/s/ Stephen K. Zaytoun Stephen K. Zaytoun, Director	March 28, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit
3(i)	Articles of Incorporation.	*

3(ii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	1999 Incentive Stock Option Plan	**

10(ii)	1999 Nonqualified Stock Option Plan	**

10(iii)	Employment Agreement Michael G. Carlton	***

10(iv)	Employment Agreement of Bruce W. Elder	***

10(v)	Employment Agreement of Thomas E. Holder, Jr.	***

10(vi)	Amended and Restated Trust Agreement of Crescent Financial Capital Trust I	***

10(vii)	Indenture	***

10(viii)	Junior Subordinated Debenture	***

10(ix)	Guarantee Agreement	***

10(x)	Salary Continuation Agreement with Michael G. Carlton	***

10(xi)	Salary Continuation Agreement with Bruce W. Elder	***

10(xii)	Salary Continuation Agreement with Thomas E. Holder, Jr.	***

10(xiii)	Endorsement Split Dollar Agreement with Michael G. Carlton	***

10(xiv)	Endorsement Split Dollar Agreement with Bruce W. Elder	***

10(xv)	Endorsement Split Dollar Agreement with Thomas E. Holder, Jr.	***

10(xvi)	Crescent State Bank Directors’ Compensation Plan	Filed herewith

10(xvii)	Employment Agreement with Ray D. Vaughn	Filed herewith

21	Subsidiaries	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

99(i)	Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders	****

*	Incorporated by reference to the Registrant’s 10-KSB for the year ended December 31, 2001, as filed with the SEC on March 27, 2002.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 as filed with the SEC on September 5, 2001.
***	Incorporated by reference from Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.
****	Filed with the Securities and Exchange Commission pursuant to Rule 14a-6.