Form 10-Q
period 2006-03-31
CRESCENT FINANCIAL CORP
filed 2006-05-12
CIK 1143921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $1.00 par value

5,037,235 shares outstanding as of May 12, 2006

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005*
ASSETS

Cash and due from banks	$10,577,291	$9,402,960
Interest earning deposits with banks	571,114	68,547
Investment securities available for sale at fair value	59,262,490	55,550,261
Loans	355,805,998	328,321,640
Allowance for loan losses	(4,621,300)	(4,351,000)

NET LOANS	351,184,698	323,970,640
Accrued interest receivable	1,913,066	1,768,029
FHLB Stock	2,711,700	2,133,400
Bank premises and equipment	5,008,035	4,844,056
Investment in life insurance	5,532,815	5,483,313
Goodwill	3,600,298	3,600,298
Other assets	4,656,686	3,966,671

TOTAL ASSETS	$445,018,193	$410,788,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$49,879,287	$46,829,792
Savings	12,110,064	9,364,575
Money market and NOW	89,471,344	87,695,273
Time	198,103,239	178,191,148

TOTAL DEPOSITS	349,563,934	322,080,788

Short-term borrowings	10,775,188	14,964,153
Long-term debt	40,248,000	30,248,000
Accrued expenses and other liabilities	2,025,307	2,038,020

TOTAL LIABILITIES	402,612,429	369,330,961

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding;	—	—
Common stock, $1 par value, 20,000,000 shares authorized; 5,034,710 shares outstanding March 31, 2006; 5,026,394 shares outstanding December 31, 2005	5,034,710	5,026,394
Additional paid-in capital	29,512,654	29,405,559
Retained earnings	8,689,502	7,707,054
Accumulated other comprehensive loss (Note D)	(831,102)	(681,793)

TOTAL STOCKHOLDERS’ EQUITY	42,405,764	41,457,214

COMMITMENTS (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$445,018,193	$410,788,175

*	Derived from audited consolidated financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31, 2006 and 2005

	2006	2005
INTEREST INCOME
Loans	$6,433,325	$4,185,878
Investment securities available for sale	663,212	569,305
Fed funds sold and interest-bearing deposits	4,628	8,951

TOTAL INTEREST INCOME	7,101,165	4,764,134

INTEREST EXPENSE
Deposits	2,391,255	1,346,847
Short-term borrowings	232,480	17,459
Long-term debt	403,031	356,181

TOTAL INTEREST EXPENSE	3,026,766	1,720,487

NET INTEREST INCOME	4,074,399	3,043,647
PROVISION FOR LOAN LOSSES	270,300	203,951

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,804,099	2,839,696

NON INTEREST INCOME
Mortgage origination revenue and other loan fees	168,820	202,585
Fees on deposit accounts	317,667	237,262
Earnings on life insurance	56,345	56,508
Gain (loss) on sale or disposal of assets	(127)	(8,897)
Other	52,970	56,867

TOTAL NON INTEREST INCOME	595,675	544,325
NON INTEREST EXPENSES
Salaries and employee benefits	1,569,109	1,302,553
Occupancy and equipment	469,317	391,566
Data processing	182,792	153,918
Other	649,608	575,198

TOTAL NON-INTEREST EXPENSES	2,870,826	2,423,235

INCOME BEFORE INCOME TAXES	1,528,948	960,786

INCOME TAXES	546,500	319,800

NET INCOME	$982,448	$640,986

NET INCOME PER COMMON SHARE (Note C)
Basic	$0.17	$0.14

Diluted	$0.16	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note C)
Basic	5,786,227	4,721,137

Diluted	6,010,819	4,989,872

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$982,448	$640,986

Adjustments to reconcile net income to net cash provided cash provided by operating activities:
Depreciation	164,297	149,586
Provision for loan losses	270,300	203,951
Deferred income taxes	86,168	—
Loss on sale or disposal of assets	127	8,897
Net amortization of premiums on securities	11,398	22,887
Net increase in cash value of life insurance	(49,502)	(50,198)
Stock based compensation	36,366	—
Change in assets and liabilities:
Increase in accrued interest receivable	(145,037)	(139,234)
(Increase) decrease in other assets	(682,514)	7,345
Increase in accrued interest payable	64,718	97,175
Increase in other liabilities	6,869	27,067
Payment of income taxes	(102,500)	(7,000)

TOTAL ADJUSTMENTS	(339,310)	320,476

NET CASH PROVIDED BY OPERATING ACTIVITIES	643,138	961,462

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(5,307,255)	(507,812)
Principal repayments of securities available for sale	1,340,650	1,331,437
Proceeds from disposal of foreclosed assets	—	283,703
Purchase of Federal Home Loan Bank stock	(578,300)	(654,700)
Net increases in loans	(27,484,358)	(20,814,186)
Purchases of premises and equipment	(328,402)	(376,983)

NET CASH USED BY INVESTING ACTIVITIES	(32,357,665)	(20,738,541)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits
Non-interest bearing	3,049,495	592,758
Savings	2,745,488	269,030
Money market and NOW	1,776,071	2,328,575
Time Deposits	19,912,091	8,283,972
Net decrease in short-term borrowings	(4,188,965)	(1,086,085)
Net increase in long-term debt	10,000,000	12,000,000
Proceeds from stock options exercised	79,045	60,052
Excess tax benefits from stock options exercised	18,200	25,100

NET CASH PROVIDED BY FINANCING ACTIVITIES	33,391,425	22,473,402

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,676,898	2,696,323
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,471,507	5,677,218

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,148,405	$8,373,541

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”) and its wholly owned subsidiary, Crescent State Bank (the “Bank”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2005 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At March 31, 2006, commitments are as follows

Undisbursed lines of credit	$96,728,000
Stand-by letters of credit	6,214,000
Undisbursed commitment to purchase additional investment in Small Business Investment Corporation	125,000

NOTE C – PER SHARE RESULTS

On April 25, 2006, the Company declared a stock split in the form of a 15% stock dividend payable on May 31, 2006 to stockholders of record May 18, 2006. Weighted average share and per share data for the periods presented have been adjusted to reflect the effects of the stock split. Basic and diluted net income (loss) per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for this stock split.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

	Three months ended March 31,
	2006	2005
Weighted average number of shares used in computing basic net income per share	5,786,227	4,721,137
Effect of dilutive stock options	224,592	268,735

Weighted average number of shares used in computing diluted net income per share	6,010,819	4,989,872

For the three month periods ended March 31, 2006, there were 3,000 options that were anti-dilutive. For the three month period ended March 31, 2005, there were no options that were anti-dilutive.

NOTE D - COMPREHENSIVE INCOME

For the three months ended March 31, 2006 and 2005, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $833,000 and $97,000, respectively.

NOTE E – STOCK-BASED COMPENSATION PLANS

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company has two share-based compensation plans in effect at March 31, 2006. The compensation cost that has been charged against income for those plans was approximately $36,400 for the three months ended March 31, 2006.

In 1999, the Company implemented the 1999 Employee Stock Option Plan, as amended, which authorized the Board of Directors to grant up to 535,565 of stock options to employees and officers of the company. Options granted under the 1999 Employee Stock Option Plan have a term of up to ten years from the date of grant. Options are vested 25% at the date of grant and an additional 25% at each of the next three anniversary dates. Options under this plan are granted at a price equal to the fair market value at the date of grant.

In 1999, the Company implemented the 1999 Director Stock Option, as amended, which authorized the Board of Directors to grant 333,242 non-qualified stock options to directors of the Company. Options granted under the 1999 Director Stock Option Plan have a term of up to ten years from the date of grant. The options were granted at the fair market value of the stock at the date of grant and vested immediately.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company’s stock price based upon the previous 3 years trading history. The expected term of the options is based upon the average life of previously issued stock options. No options were granted during the quarters ended March 31, 2006 and 2005.

A summary of option activity under the stock option plans as of March 31, 2006, and changes during the three month period ended March 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	478,349	$6.72
Exercised	(8,316)	$7.32
Authorized	—	—
Forfeited	(7,265)	$15.11
Granted	—	—
Outstanding at March 31, 2006	462,768	$6.58	4.75 Years	$3,917,000
Exercisable at March 31, 2006	429,642	$6.09	4.75 Years	$3,864,000

For the quarter ended March 31, 2006, the intrinsic value of options exercised was approximately $66,000. The fair value of options vested during the period was approximately $36,400. As of March 31, 2006 there was $217,000 in unrecognized compensation cost related to nonvested share based compensation. That cost is expected to be recognized over a period of 2.8 years.

Cash received from option exercise under all share-based payment arrangements for the three month period ended March 31, 2006 was $61,000. The actual tax benefit in stockholders equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $18,000 for the three months ended March 31, 2006.

Presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied in 2005.

Three Months Ended March 31, 2005
(Amounts in thousands, except per share data)
Net income:
As reported	$641
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	32

Pro forma	$609

Basic earnings per share:
As reported	$.14
Pro forma	.13
Diluted earnings per share:
As reported	$.13
Pro forma	.12

NOTE F – SUBSEQUENT EVENTS

On April 6, 2006, the Company entered into a definitive agreement to acquire Port City Capital Bank in Wilmington, North Carolina. Port City Capital Bank will become a wholly-owned banking subsidiary of Crescent Financial Corporation operating under its current name and with its current board of directors and management. Each share of common stock of Port City Capital Bank will be exchanged for 2.262 shares of common stock of Crescent Financial Corporation, as adjusted for the 15% stock dividend, and $3.30 in cash resulting in a total transaction value of $39.26 million. The transaction is subject to approval by the shareholders of Crescent Financial Corporation and Port City Capital Bank and banking regulators. The parties anticipate closing of the transaction by the early part of the fourth quarter 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the periods ended March 31, 2006 and 2005. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2006 AND

DECEMBER 31, 2005

Total assets at March 31, 2006 were $445.0 million compared with $410.8 million at December 31, 2005. Earning assets represented 94% of total assets as of both dates and totaled $418.4 million at March 31, 2006 compared with $386.1 million at December 31, 2005. Components of earning assets at March 31, 2006 are $355.8 million in gross loans, $62.0 million in investment securities and Federal Home Loan Bank (FHLB) stock and $571,000 in interest bearing deposits with correspondent banks. Earning assets at December 31, 2005 included $328.3 million in gross loans, $57.7 million in investment securities and FHLB stock and $69,000 in overnight investments. Total deposits and stockholders’ equity at March 31, 2006 were $349.6 million and $42.4 million, respectively, compared to $322.1 million and $41.5 million at December 31, 2005.

Gross loans outstanding at March 31, 2006 increased by $27.5 million or 8% to $355.8 million compared to $328.3 million reported at December 31, 2005. The composition of the loan portfolio, by category, as of March 31, 2006 is 54% commercial mortgage loans, 15% commercial loans, 14% construction loans, 10% home equity loans and lines, 5% residential mortgage loans and 2% consumer loans. The commercial mortgage category showed the most growth increasing $19.7 million from $173.7 million at December 31, 2005 to $193.4 million at March 31, 2006. Construction and development loans experienced a net increase of $2.2 million, growing from $46.4 million at year end to $48.6 million at March 31, 2006. The commercial loan portfolio increased by $1.9 million from $52.7 million at year-end 2005 to $54.6 million at March 31, 2006. Home equity loans and lines increased by $1.7 million during the first three months of 2006 from $34.9 million at December 31, 2005 to $36.6 million at March 31, 2006. Residential mortgage loans grew $2.0 million from $14.9 million to $16.9 million. The consumer loan portfolio increased by $76,000 during the three-month period. The composition of the loan portfolio, by category, as of December 31, 2005 was 53% commercial mortgage loans, 16% commercial loans, 14% construction loans, 11% home equity loans and lines, 5% residential real estate mortgage loans and 2% consumer loans.

The Company had an allowance for loan losses at March 31, 2006 of $4.6 million or 1.30% of total outstanding loans compared to $4.4 million or 1.33% of total outstanding loans at December 31, 2005. At March 31, 2006, there were three loans totaling $19,000 in non-accrual status. There were no loans past due 90 days or more and still accruing interest at March 31, 2006. Non-performing loans as a percentage of total loans at March 31, 2006 were 0.01%. There were three loans totaling $26,000 in non accrual status at December 31, 2005. There were no loans past due 90 days or more and still accruing interest at December 31, 2005. Non-performing loans as a percentage of total loans at December 31, 2005 were 0.01%. For a more detailed discussion, see the section entitled Non-Performing Assets.

The Company has investment securities with an amortized cost of $60.6 million at March 31, 2006. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $59.3 million compared with $55.6 million at year-end 2005. The Company’s investment in debt securities at March 31, 2006, consists of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and trust preferred securities. The increase during the first three months of 2006 was the net result of $5.3 million in new purchases less $1.3 million in principal re-payments, a $243,000 decline in the fair value of the portfolio and $11,000 in net amortization of premiums.

The Company owned $2.7 million of Federal Home Loan Bank stock at March 31, 2006 compared to $2.1 million at December 31, 2005.

There were no Federal funds sold at March 31, 2006 or December 31, 2005.

Interest-earning deposits held at correspondent banks increased by approximately $502,000 from $69,000 at December 31, 2005 to $571,000 at March 31, 2006. The increase represents principal and interest payments from the investment portfolio waiting to be re-invested.

Non-earning and other assets increased by approximately $2.2 million between December 31, 2005 and March 31, 2006. Non-interest bearing cash due from banks increased by $1.2 million during the three months ended March 31, 2006. Cash and due from banks includes amounts represented by checks in the process of being collected through the Federal Reserve payment system. Funds represented by these checks were not yet collected and therefore could not be invested overnight. The outgoing cash letter in transit on March 31, 2006 was more than $6.5 million. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows. During the first quarter of 2006, $425,000 was invested in non marketable equity securities, while there was only $37,500 invested in the first quarter of 2005. Categories of other assets experiencing increases between December 31, 2005 and March 31, 2006 include interest receivable, bank premises and equipment, deferred tax asset and cash surrender value on bank owned life insurance.

Total deposits increased by $27.5 million between December 31, 2005 and March 31, 2006 from $322.1 million to $349.6 million. The largest increase occurred in the time deposit category, which grew by $19.9 million to $198.1 million at March 31, 2006 from $178.2 million at year end 2005. Increases to other deposit categories were as follows: money market account balances increased by $2.3 million from $45.8 million to $48.1 million, non-interest bearing demand deposits increased by $3.1 million from $46.8 million to $49.9 million and savings increased by $2.7 million from $9.4 million to $12.1 million. Interest-bearing demand deposits decreased by $560,000 from $41.9 million to $41.4 million. The decline is due in part to the changes in interest rates over the past fifteen months causing a shift in deposit mix.

Prior to July 2004, the interest rate paid on our premium interest-bearing checking account product was higher than the rates paid on savings and money market accounts. Customers seeking to earn a higher rate on liquid deposits shifted money from the traditional savings products to the interest-bearing checking product. As interest rates have increased, rates on the savings and money market product types have risen more sharply than the rate on the premium interest-bearing checking account. As a result, customers have begun shifting deposits back to the more traditional savings products.

The Company has several deposit relationships with real estate settlement attorneys. Due to the nature of these relationships, deposits balances for these accounts can increase significantly at each month end. The degree of account balance fluctuation is dependent on many factors such as the level of mortgage interest rates, the level of residential mortgage activity and the time of year. The balances in these real estate settlement deposit accounts were $11.5 million and $13.7 million at March 31, 2006 and December 31, 2005, respectively.

The composition of the deposit base, by category, at March 31, 2006 is as follows: 57% time deposits, 14% non-interest-bearing demand deposits, 14% money market, 12% interest-bearing demand deposits, and 3% statement savings. The composition of the deposit base, by category, at December 31, 2005 was 55% time deposits, 15% non-interest-bearing demand deposits, 13% interest-bearing demand deposits, 14% money market and 3% statement savings. Time deposits of $100,000 or more totaled $137.5 million at March 31, 2006 compared to $118.5 million at December 31, 2005. The Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds priced competitively with FHLB borrowings, but do not require collateralization like FHLB borrowings. Brokered deposits were $83.9 million at March 31, 2006 compared with $68.0 million at December 31, 2005.

The Company had $40.2 million of long-term debt outstanding at March 31, 2006 compared to $30.2 million at December 31, 2005. The long-term debt is comprised of $32.0 million in FHLB term advances and $8.2 million in junior subordinated debt. Short-term borrowings decreased by $4.2 million during the three months of 2006 to $10.8 million from $15.0 million. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year, Federal funds purchased from correspondent banks and securities sold under a repurchase agreement. Securities sold under repurchase agreements generally mature within one to four days from the transaction date.

Accrued interest payable and other liabilities decreased by $13,000 and was $2.0 million at both March 31, 2006 and December 31, 2005.

Between December 31, 2005 and March 31, 2006, total stockholders’ equity rose by $948,000. The increase resulted from net income for the first three months of $982,000 plus $79,000 in new stock issuance pursuant to the exercise of stock options and $36,000 less unrealized losses on available for sale securities of $149,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED

MARCH 31, 2006 AND 2005

Net Income. Net income for the three-month period ending March 31, 2006 was $982,000 or $0.16 per diluted share compared with $641,000 or $0.13 per diluted share for the three-month period ended March 31, 2005. Annualized return on average assets was 0.93% and 0.76% for the two periods ended March 31, 2006 and 2005, respectively. The improvement in return on average assets is primarily due to the increase in earnings resulting from a higher volume of earning assets and the rising interest rate environment. Return on average equity for the current period was 9.38% compared to 9.50% for the prior period. Return on average equity for the current period decreased due to increased equity resulting from the public offering in the fourth quarter of 2005.

Net Interest Income. Net interest income increased by over $1.0 million or 34% from $3.0 million for the prior three-month period to $4.1 million for the three-month period ended March 31, 2006. Total interest income for the current three month period benefited from a higher volume of earning assets and a higher yield earned on those assets. Total interest expense from deposits and other borrowings increased due to growth in interest-bearing liabilities needed to fund the higher volume of assets and an increase in short-term interest rates. The Company’s net interest margin increased due to a rising interest rate environment which improved the spread between the yield on earning assets and the cost of interest-bearing liabilities.

Total average earning assets increased $82.1 million or 26% from an average of $321.8 million for the prior year three-month period to an average of $403.9 million for the three-month period ended March 31, 2006. The average balance of loans outstanding during the current quarter was $343.8 million, a 30% increase over the $265.3 million of average outstanding loans for the prior period. The average balance of the investment securities portfolio for the three-month period ended March 31, 2006 was $59.7 million, increasing by $4.8 million or 9% compared to an average of $54.9 million at March 31, 2005. The average balance of federal funds sold and other earning assets decreased to $411,000 for the current three-month period compared to $1.5 million for the prior period.

Average interest-bearing liabilities increased by $63.7 million or 23% from $275.2 million for the quarter ended March 31, 2005 to $338.9 million for the current quarter. Of the $63.7 million increase in total interest-bearing liabilities, total interest-bearing deposits increased by $52.0 million or 22% from $235.6 million to $287.6 million. Time deposits experienced the largest increase averaging $192.3 million during the current year period compared to $156.8 million for the prior period. Total borrowings increased by 30% or $11.7 million from $39.6 million to $51.3 million.

Total interest income increased by $2.3 million for the current three-month period compared to the same period from the prior year. The increase was the result of an additional $1.4 million due to the growth in total average earning assets and a $943,000 increase due to higher yields realized on earning assets. Total interest expense for the current period rose by $1.3 million compared to prior period. The increase was the result of a $475,000 increase due to growth in interest-bearing funds and a $832,000 increase due to the higher interest rate environment.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended March 31, 2006 was 4.09% compared to 3.84% for the three-month period ended March 31, 2005. The average yield on earning assets for the current three-month period increased 113 basis points to 7.13% compared with 6.00% for the prior year period, while the average cost of interest-bearing funds increased by 109 basis points to 3.62% from 2.53%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased by 4 basis points from 3.47% for the quarter ended March 31, 2005 to

3.51% for the quarter ended March 31, 2006. The percentage of interest earning assets to average interest-bearing liabilities increased from 116.93% for the prior year period to 119.19% for the three months ended March 31, 2006.

Between July 1, 2004 and March 31, 2006, the Federal Reserve (the “Fed”) increased short-term interest rates 375 basis points. Prior to the increases, the Company had made an effort to structure its balance sheet to take advantage of a rising interest rate environment. While the current rate environment has resulted in an increase in the net interest margin, the magnitude of the increase has been less than we would have anticipated. Approximately 58% of the Company’s loan portfolio carries variable rate pricing based on the Prime lending rate. Each time the Fed increases rates, the rate on 58% of the Company’s loan balances increases. As short-term interest rates have risen, intermediate and long-term rates have not risen to the same extent. This has resulted in a flattening of the interest rate yield curve. Of the $27.5 million increase in loan outstandings since December 31, 2005, $19.7 million has come in the commercial real estate category. Due to the nature of the collateral and the competitive marketplace, this type of loan typically receives very favorable fixed-rate pricing off the intermediate to long end of the yield curve. Therefore, interest rates on new commercial real estate loans are only slightly higher than one year ago. The volume of new loan originations has outpaced the generation of lower cost core deposits causing the Company to rely more heavily on borrowed funds and brokered certificates of deposit. As interest rates plateau or decline, the margin may begin to shrink. The Company should continue to experience marginal benefit from a moderately rising rate environment.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended March 31, 2006 was $270,000 compared to $204,000 for the same period in 2005. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increase in the loan loss provision is primarily due to loan growth in the third quarter of 2005, although the analysis discussion outlines additional factors impacting the provision. The allowance for loan losses was $4.6 million at March 31, 2006, representing 1.30% of total outstanding loans.

Non-Interest Income. For the three-month period ended March 31, 2006, non-interest income increased by more than $51,000 to $596,000 compared to $544,000 for the same period in 2005.

Total loan origination fees decreased $34,000 to $169,000 for the current period from $203,000 from the prior period, mostly due to mortgage origination fees which decreased by $27,000 to $145,000 for the current period from $172,000 for the prior period. Income from mortgage origination fees tends to increased during the summer months; however this may be mitigated in 2006 due to the rising rate environment, and thus a slowdown in home buying. Customer service fees on deposit accounts increased by $81,000 from $193,000 to $274,000. Fees from brokerage referrals declined by $16,000; however in 2005, commissions were recorded gross and in 2006, the commissions are net of all related expenses. Other miscellaneous fees in 2005 had losses from foreclosures of $9,000 while there were none in 2006.

Non-Interest Expenses. Non-interest expenses were $2.9 million for the three-month period ended March 31, 2006 compared with $2.4 million for the same period ended March 31, 2005. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense increased by $267,000 or 20% to $1.6 million for the current year period compared to $1.3 million for the same period in the prior year. The expansion into the Sanford, Garner and Raleigh, North Carolina markets and the addition of certain support staff has increased personnel costs. Management anticipates personnel expense to continue to increase as we identify new opportunities for expansion.

Occupancy and equipment expenses increased by $78,000 or 20% from $392,000 for the three-month period ended March 31, 2005 to $469,000 for the current year period. In the past twelve months we moved one branch office from a temporary to a permanent location, a loan production and branch office opened in two new markets, and support staff was moved into a new Operations Center in Cary, North Carolina. Data processing costs increased by $29,000 or 19% to $183,000 for the current period from $154,000 for the prior year period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes. The added costs of installing and maintaining data communications lines to the new branch and operations facilities are also considered data processing expenses. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $74,000 to $650,000 for the first quarter of 2006 compared with $575,000 for the prior year quarter. The increase was primarily a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $547,000 for the three-months ended March 31, 2006 compared with $320,000 for the prior year period. The effective tax rate for the three-month period ended March 31, 2006 was 35.7% compared with 33.3% for the prior year period. The increase in the effective tax rate is attributable to a smaller percentage of income coming from tax exempt sources and the non-tax deductibility of the expensing of the fair value of stock options pursuant to FASB 123R.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company’s assets and liabilities for the three-month periods ended March 31, 2006 and 2005. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance. For purposes of the analysis, Federal Home Loan Bank stock is included in Investment Securities totals.

Average Balances, Interest and Average Yields/Cost

(Dollars in Thousands)

	For the Three Months Ended March 31,
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earnings assets
Loan portfolio	$343,818	$6,433	7.59%	$265,337	$4,186	6.40%
Investment securities	59,718	663	4.44%	54,947	569	4.14%
Fed funds and other interest-earning assets	411	5	4.93%	1,482	9	2.46%

Total interest-earning assets	403,947	7,101	7.13%	321,766	4,764	6.00%
Noninterest-bearing assets	24,568			20,612

Total Assets	$428,515			$342,378

Interest-bearing liabilities
Interest-bearing NOW	$38,758	147	1.54%	$39,076	78	0.81%
Money market and savings	56,580	426	3.05%	39,701	156	1.59%
Time deposits	192,286	1,818	3.83%	156,827	1,113	2.88%
Short-term borrowings	20,147	233	4.69%	2,788	17	2.47%
Long-term debt	31,137	403	5.25%	36,781	356	3.84%

Total interest-bearing liabilities	338,908	3,027	3.62%	275,173	1,720	2.53%
Non-interest bearing deposits	45,515			38,884
Other liabilities	1,622			950

Total Liabilities	386,045			315,007
Stockholders’ Equity	42,470			27,371

Total Liabilities & Stockholders’ Equity	$428,515			$342,378

Net interest income		$4,074			$3,044

Interest rate spread			3.51%			3.47%

Net interest-margin			4.09%			3.84%

Percentage of average interest-earning assets to average interest-bearing liabilities			119.19%			116.93%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2006 and 2005. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated proportionately to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis

	Three Months Ended March 31, 2006 vs. 2005 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	1,353	894	2,247
Investment Securities	51	43	94
Fed funds and other interest-earning assets	(10)	6	(4)

Total interest-earning assets	1,394	943	2,337

Interest Expense
Interest-bearing NOW	(1)	70	69
Money market and savings	97	173	270
Time deposits	293	412	705
Short-term borrowings	153	63	216
Long-term debt	(67)	114	47

Total interest-bearing liabilities	475	832	1,307

Net interest income	919	111	1,030

NONPERFORMING ASSETS

The table below sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At March 31,		At December 31,
	2006	2005	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$19	$84	$26	$5
Restructured loans	—	—	—	—

Total nonperforming loans	19	84	26	5

Real estate owned	22	—	22	245
Repossessed assets	—	—	—	48

Total nonperforming assets	$41	$84	$48	$298

Accruing loans past due 90 days or more	$—	$—	$—	$—
Allowance for loan losses	4,621	3,876	4,351	3,668
Nonperforming loans to period end loans	0.01%	0.03%	0.01%	0.00%
Allowance for loan losses to period end loans	1.30%	1.39%	1.33%	1.42%
Allowance for loan losses to nonperforming loans	24,078.05%	4,614.29%	16,734.62%	78,577.55%
Nonperforming assets to total assets	0.01%	0.02%	0.01%	0.09%

Nonperforming assets and loans past due 90 days or more to total assets	0.01%	0.02%	0.01%	0.09%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At March 31, 2006, we identified four loans in the aggregate amount of $694,000 as potential problem loans. Management has evaluated these credits and estimated the potential losses net of the collateral value for these loans. A specific amount has been reserved in the allowance for loan losses for this total exposure amount.

At March 31, 2006, there was one foreclosed property valued at $22,000 and three nonaccrual loans totaling $19,000. Foreclosed property is valued at the lower of appraised value or the outstanding loan balance. Interest foregone on nonaccrual loans for the three-month period ended March 31, 2006 was approximately $705. There were no foreclosed properties at March 31, 2005 and three non-accrual loans in the aggregate amount of $84,000. Interest foregone on non-accrual loans for the three-month period ended March 31, 2005 was approximately $1,300.

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

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. For the three-month period ended March 31, 2006, there were no net loan charge-offs and $19,000 in non-accrual loans compared with $4,000 in net loan recoveries and $84,000 in non accrual loans at March 31, 2005. The allowance for loan losses at March 31, 2006 was $4.6 million, which represents 1.30% of total outstanding loans compared to $3.9 million and 1.39% for the prior year. The allowance for loan losses as a percentage of total outstanding loans declined from the prior year primarily due to improvement in the asset quality of the portfolio.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses

	At March 31, 2006		At December 31, 2005
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Residential real estate loans	$94	4.74%	$90	4.54%
Home equity loans and lines	243	10.27%	201	10.62%
Commercial mortgage loans	2,573	54.37%	1,876	52.92%
Construction loans	594	13.69%	735	14.17%
Commercial and industrial loans	980	15.31%	1,138	16.03%
Loans to individuals	137	1.62%	311	1.72%

Total allowance	$4,621	100.00%	$4,351	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Three-Month Period Ended March 31,
	2006	2005
	(Dollars in thousands)
Balance at the beginning of the year	$4,351	$3,668
Charge-offs:
Loans to individuals	—	6

Total charge-offs	—	6

Recoveries	—	10

Net charge-offs (recoveries)	—	(4)
Provision for loan losses	270	204

Balance at the end of the year	$4,621	$3,876

Total loans outstanding at period-end	$355,806	$278,279
Average loans outstanding for the period	$343,818	$265,337
Allowance for loan losses to total loans outstanding	1.30%	1.39%
Ratio of net charge-offs to average loans outstanding	0.00%	0.00%

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

As of March 31, 2006, liquid assets (cash and due from banks, interest-earning deposits with banks and investment securities available for sale) were approximately $70.4 million, which represents 16% of total assets and 20% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $128.8 million of which $42.5 million is outstanding at March 31, 2006. At March 31, 2006, outstanding commitments for undisbursed lines of credit, letters of credit and undisbursed investment commitments amounted to approximately $103.1 million. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings. Certificates of deposits represented 57% of the Company’s total deposits at March 31, 2006 compared with 55% at December 31, 2005. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 39% and 37% of the Company’s total deposits at March 31, 2006 and December 31, 2005, respectively. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent State Bank must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At March 31, 2006, the Bank’s equity to asset ratio was 9.53%. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. The Bank’s ratios of Tier I capital to risk-weighted assets and total capital to risk-based assets at March 31, 2006 were 9.11% and 10.25%, respectively. The Company is also required to maintain capital adequacy ratios. At March 31, 2006, the Company’s ratios of Tier 1 capital to risk-weighted assets and total capital to risk-based assets were 11.70% and 12.84%, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest earning assets and interest bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest earning assets and liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2005.

Item 4. Controls and Procedures

Crescent Financial Corporation’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the company’s Chief Executive Officer and Principal Financial Officer concluded that the company’s disclosure controls and procedures were effective, as of March 31, 2006, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Company’s internal controls during the quarter ended March 31, 2006 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1a. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

CRESCENT FINANCIAL CORPORATION

Date: May 12, 2006	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

Date: May 12, 2006	By:	/s/ Bruce W. Elder
Bruce W. Elder
Principal Financial Officer