Form 10-Q
period 2006-06-30
CRESCENT FINANCIAL CORP
filed 2006-08-14
CIK 1143921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Common Stock, $1.00 par value

5,798,340 shares outstanding as of August 11, 2006

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005*
ASSETS

Cash and due from banks	$12,262,712	$9,402,960
Interest earning deposits with banks	207,310	68,547
Federal funds sold	8,738,000	—
Investment securities available for sale at fair value	64,396,874	55,550,261
Loans	365,173,675	328,321,640
Allowance for loan losses	(4,772,000)	(4,351,000)

NET LOANS	360,401,675	323,970,640
Accounts receivable	2,146,103	1,768,029
FHLB Stock	3,071,700	2,133,400
Bank premises and equipment	5,066,997	4,844,056
Investment in life insurance	5,582,829	5,483,313
Goodwill	3,600,298	3,600,298
Other assets	5,288,332	3,966,671

TOTAL ASSETS	$470,762,830	$410,788,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$52,178,944	$46,829,792
Savings	33,664,008	9,364,576
Money market and NOW	85,342,489	87,695,273
Time	198,443,917	178,191,149

TOTAL DEPOSITS	369,629,358	322,080,788

Short-term borrowings	16,000,000	14,964,153
Long-term debt	40,248,000	30,248,000
Accrued expenses and other liabilities	1,921,936	2,038,020

TOTAL LIABILITIES	427,799,294	369,330,961
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding;	—	—
Common stock, $1 par value, 20,000,000 shares authorized; 5,798,240 shares outstanding June 30, 2006; 5,026,394 shares outstanding December 31, 2005	5,798,240	5,026,394
Additional paid-in capital	28,829,144	29,405,559
Retained earnings	9,692,969	7,707,054
Accumulated other comprehensive loss (Note D)	(1,356,817)	(681,793)

TOTAL STOCKHOLDERS’ EQUITY	42,963,536	41,457,214
COMMITMENTS (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$470,762,830	$410,788,175

*	Derived from audited consolidated financial statements.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Six Months Ended June 30, 2006 and 2005

	Three-month Periods Ended June 30,		Six-month Periods Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans	$7,018,938	$4,814,378	$13,452,263	$9,000,256
Investment securities available for sale	724,415	566,043	1,387,627	1,135,347
Fed funds sold and interest-bearing deposits	51,218	13,842	55,846	22,794

TOTAL INTEREST INCOME	7,794,571	5,394,263	14,895,736	10,158,397

INTEREST EXPENSE
Deposits	2,830,884	1,619,288	5,222,138	2,966,135
Short-term borrowings	212,964	45,477	445,444	62,936
Long-term debt	534,236	404,614	937,268	760,795

TOTAL INTEREST EXPENSE	3,578,084	2,069,379	6,604,850	3,789,866

NET INTEREST INCOME	4,216,487	3,324,884	8,290,886	6,368,531
PROVISION FOR LOAN LOSSES	164,341	302,602	434,641	506,554

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,052,146	3,022,282	7,856,245	5,861,977

NON INTEREST INCOME
Mortgage origination revenue and other loan fees	188,574	195,502	357,394	398,087
Fees on deposit accounts	307,876	242,249	625,543	479,511
Earnings on life insurance	56,916	57,225	113,261	113,733
Gain on sale of securities	—	538	—	538
Loss on sale or disposal of assets	—	—	(127)	(8,897)
Other	66,100	87,869	119,071	144,737

TOTAL NON-INTEREST INCOME	619,466	583,383	1,215,142	1,127,709

NON INTEREST EXPENSES
Salaries and employee benefits	1,669,940	1,369,661	3,239,049	2,672,214
Occupancy and equipment	489,213	439,792	958,531	831,358
Data processing	185,653	161,707	368,445	315,625
Other	759,239	643,175	1,408,847	1,218,373

TOTAL NON-INTEREST EXPENSES	3,104,045	2,614,335	5,974,872	5,037,570

INCOME BEFORE INCOME TAXES	1,567,567	991,330	3,096,515	1,952,116

INCOME TAXES	564,100	338,100	1,110,600	657,900

NET INCOME	$1,003,467	$653,230	$1,985,915	$1,294,216

NET INCOME PER COMMON SHARE (Note C)
Basic	$0.17	$0.14	$0.34	$0.27

Diluted	$0.17	$0.13	$0.33	$0.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note C)
Basic	5,793,021	4,732,274	5,789,643	4,726,737

Diluted	6,025,727	5,024,364	6,018,792	5,012,909

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,985,915	$1,294,216

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	343,277	305,957
Provision for loan losses	434,641	506,554
Deferred income taxes	(114,150)	—
Gain on sale of securities	—	(538)
Loss on sale or disposal of assets	127	8,897
Net amortization of premiums on securities	17,321	44,776
Net increase in cash value of life insurance	(99,516)	(101,054)
Stock based compensation	71,536	—
Change in assets and liabilities:
Increase in accrued interest receivable	(378,073)	(184,363)
(Increase) decrease in other assets	(784,041)	53,281
Increase in accrued interest payable	253,111	146,768
Increase in other liabilities	932,206	526,155
Payment of income taxes	(1,321,500)	(563,000)

TOTAL ADJUSTMENTS	(645,061)	743,433

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,340,854	2,037,649

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(12,820,461)	(3,757,166)
Proceeds from sales of securities available for sale	—	1,936,929
Principal repayments of securities available for sale	2,858,032	2,892,018
Proceeds from disposal of foreclosed assets	—	283,703
Purchase of Federal Home Loan Bank stock	(938,300)	(654,700)
Net increases in loans	(36,865,677)	(43,757,891)
Purchases of premises and equipment	(566,344)	(906,999)

NET CASH USED BY INVESTING ACTIVITIES	(48,332,750)	(43,964,106)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits
Non-interest bearing	5,349,153	7,503,073
Savings	24,299,432	636,414
Money market and NOW	(2,352,784)	20,816,748
Time Deposits	20,252,768	20,265,364
Net increase in short-term borrowings	1,035,847	906,181
Net increase in long-term debt	10,000,000	10,000,000
Proceeds from stock options exercised	133,372	117,579
Net cash paid in lieu of fractional shares	(9,477)	—
Excess tax benefits from stock options exercised	20,100	25,100

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,728,411	60,270,459

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,736,515	18,344,002

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,471,507	5,677,218

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,208,022	$24,021,220

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six-month periods ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”) and its wholly owned subsidiary, Crescent State Bank (the “Bank”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2005 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At June 30, 2006, commitments are as follows

Undisbursed lines of credit	$105,400,000
Stand-by letters of credit	5,478,000
Undisbursed commitment to purchase additional investment in Small Business Investment Corporation	125,000

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Weighted average number of shares used in computing basic net income per share	5,793,021	4,732,274	5,789,643	4,726,737
Effect of dilutive stock options	232,706	292,090	229,149	286,172

Weighted average number of shares used in computing diluted net income per share	6,025,727	5,024,364	6,018,792	5,012,909

As of June 30, 2006, there were 1,725 options that were anti-dilutive. As of June 30, 2005, there were 10,350 options that were anti-dilutive.

NOTE D - COMPREHENSIVE INCOME

For the three months ended June 30, 2006 and 2005, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $478,000 and $1,151,000, respectively. For the six months ended June 30, 2006 and 2005, total comprehensive income was $1,311,000 and $1,247,000, respectively.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company has two share-based compensation plans in effect at June 30, 2006. The compensation cost that has been charged against income for those plans was approximately $71,500 for the six months ended June 30, 2006 and $35,100 for the three months ended June 30, 2006.

In 1999, the Company implemented the 1999 Employee Stock Option Plan, as amended, which authorized the Board of Directors to grant up to 615,900 of stock options to employees and officers of the company. Options granted under the 1999 Employee Stock Option Plan have a term of up to ten years from the date of grant. Options are vested 25% at the date of grant and an additional 25% at each of the next three anniversary dates. Options under this plan are granted at a price equal to the fair market value at the date of grant.

In 1999, the Company implemented the 1999 Director Stock Option, as amended, which authorized the Board of Directors to grant 383,228 non-qualified stock options to directors of the Company. Options granted under the 1999 Director Stock Option Plan have a term of up to ten years from the date of grant. The options were granted at the fair market value of the stock at the date of grant and vested immediately.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company’s stock price based upon the previous 3 years trading history. The expected term of the options is based upon the average life of previously issued stock options. No options were granted during the six-months ended June 30, 2006. There were 10,350 options granted during the six-months ended June 30, 2005.

A summary of option activity under the stock option plans as of June 30, 2006, and changes during the six month period ended June 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	550,102	$5.84

Exercised	(18,520)	$6.12

Authorized	—	—

Forfeited	(10,741)	$13.13

Granted	—	—

Outstanding at June 30, 2006	520,841	$5.68	4.49 Years	$4,267,000
Exercisable at June 30, 2006	484,636	$5.28	4.49 Years	$4,170,000

For the six months ended June 30, 2006, the intrinsic value of options exercised was approximately $137,000. The fair value of options vested during the six month period ended June 30, 2006 was approximately $71,500. As of June 30, 2006 there was $173,000 in unrecognized compensation cost related to non vested share based compensation. That cost is expected to be recognized over a period of 2.5 years.

Cash received from option exercise under all share-based payment arrangements for the six month period ended June 30, 2006 was $113,000. The actual tax benefit in stockholders equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $20,000 for the six months ended June 30, 2006.

Presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied in 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Amounts in thousands, except per share data)
Net income:
As reported	$653	$1,294
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	32	64

Pro forma	$621	$1,230

Basic earnings per share:
As reported	$.14	$.27
Pro forma	.13	.26

Diluted earnings per share:
As reported	$.13	$.26
Pro forma	.12	.25

NOTE F – SUPPLEMENTAL DISCLOSURE

On April 6, 2006, the Company entered into a definitive agreement to acquire Port City Capital Bank in Wilmington, North Carolina. Port City Capital Bank will become a wholly-owned banking subsidiary of Crescent Financial Corporation operating under its current name and with its current board of directors and management. Each share of common stock of Port City Capital Bank will be exchanged for 2.262 shares of common stock of Crescent Financial Corporation, as adjusted for the 15% stock dividend, and $3.30 in cash resulting in a total transaction value of $39.26 million. The transaction has been approved by the shareholders of Crescent Financial Corporation and Port City Capital Bank, as well as the North Carolina Commissioner of Banks. As of August 8th, approval is still pending from the Federal Deposit Insurance Corporation. The parties anticipate closing of the transaction on August 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the periods ended June 30, 2006 and 2005. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2006

AND DECEMBER 31, 2005

Total assets at June 30, 2006 were $470.8 million compared with $410.8 million at December 31, 2005. Earning assets represented 93% of total assets as of both dates and totaled $441.6 million at June 30, 2006 compared with $386.1 million at December 31, 2005. Components of earning assets at June 30, 2006 are $365.2 million in gross loans, $67.5 million in investment securities and Federal Home Loan Bank (FHLB) stock, $8.7 million in federal funds sold, and $207,000 in interest bearing deposits with correspondent banks. Earning assets at December 31, 2005 included $328.3 million in gross loans, $57.7 million in investment securities and FHLB stock and $69,000 in overnight investments. Total deposits and stockholders’ equity at June 30, 2006 were $369.6 million and $43.0 million, respectively, compared to $322.1 million and $41.5 million at December 31, 2005.

Gross loans outstanding at June 30, 2006 increased by $36.9 million or 11% to $365.2 million compared to $328.3 million reported at December 31, 2005. The composition of the loan portfolio, by category, as of June 30, 2006 is 55% commercial mortgage loans, 15% commercial loans, 13% construction loans, 10% home equity loans and lines, 5% residential mortgage loans and 2% consumer loans. The commercial mortgage category showed the most growth increasing $26.6 million from $173.7 million at December 31, 2005 to $200.3 million at June 30, 2006. Residential mortgage loans grew $3.3 million from $14.9 million to $18.2 million. The commercial loan portfolio increased by $2.7 million from $52.7 million at year-end 2005 to $55.4 million at June 30, 2006. Construction and development loans experienced a net increase of $2.2 million, growing from $46.4 million at year end to $48.6 million at June 30, 2006. Home equity loans and lines increased by $1.9 million during the first six months of 2006 from $34.9 million at December 31, 2005 to $36.8 million at June 30, 2006. The consumer loan portfolio increased by $163,000 during the six-month period. The composition of the loan portfolio, by category, as of December 31, 2005 was 53% commercial mortgage loans, 16% commercial loans, 14% construction loans, 11% home equity loans and lines, 4% residential real estate mortgage loans and 2% consumer loans.

The Company had an allowance for loan losses at June 30, 2006 of $4.8 million or 1.31% of total outstanding loans compared to $4.4 million or 1.33% of total outstanding loans at December 31, 2005. At June 30, 2006, there were three loans totaling $263,000 in non-accrual status. There were no loans past due 90 days or more and still accruing interest at June 30, 2006. Non-performing loans as a percentage of total loans at June 30, 2006 were 0.07%. There were three loans totaling $26,000 in non accrual status at December 31, 2005. There were no loans past due 90 days or more and still accruing interest at December 31, 2005. Non-performing loans as a percentage of total loans at December 31, 2005 were 0.01%. For a more detailed discussion, see the section entitled Non-Performing Assets.

The Company has investment securities with an amortized cost of $66.6 million at June 30, 2006. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $64.4 million compared with $55.6 million at year-end 2005. The Company’s investment in debt securities at June 30, 2006, consists of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and trust preferred securities. The increase during the first six months of 2006 was the net result of $12.8 million in new purchases less $2.9 million in principal re-payments, a $1.1 million decline in the fair value of the portfolio and $17,000 in net amortization of premiums.

The Company owned $3.1 million of Federal Home Loan Bank stock at June 30, 2006 compared to $2.1 million at December 31, 2005.

There were $8.7 million in Federal funds sold at June 30, 2006 and none at December 31, 2005.

Interest-earning deposits held at correspondent banks increased by approximately $139,000 from $69,000 at December 31, 2005 to $207,000 at June 30, 2006. The increase represents principal and interest payments from the investment portfolio waiting to be re-invested.

Non-earning and other assets increased by approximately $4.9 million between December 31, 2005 and June 30, 2006. Non-interest bearing cash due from banks increased by $2.9 million during the six months ended June 30, 2006. Cash and due from banks includes amounts represented by checks in the process of being collected through the Federal Reserve payment system. Funds represented by these checks were not yet collected and therefore could not be invested overnight. The outgoing cash letter in transit on June 30, 2006 was more than $7.9 million, compared to $5.7 million on December 31, 2005. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows. During the first six months of 2006, $425,000 was invested in non marketable equity securities, while there was only $37,500 invested in the first six months of 2005. Categories of other assets experiencing increases between December 31, 2005 and June 30, 2006 include interest receivable, bank premises and equipment, deferred tax asset and cash surrender value on bank owned life insurance.

Total deposits increased by $47.5 million between December 31, 2005 and June 30, 2006 from $322.1 million to $369.6 million. The largest increase occurred in the savings category, which grew by $24.3 million to $33.7 million at June 30, 2006 from $9.4 million at year end 2005. The increase was due to a new savings product, offering a highly competitive rate of interest, which was first introduced in May 2006. Increases to other deposit categories were as follows: time deposit account balances increased by $20.3 million from $178.2 million to $198.4 million, non-interest bearing demand deposits increased by $5.3 million from $46.8 million to $52.2 million. Interest-bearing demand deposits decreased by $1.8 million from $41.9 million to $40.1 million and money market accounts decreased by $500,000 from $45.8 million to $45.3 million. There was a shift from interest-bearing demand and money market due to the introduction of the new statement savings products.

The Company has several deposit relationships with real estate settlement attorneys. Due to the nature of these relationships, deposits balances for these accounts can increase significantly at each month end. The degree of account balance fluctuation is dependent on many factors such as the level of mortgage interest rates, the level of residential mortgage activity and the time of year. The balances in these real estate settlement deposit accounts were $13.2 million and $13.7 million at June 30, 2006 and December 31, 2005, respectively. The monthly average balances in these attorney accounts were $8.3 million during June 2006 compared to $11.6 million for the month of December 2005.

The composition of the deposit base, by category, at June 30, 2006 is as follows: 54% time deposits, 14% non-interest-bearing demand deposits, 12% money market, 11% interest-bearing demand deposits, and 9% statement savings. The composition of the deposit base, by category, at December 31, 2005 was 55% time deposits, 15% non-interest-bearing demand deposits, 13% interest-bearing demand deposits, 14% money market and 3% statement savings. The growth in savings accounts is in response to the new product. This has brought in outside deposits as well as caused some adverse impact on other deposit categories as some internal customers move their money from interest-bearing demand and money market. Time deposits of $100,000 or more totaled $138.4 million at June 30, 2006 compared to $118.5 million at December 31, 2005. The Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds priced competitively with FHLB borrowings, but do not require collateralization like FHLB borrowings. Brokered deposits were $81.4 million at June 30, 2006 compared with $68.0 million at December 31, 2005.

The Company had $40.2 million of long-term debt outstanding at June 30, 2006 compared to $30.2 million at December 31, 2005. The long-term debt is comprised of $32.0 million in FHLB term advances and $8.2 million in junior subordinated debt. Short-term borrowings increased by $1.0 million during the six months of 2006 to $16.0 million from $15.0 million. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year and Federal funds purchased from correspondent banks.

Accrued interest payable and other liabilities decreased by $116,000 from $2.0 million at December 31, 2005 to $1.9 million at June 30, 2006.

Between December 31, 2005 and June 30, 2006, total stockholders’ equity rose by $1.5 million. The increase resulted from net income for the first six months of $2.0 million plus $133,000 in new stock issuance pursuant to the exercise of stock options and $72,000 in stock based compensation expense less unrealized losses on available for sale securities of $675,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS

ENDED JUNE 30, 2006 AND 2005

Net Income. Net income for the three-month period ending June 30, 2006 was $1.0 million or $0.17 per diluted share compared with $653,000 or $0.13 per diluted share for the three-month period ended June 30, 2005. Annualized return on average assets was 0.88% and 0.72% for the two periods ended June 30, 2006 and 2005, respectively. The improvement in return on average assets is primarily due to the increase in earnings resulting from a higher volume of earning assets and the rising interest rate environment. Return on average equity for the current period was 9.33% compared to 9.42% for the prior period. Return on average equity for the current period decreased due to increased equity resulting from the public offering in the fourth quarter of 2005.

Net Interest Income. Net interest income increased by $892,000 or 27% from $3.3 million for the prior three-month period to $4.2 million for the three-month period ended June 30, 2006. Total interest income for the current three month period benefited from a higher volume of earning assets and a higher yield earned on those assets. Total interest expense from deposits and other borrowings increased due to growth in interest-bearing liabilities which were used to fund the higher volume of assets along with an increase in short-term interest rates. The Company’s net interest margin increased from 3.88% to 3.95% due mainly to the rising interest rate environment.

Total interest income increased by $2.4 million for the current three-month period compared to the same period from the prior year. The increase was the result of an additional $1.4 million due to the growth in total average earning assets and a $960,000 increase due to higher yields realized on earning assets. Total interest expense for the current period rose by $1.5 million compared to prior period. The increase was the result of a $582,000 increase due to growth in interest-bearing funds and a $927,000 increase due to the higher interest rate environment.

Total average earning assets increased $84.2 million or 24% from an average of $343.6 million for the prior year three-month period to an average of $427.8 million for the three-month period ended June 30, 2006. The average balance of loans outstanding during the current quarter was $360.1 million, a $72.8 million or 25% increase over the $287.3 million of average outstanding loans for the prior period. The average balance of the investment securities portfolio for the three-month period ended June 30, 2006 was $63.5 million, increasing by $9.0 million or 16% compared to an average of $54.5 million at June 30, 2005. The average balance of federal funds sold and other earning assets increased to $4.2 million for the current three-month period compared to $1.9 million for the prior period.

Average interest-bearing liabilities increased by $67.2 million or 23% from $294.4 million for the quarter ended June 30, 2005 to $361.6 million for the current quarter. Of the $67.2 million increase in total interest-bearing liabilities, total interest-bearing deposits increased by $55.2 million or 22% from $249.4 million to $304.6 million. Time deposits experienced the largest increase averaging $201.9 million during the current year period compared to $168.9 million for the prior period. Total borrowings increased by 27% or $12.0 million from $44.9 million to $56.9 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended June 30, 2006 was 3.95% compared to 3.88% for the three-month period ended June 30, 2005. The average yield on earning assets for the current three-month period increased 101 basis points to 7.31% compared with 6.30% for the prior year period, while the average cost of interest-bearing funds increased by 115 basis points to 3.97% from 2.82%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased by 14 basis points from 3.48% for the quarter ended June 30, 2005 to 3.34% for the quarter ended June 30, 2006. The percentage of interest earning assets to average interest-bearing liabilities increased from 116.75% for the prior year period to 118.30% for the three months ended June 30, 2006.

Between July 1, 2004 and June 30, 2006, the Federal Reserve (the “Fed”) increased short-term interest rates 425 basis points. Prior to the increases, the Company had made an effort to structure its balance sheet to take advantage of a rising interest rate environment. While the current rate environment initially resulted in an increase in the net interest margin, the disparity between the increase in short-term and long-term rates, the added reliance on wholesale funding sources to accommodate loan growth, and an effort to realign the balance sheet to reduce the impact of falling rates, has now resulted in some margin contraction.

As short-term interest rates have risen, intermediate and long-term rates have not risen to the same extent. Between June 30, 2004 and June 30, 2006, short-term rates have risen 425 basis points while rates on the ten year Treasury Note have risen by only 45 basis points. This has resulted in a flattening of the interest rate yield curve. Of the $121.0 million in total net loan growth since June 30, 2004,

$85.0 million has come in the commercial real estate category. Due to the nature of the collateral and the competitive marketplace, this type of loan typically receives very favorable fixed-rate pricing off the intermediate to long end of the yield curve. Therefore, interest rates on new commercial real estate loans are only slightly higher than in July 2004. The increase in fixed rate lending has also caused the ratio of floating rate loans to total loans to decline from approximately 68% at June 30, 2004 to 56% at June 30, 2006. The decline in this ratio causes both a smaller positive impact in a rising rate environment and a smaller negative impact in a falling rate environment.

On the deposit side, where rates are more often associated with the short end of the yield curve, the cost of funds has risen more quickly. We have concentrated our efforts towards shortening the duration of our rate sensitive liabilities in preparation for the next interest rate cycle. Additionally, the volume of new loan originations has outpaced the generation of lower cost core deposits causing the Company to rely more heavily on borrowed funds and brokered certificates of deposit.

The Company believes that the Federal Reserve Open Market Committee is near the end of the current tightening cycle. The cost of funds would be expected to continue to increase slightly in a neutral interest rate environment, causing slight margin contraction to continue in the near-term. The current balance sheet structure should allow the Company to minimize the negative impact on margin from falling rates in the short-term and ultimately benefit from falling rates in the long-term.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended June 30, 2006 was $164,000 compared to $303,000 for the same period in 2005. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The decrease in the loan loss provision is primarily due to decreased loan growth in the second quarter of 2006 compared to the same quarter in 2005, although the analysis discussion outlines additional factors impacting the provision. The allowance for loan losses was $4.8 million at June 30, 2006, representing 1.31% of total outstanding loans.

Non-Interest Income. For the three-month period ended June 30, 2006, non-interest income increased by more than $36,000 to $619,000 compared to $583,000 for the same period in 2005. Mortgage origination fees increased by $6,000 to $165,000 for the current period from $159,000 for the prior period, however other miscellaneous loan origination fees decreased. We would normally anticipate income from mortgage origination fees to increase during the summer months; however this may be mitigated in 2006 due to the rising rate environment, and thus a slowdown in home buying. Customer service fees on deposit accounts increased by $65,000 from $199,000 to $264,000. Fees from brokerage referrals declined by $43,000; however in 2005, commissions were recorded on a gross basis and in 2006, the commissions are net of certain commission expenses.

Non-Interest Expenses. Non-interest expenses were $3.1 million for the three-month period ended June 30, 2006 compared with $2.6 million for the same period ended June 30, 2005. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense increased by $300,000 or 22% to $1.7 million for the current year period compared to $1.4 million for the same period in the prior year. The expansion into the Sanford, Garner and Raleigh, North Carolina markets and the addition of certain support staff has increased personnel costs. Management anticipates personnel expense to continue to increase as we identify new opportunities for expansion.

Occupancy and equipment expenses increased by $49,000 or 11% from $440,000 for the three-month period ended June 30, 2005 to $489,000 for the current year period. In the past twelve months we moved one branch office from a temporary to a permanent location, a loan production and branch office opened in two new markets, and support staff was moved into a new Operations Center in Cary, North Carolina. Data processing costs increased by $24,000 or 15% to $186,000 for the current period from $162,000 for the prior year period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes. The added costs of installing and maintaining data communications lines to the new branch and operations facilities are also considered data processing expenses. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $116,000 to $759,000 for the second quarter of 2006 compared with $643,000 for the prior year quarter. The increase was primarily a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $564,000 for the three-months ended June 30, 2006 compared with $338,000 for the prior year period. The effective tax rate for the three-month period ended June 30, 2006 was 36.0% compared with 34.1% for the prior year period. The increase in the effective tax rate is attributable to a smaller percentage of income coming from tax exempt sources and the non-tax deductibility of the expensing of the fair value of stock options pursuant to FASB 123R.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIODS ENDED

JUNE 30, 2006 AND 2005

Net Income. Net income for the six-month period ended June 30, 2006 was $1,986,000 or $0.34 per basic ($0.33 diluted) share compared with $1,294,000 or $0.27 per basic ($0.26 diluted) share for the six-month period ended June 30, 2005. Annualized return on average assets was 0.91% and 0.74% for the two periods ended June 30, 2006 and 2005, respectively. The improvement in return on assets was primarily attributed higher earnings resulting from a rising interest rate environment and strong growth in earning assets. Return on average equity for the current period was 9.36% compared to 9.46% for the prior period. Return on average equity decreased due to increased equity as a result of the public offering in the fourth quarter of 2005.

Results of operations for the six-month period ended June 30, 2006, when compared with the period ended June 30, 2005, were positively impacted by strong earning asset growth over the past twelve months, a rising interest rate environment and an increase in non-interest income. Non interest expense increased during the current six-month period as the Company continues to expand its branch network into new markets.

Net Interest Income. Net interest income increased by $1.9 million or 30% from $6.4 million for the six-month period ended June 30, 2005 to $8.3 million for the current six-month period. Growth in both earning assets and interest bearing liabilities, coupled with the rising interest rate environment, resulted in increases in both total interest income and total interest expense in the current period compared with the prior year period.

Total interest income was $14.9 million for the six-month period ended June 30, 2006 compared to $10.2 million for the prior year period, an increase of $4.7 million or 47%. The total increase was the result of a $2.8 million increase due to growth in average earning assets and a $1.9 million increase due to the rising average yield earned on those assets. Total interest expense increased by $2.8 million from $3.8 million for the prior year period to $6.6 million for the current period. The increase was the result of a $1.1 million increase due to growth in interest-bearing liabilities and a $1.7 million increase due to the rising cost of funds.

Total average earning assets increased $83.2 million or 25% from an average of $332.8 million as of June 30, 2005 to an average of $415.9 million for the six-month period ended June 30, 2006. The average of loans outstanding during the current six-month period was $352.0 million reflecting a $75.6 million or 27% increase over the $276.4 million for the prior year period. The average balance of the investment securities portfolio for the current period was $61.6 million, increasing by $6.9 million or 13% compared to an average of $54.7 million at June 30, 2005. The average balance of federal funds sold and other earning assets increased to $2.3 million for the six-month period ended June 30, 2006 compared to $1.7 million for the prior period.

Total average interest-bearing liabilities increased by $65.5 million or 23% from an average of $284.8 million for the period ended June 30, 2005 to $350.3 million for the current six-month period. Average interest-bearing deposits increased by $53.6 million or 22% growing from $242.6 million at June 30, 2005 to $296.2 million at June 30, 2006. Total average borrowings increased by $11.9 million or 28% to $54.1 million for the current six-month period from $42.2 million for the prior year period.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the six-month period ended June 30, 2006 was 4.02% compared to 3.86% for the six-month period ended June 30, 2005. The average yield on earning assets for the current six-month period increased by 106 basis points to 7.22% compared with 6.16% for the prior year period, while the average cost of interest-bearing funds increased by 112 basis points to 3.80% from 2.68%. The spread between the rates paid on earning assets and the cost of interest-bearing funds decreased by 6 basis points from 3.48% to 3.42%. The Company’s reliance on interest-bearing liabilities to fund earning asset growth decreased as the percentage of interest earning assets to interest bearing liabilities increased from 116.84% to 118.73%.

Between July 1, 2004 and June 30, 2006, the Federal Reserve (the “Fed”) increased short-term interest rates 425 basis points. Prior to the increases, the Company had made an effort to structure its balance sheet to take advantage of a rising interest rate environment. While the current rate environment initially resulted in an increase in the net interest margin, the disparity between the increase in short-term and long-term rates, the added reliance on wholesale funding sources to accommodate loan growth and an effort to realign the balance sheet to reduce the impact of falling rates, has now resulted in some margin contraction.

As short-term interest rates have risen, intermediate and long-term rates have not risen to the same extent. Between June 30, 2004 and June 30, 2006, short-term rates have risen 425 basis points while rates on the ten year Treasury Note have risen by only 45 basis points. This has resulted in a flattening of the interest rate yield curve. Of the $121.0 million in total net loan growth since June 30, 2004, $85.0 million has come in the commercial real estate category. Due to the nature of the collateral and the competitive marketplace, this type of loan typically receives very favorable fixed-rate pricing off the intermediate to long end of the yield curve. Therefore, interest rates on new commercial real estate loans are only slightly higher than in July 2004. The increase in fixed rate lending has also caused the ratio of floating rate loans to total loans to decline from approximately 68% at June 30, 2004 to 56% at June 30, 2006. The decline in this ratio causes both a smaller positive impact in a rising rate environment and a smaller negative impact in a falling rate environment.

On the deposit side, where rates are more often associated with the short end of the yield curve, the cost of funds has risen more quickly. We have concentrated our efforts towards shortening the duration of our rate sensitive liabilities in preparation for the next interest rate cycle. Additionally, the volume of new loan originations has outpaced the generation of lower cost core deposits causing the Company to rely more heavily on borrowed funds and brokered certificates of deposit.

The Company believes that the Federal Reserve Open Market Committee is near the end of the current tightening cycle. The cost of funds would be expected to continue to increase slightly in a neutral interest rate environment, causing slight margin contraction to continue in the near-term. The current balance sheet structure should allow the Company to minimize the negative impact on margin from falling rates in the short-term and ultimately benefit from falling rates in the long-term.

Provision for Loan Losses. The Company’s provision for loan losses for the six-month period ended June 30, 2006 was $435,000 compared to $507,000 for the same period in 2005. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The decreased loan loss provision for the current six-month period is primarily due to the decrease in net loan growth in the current period compared to that of the prior year period. See the section entitled “Non Performing Assets” for more details. The allowance for loan losses was $4.8 million at June 30, 2006, representing 1.31% of total outstanding loans.

Non-Interest Income. For the six-month period ended June 30, 2006, non-interest income increased by $87,000 to $1.2 million. The largest components of non-interest income in the first half of 2006 were $538,000 in customer service fees, $310,000 in mortgage loan origination fees, $113,000 increase in cash surrender value on life insurance, $87,000 in service charges and fees on deposit accounts, and $43,000 in investment referral fees. The income from investment referral fees was recorded on a gross basis in 2005, and in 2006 is net certain commission expenses.

For the six-month period ended June 30, 2005, non-interest income included $392,000 in customer service fees, $332,000 in mortgage loan origination fees, $114,000 increase in cash value on life insurance, $102,000 in investment referral fees and $87,000 in service charges and fees on deposit accounts. For the six-month period ended June 30, 2005, revenue was partially offset by a $9,000 loss on the sale of assets.

Non-Interest Expenses. Non-interest expenses increased by 19% to $6.0 million for the six-month period ended June 30, 2006 compared with $5.0 million for the same period ended June 30, 2005. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $3.2 million for the current six-month period compared to $2.7 million for the same period in the prior year. Due to branch and administrative expansion, the number of employees has increased over the past twelve months. Management anticipates personnel expense to continue to increase as opportunities to hire quality employees present themselves and we expand into new markets.

Occupancy and equipment expenses increased by $127,000 or 15% from $831,000 for the six-month period ended June 30, 2005 to $958,000 for the current year period. Occupancy expenses have risen due to the opening of two new branch locations, a loan production office and an Operations Center. Data processing costs increased from $316,000 for the prior year six-month period to $368,000 for the current six-month period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes, and include the monthly costs associated with data line connectivity between offices. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $190,000 to $1.4 million for the first half of 2006 compared with $1.2 million for the first half of the prior year. The increase was primarily a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $1.1 million during the six-months ended June 30, 2006 compared to $658,000 for the prior year period. The effective tax rates for the two periods were 35.9% and 33.7%, respectively. The increase is due to a smaller percentage of income earned from tax exempt sources and the non-tax deductibility of the expensing of the fair value of stock options pursuant to FASB 123R.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company’s assets and liabilities for the three and six-month periods ended June 30, 2006 and 2005. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance. For purposes of the analysis, Federal Home Loan Bank stock is included in Investment Securities totals.

Average Balances, Interest and Average Yields/Cost

(Dollars in Thousands)

	For the Three Months Ended June 30,
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earnings assets
Loan portfolio	$360,136	$7,019	7.82%	$287,271	$4,814	6.72%
Investment securities	63,466	724	4.56%	54,524	566	4.15%
Fed funds and other interest-earning assets	4,161	51	4.92%	1,857	14	3.02%

Total interest-earning assets	427,763	7,794	7.31%	343,652	5,394	6.30%
Noninterest-bearing assets	27,051			21,372

Total Assets	$454,814			$365,024

Interest-bearing liabilities
Interest-bearing NOW	$37,883	160	1.69%	$38,283	99	1.04%
Money market and savings	64,835	574	3.55%	42,219	197	1.87%
Time deposits	201,944	2,097	4.17%	168,931	1,323	3.14%
Short-term borrowings	16,694	213	5.12%	5,329	45	3.39%
Long-term debt	40,248	534	5.25%	39,589	405	4.05%

Total interest-bearing liabilities	361,604	3,578	3.97%	294,351	2,069	2.82%
Non-interest bearing deposits	48,397			41,759
Other liabilities	1,685			1,106

Total Liabilities	411,686			337,216
Stockholders’ Equity	43,128			27,808

Total Liabilities & Stockholders’ Equity	$454,814			$365,024

Net interest income		$4,216			$3,325

Interest rate spread			3.34%			3.48%

Net interest-margin			3.95%			3.88%

Percentage of average interest-earning assets to average interest-bearing liabilities			118.30%			116.75%

Average Balances, Interest and Average Yields/Cost

(Dollars in Thousands)

	For the Six Months Ended June 30,
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earnings assets
Loan portfolio	$352,022	$13,452	7.71%	$276,365	$9,000	6.57%
Investment securities	61,603	1,388	4.51%	54,734	1,135	4.15%
Fed funds and other interest-earning assets	2,297	56	4.92%	1,670	23	2.78%

Total earning assets	415,922	14,896	7.22%	332,769	10,158	6.16%
Noninterest-bearing assets	25,815			20,995

Total Assets	$441,737			$353,764

Interest-bearing liabilities
Interest-bearing NOW	$38,318	307	1.62%	$38,677	176	0.92%
Money market and savings	60,730	1,000	3.32%	40,967	354	1.74%
Time deposits	197,142	3,915	4.00%	162,913	2,436	3.02%
Short-term borrowings	18,411	445	4.87%	4,066	63	3.12%
Long-term debt	35,718	938	5.22%	38,193	761	3.96%

Total interest-bearing liabilities	350,319	6,605	3.80%	284,816	3,790	2.68%
Non interest-bearing deposits	46,964			40,329
Other liabilities	1,653			1,028
Total Liabilities	398,936			326,173
Stockholders’ Equity	42,801			27,591

Total Liabilities & Stockholders’ Equity	$441,737			$353,764

Net interest income		$8,291			$6,368

Interest rate spread			3.42%			3.48%

Net margin			4.02%			3.86%

Percentage of average interest-earning assets to average interest bearing liabilities			118.73%			116.84%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three and six-month periods ended June 30, 2006 and 2005. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated proportionately to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis

	Three Months Ended June 30, 2006 vs. 2005 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	1,320	885	2,205
Investment Securities	97	61	158
Fed funds and other interest-earning assets	23	14	37

Total interest-earning assets	1,440	960	2,400

Interest Expense
Interest-bearing NOW	(2)	63	61
Money market and savings	153	224	377
Time deposits	301	473	774
Short-term borrowings	121	47	168
Long-term debt	9	120	129

Total interest-bearing liabilities	582	927	1,509

Net interest income	858	33	891

Rate/Volume Analysis

	Six Months Ended June 30, 2006 vs. 2005 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	2,678	1,774	4,452
Investment Securities	148	105	253
Fed funds and other interest-earning assets	12	21	33

Total interest-earning assets	2,838	1,900	4,738

Interest Expense
Interest-bearing NOW	(2)	133	131
Money market and savings	248	398	646
Time deposits	596	883	1,479
Short-term borrowings	285	97	382
Long-term debt	(54)	231	177

Total interest-bearing liabilities	1,073	1,742	2,815

Net interest income	1,765	158	1,923

NONPERFORMING ASSETS

The table below sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At June 30,		At December 31,
	2006	2005	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$263	$24	$26	$5
Restructured loans	—	—	—	—

Total nonperforming loans	263	24	26	5

Real estate owned	22	—	22	245
Repossessed assets	—	10	—	48

Total nonperforming assets	$285	$34	$48	$298

Accruing loans past due 90 days or more	$—	$176	$—	$—
Allowance for loan losses	4,772	4,066	4,351	3,668
Nonperforming loans to period end loans	0.07%	0.01%	0.01%	0.00%
Allowance for loan losses to period end loans	1.31%	1.35%	1.33%	1.42%
Allowance for loan losses to nonperforming loans	1,817.76%	16,941.67%	16,734.62%	78,577.55%
Nonperforming assets to total assets	0.06%	0.01%	0.01%	0.09%

Nonperforming assets and loans past due 90 days or more to total assets	0.06%	0.05%	0.01%	0.09%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At June 30, 2006, we identified three loans in the aggregate amount of $569,000 as potential problem loans. Management has evaluated these credits and estimated the potential losses net of the collateral value for these loans. A specific amount has been reserved in the allowance for loan losses for this total exposure amount.

At June 30, 2006, there was one foreclosed property valued at $22,000 and three nonaccrual loans totaling $263,000. Foreclosed property is valued at the lower of appraised value or the outstanding loan balance. Interest foregone on nonaccrual loans for the six-month period ended June 30, 2006 was approximately $3,475. There were no foreclosed properties at June 30, 2005 and two non-accrual loans in the aggregate amount of $24,000. Interest foregone on non-accrual loans for the six-month period ended June 30, 2005 was approximately $2,200. There was one repossessed vehicle at June 30, 2005 in the amount of $10,000.

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

Management has developed a model for evaluating the adequacy of the allowance for loan losses. The model uses the Company’s internal loan grading system to segment each category of loans by risk class. Using the various evaluation factors mentioned above, management predetermined allowance percentages for each risk class within each loan category. The total aggregate balance of loans in each risk class is multiplied by the associated allowance percentage to determine an adequate level of allowance for loan losses.

Those loans that are identified through the Company’s internal loan grading system as possessing characteristics which in the opinion of management suggest the highest degree of inherent risk are evaluated individually. Each loan is analyzed to determine the net value of collateral, probability of charge-off and finally a potential estimate of loss. Loans meeting the criteria for individual evaluation are specifically reserved for based management’s analysis.

Using the data gathered during the monthly evaluation process, the model calculates an acceptable range for allowance for loan losses. Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses within that range.

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. For the six-month period ended June 30, 2006, there were $14,000 in net loan charge-offs and $263,000 in non-accrual loans compared with $108,000 in net loan charge-offs and $24,000 in non accrual loans at June 30, 2005. The allowance for loan losses at June 30, 2006 was $4.8 million, which represents 1.31% of total outstanding loans compared to $4.1 million and 1.35% for the prior year. The allowance for loan losses as a percentage of total outstanding loans declined from the prior year due to the implementation of our newly developed loan loss model which is more in line with the requirements of FASB 114, Accounting by Creditors for Impairment of a Loan, than the previously used model.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation	of Allowance for Loan Losses

	At June 30, 2006		At December 31, 2005
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Residential real estate loans	$98	4.97%	$90	4.54%
Home equity loans and lines	235	10.07%	201	10.62%
Commercial mortgage loans	2,690	54.88%	1,876	52.92%
Construction loans	595	13.33%	735	14.17%
Commercial and industrial loans	1,026	15.15%	1,138	16.03%
Loans to individuals	128	1.60%	311	1.72%

Total allowance	$4,772	100.00%	$4,351	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Six-Month Periods Ended June 30,
	2006	2005
	(Dollars in thousands)
Balance at the beginning of the year	$4,351	$3,668
Charge-offs:
Commercial and industrial loans	14	119
Loans to individuals	—	8

Total charge-offs	14	127

Recoveries	—	19

Net charge-offs (recoveries)	14	108

Provision for loan losses	435	506

Balance at the end of the year	$4,772	$4,066

Total loans outstanding at period-end	$365,174	$301,111

Average loans outstanding for the period	$352,022	$276,365

Allowance for loan losses to total loans outstanding	1.31%	1.35%

Ratio of net charge-offs to average loans outstanding	0.00%	0.04%

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

As of June 30, 2006, liquid assets (cash and due from banks, interest-earning deposits with banks, fed funds sold, and investment securities available for sale) were approximately $85.6 million, which represents 18% of total assets and 23% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $134.0 million of which $48.0 million is outstanding at June 30, 2006. At June 30, 2006, outstanding commitments for undisbursed lines of credit, letters of credit and undisbursed investment commitments amounted to approximately $111.0 million. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings. Certificates of deposits represented 54% of the Company’s total deposits at June 30, 2006 compared with 55% at December 31, 2005. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 37% of the Company’s total deposits at both June 30, 2006 and December 31, 2005. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent State Bank must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At June 30, 2006, the Bank’s equity to asset ratio was 8.59%. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. The Bank’s ratios of Tier I capital to risk-weighted assets and total capital to risk-based assets at June 30, 2006 were 9.03% and 10.16%, respectively. The Company is also required to maintain capital adequacy ratios. At June 30, 2006, the Company’s ratios of Tier 1 capital to risk-weighted assets and total capital to risk-based assets were 11.53% and 12.66%, respectively.

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

Item 4. Controls and Procedures

Crescent Financial Corporation’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the company’s Chief Executive Officer and Principal Financial Officer concluded that the company’s disclosure controls and procedures were effective, as of June 30, 2006, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Company’s internal controls during the quarter ended June 30, 2006 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Debt.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

On August 11, 2006, the Company filed a registration statement on Form S-8 in connection with its implementation of the Crescent Financial Corporation 2006 Omnibus Stock Ownership and Long Term Incentive Plan.

Item 6. Exhibits

(a) Exhibits.

10.1	Crescent Financial Corporation 2006 Omnibus Stock Ownership and Long Term Incentive Plan*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 99.1 to the Company’s registration statement on Form S-8, filed with the Securities and Exchange Commission of August 11, 2006.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION

Date: August 14, 2006	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

Date: August 14, 2006	By:	/s/ Bruce W. Elder
Bruce W. Elder
Principal Financial Officer