Form 10-Q
period 2006-09-30
CRESCENT FINANCIAL CORP
filed 2006-11-13
CIK 1143921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Common Stock, $1.00 par value

8,256,133 shares outstanding as of November 13, 2006

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005*
ASSETS

Cash and due from banks	$14,045,937	$9,402,960
Interest earning deposits with banks	812,235	68,547
Federal funds sold	11,556,000	—
Investment securities available for sale at fair value	83,826,792	55,550,261
Loans	526,066,018	328,321,640
Allowance for loan losses	(6,573,000)	(4,351,000)

NET LOANS	519,493,018	323,970,640
Accounts receivable	2,949,945	1,768,029
FHLB Stock	3,132,800	2,133,400
Bank premises and equipment	5,817,345	4,844,056
Investment in life insurance	5,633,013	5,483,313
Goodwill	30,284,318	3,600,298
Other assets	6,619,266	3,966,671

TOTAL ASSETS	$684,170,669	$410,788,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$74,874,485	$46,829,791
Savings	74,277,364	9,364,575
Money market and NOW	110,235,122	87,695,273
Time	280,843,994	178,191,149

TOTAL DEPOSITS	540,230,965	322,080,788
Short-term borrowings	14,741,000	14,964,153
Long-term debt	45,248,000	30,248,000
Accrued expenses and other liabilities	2,697,121	2,038,020

TOTAL LIABILITIES	602,917,086	369,330,961
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding;	—	—
Common stock, $1 par value, 20,000,000 shares authorized;
8,248,654 shares outstanding September 30, 2006;
5,026,394 shares outstanding December 31, 2005	8,248,654	5,026,394
Additional paid-in capital	62,521,886	29,405,559
Retained earnings	10,967,251	7,707,054
Accumulated other comprehensive loss	(484,208)	(681,793)

TOTAL STOCKHOLDERS’ EQUITY	81,253,583	41,457,214
COMMITMENTS (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$684,170,669	$410,788,175

*Derived	from audited consolidated financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Nine Months Ended September 30, 2006 and 2005

	Three-month Periods Ended September 30,		Nine-month Periods Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans	$8,516,336	$5,466,322	$21,968,600	$14,466,577
Investment securities available for sale	877,182	576,234	2,264,809	1,711,582
Fed funds sold and interest-bearing deposits	128,799	16,588	184,644	39,382

TOTAL INTEREST INCOME	9,522,317	6,059,144	24,418,053	16,217,541

INTEREST EXPENSE
Deposits	3,823,924	1,841,363	9,046,063	4,807,498
Short-term borrowings	164,532	200,601	609,976	263,537
Long-term debt	619,665	369,357	1,556,933	1,130,152

TOTAL INTEREST EXPENSE	4,608,121	2,411,321	11,212,972	6,201,187

NET INTEREST INCOME	4,914,196	3,647,823	13,205,081	10,016,354
PROVISION FOR LOAN LOSSES	181,983	240,112	616,624	746,666

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,732,213	3,407,711	12,588,457	9,269,688

NON INTEREST INCOME
Mortgage origination revenue	193,334	237,145	503,801	568,822
Fees on deposit accounts	320,578	268,735	946,121	748,246
Earnings on life insurance	57,413	56,033	170,674	169,766
Loss on sale of securities	—	(16,959)	—	(16,422)
Loss on sale or disposal of assets	(500)	(667)	(627)	(9,564)
Other	124,382	70,044	290,380	281,191

TOTAL NON-INTEREST INCOME	695,207	614,331	1,910,349	1,742,039

NON INTEREST EXPENSES
Salaries and employee benefits	1,899,145	1,509,207	5,138,194	4,181,421
Occupancy and equipment	512,227	443,255	1,470,758	1,274,613
Data processing	205,318	161,889	573,763	477,514
Other	815,548	603,411	2,224,395	1,821,784

TOTAL NON-INTEREST EXPENSES	3,432,238	2,717,762	9,407,110	7,755,332

INCOME BEFORE INCOME TAXES	1,995,182	1,304,280	5,091,696	3,256,395
INCOME TAXES	720,900	459,000	1,831,500	1,116,900

NET INCOME	$1,274,282	$845,280	$3,260,196	$2,139,495

NET INCOME PER COMMON SHARE (Note C)
Basic	$0.19	$0.18	$0.54	$0.45

Diluted	$0.18	$0.17	$0.50	$0.43

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Note C)
Basic	6,620,379	4,763,822	6,069,598	4,739,234

Diluted	7,080,336	5,042,051	6,533,151	5,019,786

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,260,196	$2,139,495

Adjustments to reconcile net income to net cash provided cash provided by operating activities:
Depreciation	520,233	453,315
Provision for loan losses	616,624	746,666
Deferred income taxes	(138,351)	—
Loss on sale of securities	—	16,422
Loss on sale or disposal of assets	627	9,564
Net amortization of premiums on securities	1,022	66,513
Net increase in cash value of life insurance	(149,700)	(150,452)
Stock based compensation	109,238	—
Change in assets and liabilities:
Increase in accrued interest receivable	(1,181,916)	(342,308)
Decrease (increase) in other assets	134	(1,625,888)
Increase in accrued interest payable	222,655	203,229
Increase in other liabilities	1,543,904	732,941
Payment of income taxes	(1,930,001)	(815,000)

TOTAL ADJUSTMENTS	(385,531)	(704,998)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,874,665	1,434,497

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(22,405,817)	(7,281,267)
Proceeds from sales of securites available for sale	6,106,354	3,845,156
Principal repayments of securities available for sale	4,704,029	4,726,917
Proceeds from disposal of foreclosed assets	32,629	298,228
Net purchase of Federal Home Loan Bank stock	(713,300)	(1,509,700)
Net increases in loans	(69,423,033)	(64,851,920)
Net cash acquired in business combination	8,246,427	—
Purchases of premises and equipment	(1,409,373)	(1,368,958)

NET CASH USED BY INVESTING ACTIVITIES	(74,862,084)	(66,141,544)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits
Non-interest bearing	13,270,138	10,101,690
Savings	64,836,812	4,035,277
Money market and NOW	(11,524,214)	8,522,413
Time Deposits	7,379,747	16,440,465
Net (decrease) increase in short-term borrowings	(223,153)	30,006,447
Net increase in long-term debt	15,000,000	2,000,000
Proceeds from stock options exercised	180,131	522,567
Net cash paid in lieu of fractional shares	(9,477)	—
Excess tax benefits from stock options exercised	20,100	169,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	88,930,084	71,798,659

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,942,665	7,091,612

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,471,507	5,677,218

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,414,172	$12,768,830

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2006 and 2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Purchase of Port City Capital Bank	2006
Loans, net of reserves	(126,715,970)
Investment securities available for sale	(16,366,192)
Stock in FHLB	(286,100)
Bank premises and equipment	(84,775)
Other assets acquired	(1,104,933)
Deferred tax asset	(392,183)
Goodwill	(26,684,020)
Core Deposit Intangible	(1,124,481)
Deposits	144,187,695
Other liabilities assumed	819,011
Issuance of stock	35,998,375

Net cash acquired in business combination	$8,246,427

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine-month periods ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”) and its wholly owned subsidiaries, Crescent State Bank (“CSB”), and Port City Capital Bank (“PCCB”), collectively referred to as the “Banks”. All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. PCCB became a subsidiary on August 31, 2006, and therefore affects comparability to prior periods.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2005 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At September 30, 2006, commitments are as follows

Undisbursed lines of credit	$158,100,000
Stand-by letters of credit	10,406,000
Undisbursed commitment to purchase additional investment in Small Business Investment Corporation	62,500

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

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the company relate to any outstanding stock based award that is issued and outstanding pursuant to the stock compensation plans and are determined using the treasury stock method. See Note E for further information on these stock compensation plans.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Weighted average number of shares used in computing basic net income per share	6,620,379	4,763,822	6,069,598	4,739,234
Effect of dilutive stock options and restricted stock	459,957	278,229	463,553	280,552

Weighted average number of shares used in computing diluted net income per share	7,080,336	5,042,051	6,533,151	5,019,786

As of September 30, 2006, there were 1,725 options that were anti-dilutive. As of September 30, 2005, there were 3,602 options that were anti-dilutive.

NOTE D - COMPREHENSIVE INCOME

For the three months ended September 30, 2006 and 2005, total comprehensive income, consisting of net income and changes in unrealized securities gains and losses, net of taxes, was $2,147,000 and $631,000, respectively. For the nine months ended September 30, 2006 and 2005, total comprehensive income was $3,458,000 and $1,879,000, respectively.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has several share-based compensation plans in effect at September 30, 2006. The compensation cost that has been charged against income for those plans was approximately $109,000 for the nine months ended September 30, 2006 and $38,000 for the three months ended September 30, 2006.

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

At the time of merger, PCCB had two stock option plans, the 2002 Incentive Stock Option Plan and the 2002 Nonstatutory Stock Option Plans whose options were converted to options to purchase Crescent Financial Corporation stock at an exchange rate of 2.5133. There were 225,954 shares authorized and issued related to the Incentive Stock Option Plan and 228,459 shares authorized and issued related to the Nonstatutory Stock Option Plan. Since all shares authorized had been issued, there will be no more options issued under either of these plans.

At the annual meeting on July 11, 2006, the shareholders approved the 2006 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”). This plan authorizes 335,000 shares of the common stock of Crescent to be issued in the form of incentive stock option grants, non-statutory stock option grants, restricted stock grants, long term incentive compensation units, or stock appreciation rights. In the event that the number of shares of common stock that remain available for future issuance under the Plan as of December 31, 2006 and as of the last day of each calendar year commencing thereafter, is less than 1.5% of the total number of shares of common stock issued and outstanding as of such date (the “Replacement Amount”), then the Plan Pool shall be increased as of such date by a number of shares of common stock equal to the Replacement Amount. At September 30, 2006, there were 314,163 unissued shares in this plan.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company’s stock price based upon the previous 3 years trading history. The expected term of the options is based upon the average life of previously issued stock options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted for the nine-months ended September 30, 2006 and 2005. There were 13,450 options granted during the nine-months ended September 30, 2006. There were 10,350 options granted during the nine-months ended September 30, 2005.

	2006	2005
Assumptions in estimating option values:
Risk-free interest rate	4.60%	3.84%
Dividend yield	—	—
Volatility	34.24%	36.72%
Expected life	7 years	7 years

There were 7,387 shares of restricted stock issued during the nine-months ended September 30, 2006. These shares are subject to a cliff vesting schedule of 5 years. There were no restricted shares of stock issued during the nine-months ended September 30, 2005.

A summary of option activity under the stock option plans as of September 30, 2006, and changes during the nine month period ended September 30, 2006 is presented below:

	Shares	Average Exercise Price	Weighted Weighted Remaining Contractual Term	Average Aggregate Intrinsic Value
Outstanding at December 31, 2005	550,102	$5.84
Exercised	(29,176)	$5.48
Issued in acquisition of PCCB	454,413	$4.81
Forfeited	(11,403)	$12.99
Granted	13,450	$13.20
Outstanding at September 30, 2006	977,386	$5.39	5.90 Years	$7,864,000
Exercisable at September 30, 2006	938,759	$5.15	5.90 Years	$7,785,000

For the nine months ended September 30, 2006, the intrinsic value of options exercised was approximately $232,000. The fair value of options vested during the nine month period ended September 30, 2006 was approximately $108,000. As of September 30, 2006 there was $254,000 in unrecognized compensation cost related to non vested share based compensation. The compensation cost related to stock options of $156,000 is expected to be recognized over a period of 3 years, while the cost related to restricted stock of $98,000 is expected to be recognized over a period of 5 years.

Cash received from option exercise under all share-based payment arrangements for the nine month period ended September 30, 2006 was $160,000. The actual tax benefit in stockholders equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $20,000 for the nine months ended September 30, 2006.

Presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied in 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Amounts in thousands, except per share data)
Net income:
As reported	$845	$2,139
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	22	64

Pro forma	$823	$2,075

Basic earnings per share:
As reported	$.18	$.45
Pro forma	.17	.44

Diluted earnings per share:
As reported	$.17	$.43
Pro forma	.16	.41

NOTE F – BUSINESS COMBINATION

On April 6, 2006, the Company entered into a definitive agreement to acquire Port City Capital Bank in Wilmington, North Carolina. The acquisition was approved at the annual shareholders’ meeting on July 11, 2006 and the transaction took place effective with the close of business on August 31, 2006. Port City Capital Bank is now a wholly-owned banking subsidiary of Crescent Financial Corporation operating under its current name and with its current board of directors and management. Port City Capital Bank shareholders received $3.30 in cash for each share of Port City Capital Bank stock they owned, and exchanged each share of Port City Capital Bank stock for 2.262 shares of Crescent Financial Corporation common stock. As a result of the acquisition, the Company paid $3.6 million in cash and has issued 2,432,371 additional shares of stock. The acquisition was accounted for using the purchase method of accounting, with the operating results of Port City Capital Bank subsequent to August 31, 2006 included in the Company’s financial statements.

The following table reflects the unaudited pro forma combined results of operations for the three and nine months ended September 30, 2006 and 2005, assuming the acquisition had occurred at the beginning of fiscal year 2005.

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
	(Amounts in thousands)
Net interest income	$6,101	$4,932	$17,704	$13,391
Net income	2,095	1,359	5,190	3,623

Net income per share:
Basic	$.25	$.19	$.63	$.51
Diluted	.24	.18	.60	.49

The pro forma net income for the three and nine months ended September 30, 2006 does not reflect approximately $1.6 million in after tax merger related costs incurred by Port City Capital Bank. In management’s opinion, these unaudited results are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal year 2005.

A summary of the total purchase price of the transaction is as follows:

(In thousands)
Fair value of common stock issued	$31,669
Fair value of common stock options issued	4,329
Cash paid for shares	3,551
Transaction costs paid in cash	585

Total purchase price	$40,134

A summary of the fair value of the assets acquired and liabilities assumed is as follows:

(In thousands)
Cash and cash equivalents	$12,382
Investment securities available for sale	16,366
Stock in FHLB of Atlanta	286
Loans receivable, net	126,716
Premises and equipment	85
Deferred tax asset	392
Goodwill	26,685
Core deposit intangible	1,124
Other assets	1,106
Deposits	(144,188)
Other liabilities	(819)

Net assets acquired	$40,134

NOTE G – NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“FAS 158”), requires an employer to: (a) Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by FAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of FAS 158 to have a material effect on its financial position at December 31, 2006.

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company will be required to adopt the provisions of SAB No. 108 effective December 31, 2006. We currently believe that the adoption of SAB No. 108 will not have a material financial impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the periods ended September 30, 2006 and 2005. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank and Port City Capital Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Banks. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Banks are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AND

DECEMBER 31, 2005

Total assets at September 30, 2006 were $684.2 million compared with $410.8 million at December 31, 2005. Earning assets represented 91% of total assets totaling $625.4 million at September 30, 2006 compared with $386.1 million or 93% at December 31, 2005. Components of earning assets at September 30, 2006 are $526.1 million in gross loans, $87.0 million in investment securities and Federal Home Loan Bank (FHLB) stock, $11.6 million in federal funds sold, and $812,000 in interest bearing deposits with correspondent banks. Earning assets at December 31, 2005 included $328.3 million in gross loans, $57.7 million in investment securities and FHLB stock and $69,000 in overnight investments. Total deposits and stockholders’ equity at September 30, 2006 were $540.2 million and $81.3 million, respectively, compared to $322.1 million and $41.5 million at December 31, 2005.

Gross loans outstanding at September 30, 2006 increased by $197.8 million or 60% to $526.1 million compared to $328.3 million reported at December 31, 2005. The composition of the loan portfolio, by category, as of September 30, 2006 is 56% commercial mortgage loans, 19% construction loans, 12% commercial loans, 8% home equity loans and lines, 4% residential mortgage loans and 1% consumer loans. The commercial mortgage category showed the most growth increasing $122.8 million from $173.7 million at December 31, 2005 to $296.5 million at September 30, 2006. Construction and development loans experienced a net increase of $51.9 million growing from $46.4 million at year end to $98.3 million at September 30, 2006. The commercial loan portfolio increased by $10.8 million from $52.7 million at year-end 2005 to $63.5 million at September 30, 2006. Home equity loans and lines increased by $6.2 million during the first nine months of 2006 from $34.9 million at December 31, 2005 to $41.1 million at September 30, 2006. Residential mortgage loans grew $6.1 million from $14.9 million to $21.0 million. The consumer loan portfolio decreased by $108,000 during the nine-month period. The composition of the loan portfolio, by category, as of December 31, 2005 was 53% commercial mortgage loans, 16% commercial loans, 14% construction loans, 11% home equity loans and lines, 4% residential real estate mortgage loans and 2% consumer loans.

The acquisition of Port City Capital Bank on August 31, 2006 added $128.5 million of the total $197.8 million increase in gross loans. Loans acquired by category include $115.2 million of commercial mortgage loans, $9.5 million of commercial loans, $2.3 million home equity lines, $1.2 million residential real estate mortgage loans, and $300,000 in the consumer loan category.

The Company had an allowance for loan losses at September 30, 2006 of $6.6 million or 1.25% of total outstanding loans compared to $4.4 million or 1.33% of total outstanding loans at December 31, 2005. The acquisition of PCCB added $1.7 million of the total $2.2 million increase in the loan loss allowance. At September 30, 2006, there were two loans totaling $128,000 in non-accrual status. There were no loans past due 90 days or more and still accruing interest at September 30, 2006. Non-performing loans as a percentage of total loans at September 30, 2006 were 0.02%. There were three loans totaling $26,000 in non accrual status at December 31, 2005. There were no loans past due 90 days or more and still accruing interest at December 31, 2005. Non-performing loans as a percentage of total loans at December 31, 2005 were 0.01%. For a more detailed discussion, see the section entitled Non-Performing Assets.

The Company has investment securities with an amortized cost of $84.6 million at September 30, 2006. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $83.8 million compared with $55.6 million at year-end 2005. The Company’s investment in debt securities at September 30, 2006, consists of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and trust preferred securities. The increase during the first nine months of 2006 was the net result of $22.4 million in new purchases, a $316,000 increase in the fair value of the portfolio, less $6.1 million in sales, $4.7 million in principal re-payments, and $1,000 in net amortization of premiums. In addition, the acquisition of Port City brought $16.4 million of securities into the Company. Of the total acquired, $14.7 million were mortgage backed securities and $1.7 million were municipal securities.

The Company owned $3.1 million of Federal Home Loan Bank stock at September 30, 2006 compared to $2.1 million at December 31, 2005.

There were $11.6 million in Federal funds sold at September 30, 2006 and none at December 31, 2005.

Interest-earning deposits held at correspondent banks increased by approximately $743,000 from $69,000 at December 31, 2005 to $812,000 at September 30, 2006. The increase represents principal and interest payments from the investment portfolio waiting to be re-invested.

Non-earning and other assets increased by approximately $34.1 million between December 31, 2005 and September 30, 2006. Non-interest bearing cash due from banks increased by $4.6 million during the nine months ended September 30, 2006. Cash and due from banks includes amounts represented by checks in the process of being collected through the Federal Reserve payment system. Funds represented by these checks were not yet collected and therefore could not be invested overnight. The outgoing cash letter in transit on September 30, 2006 was more than $8.6 million, compared to $5.7 million on December 31, 2005. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows. During the first nine months of 2006, $487,500 was invested in non marketable equity securities, while there was only $37,500 invested in the first six months of 2005. Categories of other assets experiencing increases between December 31, 2005 and September 30, 2006 include interest receivable, foreclosed real estate, bank premises and equipment, deferred tax asset, cash surrender value on bank owned life insurance, goodwill, and other miscellaneous assets. The merger accounted for an increase of $26.7 million or the total increase in goodwill, $2.2 million of other assets which included a core deposit intangible of $1.1 million, a $392,000 increase in deferred tax assets, and an increase of $85,000 in bank premises and equipment.

Total deposits increased by $218.1 million between December 31, 2005 and September 30, 2006 from $322.1 million to $540.2 million. The largest increase occurred in the time deposit category, which grew by $102.6 million to $280.8 million at September 30, 2006 from $178.2 million at year end 2005. Increases to other deposit categories were as follows: savings account balances increased by $64.9 million from $9.4 million to $74.3 million, non-interest bearing demand deposits increased by $28.1 million from $46.8 million to $74.9 million. Money market accounts increased by $22.4 million from $45.8 million to $68.2 million and interest-bearing demand deposits increased by $72,000 from $41.9 million to $42.0 million. There was some shifting at Crescent State Bank from interest-bearing demand and money market due to the introduction of the new statement savings product which offers a highly competitive rate of interest, and was first introduced in May 2006.

The acquisition of Port City Capital Bank on August 31, 2006 added approximately $144.2 million in deposits to the Company’s balance sheet. The total increase included $95.3 million in time deposits, $28.5 million in money market, $14.8 million in non interest bearing demand, $5.6 million in interest bearing demand, and $76,000 in savings accounts.

The Company has several deposit relationships with real estate settlement attorneys. Due to the nature of these relationships, deposits balances for these accounts can increase significantly at each month end. The degree of account balance fluctuation is dependent on many factors such as the level of mortgage interest rates, the level of residential mortgage activity and the time of year. The balances in these real estate settlement deposit accounts were $13.6 million and $13.7 million at September 30, 2006 and December 31, 2005, respectively. The monthly average balances in these attorney accounts were $13.6 million during September 2006 compared to $11.6 million for the month of December 2005.

The composition of the deposit base, by category, at September 30, 2006 is as follows: 52% time deposits, 14% non-interest-bearing demand deposits, 14% statement savings, 12% money market, and 8% interest-bearing demand deposits. The composition of the deposit base, by category, at December 31, 2005 was 55% time deposits, 15% non-interest-bearing demand deposits, 13% interest-bearing demand deposits, 14% money market and 3% statement savings. The growth in savings accounts is in response to the new product. This has brought in outside deposits as well as caused some shifting of other deposit categories as some internal customers move their money from interest-bearing demand and money market. Time deposits of $100,000 or more totaled $214.9 million at September 30, 2006 compared to $118.5 million at December 31, 2005. The acquisition of PCCB brought $88.8 million of time deposits greater than $100,000. The Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds priced competitively with FHLB borrowings, but do not require collateralization like FHLB borrowings. Brokered deposits were $129.1 million at September 30, 2006 compared with $68.0 million at December 31, 2005. Brokered deposits at PCCB accounted for $61.6 million of the balance at September 30, 2006.

The Company had $45.2 million of long-term debt outstanding at September 30, 2006 compared to $30.2 million at December 31, 2005. The long-term debt is comprised of $37.0 million in FHLB term advances and $8.2 million in junior subordinated debt. Short-term borrowings decreased by $223,000 during the six months of 2006 to $14.7 million from $15.0 million. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year and Federal funds purchased from correspondent banks. There were no borrowings acquired from PCCB.

Accrued interest payable and other liabilities increased by $659,000 from $2.0 million at December 31, 2005 to $2.7 million at September 30, 2006.

Between December 31, 2005 and September 30, 2006, total stockholders’ equity rose by $39.8 million. The increase resulted from a $36.0 million increase due to the issuance of common stock pursuant to the merger transaction, net income for the first nine months of $3.3 million, $240,000 in new stock issuance pursuant to the exercise of stock options, $109,000 in stock based compensation expense plus unrealized gains on available for sale securities of $198,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED

SEPTEMBER 30, 2006 AND 2005

Net Income. Net income for the three-month period ending September 30, 2006 was $1.3 million or $0.18 per diluted share compared with $845,000 or $0.17 per diluted share for the three-month period ended September 30, 2005. Annualized return on average assets was 0.94% and 0.86% for the two periods ended September 30, 2006 and 2005, respectively. The improvement in return on average assets is primarily due to the increase in earnings resulting from a higher volume of earning assets and the rising interest rate environment. Return on average equity for the current period was 8.99% compared to 11.62% for the prior period. Return on average equity for the current period decreased due to increased equity resulting from 848,000 shares issued during the public offering in the fourth quarter of 2005 as well as 2,432,371 additional shares issued to complete the acquisition of Port City Capital Bank.

Net Interest Income. Net interest income increased by $1.3 million or 35% from $3.6 million for the prior three-month period to $4.9 million for the three-month period ended September 30, 2006. Total interest income for the current three month period benefited from a higher volume of earning assets and a higher yield earned on those assets. Total interest expense from deposits and other borrowings increased due to growth in interest-bearing liabilities which were used to fund the higher volume of assets along with an increase in short-term interest rates. The Company’s net interest margin decreased from 3.94% to 3.89% due mainly to the cost of interest bearing liabilities increasing faster than the yield on interest bearing assets.

Total interest income increased by $3.5 million for the current three-month period compared to the same period from the prior year. The increase was the result of an additional $2.4 million due to the growth in total average earning assets and a $1.1 million increase due to higher yields realized on earning assets. Total interest expense for the current period rose by $2.2 million compared to prior period. The increase was the result of a $1.0 million increase due to growth in interest-bearing funds and a $1.2 million increase due to the higher interest rate environment.

Total average earning assets increased $133.9 million or 37% from an average of $367.4 million for the prior year three-month period to an average of $501.4 million for the three-month period ended September 30, 2006. The average balance of loans outstanding during the current quarter was $417.8 million, a $108.0 million or 35% increase over the $309.8 million of average outstanding loans for the prior period. The average balance of the investment securities portfolio for the three-month period ended September 30, 2006 was $73.6 million, increasing by $18.0 million or 32% compared to an average of $55.6 million at September 30, 2005. The average balance of federal funds sold and other earning assets increased to $9.9 million for the current three-month period compared to $2.0 million for the prior period.

Average interest-bearing liabilities increased by $107.1 million or 34% from $315.7 million for the quarter ended September 30, 2005 to $422.8 million for the current quarter. Of the $107.1 million increase in total interest-bearing liabilities, total interest-bearing deposits increased by $105.0 million or 40% from $263.2 million to $368.2 million. Money market and savings deposits experienced the largest increase averaging $110.4 million during the current year period compared to $49.4 million for the prior period. Total borrowings increased by 4% or $2.1 million from $52.5 million to $54.6 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended September 30, 2006 was 3.89% compared to 3.94% for the three-month period ended September 30, 2005. The average yield on earning assets for the current three-month period increased 100 basis points to 7.54% compared with 6.54% for the prior year period, while the average cost of interest-bearing funds increased by 129 basis points to 4.32% from 3.03%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased by 29 basis points from 3.51% for the quarter ended September 30, 2005 to 3.22% for the quarter ended September 30, 2006. The percentage of interest earning assets to average interest-bearing liabilities increased from 116.37% for the prior year period to 118.47% for the three months ended September 30, 2006.

Between July 1, 2004 and September 30, 2006, the Federal Reserve (the “Fed”) increased short-term interest rates 425 basis points. Prior to the increases, the Company had made an effort to structure its balance sheet to take advantage of a rising interest rate environment. While the current rate environment initially resulted in an increase in the net interest margin, the disparity between the increase in short-term and long-term rates, the added reliance on wholesale funding sources to accommodate loan growth, and an effort to realign the balance sheet to reduce the impact of falling rates, has now resulted in some margin contraction.

As short-term interest rates have risen, intermediate and long-term rates have not risen to the same extent. Between June 30, 2004 and September 30, 2006, short-term rates have risen 425 basis points while rates on the ten year Treasury Note have risen by only 1 basis point. This has resulted in a flattening of the interest rate yield curve. Of the $281.9 million in total net loan growth since June 30, 2004, $181.7 million has come in the commercial real estate category. Due to the nature of the collateral and the competitive marketplace, this type of loan typically receives very favorable fixed-rate pricing off the intermediate to long end of the yield curve. Therefore, interest rates on new commercial real estate loans are only slightly higher than in July 2004. The increase in fixed rate lending has also caused the ratio of floating rate loans to total loans to decline from approximately 68% at June 30, 2004 to 55% at September 30, 2006. The decline in this ratio causes both a smaller positive impact in a rising rate environment and a smaller negative impact in a falling rate environment.

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

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended September 30, 2006 was $182,000 compared to $240,000 for the same period in 2005. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The decrease in the loan loss provision is primarily due to the implementation of our newly developed loan loss model which is more in line with the requirements of FASB 114, Accounting by Creditors for Impairment of a Loan, than the previously used model although the analysis discussion outlines additional factors impacting the provision. The allowance for loan losses was $6.6 million at September 30, 2006, representing 1.25% of total outstanding loans.

Non-Interest Income. For the three-month period ended September 30, 2006, non-interest income increased by $81,000 to $695,000 compared to $614,000 for the same period in 2005. Mortgage origination fees decreased by $44,000 to $193,000 for the current period from $237,000 for the prior period, however other miscellaneous loan origination fees increased. We would normally anticipate income from mortgage origination fees to increase during the summer months; however this may have been mitigated in 2006 due to the rising rate environment, and thus a slowdown in home buying. Included in fees on deposit accounts are customer service fees, which increased by $48,000 from $225,000 to $273,000. Other miscellaneous income increased by $54,000. Within this category, fees from brokerage referrals declined by $19,000; however in 2005, commissions were recorded on a gross basis and in 2006, the commissions are net of certain commission expenses. In addition, there was a distribution of $59,000 from a non-marketable investment in the third quarter of 2006.

Non-Interest Expenses. Non-interest expenses were $3.4 million for the three-month period ended September 30, 2006 compared with $2.7 million for the same period ended September 30, 2005. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense increased by $390,000 or 26% to $1.9 million for the current year period compared to $1.5 million for the same period in the prior year. The expansion into the Garner and Raleigh, North Carolina markets as well as the acquisition of PCCB on August 31, 2006 and the addition of certain support staff has increased personnel costs. Management anticipates personnel expense to continue to increase as we identify new opportunities for expansion.

Occupancy and equipment expenses increased by $69,000 or 16% from $443,000 for the three-month period ended September 30, 2005 to $512,000 for the current year period. In the past twelve months we moved one branch office from a temporary to a permanent location, a loan production and branch office opened in two new markets, and support staff was moved into a new Operations Center in Cary, North Carolina. Data processing costs increased by $43,000 or 27% to $205,000 for the current period from $162,000 for the prior year period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes. The added costs of installing and maintaining data communications lines to the new branch and operations facilities are also considered data processing expenses. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $212,000 to $816,000 for the third quarter of 2006 compared with $603,000 for the prior year quarter. The increase was primarily a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $721,000 for the three-months ended September 30, 2006 compared with $459,000 for the prior year period. The effective tax rate for the three-month period ended September 30, 2006 was 36.1% compared with 35.2% for the prior year period. The increase in the effective tax rate is attributable to a smaller percentage of income coming from tax exempt sources and the non-tax deductibility of the expensing of the fair value of stock options pursuant to FASB 123R.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED

SEPTEMBER 30, 2006 AND 2005

Net Income. Net income for the nine month period ended September 30, 2006 was $3,260,000 or $0.54 per basic ($0.50 diluted) share compared with $2,139,000 or $0.45 per basic ($0.43 diluted) share for the nine-month period ended September 30, 2005. Annualized return on average assets was 0.92% for the period ending September 30, 2006 compared to 0.78% for the period ending September 30, 2005. The improvement in return on assets was primarily attributed higher earnings resulting from a rising interest rate environment and strong growth in earning assets. Return on average equity for the current period was 9.21% compared to 10.21% for the prior period. Return on average equity for the current period decreased due to increased equity resulting from 848,000 shares issued during the public offering in the fourth quarter of 2005 as well as 2,432,371 additional shares issued to complete the acquisition of Port City Capital Bank.

Results of operations for the nine-month period ended September 30, 2006, when compared with the period ended September 30, 2005, were positively impacted by strong earning asset growth over the past twelve months, a rising interest rate environment and an increase in non-interest income. Non interest expense increased during the current nine-month period as the Company continues to expand its branch network into new markets.

Net Interest Income. Net interest income increased by $3.2 million or 32% from $10.0 million for the nine-month period ended September 30, 2005 to $13.2 million for the current nine-month period. Growth in both earning assets and interest bearing liabilities, coupled with the rising interest rate environment, resulted in increases in both total interest income and total interest expense in the current period compared with the prior year period.

Total interest income was $24.4 million for the nine-month period ended September 30, 2006 compared to $16.2 million for the prior year period, an increase of $8.2 million or 51%. The total increase was the result of a $5.2 million increase due to growth in average earning assets and a $3.0 million increase due to the rising average yield earned on those assets. Total interest expense increased by $5.0 million from $6.2 million for the prior year period to $11.2 million for the current period. The increase was the result of a $2.1 million increase due to growth in interest-bearing liabilities and a $2.9 million increase due to the rising cost of funds.

Total average earning assets increased $100.5 million or 29% from an average of $344.2 million as of September 30, 2005 to an average of $444.7 million for the nine-month period ended September 30, 2006. The average of loans outstanding during the current six-month period was $374.2 million reflecting a $86.6 million or 30% increase over the $287.6 million for the prior year period. The average balance of the investment securities portfolio for the current period was $65.6 million, increasing by $10.8 million or 20% compared to an average of $54.8 million at September 30, 2005. The average balance of federal funds sold and other earning assets increased to $4.9 million for the nine-month period ended September 30, 2006 compared to $1.8 million for the prior period.

Total average interest-bearing liabilities increased by $79.5 million or 27% from an average of $295.2 million for the period ended September 30, 2005 to $374.7 million for the current nine-month period. Average interest-bearing deposits increased by $70.9 million or 28% growing from $249.5 million at

September 30, 2005 to $320.4 million at September 30, 2006. Total average borrowings increased by $8.6 million or 19% to $54.3 million for the current nine-month period from $45.7 million for the prior year period.

The net interest margin for the nine-month period ended September 30, 2006 was 3.97% compared to 3.89% for the nine-month period ended September 30, 2005. The average yield on earning assets for the current six-month period increased by 104 basis points to 7.34% compared with 6.30% for the prior year period, while the average cost of interest-bearing funds increased by 119 basis points to 4.00% from 2.81%. The spread between the rates paid on earning assets and the cost of interest-bearing funds decreased by 15 basis points from 3.49% to 3.34%. The Company’s reliance on interest-bearing liabilities to fund earning asset growth decreased as the percentage of interest earning assets to interest bearing liabilities increased from 116.59% to 118.67%.

Provision for Loan Losses. The Company’s provision for loan losses for the nine-month period ended September 30, 2006 was $617,000 compared to $747,000 for the same period in 2005. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The decreased loan loss provision for the current nine-month period is primarily due to the implementation of our newly developed loan loss model which is better incorporates the requirements of FASB 114, Accounting by Creditors for Impairment of a Loan, than the previously used model. See the section entitled “Non Performing Assets” for more details. The allowance for loan losses was $6.6 million at September 30, 2006, representing 1.25% of total outstanding loans.

Non-Interest Income. For the nine-month period ended September 30, 2006, non-interest income increased by $168,000 to $1.9 million. The largest components of non-interest income in the first nine months of 2006 were $811,000 in customer service fees, $504,000 in mortgage loan origination fees, $171,000 increase in cash surrender value on life insurance, $135,000 in service charges and fees on deposit accounts, and $61,000 in investment referral fees. The income from investment referral fees was recorded on a gross basis in 2005, and in 2006 is net certain commission expenses. For the nine-month period ended September 30, 2005, non-interest income included $617,000 in customer service fees, $569,000 in mortgage loan origination fees, $170,000 increase in cash value on life insurance, $138,000 in investment referral fees and $131,000 in service charges and fees on deposit accounts. For the nine-month period ended September 30, 2005, revenue was partially offset by a $9,000 loss on the sale of assets and a $16,000 loss on sale of securities while the nine month period ending September 30, 2006 included a distribution from a non-marketable investment of $59,000.

Non-Interest Expenses. Non-interest expenses increased by 21% to $9.4 million for the nine-month period ended September 30, 2006 compared with $7.8 million for the same period ended September 30, 2005. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $5.1 million for the current nine-month period compared to $4.2 million for the same period in the prior year. Due to branch and administrative expansion, the number of employees has increased over the past twelve months. Management anticipates personnel expense to continue to increase as opportunities to hire quality employees present themselves and we expand into new markets.

Occupancy and equipment expenses increased by $196,000 or 15% from $1,275,000 for the nine-month period ended September 30, 2005 to $1,471,000 for the current year period. Occupancy expenses have risen due to the opening of two new branch locations, a loan production office and an Operations Center. Data processing costs increased from $478,000 for the prior year nine-month period to $574,000 for the current nine-month period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes, and include the monthly costs associated with data line connectivity between offices. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $403,000 to $2.2 million for the first nine months of 2006 compared with $1.8 million for the first nine months of the prior year. The increase was primarily a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $1.8 million during the nine-months ended September 30, 2006 compared to $1.1 million for the prior year period. The effective tax rates for the two periods were 36.0% and 34.3%, respectively. The increase is due to a smaller percentage of income earned from tax exempt sources and the non-tax deductibility of the expensing of the fair value of stock options pursuant to FASB 123R.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company’s assets and liabilities for the three and nine-month periods ended September 30, 2006 and 2005. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance. For purposes of the analysis, Federal Home Loan Bank stock is included in Investment Securities totals.

Average Balances, Interest and Average Yields/Cost

(Dollars in Thousands)

	For the Three Months Ended September 30,
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earnings assets
Loan portfolio	$417,776	$8,516	8.09%	$309,800	$5,466	7.00%
Investment securities	73,636	877	4.76%	55,621	576	4.14%
Fed funds and other interest-earning assets	9,948	129	5.14%	1,996	17	3.38%

Total earning assets	501,360	9,522	7.54%	367,417	6,059	6.54%
Noninterest-bearing assets	37,470			23,000

Total Assets	$538,830			$390,417

Interest-bearing liabilities
Interest-bearing NOW	$36,932	131	1.41%	$41,811	117	1.11%
Money market and savings	110,363	1,186	4.26%	49,386	274	2.20%
Time deposits	220,904	2,507	4.50%	172,033	1,450	3.34%
Short-term borrowings	11,850	164	5.42%	20,524	201	3.83%
Long-term debt	42,802	620	5.67%	31,987	369	4.51%

Total interest-bearing liabilities	422,851	4,608	4.32%	315,741	2,411	3.03%
Non interest-bearing deposits	57,534			44,564
Other liabilities	2,215			1,242
Total Liabilities	482,600			361,547
Stockholders’ Equity	56,230			28,870

Total Liabilities & Stockholders’ Equity	$538,830			$390,417

Net interest income		$4,914			$3,648

Interest rate spread			3.22%			3.51%

Net margin			3.89%			3.94%

Percentage of average interest-earning assets to average interest bearing liabilities			118.57%			116.37%

Average Balances, Interest and Average Yields/Cost

(Dollars in Thousands)

	For the Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earnings assets
Loan portfolio	$374,181	$21,968	7.85%	$287,633	$14,466	6.72%
Investment securities	65,658	2,265	4.60%	54,813	1,712	4.16%
Fed funds and other interest-earning assets	4,875	185	5.07%	1,780	39	2.93%

Total earning assets	444,714	24,418	7.34%	344,226	16,217	6.30%
Noninterest-bearing assets	29,743			21,890

Total Assets	$474,457			$366,116

Interest-bearing liabilities
Interest-bearing NOW	$37,851	437	1.54%	$39,733	293	0.99%
Money market and savings	77,457	2,186	3.77%	43,805	628	1.92%
Time deposits	205,149	6,423	4.19%	165,986	3,886	3.13%
Short-term borrowings	16,200	610	4.97%	9,612	264	3.62%
Long-term debt	38,105	1,557	5.39%	36,101	1,130	4.13%

Total interest-bearing liabilities	374,762	11,213	4.00%	295,237	6,201	2.81%
Non interest-bearing deposits	50,526			41,756
Other liabilities	1,843			1,101
Total Liabilities	427,131			338,094
Stockholders’ Equity	47,326			28,022

Total Liabilities & Stockholders’ Equity	$474,457			$366,116

Net interest income		$13,205			$10,016

Interest rate spread			3.34%			3.49%

Net margin			3.97%			3.89%

Percentage of average interest-earning assets to average interest bearing liabilities			118.67%			116.59%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three and nine-month periods ended September 30, 2006 and 2005. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated proportionately to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis

	Three Months Ended September 30, 2006 vs. 2005 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	2,053	997	3,050
Investment Securities	201	100	301
Fed funds and other interest-earning assets	85	27	112

Total interest-earning assets	2,339	1,124	3,463

Interest Expense
Interest-bearing NOW	(16)	30	14
Money market and savings	497	415	912
Time deposits	484	573	1,057
Short-term borrowings	(102)	65	(37)
Long-term debt	140	111	251

Total interest-bearing liabilities	1,003	1,194	2,197

Net interest income	1,336	(70)	1,266

Rate/Volume Analysis

	Nine Months Ended September 30, 2006 vs. 2005 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	4,717	2,785	7,502
Investment Securities	357	196	553
Fed funds and other interest-earning assets	92	54	146

Total interest-earning assets	5,166	3,035	8,201

Interest Expense
Interest-bearing NOW	(18)	162	144
Money market and savings	716	842	1,558
Time deposits	1,071	1,466	2,537
Short-term borrowings	214	132	346
Long-term debt	75	352	427

Total interest-bearing liabilities	2,058	2,954	5,012

Net interest income	3,108	81	3,189

NONPERFORMING ASSETS

The table below sets forth, for the periods indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At September 30,		At December 31,
	2006	2005	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$128	$222	$26	$5
Restructured loans	—	—	—	—

Total nonperforming loans	128	222	26	5

Real estate owned	190	—	22	245
Repossessed assets	—	—	—	48

Total nonperforming assets	$318	$222	$48	$298

Accruing loans past due 90 days or more	$—	$—	$—	$—
Allowance for loan losses	6,573	4,293	4,351	3,668
Nonperforming loans to period end loans	0.02%	0.07%	0.01%	0.00%
Allowance for loan losses to period end loans	1.25%	1.33%	1.33%	1.42%
Allowance for loan losses to nonperforming loans	5,147.74%	1,930.59%	16,734.62%	78,577.55%
Nonperforming assets to total assets	0.05%	0.05%	0.01%	0.09%

Nonperforming assets and loans past due 90 days or more to total assets	0.05%	0.05%	0.01%	0.09%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At September 30, 2006, we identified three loans in the aggregate amount of $560,000 as potential problem loans. Management has evaluated these credits and estimated the potential losses net of the collateral value for these loans. A specific amount has been reserved in the allowance for loan losses for this total exposure amount.

At September 30, 2006, there were six foreclosed properties valued at $190,000 and two nonaccrual loans totaling $128,000. Foreclosed property is valued at the lower of appraised value or the outstanding loan balance. Interest foregone on nonaccrual loans for the nine-month period ended September 30, 2006 was approximately $7,000. There were no foreclosed properties at September 30, 2005 and five non-accrual loans in the aggregate amount of $222,000. Interest foregone on non-accrual loans for the nine-month period ended September 30, 2005 was approximately $5,000.

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

Management has developed a model for evaluating the adequacy of the allowance for loan losses. The model uses the Company’s internal loan grading system to segment each category of loans by risk class. Using the various evaluation factors mentioned above as well as some industry wide historical net charge-off data, management predetermined allowance percentages for each risk class within each loan category. The total aggregate balance of loans in each risk class is multiplied by the associated allowance percentage to determine an adequate level of allowance for loan losses.

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

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. For the nine-month period ended September 30, 2006, there were $81,000 in net loan charge-offs and $128,000 in non-accrual loans compared with $122,000 in net loan charge-offs and $222,000 in non accrual loans at September 30, 2005. The allowance for loan losses at September 30, 2006 was $6.6 million, which represents 1.25% of total outstanding loans compared to $4.3 million and 1.33% for the prior year. The allowance for loan losses as a percentage of total outstanding loans as well as the loan loss provision declined from the prior year due to the implementation of our newly developed loan loss model which better incorporates the requirements of FASB 114, Accounting by Creditors for Impairment of a Loan, than the previously used model.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses

	At September 30, 2006		At December 31, 2005
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Residential real estate loans	$172	3.98%	$90	4.54%
Home equity loans and lines	287	7.81%	201	10.62%
Commercial mortgage loans	3,337	56.38%	1,876	52.92%
Construction loans	1,568	18.71%	735	14.17%
Commercial and industrial loans	1,075	12.06%	1,138	16.03%
Loans to individuals	134	1.06%	311	1.72%

Total allowance	$6,573	100.00%	$4,351	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Nine-Month Periods Ended September 30,
	2006	2005
	(Dollars in thousands)
Balance at the beginning of the year	$4,351	$3,668
Charge-offs:
Commercial and industrial loans	14	138
Commercial real estate loans	—	34
Residential real estate loans	64	—
Loans to individuals	5	8

Total charge-offs	83	180

Recoveries	2	58

Net charge-offs (recoveries)	81	122
Acquired in Port City Capital Bank transaction	1,686	—
Provision for loan losses	617	747

Balance at the end of the year	$6,573	$4,293

Total loans outstanding at period-end	$526,066	$322,192
Average loans outstanding for the period	$374,181	$287,633
Allowance for loan losses to total loans outstanding	1.25%	1.33%
Ratio of net charge-offs to average loans outstanding	0.02%	0.04%

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

As of September 30, 2006, liquid assets (cash and due from banks, interest-earning deposits with banks, fed funds sold, and investment securities available for sale) were approximately $113.4 million, which represents 17% of total assets and 21% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $138.5 million of which $51.7 million is outstanding at September 30, 2006. At September 30, 2006, outstanding commitments for undisbursed lines of credit, letters of credit and undisbursed investment commitments amounted to approximately $168.6 million. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings. Certificates of deposits represented 52% of the Company’s total deposits at September 30, 2006 compared with 55% at December 31, 2005. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 40% of the Company’s total deposits at September 30, 2006 and 37% at December 31, 2005. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent State Bank must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At September 30, 2006, CSB’s equity to asset ratio was 8.56%. All capital ratios place the CSB in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. CSB’s ratios of Tier I capital to risk-weighted assets and total capital to risk-based assets at September 30, 2006 were 9.23% and 10.34%, respectively. Port City Capital Bank is also required to satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At September 30, 2006, PCCB’s equity to asset ratio was 8.68%. All capital ratios place PCCB in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. PCCB’s ratios of Tier I capital to risk-weighted assets and total capital to risk-based assets at September 30, 2006 were 8.87% and 10.06%, respectively. The Company is also required to maintain capital adequacy ratios. At September 30, 2006, the Company’s ratios of Tier 1 capital to risk-weighted assets and total capital to risk-based assets were 10.00% and 11.13%, respectively.

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

Item 4. Controls and Procedures

Crescent Financial Corporation’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2006, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Company’s internal controls during the quarter ended September 30, 2006 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Debt.

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders was held on July 11, 2006. Of 5,037,234 shares entitled to vote at the meeting, 4,481,687 shares voted. The following matters were voted on at the meeting:

1.	Approval of merger whereby Port City Capital Bank will be acquired by Crescent Financial Corporation

The merger was approved with 3,059,576 shares voting for, 95,404 shares voting against, and 4,087 shares abstaining.

2.	Election of Directors

Joseph S. Colson Jr., Kenneth A. Lucas, and Francis R. Quis, Jr. were elected to three-year terms as follows:

Nominee	For	Against	Abstain
Joseph S. Colson, Jr.	4,393,113	—	88,574
Kenneth A. Lucas	4,391,963	—	89,724
Francis R. Quis, Jr.	4,393,196	—	88,491

The following directors continue in office after the meeting: Brent D. Barringer, Michael G. Carlton, Bruce I. Howell, James A Lucas, Jr., Sheila Hale Ogle, Jon R. Rufty and Stephen K. Zaytoun.

3.	Approval of the Company’s 2006 Omnibus Stock Ownership and Long Term Incentive Plan

The 2006 Omnibus Stock Ownership and Long Term Incentive Plan was approved with 2,849,165 shares voting for, 238,818 shares voting against, and 71,083 shares abstaining.

4.	Ratification of Appointment of Independent Public Accountants

Management’s appointment of Dixon Hughes PLLC as the Company’s independent public accountants for 2006 was approved with 4,455,770 shares voting for, 18,346 shares voting against, and 7,571 shares abstaining.

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

CRESCENT FINANCIAL CORPORATION

Date: November 13, 2006	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

Date: November 13, 2006	By:	/s/ Bruce W. Elder
Bruce W. Elder
Principal Financial Officer