Form 10-K
period 2006-12-31
CRESCENT FINANCIAL CORP
filed 2007-03-28
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

COMMISSION FILE NUMBER 000-32951

CRESCENT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2259050
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act Rule.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $68,324,358.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date: 8,298,296 shares of Common Stock outstanding as of March 15, 2007.

Documents Incorporated by Reference.
None.

PART I	FORM 10-K	PROXY STATEMENT	ANNUAL REPORT
Item 1 - Business	X
Item 1A - Risk Factors	X
Item 1B - Unresolved Staff Comments	X
Item 2 - Properties	X
Item 3 - Legal Proceedings	X
Item 4 - Submission of Matters to a Vote of Security Holders	X

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	X
Item 6 - Selected Financial Data	X
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation	X
Item 7A - Quantitative and Qualitative Disclosures About Market Risk	X
Item 8 - Financial Statements and Supplementary Data	X
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	X
Item 9A - Controls and Procedures	X
Item 9B - Other Information	X

PART III

Item 10 - Directors and Executive Officers of the Registrant	X	X
Item 11 - Executive Compensation		X
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	X	X
Item 13 - Certain Relationships and Related Transactions		X
Item 14 - Principal Accounting Fees and Services		X

PART IV

Item 15 - Exhibits, Financial Statement Schedules	X

PART I

ITEM 1 - BUSINESS

General

Crescent Financial Corporation (referred to as the “Registrant,” the “Company” or by the use of “we,” “our” or “us”) was incorporated under the laws of the State of North Carolina on April 27, 2001, at the direction of the Board of Directors of Crescent State Bank (“CSB”), for the purpose of serving as the bank holding company for CSB and became the holding company for CSB on June 30, 2001. To become CSB’s holding company, Registrant received approval of the Federal Reserve Board as well as CSB’s shareholders. Upon receiving such approval, each share of $5.00 par value common stock of CSB was exchanged on a one-for-one basis for the $1.00 par value common stock of the Registrant. On August 31, 2006, the Registrant acquired Port City Capital Bank for cash and stock valued at $40.2 million. The Company now serves as a multi-bank holding company.

CSB was incorporated on December 22, 1998 as a North Carolina-chartered commercial bank and opened for business on December 31, 1998. Including its main office, CSB operates ten (10) full service branch offices in Cary (2), Apex, Clayton, Holly Springs, Pinehurst, Raleigh, Southern Pines, Sanford and Garner, North Carolina and one loan production office in Raleigh, North Carolina. The Southern Pines and Pinehurst offices were acquired through a merger with Centennial Bank of Southern Pines in August, 2003.

Port City Capital Bank (“PCCB”) was organized and incorporated under the laws of the State of North Carolina on June 13, 2002 and commenced operations on July 1, 2002. PCCB currently serves New Hanover County, North Carolina and surrounding areas through one banking office. As a state chartered bank that is not a member of the Federal Reserve, PCCB is subject to regulation by the State of North Carolina Banking Commission and the Federal Deposit Insurance Corporation.

The Registrant operates for the primary purpose of serving as the holding company for the two banks. The Registrant’s headquarters are located at 1005 High House Road, Cary, North Carolina 27513.

The banks operate for the primary purpose of serving the banking needs of individuals, and small- to medium-sized businesses in their market area. The banks offer a range of banking services including checking and savings accounts, commercial, consumer and personal loans, and mortgage services and other associated financial services.

Lending Activities

General. We provide a wide range of short- to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured. We also make real estate mortgage and construction loans and Small Business Administration guaranteed loans. Many of our commercial loans are collateralized with real estate in our market but such collateral is mainly a secondary, and not primary, source of repayment. We have maintained a balance between variable and fixed rate loans within our portfolio. Variable rate loans accounted for 55% of the loan balances outstanding at December 31, 2006 while fixed rate loans accounted for 45% of the balances.

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

Commercial Mortgage Loans. We originate and maintain a significant amount of commercial real estate loans. This lending involves loans secured principally by commercial office buildings, both investment and owner occupied. We require the personal guaranty of principals and a demonstrated cash flow capability sufficient to service the debt. The real estate collateral is a secondary source of repayment. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. We also make loans secured by commercial/investment properties provided the subject property is either pre-leased or pre-sold before the bank commits to finance its construction.

Construction Loans. Another of our primary lending focuses is construction/development lending. We originate one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders and consumers for the construction of homes. We finance “starter” homes as well as “high-end” homes. We generally receive a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The bank is active in the construction market and makes construction loans to builders of homes that are not pre-sold, but limits the number of such loans to any one builder. This type of lending is only done with local, well-established builders and not with large or national tract builders. We lend to builders in our market who have demonstrated a favorable record of performance and profitable operations. We limit the number of unsold homes for each builder but there is no limit for pre-sold homes. We will also finance small tract developments and sub-divisions; however, we seek to be only one of a number of financial institutions making construction loans in any one tract or sub-division. We endeavor to further limit our construction lending risk through adherence to established underwriting procedures and the requirement of documentation of all draw requests. We require personal guarantees of the principals and demonstrated secondary sources of repayment on construction loans.

Commercial Loans. Commercial business lending is another focus of our lending activities. Commercial loans include secured loans for working capital, expansion and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, we require personal guarantees of the principals and secondary sources of repayment, primarily a deed of trust on local real estate. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as commercial mortgage loans. More frequent repricing means that yields on our commercial loans adjust more quickly with changes in interest rates.

Loans to Individuals, Home Equity Lines of Credit and Residential Real Estate Loans. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate secondary source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. We attempt to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

Residential real estate loans are made for purchasing and refinancing one to four family properties. We offer fixed and variable rate options, but generally limit the maximum fixed rate term to five years. We provide customers access to long-term conventional real estate loans through our mortgage loan department, which originates loans and brokers them for sale in the secondary market. Such loans are closed by mortgage brokers and are not funded by us. We anticipate that we will continue to be an active originator of mortgage loans and only hold for our own account a small number of well-collateralized, non-conforming residential loans.

The following table describes our loan portfolio composition by category:

	At December 31,
	2006		2005		2004
		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate - commercial	$304,823	55.36%	$174,039	52.92%	121,825	47.24%
Real estate - residential	20,224	3.67%	14,914	4.54%	11,604	4.50%
Construction loans	110,033	19.99%	46,607	14.17%	38,916	15.09%
Commercial and industrial loans	67,822	12.32%	52,708	16.03%	48,757	18.90%
Home equity loans and lines of credit	42,704	7.76%	34,921	10.62%	30,960	12.00%
Loans to individuals	4,977	0.90%	5,670	1.72%	5,846	2.27%
Total loans	550,583	100.00%	328,859	100.00%	257,908	100.00%
Less: Net deferred loan fees	(764)		(537)		(447)
Total loans, net	$549,819		$328,322		$257,461

	At December 31,
	2003		2002
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate - commercial	$101,316	46.66%	$52,361	41.59%
Real estate - residential	14,765	6.80%	2,319	1.84%
Construction loans	31,612	14.56%	27,503	21.84%
Commercial and industrial loans	38,237	17.61%	24,682	19.60%
Home equity loans and lines of credit	22,985	10.59%	16,051	12.75%
Loans to individuals	8,213	3.78%	3,002	2.38%
Total loans	217,128	100.00%	125,917	100.00%
Less: Net deferred loan fees	(382)		(244)
Total loans, net	$216,746		$125,673

The following table presents at December 31, 2006 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates that mature after one year:

	Within	1-5	After 5
	1 Year	Years	Years	Total
		(In thousands)
Commercial mortgage	$101,268	$196,840	$6,715	$304,823
Residential mortgage	9,425	10,623	176	20,224
Construction loans	78,101	29,085	2,847	110,033
Commercial and industrial	47,266	20,420	136	67,822
Home equity lines and loans	4,320	12,569	25,815	42,704
Individuals	2,534	2,124	319	4,977

Total	$242,914	$271,661	$36,008	$550,583

Fixed rate loans				$190,301
Variable rate loans				117,368

				$307,669

Loan Approvals. Our loan policies and procedures establish the basic guidelines governing lending operations. Generally, the guidelines address the type of loans that we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans and credit lines are subject to approval procedures and amount limitations. Depending upon the loan requested, approval may be granted by the individual loan officer, our officers’ loan committee or, for the largest relationships, the directors’ loan committee. The Company’s full board is required to approve any single transaction of $2.5 million or more. These amount limitations apply to the borrower’s total outstanding indebtedness to us, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the board of directors.

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

Asset Quality

We consider asset quality to be of primary importance, and employ a third party loan reviewer to ensure adherence to the lending policy as approved by our board of directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is credit administration’s responsibility to change the borrower’s risk grade accordingly. At least annually we undergo loan review by an outside third party who reviews compliance with our underwriting standards and risk grading and provides a report detailing the conclusions of that review to our board of directors and senior management. The banks’ boards requires management to address any criticisms raised during the loan review and to take appropriate actions where warranted.

Investment Activities

Our investment portfolio plays a major role in management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. The securities portfolio generates a nominal percentage of our interest income and serves as a necessary source of liquidity. Debt and equity securities that will be held for indeterminate periods of time, including securities that we may sell in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. We carry these investments at market value, which we generally determine using published quotes or a pricing matrix obtained at the end of each month. Unrealized gains and losses are excluded from our earnings and are reported, net of applicable income tax, as a component of accumulated other comprehensive income in stockholders’ equity until realized.

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

The following table sets forth for the years indicated the average balances outstanding and average interest rates for each major category of deposits:

	For the Year Ended December 31,
	2006		2005		2004
	(Dollars in thousands)
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$56,376	-	$42,641	-	$37,898	-
Interest bearing demand deposits	37,876	1.46%	39,609	1.05%	40,931	0.79%
Money market deposits	51,926	3.52%	41,548	2.16%	31,537	1.29%
Savings deposits	40,694	4.51%	4,952	1.79%	2,758	0.36%
Time deposits over $100,000	154,538	4.82%	110,312	3.30%	85,961	2.57%
Time deposits under $100,000	72,440	3.51%	58,787	3.13%	56,445	2.68%

Total interest bearing deposits	357,474	3.97%	255,208	2.70%	217,632	2.04%

Total average deposits	$413,850	3.43%	$297,849	2.31%	$255,530	1.73%

	For the Year Ended December 31,
	2003		2002
		(Dollars in thousands)
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$34,977	-	$24,086	-
Interest bearing demand deposits	31,340	0.94%	19,668	1.61%
Money market deposits	22,589	1.37%	21,144	1.90%
Savings deposits	1,544	0.40%	1,154	0.69%
Time deposits over $100,000	41,644	3.15%	30,627	3.65%
Time deposits under $100,000	41,566	2.95%	28,218	3.76%

Total interest bearing deposits	138,683	2.21%	100,811	2.85%

Total average deposits	$173,660	1.77%	$124,897	2.30%

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2006:

Remaining maturity:	(in thousands)
Three months or less	$55,900
Over three months through one year	93,602
Over one year through three years	66,766
Over three years through five years	13,498
Total	$229,766

Borrowings

As additional sources of funding, we use advances from the Federal Home Loan Bank of Atlanta under a line of credit equal to 20% of the CSB’s total assets ($101.5 million at December 31, 2006). Outstanding advances at December 31, 2006 were $55.0 million. Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2006 advances were secured by investment securities available for sale with a fair value of $9.8 million and by loans with a carrying amount of $116.1 million, which approximates market value. PCCB does not utilize the FHLB as a funding source.

We may purchase federal funds through five unsecured federal funds lines of credit aggregating $44.2 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of the advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate (5.63% at December 31, 2006). Short-term borrowings may also consist of securities sold under a repurchase agreement. Securities sold under repurchase agreements generally mature within one to four days from the transaction date. There were $6.5 million in federal funds purchased at December 31, 2006.

Junior Subordinated Debt

In August of 2003, $8.0 million in trust preferred securities were placed through Crescent Financial Capital Trust I. The trust has invested the total proceeds from the sale of its trust preferred securities in junior subordinated deferrable interest debentures issued by us. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three-month LIBOR plus 310 basis points. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible by us for income tax purposes. The trust preferred securities are redeemable on or after October 7, 2008. We have fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. Our obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness. The principal reason for issuing trust preferred securities is that the proceeds from their sale qualify as Tier 1 capital for regulatory capital purposes (subject to certain limitations), thereby enabling us to enhance our regulatory capital positions without diluting the ownership of our stockholders.

Investment Services

Crescent State Bank has entered into a revenue sharing agreement with Capital Investment Group, Raleigh, North Carolina, under which it receives revenue for securities and annuity sales generated by brokers located in our offices. We offer this investment service under the name “Crescent Investment Services.”

Port City Capital Bank has entered into a revenue sharing agreement with Fountain Financial Associates, Wilmington, North Carolina, under which it receives revenue for securities and annuity sales generated by brokers located in its office.

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

Banking Technology

Because of the level of sophistication of our markets, we commenced operations with a full array of technology available for our customers. Our customers have the ability to perform on-line banking and bill paying, access on-line check images, make transfers, initiate wire transfer requests and stop payment orders of checks. We provide our customers with imaged check statements, thereby eliminating the cost of returning checks to customers and eliminating the clutter of canceled checks. Through branch image capture technology, both CSB and PCCB offer same day credit for deposits made prior to 5:00 pm.

Strategy

Our strategy is three-fold: we are committed to achieving growth and performance through exceptional customer service and sound asset quality; we provide a comprehensive array of products and services; and we are able to adapt to a rapidly changing banking environment. We place the highest priority on providing professional, highly personalized service - it’s the driving force behind our business. Our de novo expansion strategy is to identify growth markets and expand into them, but only when we are able to retain the services of an experienced banker with extensive personal knowledge of that market.

Primary Market Area

CSB’s market area includes the four contiguous counties of Wake, Johnston, Lee and Moore Counties. This area includes the State Capitol of Raleigh as well as the area known as Research Triangle Park, one of the nation’s leading technology centers. Our market area is home to several universities and institutions of higher learning, including North Carolina State University. The four counties comprising our market area have a diverse economy centered on state government, the academic community, the technology industry, the medical and pharmaceuticals sectors and the many small businesses that support these enterprises as well as the people that live and work in this area. According to the U.S. Census Bureau, the Raleigh-Durham-Cary Metropolitan Statistical Area, which includes the Town of Cary, had a population of approximately 1.5 million people in 2005. Lee and Moore Counties are located to the south of Raleigh in the region referred to as the Sandhills area, which is home to the towns of Pinehurst, Sanford and Southern Pines. The region’s economy benefits from an emphasis on the golf industry due to the many world class golf courses located in the vicinity and also from a growing retiree population drawn to the mild climate and recreational activities afforded by the Sandhills area.

Cary, the second largest city in Wake County and the seventh largest in North Carolina, has an estimated population of 117,000 as of October 2006. The area has a very strong and diversified economy. The total population of Wake County is over 748,000 as of June 2005. The total population of Johnston County is over 146,000, Moore County has an estimated population of over 80,000 and Lee County has an estimated population of over 55,000 as of June 2005. Our market area is served by several major highways, Interstates 40, 440 and 540, US 1, US 64, and NC 55. International, national, and regional airlines offer service from the Raleigh-Durham International Airport, which is less than five miles from Cary.

The population of our market area is relatively diverse, young and highly educated. As of 2000, over 60% of Cary’s population 25 years or older had at least a bachelor’s degree. This educational level is due to the number of higher education institutions located in our market area as well as the Research Triangle Park’s high technology employee base.

The economic strength of the area is also reflected by the per capita income, which as of the year 2003 for the Raleigh-Durham-Cary metropolitan statistical area was $33,627 compared to $28,071 for North Carolina. The median family income in the Raleigh-Durham-Cary metropolitan statistical area in 2005 was $69,800 compared to $56,712 for the State of North Carolina. Cary is home to the world’s largest privately held software company, SAS Institute, and it has attracted other world-class businesses including MCI, RH Donnelly, Siemens, American Airlines, Oxford University Press and Austin Foods. The Research Triangle Park houses major facilities of IBM, GlaxoSmithKline, Nortel, the U.S. Environmental Protection Agency, Quintiles and numerous other technology and bio-medical firms.

PCCB’s market area includes New Hanover County which is home to Wilmington, North Carolina as well as the University of North Carolina at Wilmington. Wilmington has an estimated population of 100,000 while New Hanover County has a population of approximately 180,000. Wilmington is the ninth largest city in North Carolina. The median family income for Wilmington was $54,200 and per capita income was $21,500. Wilmington has a sizable seaport and is the most eastern point in the United States of Interstate 40. The area has become an important destination for the entertainment industry as over 200 movies or television shows have been produced in Wilmington. The population is culturally diverse and the median age is 34 years old.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to early adoption of statewide branching. We compete in our market area with large regional and national banking organizations, other federally and state chartered financial institutions such as savings and loan institutions and credit unions, consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of our competitors have broader geographic markets and higher lending limits than we do and are also able to provide more services and make greater use of media advertising. All markets in which we have a banking office are also served by branches of the largest banks in North Carolina

For example, as of June 30, 2006 there were 218 offices of 24 different commercial banks in Wake County, 30 offices of 9 different commercial banks in Johnston County, 37 offices of 11 different commercial banks in Moore County, 19 offices of 8 different commercial banks in Lee County and 70 offices of 15 different commercial banks in New Hanover County. While we typically do not compete directly for loans with larger banks, they do influence our deposit products. We do compete more directly with mid-size and small community banks that have offices in our market areas. There are also a number of new community banks in Wake and Durham Counties that have a direct competitive effect as borrowers tend to “shop” the terms of their loans and deposits.

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

Employees

At December 31, 2006, the Registrant employed 113 full-time and 16 part-time employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

REGULATION

Regulation of the Banks

The banks are extensively regulated under both federal and state law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Registrant and the banks.

State Law. The banks are subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the banks are required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition of the banks. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. The banks’ deposits are insured up to applicable limits by the Deposit Insurance Fund, or DIF, of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The banks’ deposits, therefore, are subject to FDIC deposit insurance assessment.

        The FDIC recently amended its risk-based deposit assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, or the Reform Act. Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

        The FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits, in contrast to the statutorily fixed ratio of 1.25% under the old system. The ratio, which is viewed by the FDIC as the level that the funds should achieve, was established by the agency at 1.25% for 2007. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits. The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset future assessments until exhausted.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk- adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2006, CSB was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 9.12% and 10.26%, respectively. As of December 31, 2006, PCCB was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 9.50% and 10.69%, respectively.

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

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the “Federal Deposit Insurance Corporation Improvement Act of 1991” below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the banks to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

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

Miscellaneous. The dividends that may be paid by each bank are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid unless a bank’s capital surplus is at least 50% of its paid-in capital.

The earnings of the banks will be affected significantly by the policies of the Federal Reserve Board, which is responsible for regulating the United States money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the banks.

We cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the banks’ operations.

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

The merger or consolidation of the banks with each other or with another bank, or the acquisition by the Registrant of assets of another bank, or the assumption of liability by the Registrant to pay any deposits in another bank, will require the prior written approval of the primary federal bank regulatory agency of the acquiring or surviving bank under the federal Bank Merger Act. The decision is based upon a consideration of statutory factors similar to those outlined above with respect to the Bank Holding Company Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the Bank Holding Company Act and/or the North Carolina Banking Commission may be required.

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

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders’ equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others. As of December 31, 2006, the Registrant was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 9.88% and 11.03%, respectively.

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

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law is applicable to the Registrant because it currently maintains separate subsidiary depository institutions, CSB and PCCB.

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

Interstate Branching

Under the Riegle-Neal Interstate Banking and Branching Act (the “Riegle-Neal Act”), the Federal Reserve Board may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. As of June 1, 1997, banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle-Neal Act. These mergers are also subject to similar aging and deposit concentration limits.

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

We cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on our operations.

ITEM 1A - RISK FACTORS

Risks Associated with our Continued Operations

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

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of growth. Because of our relatively small size and shorter operating history, it will be difficult for us to replicate our historical earnings growth as we continue to expand. Consequently, our historical results of operations will not necessarily be indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

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

Our success depends to a large degree on the general economic conditions in Wake, Johnston, Moore, Lee, and New Hanover Counties and adjoining markets. The local economic conditions in these areas have a significant impact on the amount of loans that we make to our borrowers, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic condition caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect our financial condition and performance.

The lack of seasoning of our loan portfolio makes it difficult to assess the adequacy of our loan loss reserves accurately.

We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of our overall loan portfolio;

•	our historical loan loss experience;

•	evaluation of economic conditions;

•	regular reviews of loan delinquencies and loan portfolio quality; and

•	the amount and quality of collateral, including guarantees, securing the loans.

However, there is no precise method of predicting credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. In addition, due to our rapid growth over the past several years and our limited operating history, a large portion of the loans in our loan portfolio was originated recently. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually perform more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If charge-offs in future periods increase, we may be required to increase our provision for loan losses, which would decrease our net income and possibly our capital.

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

Liquidity is essential to our business. Our liquidity could be substantially negatively affected by our inability to access secured lending markets, brokered deposit markets or raise funding in the long-term or short-term capital markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if the Federal Home Loan Bank (FHLB) or deposit brokers develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we suffer a decline in the level of our business activity, regulatory authorities take significant action against us, or we discover employee misconduct or illegal activity, among other things. If we were unable to raise funds using the methods described above, we would likely need to liquidate unencumbered assets, such as our investment and loan portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our operations.

We rely heavily on the services of key personnel.

Michael G. Carlton, our president and chief executive officer, has substantial experience with our operations and has contributed significantly to our growth since our founding. The loss of the services of Mr. Carlton or of one or more of the key members of our executive management team may have a material adverse effect on our operations. If Mr. Carlton or other members of our executive management team were no longer employed by us, our ability to implement our growth strategy could be impaired.

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

The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand.

We may expand our banking network over the next several years, not just in our existing core market area, but also in other community markets throughout central North Carolina and other contiguous markets. To expand into new markets successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. We expect that competition for qualified management in the markets in which we may expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from more established banks. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit, and retain talented personnel to manage new offices effectively would limit our growth and could materially adversely affect our business, financial condition, and results of operations.

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

The banking business in North Carolina in general, and in the Triangle area in particular, which is part of our market area, is extremely competitive. Most of our competitors are larger and have greater resources than we do and have been in existence a longer period of time. We will have to overcome historical bank-customer relationships to attract customers away from our competition. We compete with the following types of institutions:

• other commercial banks	• securities brokerage firms
• savings banks	• mortgage brokers
• thrifts	• insurance companies
• credit unions	• mutual funds
• consumer finance companies	• trust companies

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

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the North Carolina Office of the Commissioner of Banks, the FDIC, and the Federal Reserve Board. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We must also meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed” for regulatory purposes could affect customer confidence, our ability to grow, our cost of funds and FDIC insurance, our ability to pay dividends on common stock, and our ability to make acquisitions.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to obtain financing, attract deposits, and make loans. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. In addition, the burden imposed by these regulations may place us at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations, and enforcement policies that apply to us have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. Our cost of compliance could adversely affect our ability to operate profitably.

Our growth may require us to raise additional capital that may not be available when it is needed, or at all.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we issue additional equity capital, the interests of existing shareholders would be diluted.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. We expect these new rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly. In the event that we are unable to achieve or maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are evaluating our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the trading price of our common stock could decline, our ability to obtain any necessary equity or debt financing could suffer, and, if accepted for listing, our common stock could ultimately be delisted from the NASDAQ Global Market. In this event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

In addition, the new rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Risks Related to an Investment in our Common Stock

Our securities are not FDIC insured.

Our common stock is not a savings or deposit account or other obligation of the bank, and is not insured by the Federal Deposit Insurance Corporation or any other governmental agency and is subject to investment risk, including the possible loss of principal.

We do not plan to pay cash dividends for the foreseeable future.

We do not expect to pay cash dividends on our common stock in the foreseeable future, as we intend to retain earnings to provide the capital necessary to fund our growth strategy. You should not buy shares in this offering if you need dividend income from this investment. Our ability to declare and pay cash dividends will be dependent upon, among other things, restrictions imposed by the reserve and capital requirements of North Carolina and federal banking regulations, our income and financial condition, tax considerations, and general business conditions. Therefore, investors should not purchase shares with a view for a current return on their investment in the form of cash dividends.

We have implemented anti-takeover devices that could make it more difficult for another company to acquire us, even though such an acquisition may increase shareholder value.

In some cases, shareholders would receive a premium for their shares if we were acquired by another company. However, state and federal law and our articles of incorporation and bylaws make it difficult for anyone to acquire us without approval of our board of directors. For example, our articles of incorporation require a supermajority vote of two-thirds of our outstanding common stock in order to effect a sale or merger of the company in certain circumstances. Our bylaws also divide the board of directors into three classes of directors serving staggered three-year terms with approximately one-third of the board of directors elected at each annual meeting of shareholders. The classification of directors makes it more difficult for shareholders to change the composition of the board of directors. As a result, at least two annual meetings of shareholders would be required for the shareholders to change a majority of the directors, whether or not a change in the board of directors would be beneficial and whether or not a majority of shareholders believe that such a change would be desirable. Consequently, a takeover attempt may prove difficult, and shareholders may not realize the highest possible price for their securities.

The holder of our junior subordinated debenture has rights that are senior to those of our common shareholders.

We have supported our continued growth through the issuance of trust preferred securities from a special purpose trust and an accompanying sale of an $8.2 million junior subordinated debenture to this trust. Payments of the principal and interest on the trust preferred securities of this trust are conditionally guaranteed by us. Further, the accompanying junior subordinated debenture that we issued to the trust is senior to our shares of common stock. As a result, we must make payments on the junior subordinated debenture before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holder of the junior subordinated debenture must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the junior subordinated debenture (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

The following table sets forth the location of the Registrant’s main office and branch offices, as well as certain information relating to these offices to date.

Office Locations	Year Opened	Approximate Square Footage	Owned or Leased
Main Office 1005 High House Road Cary, NC	2000	8,100	Leased

Cary Office 1155 Kildaire Farm Road Cary, NC	1998	2,960	Leased

Apex Office 303 South Salem Street Apex, NC	1999	3,500	Leased

Clayton Office 315 East Main Street Clayton, NC	2000	2,990	Leased

Holly Springs Office 700 Holly Springs Road Holly Springs, NC	2003	3,500	Owned

Pinehurst Office 211-M Central Park Avenue Pinehurst, NC	2003	2,850	Leased

Southern Pines Office 185 Morganton Road Southern Pines, NC	2003	3,500	Leased

Sanford Office 870 Spring Lane Sanford, NC	2004	3,500	Structure owned with ground lease

Garner Office 574 Village Court Garner, NC	2005	1,960	Leased

Raleigh Loan Production Office 4601 Six Forks Road Raleigh, NC	2005	2,439	Leased

Falls of Neuse Office 6408 Falls of Neuse Road Raleigh, NC	2006	2,442	Owned

Port City Capital Bank 1508 Military Cutoff Road Wilmington, NC 28403	2006	6,634	Leased

Operations Locations	Year Opened	Approximate Square Footage	Owned or Leased
206 High House Road Cary, NC	2005	12,535	Leased

The total net book value of the Company’s real property used for business purposes, furniture, fixtures, and equipment on December 31, 2006 was $5,907,664. All properties are considered by Company management to be in good condition and adequately covered by insurance.

ITEM 3 - LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject other than routine litigation that is incidental to its business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the fourth quarter of 2006.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s stock is listed on the NASDAQ Global Market under the symbol “CRFN.” There were 8,265,136 shares outstanding at December 31, 2006 owned by approximately 2,900 shareholders. The table below lists the high and low prices at which trades were completed during each quarter for the last two years. The Company’s stock is considered thinly traded with less than ten thousand shares traded, on average, per day. Our ability to pay cash dividends depends on the cash dividends we receive from the banks. However, the banks are restricted in the amount of dividends they may pay. See the section entitled Regulation in Item 1 for further disclosure regarding cash dividend payments. Moreover, we do not expect to pay cash dividends on our common stock in the foreseeable future, as we intend to retain earnings in order to provide the capital necessary to fund our growth strategy.

	Low (1)	High (1)
January 1, 2005 to March 31, 2005	11.05	12.82

April 1, 2005 to June 30, 2005	12.71	15.00

July 1, 2005 to September 30, 2005	13.57	14.83

October 1, 2005 to December 31, 2005	12.83	14.78

January 1, 2006 to March 31, 2006	13.09	13.57

April 1, 2006 to June 30, 2006	12.91	15.04

July 1, 2006 to September 30, 2006	12.80	14.30

October 1, 2006 to December 31, 2006	12.38	13.50

(1)	The 2005 prices quoted above have been adjusted to reflect the 15% stock split effected as a stock dividend paid in 2006 and a 15% stock distribution in 2005.

See Item 12 of this Report for disclosure regarding securities authorized for issuance under equity compensation plans.

ITEM 6 - SELECTED FINANCIAL DATA

	At or for the Years Ended December 31,
	2006	2005	2004	2003	2002
		(Dollars in thousands, except share and per share data)
Summary of Operations
Interest income	$36,707	$22,827	$15,896	$10,950	$8,556
Interest expense	17,257	8,872	5,466	3,749	3,189
Net interest income	19,450	13,955	10,430	7,201	5,367
Provision for loan losses	991	807	736	551	689
Net interest income after the provision for loan losses	18,459	13,148	9,694	6,650	4,678
Non-interest income	2,612	2,417	2,342	1,645	768
Non-interest expense	13,387	10,762	8,531	5,767	4,124
Income before income taxes	7,684	4,803	3,505	2,528	1,322
Income taxes	2,780	1,659	1,172	873	94
Net income	4,904	3,144	2,333	1,655	1,228
Per Share and Shares Outstanding(1)
Net income, basic(2)	$0.74	$0.64	$0.50	$0.40	$0.39
Net income, diluted(2)	$0.71	$0.61	$0.47	$0.38	$0.38
Book value at end of period	$10.05	$7.17	$5.68	$5.20	$4.53
Tangible book value	$6.24	$6.52	$4.88	$4.38	$4.53
Weighted average shares outstanding:
Basic	6,619,105	4,911,264	4,678,604	4,143,766	3,111,805
Diluted	6,922,552	5,165,861	4,925,264	4,295,142	3,201,626
Shares outstanding at period end	8,265,136	5,780,353	4,717,210	4,641,069	3,911,536
Balance Sheet Data
Total assets	$697,909	$410,788	$331,227	$273,714	$182,005
Total investments(3)	85,578	57,752	54,935	38,383	45,559
Total loans, net	542,874	323,971	253,793	213,442	123,962
Total deposits	541,881	322,081	273,649	218,615	153,105
Borrowings	69,699	45,212	29,555	29,003	10,000
Stockholders’ equity	83,034	41,457	26,777	24,150	17,732
Selected Performance Ratios
Return on average assets	0.93%	0.84%	0.76%	0.79%	0.85%
Return on average stockholders’ equity	8.72%	10.34%	9.14%	8.25%	9.31%
Net interest spread(4)	3.29%	3.51%	3.26%	3.09%	3.18%
Net interest margin(5)	3.95%	3.94%	3.61%	3.64%	3.87%
Non-interest income as a percentage of total revenue(6)	11.84%	14.76%	18.34%	18.60%	12.52%
Non-interest income as a percentage of average assets	0.49%	0.64%	0.76%	0.78%	0.53%
Non-interest expense to average assets	2.53%	2.86%	2.76%	2.75%	2.85%
Efficiency ratio(7)	60.68%	65.73%	66.79%	65.19%	67.22%
Average stockholders’ equity to average total assets	10.64%	8.08%	8.27%	9.55%	9.13%
Asset Quality Ratios
Net charge-offs to average loans outstanding	0.02%	0.04%	0.15%	0.05%	0.09%
Allowance for loan losses to period end loans	1.26%	1.33%	1.42%	1.52%	1.36%
Allowance for loan losses to non- performing loans	5,145%	16,960%	73,360%	2,078%	NM
Non-performing loans to period end loans	0.02%	0.01%	0.00%	0.07%	0.00%
Non-performing assets to total assets(8)	0.03%	0.01%	0.09%	0.06%	0.00%
Capital Ratios
Total risk-based capital ratio	11.03%	13.68%	11.61%	12.95%	13.23%
Tier 1 risk-based capital ratio	9.88%	12.51%	10.38%	11.70%	12.04%
Leverage ratio	9.13%	11.51%	9.49%	10.63%	10.08%
Equity to assets ratio	11.90%	10.09%	8.08%	8.82%	9.74%
Other Data
Number of full-service banking offices	11	9	8	7	5
Number of full-time equivalent employees	122	90	78	64	37

(1)
Adjusted to reflect the stock splits effected in the form of a 15% stock dividend in each of 2006 and 2005, a 20% stock distribution in 2004, a 15% stock distribution in 2003 and a 12.5% stock distribution in 2002.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (“Crescent” or the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the years ended December 31, 2006 and 2005. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis.

The following discussion and analysis contains the consolidated financial results for the Company, Crescent State Bank and Port City Capital Bank for the years ended December 31, 2006 and 2005. The Company had previously discontinued the consolidation of Crescent Financial Capital Trust I and began reporting the junior subordinated debentures that the Company issued in exchange for the proceeds that resulted from the issuance of the trust preferred securities. The trust preferred securities are classified as long-term debt obligations. Except for the accounting treatment, the relationship between the Company and Crescent Financial Capital Trust I has not changed. Crescent Financial Capital Trust I continues to be a wholly owned subsidiary of the Company and the full and unconditional guarantee of the Company for the repayment of the trust preferred securities remains in effect. The financial statements presented contain the consolidation of Crescent Financial Corporation and the Banks only. The Company and its consolidated subsidiaries are collectively referred to herein as the Company unless otherwise noted.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2006 AND 2005

The Company reported total assets of $697.9 million at December 31, 2006, reflecting a $287.1 million or 70% increase over total assets of $410.8 at December 31, 2005. At December 31, 2006 total earning assets increased by 66% or $252.9 million growing to $639.0 million from $386.1 million at December 31, 2005. Earning assets at December 31, 2006 consisted of $549.8 million in gross loans, $88.3 million in investment securities and Federal Home Loan Bank (FHLB) stock and $855,000 in overnight investments and interest bearing deposits. Total liabilities increased by 66% or $245.5 million from $369.3 million at December 31, 2005 to $614.9 million at year-end 2006. Due to the completion of the acquisition of Port City Capital Bank in the third quarter, the exercise of vested stock options and net income for the twelve-month period, total stockholders’ equity increased 100% or $41.6 million from $41.5 million to $83.0 million.

Loans comprise the largest portion of our earning assets and experienced significant growth during the year. Gross loans increased by $221.5 million or 67% growing from $328.3 million at December 31, 2005 to $549.8 million at December 31, 2006. Most loan categories experienced net growth during the twelve-month period. The commercial mortgage loan category experienced the most significant net growth in terms of dollars growing $130.7 million or 75% from $173.7 million to $304.4 million. Net growth in other loan categories, presented in order of dollar growth, were as follows: construction loans increased by $63.4 million or 136% from $46.4 million to $109.8 million, commercial and industrial loans increased by $15.1 million or 29% from $52.7 million to $67.8 million, home equity lines and loans increased by $7.8 million or 22% from $34.9 million to $42.7 million and residential mortgage loans increased by $5.3 million or 36% from $14.9 million to $20.2 million. The consumer loan portfolio declined by 12% or $0.7 million during the year to close at $5.0 million.

The acquisition of Port City Capital Bank on August 31, 2006 added $128.5 million of the total $221.5 million increase in gross loans. Loans acquired by category include $115.2 million of commercial mortgage loans, $9.5 million of commercial loans, $2.3 million home equity lines, $1.2 million residential real estate mortgage loans, and $300,000 in the consumer loan category.

The composition of the loan portfolio, by category, as of December 31, 2006 is as follows: 55% commercial mortgage loans, 20% construction loans, 12% commercial and industrial loans, 8% home equity loans and lines of credit, 4% residential mortgage loans and 1% consumer loans. The composition of the loan portfolio, by category, as of December 31, 2005 was as follows: 53% commercial mortgage loans, 16% commercial and industrial loans, 14% construction loans, 11% home equity loans and lines of credit, 4% residential mortgage loans and 2% consumer loans. The changes in loan composition are primarily due to the composition of the loan portfolio acquired in the PCCB transaction. As of the merger date, August 31, 2006, the composition of PCCB’s portfolio was as follows: 62% commercial mortgage loans, 28% construction, 7% commercial and industrial, 2% home equity lines and loans and 1% residential mortgage loans. Consumer loans comprised less than one half of 1%.

We track each loan we originate using the North American Industry Classification System (NAICS) code. Through the use of this code, we can monitor those industries for which we have a significant concentration of exposure. At December 31, 2006, there were two industry codes for which our concentration exposure exceeded 10% of the total loan portfolio. Loans to investors who lease non-residential buildings other than miniwarehouses comprised 21% of our loan portfolio and loans to builders for land subdivision comprised 11% of the loan portfolio.

The allowance for loan losses was $6.9 million or 1.26% of total outstanding loans at December 31, 2006 compared with $4.4 million or 1.33% of total outstanding loans at December 31, 2005. The acquisition of PCCB added $1.7 million of the total $2.5 million increase in the loan loss allowance. The credit quality of the Company’s loan portfolio remains high. At December 31, 2006, there were two loans totaling approximately $135,000 in non-accrual status. The percentage of non-performing loans to total loans at December 31, 2006 was 0.02%. There were eight loans aggregating $554,000 that were 30 days or more past due. There were no loans past due 90 days or more and still accruing interest at December 31, 2006. At December 31, 2005, there were three loans totaling approximately $26,000 in non-accrual status. Non-performing loans to total loans, expressed as a percentage, at December 31, 2005 was 0.01%. In addition to the three loans in non-accrual status, there were seven loans totaling approximately $404,000 that were 30 days or more past due. There were no loans 90 days or more past due and still accruing interest. See the section entitled “Non Performing Assets” for more details.

The amortized cost and fair market value of the Company’s investment securities portfolio at December 31, 2006 were $85.5 million and $84.7 million, respectively. All investments are accounted for as available for sale under Financial Accounting Standards Board ("FASB") No. 115 and are presented at their fair market value. The portfolio experienced a net increase of $29.2 million or 53% compared with $55.5 million at December 31, 2005. The Company’s investment in debt securities at December 31, 2006, consisted of U.S. Government agency securities, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBSs), municipal bonds, a trust preferred stock issue and common stock of a publicly traded financial institution. Increases in the portfolio during 2006 were attributed to purchases of $25.2 million, acquisition of $16.4 million securities from PCCB, a $0.3 million increase in the fair market value of the portfolio, as well as net premium accretion of $20,000. Activities resulting in portfolio decreases included $6.6 million in principal re-payments on CMOs and MBSs, and $6.1 million in sales of securities available for sale. The Company also owned $3.6 million of Federal Home Loan Bank stock at December 31, 2006 compared with $2.1 million at December 31, 2005.

Interest-earning deposits held at correspondent banks increased by $695,000 from $68,000 at December 31, 2005 to $763,000 at December 31, 2006. Funds held in interest-earning deposit accounts result primarily from the receipt of principal and interest from the investment portfolio. As funds accumulate, they are reinvested in investment securities.

Non-interest earning assets totaled $65.9 million at December 31, 2006 increasing by $36.8 million or 127% compared with $29.1 million at the prior year end. The largest increase was in goodwill which grew by $26.6 million from $3.6 million to $30.2 million due to the acquisition of PCCB in August, 2006. Goodwill was not impaired at December 31, 2006. Cash and due from banks grew by $4.9 million from $9.4 million to $14.3 million. Cash and due from banks includes cash on hand in branches and amounts represented by checks in the process of being collected through the Federal Reserve payment system. These checks were not yet collected and therefore could not be invested overnight. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statements of Cash Flows. Other assets increased by $1.8 million primarily due to the acquisition of PCCB, who had $1.5 million of other assets at December 31, 2006 which included their core deposit intangible of $1.1 million. Accrued interest receivable increased by $1.3 million due to the higher volume of earning assets. Total premises and equipment at December 31, 2006 was $5.9 million compared with $4.8 million the prior year. The $1.1 million net increase resulted from $1.7 million in new purchases, and $85,000 from the acquisition, less $699,000 of depreciation. Deferred tax assets increased by $828,000 mainly due to the acquisition of PCCB. The cash surrender value of bank owned life insurance increased by $200,000 from $5.5 million to $5.7 million.

Between December 31, 2005 and December 31, 2006, total deposits increased by $219.8 million or 68%. Time deposits increased the most growing by $117.5 million from $178.2 million to $295.7 million. Increases in other deposit categories included $69.0 million in savings account balances growing to $78.4 million from $9.4 million, $23.6 million in non-interest bearing demand growing to $70.4 million from $46.8 million, and $13.7 million in money market balances growing from $45.8 million to $59.5 million. Interest bearing demand declined by $4.1 million from $41.9 million to $37.8 million.

We have historically offered a relationship-based interest-bearing checking account that paid an above average market rate. Prior to July 2004 when interest rates were declining, the rate of interest on the relationship-based interest bearing account was higher than the money market and savings rates. As a result, customers shifted funds out of money market accounts into the interest-bearing checking account. During 2006, the Company introduced a high-yielding statement savings account. At its highest balance tier, the new product pays a rate of interest higher than either the money market or the relationship-based interest bearing checking accounts. While the account was very successful in attracting new deposits, there was some shifting of funds from our premium interest-bearing checking account into the new savings product.

The acquisition of Port City Capital Bank on August 31, 2006 added approximately $144.2 million in deposits to the Company’s balance sheet. The total increase included $95.3 million in time deposits, $28.5 million in money market, $14.8 million in non interest bearing demand, $5.6 million in interest bearing demand, and $76,000 in savings accounts.

The Banks maintain a number of deposit relationships with real estate settlement attorneys. Balances in these escrow accounts can fluctuate significantly based on the amount of mortgage loan activity. At December 31, 2006, the aggregate balance in the real estate settlement accounts was $13.1 million compared to $13.7 million at December 31, 2005.

The composition of the deposit base, by category, at December 31, 2006 was as follows: 55% in time deposits, 14% in savings deposits, 13% in non interest-bearing demand deposits, 11% in money market deposits, and 7% in interest-bearing demand deposits. The composition of the deposit base, by category, at December 31, 2005 was as follows: 55% in time deposits, 15% in non interest-bearing demand deposits, 14% in money market deposits, 13% in interest-bearing demand deposits, and 3% in savings deposits. As was the case with the loan portfolio, the acquisition of PCCB in August 2006 impacted deposit composition. The composition of the PCCB deposit base at August 31, 2006 was as follows: 66% in time deposits, 20% in money market, 10% in non-interest bearing and 4% in interest bearing demand and less than 1% in savings accounts. Prior to the acquisition and through the development of the new high-interest yielding statement savings account mentioned above, CSB was able to significantly increase its core deposit base while reducing its reliance on time deposits (brokered funds). Prior to August 2006, time deposits as a percentage of total deposits had fallen to 52%.

At December 31, 2006 the Company had $229.8 million in time deposits of $100,000 or more compared to $118.5 million at December 31, 2005. The acquisition of PCCB brought $88.8 million of time deposits greater than $100,000.The Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds that do not need to be collateralized like Federal Home Loan Bank borrowings. The Company expects to utilize the brokered deposit market in the future. Brokered deposits at December 31, 2006 were $141.7 million compared to $68.0 million at December 31, 2005.

Total borrowings increased by 54% from $45.2 million at December 31, 2005 to $69.7 million at December 31, 2006. Borrowings at December 31, 2006 consisted of $37.0 million in long-term FHLB advances, $18.0 million in short-term FHLB advances, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary, and $6.5 million in Federal funds purchased from a correspondent bank. The adoption of FASB Interpretation Number (FIN) 46, Consolidation of Variable Interest Equities, resulted in the deconsolidation of the trust subsidiary, Crescent Financial Capital Trust I (“Trust”), formed for the purpose of issuing trust preferred securities. As a result, the subordinated debt issued to the Trust for the proceeds of the trust preferred securities is included in long-term debt. At December 31, 2005, the Company had $22.0 million in long-term FHLB advances, $10.0 million in short-term FHLB advances, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary, $4.8 million in Federal funds purchased from a correspondent bank and $185,000 in securities sold under a repurchase agreement. Securities sold under repurchase agreements generally mature within one to four days from the transaction date. PCCB had no FHLB borrowings at the time of merger.

Accrued expenses and other liabilities increased by $1.3 million to $3.3 million at December 31, 2006 compared with $2.0 million at December 31, 2005. The increase is due to higher levels of accrued interest and accrued operating expenses.

Total stockholders’ equity increased by $41.6 million between December 31, 2005 and December 31, 2006. The increase was the net result of $36.0 million due to the issuance of common stock pursuant to the merger transaction, net income for the year of $4.9 million, plus $301,000 ($256,000 in cash proceeds and $45,000 in tax benefits) in additional capital from the exercise of stock options, $196,000 in stock based compensation expense and a $181,000 increase in the after-tax value of investment securities.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2006 AND 2005

Net Income. For the year ended December 31, 2006, the Company reported an increase in net income of 56% to $4.9 million compared to $3.1 million for the year ended December 31, 2005. Net income per diluted share increased 17% to $0.71 compared to $0.61 for the prior year period. The percentage increase in earnings per share did not mirror that of the increase in net income primarily due to the addition of 2.4 million shares from the acquisition of PCCB. Per share data for 2005 data has been adjusted for the 15% stock split effected as a stock dividend payable on May 31, 2006 to shareholders of record on May 18, 2006. Returns on average assets and average equity were 0.93% and 8.72%, respectively, for the year ended December 31, 2006 compared to 0.84% and 10.34% for the prior year period.

Net Interest Income. Net interest income was $19.4 million for the current year compared to $14.0 million for the prior year. The 39% increase in net interest income was due primarily to significant growth in average earning assets.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the year ended December 31, 2006 was 3.95% compared to 3.94% for the prior year. The average yield on earning assets for the current period was 7.46% compared to 6.45% from the year ended December 31, 2005 and the average cost of interest-bearing funds was 4.17% compared to 2.94%. The decline in interest rate spread from 3.51% to 3.29% was partially offset by an improvement in the ratio of average interest-earning assets to average interest-bearing liabilities which increased from 117.14% at December 31, 2005 to 118.88% at December 31, 2006.

Between July 1, 2004 and July 5, 2006, the Federal Reserve (the “Fed”) increased short-term interest rates sixteen times for a total of 400 basis points. Interest rates stabilized over the last five months of 2006. While several factors influence the level of intermediate and long-term interest rates, increases in short-term interest rates would generally result in a parallel shift in the entire yield curve across all investment horizons. The current rate increases did not impact intermediate and long-term rates in the typical manner, as those rates continued to trade in very tight ranges to levels seen prior to July 2004. The result has been a flat to inverted yield curve across investment terms. In other words, where historically interest rates for ten year terms were higher than overnight and other short-term investments, the current rate environment has short-term interest rates at higher levels than ten year rates.

Approximately 55% of the Company’s loan portfolio carry variable rate pricing based on the Prime lending rate or LIBOR (London Inter Bank Offering Rate). As short-term rates have risen, variable rate loans have repriced higher resulting in a higher yield on average earning assets. While the yield on the variable portion of existing loans was rising with rate increases, rates on new loans were trending lower based on competition and new loan mix. Of the $93.0 million in organic loan growth, $51.5 million was in the commercial mortgage loan category. Due to the nature of the collateral and the competitive marketplace, this type of loan typically receives very favorable fixed-rate pricing based on the intermediate to long end of the yield curve. The volume of new loan originations outpaced the generation of lower cost core deposits causing the Company to rely more heavily on savings and brokered certificates of deposit resulting in a higher cost of funds than we would have anticipated. The Company expects to experience some net interest margin compression in the current stable rate environment. In rising or falling interest rate environments, the Company would expect moderate expansion or contraction of margin, respectively.

Total average interest earning assets were $491.8 million for the year ended December 31, 2006, increasing by $137.9 million or 39% when compared to an average of $353.9 million for the year ended December 31, 2005. Increases in average balances by earning asset category are as follows: average loans increased by $117.6 million or 40% from $297.0 million for 2005 to $414.6 million for 2006, investment securities grew by $15.9 million or 29% from $55.3 million for 2005 to $71.2 million for 2006 and Federal funds sold and other earning assets increased from $1.5 million in 2005 to $6.0 million for 2006. Total average interest-bearing liabilities increased by $111.6 million with interest-bearing deposits increasing by $102.2 million or 40% and borrowings increasing by $9.4 million.

Total interest income for 2006 increased by $13.9 million to $36.7 million compared to $22.8 million for the prior year. The increase was the result of a $10.0 million improvement from increased earning asset levels and a $3.9 million increase due to the rising interest rate environment. Total interest expense grew by $8.4 million attributed to a $4.1 million increase from higher interest bearing liability volumes and $4.3 million due to higher interest rates.

Provision for Loan Losses. The Company’s provision for loan losses for 2006 was $991,000 compared to $807,000 recorded in the prior year. The increase in the loan loss provision was due to the increase in net loan growth. Organic loan growth was $93.0 million ($221.5 million total less $128.5 million acquired through PCCB) during 2006 compared to $70.9 million in 2005 and net charge-offs for 2006 were $84,000 compared to $124,000 during the prior year. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. While net growth in the loan portfolio is the primary driver in determining the loan loss provision, there are other factors which are more fully discussed under the section entitled “Analysis of Allowance for Loan Losses.”

Non-Interest Income. Non-interest income increased by $195,000 or 8% to $2.6 million for 2006 compared to $2.4 million for the prior year period. The largest components of non-interest income in 2006 were $1,090,000 in customer service fees, $642,000 in mortgage loan origination fees, $229,000 in earnings on cash value of bank owned life insurance and $197,000 in service charges and fees on deposit accounts. For the year ended December 31, 2005, the largest components of non-interest income included $870,000 in customer service fees, $755,000 in mortgage loan origination fees, $226,000 in earnings on cash value of bank owned life insurance and $175,000 in service charges and fees on deposit accounts. The Company recognized $16,000 in losses on the disposition of available for sale investment securities in 2005.

Non-Interest Expenses. Non-interest expenses were $13.4 million for year ended December 31, 2006 compared to $10.8 million for the prior year period. The $2.6 million or 24% increase reflects the continuing efforts to expand the Company’s infrastructure and branch network. Of the $2.6 million increase, $1.9 million was in personnel, occupancy and data processing which are the areas most impacted by the branch network and infrastructure improvements.

Total compensation for the year ended December 31, 2006 was $7.3 million reflecting a 24% increase when compared to $5.9 million for the year ended December 31, 2005. As of December 31, 2006, the Company employs 122 full-time equivalent employees in eleven full-service branch offices, one loan production office and various administrative support departments. In comparison, at December 31, 2005, the Company employed 90 full-time equivalent employees in nine full-service branch offices and various administrative support departments.

Occupancy expenses were $2.0 million for 2006 compared to $1.7 million in 2005 increasing by $290,000 or 17%. During 2006, the Company opened one new full-service office as well as acquired PCCB in August. During 2005, the Company opened an operations facility, one new full-service office, one loan production office and converted one office from a temporary branch location into a permanent building. Additional expansion opportunities will be explored as we identify the bankers of choice in other communities.

Data processing expenses were $834,000 for 2006 compared to $648,000 for the prior year. The 29% increase was due to growth in account volumes, contractual increases in data processing costs and the additional data line expenses for the new offices. Because data processing expense is tied closely to transaction and account volumes, these expenses should increase as the Company continues to grow.

Professional fees and services totaled $899,000 in 2006, up $187,000 or 26% over the $712,000 for 2005. The largest components of professional fees and services were directors’ fees, legal expenses, and accounting and audit expenses. In anticipation of needing to comply with the provisions of Sarbanes-Oxley Section 404, the Company spent approximately $80,000 documenting and sample testing various major control processes related to financial reporting. The parameters and timing to implement Sarbanes-Oxley Section 404 have changed several times and the Company was not required, as of December 31, 2006, to provide management’s written assessment of the adequacy of its internal controls over financial reporting. The Company will need to comply with Section 404 at December 31, 2007. The amount budgeted in 2007 for Sarbanes-Oxley compliance is approximately $100,000.

The total of all other non-interest expenses for the year ended December 31, 2006 was $2.3 million compared to $1.8 million for the prior year. The increase was primarily the result of the Company’s continued growth. The largest components of other non-interest expenses include office supplies and printing, advertising, and loan related fees. Management expects that as the Company continues to expand, expenses associated with these categories will increase.

Provision for Income Taxes. For 2006, the Company’s provision for income taxes was $2.8 million compared to $1.7 million for the prior year. The effective tax rates for 2006 and 2005 were 36.2% and 34.5%, respectively. The effective tax rate increased because the percentage of total income attributable to tax exempt sources declined as compared with the prior year period as well as the non-tax deductibility of the expensing of the fair value of stock options pursuant to FASB 123R.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2005 AND 2004

Net Income. For the year ended December 31, 2005, the Company reported an increase in net income of 35% to $3.1 million compared to $2.3 million for the year ended December 31, 2004. Net income per diluted share increased 30% to $0.61 compared to $0.47 for the prior year period. The percentage increase in earnings per share did not mirror that of the increase in net income primarily due to the sale of 848,000 additional shares of stock during the fourth quarter of 2005. The 2005 and 2004 per share data have been adjusted for the 15% stock split effected as a stock dividend payable on May 31, 2006 to shareholders of record on May 18, 2006. Returns on average assets and average equity were 0.84% and 10.34%, respectively, for the year ended December 31, 2005 compared to 0.76% and 9.14% for the prior year period.

Net Interest Income. Net interest income was $14.0 million for the current year compared to $10.4 million for the prior year. The 34% increase in net interest income was due primarily to significant growth in average earning assets and the rising interest rate environment.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the year ended December 31, 2005 was 3.94% compared to 3.61% for the prior year. The average yield on earning assets for the current period was 6.45% compared to 5.51% from the year ended December 31, 2004, and the average cost of interest-bearing funds was 2.94% compared to 2.24%. Although the interest rate spread widened from 3.26% to 3.51%, we became more reliant on interest-bearing funds as the ratio of average interest-earning assets to average interest-bearing liabilities declined from 118.42% at December 31, 2004 to 117.15% at December 31, 2005.

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

Provision for Loan Losses. The Company’s provision for loan losses for 2005 was $807,000 compared to $736,000 recorded in the prior year. The increase in the loan loss provision was due to the increase in net loan growth. The loan portfolio grew by $70.9 million during 2005 compared with $40.7 million in 2004 and net charge-offs for 2005 were $124,000 compared to $372,000 during the prior year. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. While net growth in the loan portfolio is the primary driver in determining the loan loss provision, there are other factors which are more fully discussed under the section entitled “Analysis of Allowance for Loan Losses.”

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

Non-Interest Expenses. Non-interest expenses were $10.8 million for year ended December 31, 2005 compared to $8.5 million for the prior year period. The $2.2 million or 26% increase reflects the continuing efforts to expand the Company’s infrastructure and branch network. Of the $2.2 million increase, $1.8 million was in personnel, occupancy and data processing which are the areas most impacted by the branch network and infrastructure improvements.

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

Professional fees and services totaled $712,000 in 2005, up $146,000 or 26% over the $566,000 for 2004. The largest components of professional fees and services were directors’ fees, legal expenses, and accounting and audit expenses. In anticipation of needing to comply with the provisions of Sarbanes-Oxley Section 404, the Company spent approximately $80,000 documenting and sample testing various major control processes related to financial reporting. The parameters and timing to implement Sarbanes-Oxley Section 404 have changed several times and the Company was not required, as of December 31, 2005, to provide management’s written assessment of the adequacy of its internal controls over financial reporting. Although the final rules of the legislation have not yet been released, the Company is proceeding as though we will need to be compliant at December 31, 2007. The amount budgeted for Sarbanes-Oxley compliance is approximately $120,000.

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

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following table sets forth information relating to average balances of the Company's assets and liabilities for the years ended December 31, 2006, 2005 and 2004. The table reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the table, non-accrual loans are included in the average loan balance.

	For the Years Ended December 31,
	2006			2005			2004
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
	(Dollars in thousands)
Interest-earning assets:
Loan portfolio	$414,644	$33,093	7.98%	$297,045	$20,456	6.89%	$240,346	$14,024	5.83%
Investment securities	71,151	3,303	4.64%	55,285	2,323	4.20%	44,469	1,825	4.10%
Federal funds and other
interest-earning assets	5,996	310	5.17%	1,531	47	3.07%	3,862	47	1.22%

Total interest-earning assets	491,791	36,706	7.46%	353,861	22,826	6.45%	288,677	15,896	5.51%

Non-interest-earning assets	36,654			22,465			19,890

Total assets	$528,445			$376,326			$308,567

Interest-bearing liabilities:
Deposits:
Interest-bearing NOW	$37,876	553	1.46%	$39,609	416	1.05%	$40,931	323	0.79%
Money market and savings	92,620	3,664	3.96%	46,500	985	2.12%	34,295	392	1.14%
Time deposits	226,978	9,990	4.40%	169,099	5,483	3.24%	142,406	3,716	2.61%
Short-term borrowings	16,318	844	5.17%	12,239	475	3.88%	1,318	48	3.64%
Long-term debt	39,906	2,206	5.53%	34,626	1,513	4.37%	24,824	987	3.98%
Total interest-bearing
liabilities	413,698	17,257	4.17%	302,073	8,872	2.94%	243,774	5,466	2.24%

Other liabilities	58,542			43,843			39,279

Total liabilities	472,240			345,916			283,053

Stockholders’ equity	56,205			30,410			25,514
Total liabilities and
stockholders’ equity	$528,445			$376,326			$308,567

Net interest income and
interest rate spread		$19,449	3.29%		$13,954	3.51%		$10,430	3.26%

Net interest margin			3.95%			3.94%			3.61%

Ratio of average interest-
earning assets to average
interest-bearing liabilities	118.88%			117.14%			118.42%

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

	Year Ended			Year Ended
	December 31, 2006 vs. 2005			December 31, 2005 vs. 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loan portfolio	$9,017	$3,620	$12,637	$3,646	$2,786	$6,432
Investment securities	718	262	980	453	45	498
Federal funds and other
interest-earning assets	213	50	263	-	-	-

Total interest income	9,948	3,932	13,880	4,099	2,831	6,930

Interest expense:
Deposits:
Interest-bearing NOW	(17)	154	137	(10)	103	93
Money market and savings	1,429	1,250	2,679	175	418	593
Time deposits	2,205	2,302	4,507	770	996	1,767
Short-term borrowings	184	185	369	424	3	427
Long-term debt	253	440	693	420	106	526

Total interest expense	4,054	4,331	8,385	1,780	1,626	3,406

Net interest income increase
(decrease)	$5,894	$(399)	$5,495	$2,319	$1,205	$3,524

NONPERFORMING ASSETS

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan in nonaccrual status. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At December 31, 2006, we identified six loans in the aggregate amount of $857,000 as potential problem loans. The loans possess certain unfavorable characteristics which cause management some concern. These loans will continue to be closely monitored. At December 31, 2005 there were four loans totaling $263,000 as potential problem loans.

At December 31, 2006, there were four foreclosed properties valued at $98,000 and two nonaccrual loans totaling $135,000. Foreclosed property is valued at the lower of appraised value or the outstanding loan balance. Interest foregone on nonaccrual loans for the year ended December 31, 2006 was approximately $9,900. At December 31, 2005 there was one foreclosed property valued at $22,000 and three loans in nonaccrual status totaling $26,000. The foreclosed property held at December 31, 2005 was still held at December 31, 2006. Interest foregone on nonaccrual loans for the prior year period was approximately $5,300. There were no loans at December 31, 2006 or 2005 that were 90 days or more past due and still accruing interest. There were no repossessed assets at December 31, 2006 or 2005.

The table sets forth, for the period indicated, information about our nonaccrual loans, loans past due 90 days or more and still accruing interest, total nonperforming loans (nonaccrual loans plus loans past due 90 days or more and still accruing interest), and total nonperforming assets.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$135	$26	$5	$159	$-
Restructured loans	-	-	-	-	-

Total nonperforming loans	135	26	5	159	-

Real estate owned	98	22	245	-	-
Repossessed assets	-	-	48	-	-

Total nonperforming assets	$233	$48	$298	$159	$-

Accruing loans past due
90 days or more	$-	$-	$-	$647	$-

Allowance for loan losses	6,945	4,351	3,668	3,304	1,711

Nonperforming loans to
period end loans	0.02%	0.01%	0.00%	0.07%	0.00%

Nonperforming loans and loans
past due 90 days or more to
period end loans	0.02%	0.01%	0.00%	0.37%	0.00%

Allowance for loan losses to
period end loans	1.26%	1.33%	1.42%	1.52%	1.36%

Allowance for loan losses to
nonperforming loans	5,144.96%	16,960.60%	73,360.00%	2,077.99%	NM

Allowance for loan losses to
nonperforming loans and loans
past due 90 days or more	5,144.96%	16,960.60%	73,360.00%	409.93%	NM

Nonperforming assets to total assets	0.03%	0.01%	0.09%	0.06%	0.00%

Nonperforming assets and loans
past due 90 days or more to
total assets	0.03%	0.01%	0.09%	0.29%	0.00%

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

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans, however, there were other factors influencing the provision. Other factors influencing the level of the allowance of loan losses included the volume of net charge-offs experienced through the year and the current level of nonperforming loans. At or for the year ended December 31, 2006, there were $84,000 in net loan charge-offs and $135,000 in nonaccrual loans compared with $124,000 in net loan charge-offs and $26,000 in nonaccrual loans at or for the year ended December 31, 2005. The allowance for loan losses at December 31, 2006 was $6.9 million, which represents 1.26% of total outstanding loans compared to $4.4 million and 1.33% for the prior year. The allowance for loan losses as a percentage of total outstanding loans declined from the prior year primarily due to improvement in the asset quality of the portfolio.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. While management believes the methodology used to establish the allowance for loan losses incorporates the best information available at the time, future adjustments to the level of the allowance may be necessary and the results of operations could be adversely affected should circumstances differ substantially from the assumptions initially used. We believe that the allowance for loan losses was established in conformity with generally accepted accounting principles; however, there can be no assurances that the regulatory agencies, after reviewing the loan portfolio, will not require management to increase the level of the allowance. Likewise, there can be no assurance that the existing allowance for loan losses is adequate should there be deterioration in the quality of any loans or changes in any of the factors discussed above. Any increases in the provision for loan losses resulting from such deterioration or change in condition could adversely affect our financial condition and results of operations.

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated:

	At December 31,
	2006		2005		2004
		% of Total		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)
Real estate - commercial	$3,920	55.36%	$1,876	52.92%	$1,290	47.24%
Real estate - residential	121	3.67%	90	4.54%	44	4.50%
Construction loans	1,379	19.99%	735	14.17%	718	15.09%
Commercial and industrial loans	1,161	12.32%	1,138	16.03%	1,105	18.90%
Home equity loans and lines of credit	269	7.76%	201	10.62%	173	12.00%
Loans to individuals	95	0.90%	311	1.72%	338	2.27%

Total allowance	$6,945	100.00%	$4,351	100.00%	$3,668	100.00%

	At December 31,
	2003		2002
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)
Real estate - commercial	$1,330	46.66%	$584	41.59%
Real estate - residential	54	6.80%	9	1.84%
Construction loans	778	14.56%	435	21.84%
Commercial and industrial loans	841	17.61%	518	19.60%
Home equity loans and lines of credit	115	10.59%	88	12.75%
Loans to individuals	186	3.78%	77	2.38%

Total allowance	$3,304	100.00%	$1,711	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table presents information regarding changes in the allowance for loan losses for the years indicated:

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of period	$4,351	$3,668	$3,304	$1,711	$1,116

Charge-offs:
Construction loans	-	-	15	27	-
Commercial real estate	-	34	21	-	-
Commercial and industrial loans	14	140	345	59	21
Residential real estate	64	-	34	-	-
Loans to individuals	8	9	16	13	74

Total charge-offs	86	183	431	99	95

Recoveries:
Commercial and industrial loans	1	22	57	4	1
Construction loans	-	27	-	-	-
Loans to individuals	1	10	2	8	-

Total recoveries	2	59	59	12	1

Net charge-offs	84	124	372	87	94

Allowance acquired from Port City
Capital Bank merger	1,687	-	-	-	-

Allowance acquired from Centennial
Bank merger	-	-	-	1,129	-

Provision for loan losses	991	807	736	551	689

Balance at the end of the year	$6,945	$4,351	$3,668	$3,304	$1,711

Total loans outstanding at year-end	$549,819	$328,322	$257,908	$217,128	$125,917

Average loans outstanding for the year	$414,644	$297,045	$240,346	$160,134	$104,519

Allowance for loan losses to
loans outstanding	1.26%	1.33%	1.42%	1.52%	1.36%

Ratio of net loan charge-offs to
average loans outstanding	0.02%	0.04	0.15%	0.05%	0.09%

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

The following table summarizes the amortized costs and market value of available for sale securities at the dates indicated:
	At December 31, 2006		At December 31, 2005		At December 31, 2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	cost	value	cost	value	cost	value
	(In thousands)
Securities available for sale:
U.S. government securities
and obligations of U.S.
government agencies	$7,493	$7,385	$5,945	$5,793	$2,943	$2,932
Mortgage-backed securities	54,949	54,274	35,042	34,147	37,326	37,308
Municipal	22,321	22,182	15,173	15,110	12,685	12,704
Other	779	882	500	500	500	500

Total securities available
for sale	$85,542	$84,723	$56,660	$55,550	$53,454	$53,444

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

At December 31, 2006, liquid assets (cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) were approximately $103.5 million, which represents 15% of total assets and 19% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $145.7 million of which $61.5 million was outstanding. At December 31, 2006, outstanding commitments for undisbursed lines of credit and letters of credit amounted to $179.0 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term. Certificates of deposit represented 55% of the Company’s total deposits at December 31, 2006. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 42% of the Company’s total deposits at year-end. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, the Company must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At December 31, 2006, the Company’s equity to asset ratio was 10.64%. All capital ratios place the subsidiaries in excess of the minimum required to be deemed well-capitalized banks by regulatory measures. CSB’s ratio of Tier 1 capital to risk-weighted assets at December 31, 2006 was 9.12% while PCCB’s was 9.50%.

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

Net Interest Income at Risk Analysis. The following table presents the estimated exposure of net interest income for the next twelve months, calculated as of December 31, 2006 and 2005, due to an immediate and gradual ± 200 basis point shift in then-current interest rates. Estimated incremental exposures set forth below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on the Company’s financial performance.

Net Interest Income at Risk
(dollars in thousands)	Estimated Exposure to
	Net Interest Income
Rate change	2006	2005
+200 basis points shock	$1,925	$1,535
-200 basis point shock	(1,285)	(1,983)

+200 basis point ramp	1,320	963
-200 basis point ramp	(741)	(1,056)

Net Economic Value of Equity Analysis. The following table presents estimated EVE exposures, calculated as of December 31, 2006 and 2005, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

Net Economic Value of Equity	Estimated Exposure to
(dollars in thousands)	Net Economic Value of Equity
Rate Change	2006	2005
+100 basis point shock	$(1,949)	$(649)
-100 basis point shock	473	(104)

+200 basis point shock	(4,219)	(1,122)
-200 basis point shock	(973)	(1,245)

While the measures presented in the tables above are not a prediction of future net interest income or valuations, they do suggest that if all other variables remained constant, in the short term, falling interest rates would lead to net interest income that is lower than it would otherwise have been, and rising rates would lead to higher net interest income. Other important factors that impact the levels of net interest income are balance sheet size and mix; interest-rate spreads; the slope, how quickly or slowly market interest rates change and management actions taken in response to the preceding conditions.

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

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006 that are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans or investments. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2006
		More Than	More Than
	1 Year	1 Year to	3 Years to	More Than
	or Less	3 Years	5 Years	5 Years	Total
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans receivable:
Commercial mortgage loans	$152,110	$69,077	$77,774	$5,862	$304,823
Residential mortgage loans	10,629	7,216	2,339	40	20,224
Construction and development	94,650	6,800	7,191	1,392	110,033
Commercial and industrial loans	54,120	9,703	3,968	31	67,822
Home equity lines and loans	41,809	580	285	30	42,704
Loans to individuals	3,369	1,267	330	11	4,977
Interest-earning deposits with banks	763	-	-	-	763
Fed funds sold	92	-	-	-	92
Investment securities available for sale	13,737	16,293	15,377	39,316	84,723
Federal Home Loan Bank stock	3,583	-	-	-	3,583

Total interest-earning assets	$374,862	$110,936	$107,264	$46,682	$639,744

INTEREST-BEARING LIABILITIES:
Deposits:
Money market, NOW and savings	$175,723	$-	$-	$-	$175,723
Time	202,070	79,015	14,653	-	295,738
Short-term borrowings	24,451	-	-	-	24,451
Long-term borrowings	40,248	-	-	5,000	45,248

Total interest-bearing liabilities	$442,492	$79,015	$14,653	$5,000	$541,160

INTEREST SENSITIVITY GAP PER
PERIOD	$(67,630)	$31,921	$92,611	$41,682	$98,584

CUMULATIVE INTEREST SENSITIVITY
GAP	$(67,630)	$(35,709)	$56,902	$98,584	$98,584

CUMULATIVE GAP AS A PERCENTAGE
OF TOTAL INTEREST-EARNING ASSETS	(10.57%)	(5.58%)	8.89%	15,41%	15.41%

CUMULATIVE INTEREST-EARNING
ASSETS AS A PERCENTAGE OF
CUMULATIVE INTEREST-BEARING
LIABILITIES	84.72%	93.15%	110.61%	118.22%	118.22%

CRITICAL ACCOUNTING POLICY

The Company's most significant critical accounting policy is the determination of its allowance for loan losses. A critical accounting policy is one that is both very important to the portrayal of the Company's financial condition and results, and requires management's most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. Refer to the discussion within Analysis of Allowance for Loan Losses and Note B to the consolidated financial statements for comprehensive discussion regarding this accounting policy.

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

Quarterly Financial Data
(dollars in thousands, except per share data)

	Year Ended December 31, 2006				Year Ended December 31, 2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Operating Data:
Total interest income	$12,288	$9,522	$7,794	$7,101	$6,609	$6,059	$5,394	$4,764
Total interest expense	6,044	4,608	3,578	3,027	2,671	2,411	2,069	1,720
Net interest income	6,244	4,914	4,216	4,074	3,938	3,648	3,325	3,044
Provision for loan losses	374	182	164	270	60	240	303	204
Net interest income after provision	5,870	4,732	4,052	3,804	3,878	3,408	3,022	2,840
Non-interest income	701	695	619	596	675	614	583	544
Non-interest expense	3,979	3,432	3,104	2,871	3,006	2,718	2,614	2,423
Income before income taxes	2,592	1,995	1,567	1,529	1,547	1,304	991	961
Provision for income taxes	949	721	564	547	542	459	338	320
Net income	$1,643	$1,274	$1,003	$982	$1,005	$845	$653	$641

Securities gains/(losses)	$-	$-	$-	$-	$-	$(17)	$1	$-

Per Share Data:
Earnings per share- basic	$0.20	$0.19	$0.17	$0.17	$0.19	$0.17	$0.14	$0.14
Earnings per share - diluted	0.19	0.18	0.17	0.16	0.18	0.17	0.13	0.13

RECENT ACCOUNTING PRONOUNCEMENTS

For recently issued accounting pronouncements that may affect the Company, see Note B of Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to the meet the financing needs of its customers. See Note N to the consolidated financial statements for more information regarding these commitments and contingent liabilities.

FORWARD-LOOKING INFORMATION

This annual report may contain, in addition to historical information, certain “forward-looking statements” that represent management’s judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially from those projected in the forward-looking statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. Factors that could influence the estimates include changes in national, regional and local market conditions, legislative and regulatory conditions, and the interest rate environment.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See the section entitled Asset/Liability Management in Item 7 for a more detailed discussion of market risk.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	49

Consolidated Balance Sheets
as of December 31, 2006 and 2005	50

Consolidated Statements of Operations
for the years ended December 31, 2006, 2005 and 2004	51

Consolidated Statements of Changes in Stockholders’ Equity
for the years ended December 31, 2006, 2005 and 2004	52

Consolidated Statements of Cash Flows
for the years ended December 31, 2006, 2005 and 2004	53

Notes to Consolidated Financial Statements	54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Crescent Financial Corporation
Cary, North Carolina

We have audited the accompanying consolidated balance sheets of Crescent Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crescent Financial Corporation and subsidiaries at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Raleigh, North Carolina
March 16, 2007

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and due from banks	$14,295,053	$9,402,960
Interest-earning deposits with banks	763,057	68,547
Federal funds sold	92,000	-
Investment securities available for sale, at fair value (Note C)	84,722,892	55,550,261

Loans (Note D)	549,818,548	328,321,640
Allowance for loan losses (Note D)	(6,945,000)	(4,351,000)
NET LOANS	542,873,548	323,970,640

Accrued interest receivable	3,045,840	1,768,029
Federal Home Loan Bank stock, at cost	3,582,800	2,133,400
Bank premises and equipment (Note E)	5,907,664	4,844,056
Investment in life insurance	5,683,493	5,483,313
Goodwill	30,225,549	3,600,298
Other assets	6,717,324	3,966,671

TOTAL ASSETS	$697,909,220	$410,788,175
LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$70,420,392	$46,829,792
Savings	78,379,431	9,364,575
Money market and NOW	97,343,128	87,695,273
Time (Note F)	295,738,729	178,191,148

TOTAL DEPOSITS	541,881,680	322,080,788

Short-term borrowings (Note G)	24,451,000	14,964,153
Long-term debt (Note G)	45,248,000	30,248,000
Accrued expenses and other liabilities	3,294,562	2,038,020
TOTAL LIABILITIES	614,875,242	369,330,961
Commitments (Notes D, H and N)

Stockholders’ Equity (Note P)
Common stock, $1 par value, 20,000,000
shares authorized; 8,265,136 shares and 5,026,394
shares issued and outstanding at December 31, 2006
and 2005, respectively	8,265,136	5,026,394
Additional paid-in capital	62,659,201	29,405,559
Retained earnings	12,610,588	7,707,054
Accumulated other comprehensive loss	(500,947)	(681,793)

TOTAL STOCKHOLDERS’ EQUITY	83,033,978	41,457,214

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$697,909,220	$410,788,175

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
INTEREST AND FEE INCOME
Loans	$33,093,487	$20,456,115	$14,023,925
Investment securities available for sale	3,302,639	2,323,232	1,824,596
Interest-earning deposits with banks	23,837	15,298	5,440
Federal funds sold	286,473	31,948	42,366

TOTAL INTEREST AND FEE INCOME	36,706,436	22,826,593	15,896,327

INTEREST EXPENSE
Money market, NOW and savings deposits	4,216,641	1,401,267	715,554
Time deposits	9,989,995	5,483,116	3,715,626
Short-term borrowings	843,995	474,665	48,089
Long-term debt	2,206,229	1,513,180	986,700

TOTAL INTEREST EXPENSE	17,256,860	8,872,228	5,465,969

NET INTEREST INCOME	19,449,576	13,954,365	10,430,358

PROVISION FOR LOAN LOSSES (Note D)	990,786	806,796	736,070

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	18,458,790	13,147,569	9,694,288

NON-INTEREST INCOME
Mortgage origination revenue	642,188	755,300	643,287
Fees on deposit accounts	1,287,476	1,044,771	876,207
Earnings on life insurance	228,573	226,156	234,950
Gain (loss) on sale of securities	-	(16,422)	57
Gain (loss) on sale or disposal of assets	2,782	(13,000)	5,636
Other (Note J)	450,873	420,407	581,837

TOTAL NON-INTEREST INCOME	2,611,892	2,417,212	2,341,974

NON-INTEREST EXPENSE
Salaries and employee benefits	7,307,183	5,904,586	4,421,135
Occupancy and equipment	2,018,079	1,728,366	1,515,868
Data processing	833,923	647,685	549,397
Other (Note J)	3,227,363	2,480,871	2,044,965

TOTAL NON-INTEREST EXPENSE	13,386,548	10,761,508	8,531,365

INCOME BEFORE INCOME TAXES	7,684,134	4,803,273	3,504,897

INCOME TAXES (Note I)	2,780,600	1,658,900	1,172,200

NET INCOME	$4,903,534	$3,144,373	$2,332,697

NET INCOME PER COMMON SHARE
Basic	$0.74	$0.64	$0.50
Diluted	$0.71	$0.61	$0.47

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
Basic	6,619,105	4,911,264	4,678,604
Diluted	6,922,552	5,165,861	4,925,264

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive income	Total
	Shares	Amount	capital	earnings	(loss)	equity
Balance at December 31, 2003	2,924,429	$2,924,429	$18,884,505	$2,229,984	$110,982	$24,149,900

Comprehensive income:

Net income	-	-	-	2,332,697	-	2,332,697

Net unrealized holding loss on
available for sale securities	-	-	-	-	(117,630)	(117,630)

Total comprehensive income						2,215,067

Common stock issued pursuant to:

Stock options exercised	57,231	57,231	291,717	-	-	348,948

Stock option related tax benefits	-	-	61,709	-	-	61,709

Stock split effected in the form of
a twenty percent stock dividend
with net cash received for
fractional shares	585,229	585,229	(583,439)	-	-	1,790

Balance at December 31, 2004	3,566,889	3,566,889	18,654,492	4,562,681	(6,648)	26,777,414

Comprehensive income:

Net income	-	-	-	3,144,373	-	3,144,373

Net unrealized holding loss on
available for sale securities	-	-	-	-	(675,145)	(675,145)

Total comprehensive income						2,469,228

Common stock issued pursuant to:
Stock options exercised	75,539	75,539	317,373	-	-	392,912

Stock option related tax benefits	-	-	199,800	-	-	199,800

Issuance of new stock	848,000	848,000	10,769,858	-	-	11,617,858

Stock split effected in the form of
a fifteen percent stock dividend
with net cash received for
fractional shares	535,966	535,966	(535,964)	-	-	2

Balance at December 31, 2005	5,026,394	5,026,394	29,405,559	7,707,054	(681,793)	41,457,214

Comprehensive income:

Net income	-	-	-	4,903,534	-	4,903,534

Net unrealized holding gain on
available for sale securities	-	-	-	-	180,846	180,846

Total comprehensive income						5,084,380

Common stock issued pursuant to:

Stock options exercised	44,029	44,029	211,768	-	-	255,797

Stock option related tax benefits	-	-	45,401	-	-	45,401

Expense recognized in connection with stock options	-	-	195,578	-	-	195,578

Issuance of restricted stock, net of
deferred compensation	7,387	7,387	(719)	-	-	6,668

Shares issued in connection with
business combination	2,432,374	2,432,374	33,566,001	-	-	35,998,375

Stock split effected in the form of
a fifteen percent stock dividend
with net cash paid for
fractional shares	754,952	754,952	(764,387)	-	-	(9,435)

Balance at December 31, 2006	8,265,136	$8,265,136	$62,659,201	$12,610,588	$(500,947)	$83,033,978

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,903,534	$3,144,373	$2,332,697
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	698,754	613,388	542,570
Provision for loan losses	990,786	806,796	736,070
Amortization of core deposit intangible	58,384	20,901	20,901
Deferred income taxes	(210,710)	(11,549)	160,602
(Gain) loss on disposition of assets	(2,782)	13,000	(5,636)
(Gain) loss on sale of securities	-	16,422	(57)
Net (accretion) amortization of premiums on securities	(20,023)	82,702	100,458
Gain on sale of membership interest in mortgage company	-	-	(118,048)
Net increase in cash surrender value life insurance	(200,180)	(200,050)	(210,575)
Stock based compensation	202,246	-	-
Change in assets and liabilities:
Increase in accrued interest receivable	(592,718)	(549,457)	(254,196)
(Increase) decrease in other assets	(579,977)	(116,897)	(1,416,879)
Increase in accrued interest payable	136,282	309,284	25,663
Increase (decrease) in accrued expenses
and other liabilities	269,732	482,878	(726,882)

NET CASH PROVIDED BY
OPERATING ACTIVITIES	5,653,328	4,611,791	1,186,688

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities
available for sale	(25,248,980)	(13,524,336)	(28,835,075)
Proceeds from maturities and repayments
of investment securities available for sale	6,646,100	6,374,682	7,782,416
Proceeds from sale of securities available for sale	6,106,354	3,845,157	4,312,157
Proceeds from sale of membership interest
in mortgage company	-	-	580,548
Loan originations and principal collections, net	(93,377,653)	(70,984,109)	(41,087,890)
Purchases of premises and equipment	(1,679,226)	(2,440,261)	(876,310)
Proceeds from disposals of premises and equipment	800	-	1,851
Proceeds from sales of foreclosed assets	127,450	297,978	60,006
Purchases of Federal Home Loan Bank stock	(1,163,300)	(686,200)	(497,200)
Net cash acquired in business combination	8,221,923	-	-

NET CASH USED BY
INVESTING ACTIVITIES	(100,366,532)	(77,117,089)	(58,559,497)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits accounts	75,613,197	48,431,967	55,033,864
Net increase (decrease) in short-term borrowings	9,486,847	13,657,048	(7,695,441)
Net increase in long-term debt	15,000,000	2,000,000	8,248,000
Proceeds from sale of common stock, net	-	11,617,858	-
Proceeds from stock options exercised	255,797	392,912	348,948
Net cash received for fractional shares	(9,435)	2	1,790
Excess tax benefits from stock options exercised	45,401	199,800	61,709

NET CASH PROVIDED BY
FINANCING ACTIVITIES	100,391,807	76,299,587	55,998,870

NET INCERASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	5,678,603	3,794,289	(1,373,939)

CASH AND CASH EQUIVALENTS, BEGINNING	9,471,507	5,677,218	7,051,157

CASH AND CASH EQUIVALENTS, ENDING	$15,150,110	$9,471,507	$5,677,218

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE A - ORGANIZATION AND OPERATIONS
On June 29, 2001, Crescent Financial Corporation (the “Company”) was formed as a holding company for Crescent State Bank (“CSB”). Upon formation, one share of the Company’s $1 par value common stock was exchanged for each of the outstanding shares of CSB’s $5 par value common stock. The Company acquired Port City Capital Bank (“PCCB”) on August 31, 2006.

CSB was incorporated December 22, 1998 and began banking operations on December 31, 1998. CSB is engaged in general commercial and retail banking in Wake, Johnston, Lee and Moore Counties, North Carolina, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. CSB undergoes periodic examinations by those regulatory authorities.

Port City Capital Bank was organized and incorporated under the laws of the State of North Carolina on June 13, 2002 and commenced operations on July 1, 2002. PCCB currently serves New Hanover County, North Carolina and surrounding areas through one banking office. As a state chartered bank that is not a member of the Federal Reserve, PCCB is subject to regulation by the State of North Carolina Banking commission and the Federal Deposit Insurance Corporation.

The Company formed Crescent Financial Capital Trust I during 2003 in order to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by the Company. Under Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, Crescent Financial Capital Trust I is not included in the Company’s consolidated financial statements. The junior subordinated debentures issued by the Company to the trust are included in long-term debt and the Company’s equity interest in the trust is included in other assets.

The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On March 1, 2005, the Board of Governors of the Federal Reserve issued the final rule that would retain the inclusion of trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the new rule, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. The Company believes that the Bank will remain "well capitalized" under the new Federal Reserve Board guidelines (or the Company would still exceed the regulatory required minimums for capital adequacy purposes).

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts and transactions of Crescent Financial Corporation and its wholly-owned subsidiaries Crescent State Bank and Port City Capital Bank. All significant intercompany transactions and balances have been eliminated in consolidation. Crescent Financial Corporation and its subsidiaries are collectively referred to herein as the “Company.”

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-earning deposits with banks and federal funds sold.

Securities Available for Sale

Available for sale securities are carried at fair value and consist of bonds, notes, and marketable equity securities not classified as trading securities or as held to maturity securities. Unrealized holding gains and losses on available for sale securities are reported as a net amount in other comprehensive income, net of related tax effects. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Loans

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity, are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased or acquired loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Interest on loans is recorded based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. Generally, loans are placed on nonaccrual when they are past due 90 days. While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding. When the future collectibility of the recorded loan balance is not in doubt, interest income may be recognized on a cash basis. When a loan is charged-off, all unpaid accrued interest is reversed.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Premises and Equipment

Land is carried at cost. Other components of premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which are 37 - 40 years for buildings and 3 - 10 years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred, and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

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

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2006.

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

Goodwill

Goodwill of $26,625,251 arose from the 2006 purchase of Port City Capital Bank. Goodwill of $3,600,298 arose from the 2003 purchase of Centennial Bank. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill acquired will not be amortized but will be subject to an annual impairment test. Goodwill recorded by the Company amounted to $30,225,549 and $3,600,298 at
December 31, 2006 and 2005, respectively. There were no impairment charges recorded in 2006 or 2005 as a result of the goodwill testing.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Intangible Assets

Other intangible assets were acquired in conjunction with the 2006 purchase of Port City Capital Bank and the 2003 purchase of Centennial Bank. Subject to the provisions of SFAS No. 142, such other intangible assets, which consist solely of the deposit base premiums acquired through the purchase of these banks, are amortized over the approximate estimated lives of the related acquired deposit relationships. In accordance with the Company's estimate of the approximate lives of the acquired deposit relationships, a 10 year straight-line amortization schedule has been established for these intangible assets. The Company will continue to evaluate the amortization period and such amortization period could be revised downwards (but not upwards) in the future if circumstances warrant. The initial deposit premium related to the purchase of Port City Capital Bank was $1,124,481 and the premium related to the purchase of Centennial Bank was $209,012. The balance of the unamortized deposit premiums was $1,226,339 and $160,242 at December 31, 2006 and 2005, respectively. Amortization of the deposit premium amounted to $58,384, $20,901, and $20,901 for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization of the core deposit intangible is estimated to be $133,349 per year for each of the next six years, $126,383 in year seven, and $112,448 annually thereafter until fully amortized.

Stock Compensation Plans

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 Accounting for Stock Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (usually the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

The impact of the adoption of SFAS 123(R) is as follows:

For the year ended
December 31, 2006
Income before income tax expense	$(202,000)
Net income	$(202,000)
Cash flow from operating activities	$(45,000)
Cash flow provided by financing activities	$45,000
Basic earnings per share	$(0.03)
Diluted earnings per share	$(0.03)

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans for the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	2005	2004
	(Dollars in thousands)
Net income:
As reported	$3,144	$2,333
Deduct: Total stock-based employee compensation
expense determined under fair value method for all
awards, net of related tax effects	(135)	(69)
Pro forma	$3,009	$2,264
Basic earnings per share:
As reported	$.64	$.50
Pro forma	.61	.48
Diluted earnings per share:
As reported	$.61	$.47
Pro forma	.58	.46

Per Share Results

During 2006, 2005 and 2004, the Company effected stock splits in the form of 15%, 15% and 20% stock dividends, respectively. Basic and diluted net income per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for these stock splits. All references herein to net income per share and weighted average shares outstanding have been adjusted to give effect to these stock splits.

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock and are determined using the treasury stock method. For the years ended December 31, 2006, 2005 and 2004, there were 37,083, 9,000 and 24,725 outstanding stock options, respectively, which were not included in the computation of diluted earnings per share because they had no dilutive effect.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Continued)

The components of other comprehensive income and related tax effects are as follows:

	2006	2005	2004
Change in unrealized holding gains (losses)
on available for sale securities	$289,891	$(1,115,858)	$(170,495)
Realized (gain) loss on sale of available
for sale securities	-	16,422	(57)
Tax effect	(109,045)	424,291	52,922
	180,846	(675,145)	(117,630)
Net of tax amount	$180,846	$(675,145)	$(117,630)

Mortgage Loan Origination and Other Fees

Mortgage loan origination fees represent fees received for the origination of loans for sale in the secondary market through the Company’s relationship with various mortgage brokers. These fees are recognized in income as they are earned upon the closing of each loan. A membership interest in Sidus (a mortgage broker) was sold during 2004, and although the Company no longer receives dividend distributions from Sidus, we will continue to originate loans for and collect mortgage loan origination fees from Sidus.

Fees derived from leasing and investment transactions with Technology Capital Partners and the Capital Investment
Group, Inc., respectively, are recognized in income as these transactions are consummated.

Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that public entities disclose information about products and services provided by operating segments, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the entity’s general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

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

New Accounting Standards

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and 140 provides entities relief from the requirement to separately determine the fair value of an embedded derivative that would otherwise be bifurcated from the host contract under SFAS 133. This statement allows an irrevocable election on an instrument-by-instrument basis to measure such a hybrid financial instrument at fair value. This statement is effective for all financial instruments acquired or issued after the beginning of the fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s financial position, results of operations and cash flows.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards (Continued)

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires recognition on the balance sheet of a plan’s overfunded or underfunded status with an offset to comprehensive income. This statement also requires, with limited exceptions, that the funded status of the plan be determined as of the employer’s fiscal year end. The balance sheet recognition provisions of SFAS 158 are effective for entities with publicly traded equity securities for years ending after December 15, 2006 and for all other entities for years ending after June 15, 2007. The Company does not anticipate that this statement will have an impact on the Company’s financial position, results of operations and cash flows.

In July 2006, the FASB issued FIN. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements. SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 effective December 31, 2006. The adoption of SAB No. 108 did not have a material financial impact on the Company’s consolidated financial statements.

The Emerging Issues Task Force (“EITF”) reached a consensus at its September 2006 meeting regarding EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. This EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The effects of this EITF have not yet been evaluated.

The EITF reached a consensus at its September 2006 meeting regarding EITF 06-5, Accounting for Purchases of Life Insurance Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-5. The scope of EITF 06-5 is limited to the determination of net cash surrender value of a life insurance contract in accordance with Technical Bulletin 85-4. This EITF outlines when contractual limitations of the policy should be considered when determining the net realizable value of the contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company has evaluated the effects of this EITF and concluded that it will not have a material effect on our consolidated financial statements.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

NOTE C - INVESTMENT SECURITIES

The following is a summary of the securities portfolios by major classification:

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized gains	Fair value
Securities available for sale:
U.S. government securities
and obligations of U.S.
government agencies	$7,493,079	$5,790	$113,998	$7,384,871
Mortgage-backed	54,949,049	154,157	828,909	54,274,297
Municipals	22,320,984	67,266	206,104	22,182,146
Other	779,398	102,180	-	881,578
	$85,542,510	$329,393	$1,149,011	$84,722,892

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized gains	Fair value
Securities available for sale:
U.S. government securities
and obligations of U.S.
government agencies	$5,944,426	$-	$151,481	$5,792,945
Mortgage-backed	35,042,315	-	895,212	34,147,103
Municipals	15,173,028	88,274	151,089	15,110,213
Other	500,000	-	-	500,000
	$56,659,769	$88,274	$1,197,782	$55,550,261

There were no security gains or losses in 2006. There were gross gains from sales of securities of $538 and gross losses of $16,960 in 2005. In 2004 there were gross securities gains of $57 and no security losses from sales of securities.

The following tables show investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005. The 2006 unrealized losses on investment securities relate to nine U.S. Government agency securities, fifty-seven mortgage-backed securities, and thirty municipal securities. The 2005 unrealized losses on investment securities relate to nine U.S. Government agency security, fifty-one mortgage-backed securities, and fifteen municipal securities. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses will reverse at maturity or prior to maturity if market interest rates decline to levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE C - INVESTMENT SECURITIES (Continued)

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fairvalue	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. government securities
and obligations of U.S.
government agencies	$-	$-	$5,350,947	$113,998	$5,350,947	$113,998
Mortgage-backed	6,823,616	32,598	27,048,461	796,311	33,872,077	828,909
Municipals	11,531,302	79,878	4,255,378	126,226	15,786,680	206,104
Total temporarily impaired securities	$18,354,918	$112,476	$36,654,786	$1,036,535	$55,009,704	$1,149,011

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. government securities
and obligations of U.S.
government agencies	$4,357,371	$98,615	$1,435,574	$52,866	$5,792,945	$151,481
Mortgage-backed securities	15,763,472	278,572	17,319,426	616,640	33,082,898	895,212
Municipals	4,715,660	71,011	2,778,200	80,078	7,493,860	151,089
Total temporarily impaired securities	$24,836,503	$448,198	$21,533,200	$749,584	$46,369,703	$1,197,782

At December 31, 2006 and 2005, investment securities with a carrying value of $12,146,961 and $17,765,148, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale at December 31, 2006 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value
Due within one year	$9,233,636	$9,209,363
Due after one year through five years	39,262,431	38,713,193
Due after five years through ten years	24,606,755	24,390,330
Due after ten years	12,439,688	12,410,006
	$85,542,510	$84,722,892

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE C - INVESTMENT SECURITIES (Continued)

The following table presents the carrying values, intervals of maturities or repricings, and weighted average yields of our investment portfolio at December 31, 2006:

	Repricing or Maturing
	Less than one year	One to five years	Five to ten years	Over ten years	Total
	(Dollars in thousands)
Securities available for sale:
U. S. government agencies
Balance	$-	$5,196	$2,189	$-	$7,385
Weighted average yield	-	4.62%	4.77%	-	4.66%
Mortgage-backed securities
Balance	$7,715	$29,333	$12,273	$4,953	$54,274
Weighted average yield	4.84%	4.88%	5.10%	5.24%	4.95%
Municipal securities
Balance	$1,113	$4,184	$9,928	$6,957	$22,182
Weighted average yield	3.66%	3.47%	4.04%	4.17%	3.95%
Other
Balance	$382	$-	$-	$500	$882
Weighted average yield	-	-	-	9.00%	5.77%
Total
Balance	$9,210	$38,713	$24,390	$12,410	$84,723
Weighted average yield	4.55%	4.69%	4.64%	4.79%	4.68%

NOTE D - LOANS

Following is a summary of loans at December 31, 2006 and 2005.

	2006	2005
Real estate - commercial	$304,822,939	$174,038,866
Real estate - residential	20,223,856	14,914,096
Construction loans	110,032,772	46,607,263
Commercial and industrial loans	67,822,285	52,707,715
Home equity loans and lines of credit	42,704,279	34,920,770
Loans to individuals	4,976,566	5,670,103
Total loans	550,582,697	328,858,813
Less:
Deferred loan fees	(764,149)	(537,173)
Allowance for loan losses	(6,945,000)	(4,351,000)
Total	$542,873,548	$323,970,640

Loans are primarily made in the Company’s market area of North Carolina, principally Wake, Johnston, Lee, Moore, and New Hanover counties. Real estate loans can be affected by the condition of the local real estate market. Commercial and consumer and other loans can be affected by the local economic conditions.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE D - LOANS (Continued)

No loans have been restructured during 2006 or 2005. Loans totaling $135,000 and $26,000 were considered impaired as of December 31, 2006 and 2005, respectively. Impaired loans at December 31, 2006 of $135,000, which represented all of the Company’s non-accruing loans on that date, had a corresponding valuation allowance of $20,000. Impaired loans at December 31, 2005 of $26,000, which represented all of the Company’s non-accruing loans on that date, had a corresponding valuation allowance of $10,000. The average recorded investment in impaired loans during the years ended December 31, 2006 and 2005 was $148,000 and $94,000, respectively. For the years ended December 31, 2006 and 2005, the interest income the Company recognized from impaired loans during the portion of the year that they were impaired was not material.

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

Loans to directors and officers as a group at December 31, 2005	$15,990,828
Loans acquired from Port City Capital Bank	13,680,599
Net payments during year ended December 31, 2006	1,421,719
Loans to directors and officers as a group at December 31, 2006	$28,249,708

At December 31, 2006, the Company had pre-approved but unused lines of credit totaling $3,737,609 to executive officers, directors and their related interests. No additional funds are committed to be advanced at December 31, 2006.

An analysis of the allowance for loan losses follows:

	2006	2005	2004
Balance at beginning of year	$4,351,000	$3,668,000	$3,304,250
Provision for loan losses	990,786	806,796	736,070
Charge-offs	(85,571)	(182,973)	(431,318)
Recoveries	2,168	59,177	58,998
Net charge-offs	(83,403)	(123,796)	(372,320)
Allowance recorded related to loans acquired in acquisition of Port City Capital Bank	1,686,617	-	-
Balance at end of year	$6,945,000	$4,351,000	$3,668,000

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE E - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2006 and 2005:

	2006	2005
Land	$2,102,283	$1,293,923
Buildings and leasehold improvements	3,298,026	3,015,307
Furniture and equipment	3,081,514	2,540,053
Less accumulated depreciation	(2,574,159)	(2,005,227)
Total	$5,907,664	$4,844,056

Depreciation and amortization amounting to $698,754 in 2006, $613,388 in 2005, and $542,570 in 2004 is included in occupancy and equipment expense.

NOTE F - DEPOSITS

The weighted average cost of time deposits was 4.40% and 3.24% at December 31, 2006 and 2005, respectively.

At December 31, 2006, the scheduled maturities of certificates of deposit are as follows:

	Less than	$100,000
	$100,000	or more	Total
Three months or less	$14,748,573	$55,899,672	$70,648,245
Over three months through one year	37,569,053	93,601,775	131,170,828
Over one year through three years	12,500,400	66,766,075	79,266,475
Over three years to five years	1,154,885	13,498,296	14,653,181
Total	$65,972,911	$229,765,818	$295,738,729

NOTE G - BORROWINGS

Borrowings are comprised of the following at December 31, 2006 and 2005:

	2006	2005
Short-term borrowings:
Federal funds purchased	$6,451,000	$4,779,000
Repurchase agreements	-	185,153
Federal Home Loan Bank advances maturing within one year	18,000,000	10,000,000
Total short-term borrowings	$24,451,000	$14,964,153
Long-term debt:
Federal Home Loan Bank advances maturing beyond one year	$37,000,000	$22,000,000
Junior subordinated debentures	8,248,000	8,248,000
Total long-term debt	$45,248,000	$30,248,000

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE G - BORROWINGS (Continued)

Short-term Borrowings

The Company may purchase federal funds through unsecured federal funds guidance lines of credit totaling $44.2 million at December 31, 2006. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had $6,451,000 outstanding balance on the lines of credit as of December 31, 2006 compared to $4,779,000 at December 31, 2005.

Also included in short-term borrowings are repurchase agreements with outstanding balances of $185,153 at December 31, 2005. There were no outstanding balances in repurchase agreements at December 31, 2006. Securities sold under agreements to repurchase generally mature within one day from the transaction date and are collateralized by U.S. Government Agency obligations.

A summary of selected data related to short-term borrowed funds follows:

	For the Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Short-term borrowings:
Repurchase agreements and federal funds
purchased:
Balance outstanding at end of year	$6,451	$4,964
Maximum amount outstanding at any month
end during the year	7,603	5,809
Average balance outstanding during the year	3,258	2,393
Weighted-average interest rate during the year	5.33%	3.60%
Weighted-average interest rate at end of year	5.63%	4.34%

Federal Home Loan Bank Advances

The Company has a $101.5 million credit line available with the Federal Home Loan Bank for advances. These advances are secured by a blanket floating lien on qualifying commercial real estate, first mortgage loans and pledged investment securities with a market value of $9.8 million.

At December 31, 2006, the Company had the following advances outstanding from the Federal Home Loan Bank of Atlanta:

Maturity	Interest Rate	Rate Type	2006	2005
May 10, 2006	4.56%	Fixed	$-	$2,000,000
July 6, 2011	4.44%	Convertible	-	5,000,000
July 20, 2006	4.19%	Adjustable	-	8,000,000
July 16, 2012	3.84%	Convertible	5,000,000	5,000,000
May 18, 2007	5.44%	Prime Based	8,000,000	-
December 31, 2007	5.09%	Convertible	10,000,000	-
July 28, 2008	5.40%	Prime Based	10,000,000	-
March 25, 2019	4.87%	Convertible	10,000,000	-
January 28, 2019	4.93%	Convertible	12,000,000	12,000,000
			$55,000,000	$32,000,000

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE G - BORROWINGS (Continued)

Federal Home Loan Bank Advances (Continued)

At December 31, 2006 and 2005, the weighted average interest rates on the above advances were 5.01% and 4.12%, respectively. The advance maturing on July 16, 2012 and bearing interest at 3.84%, is continuously convertible every three months to a variable rate at the three month London Inter- Bank Offering Rate (“LIBOR”) if this rate is equal to or exceeds 7%. The advance maturing on May 18, 2007 bears interest at Prime less 2.85%. The advance maturing December 31, 2007 bears a fixed interest rate of 5.09% and is convertible every three months to a variable rate based on LIBOR. The advance maturing on July 28, 2008 bears interest at Prime less 2.81%. The advance maturing on March 25, 2019 bears interest at the three month LIBOR minus 50 basis points until March 25, 2009 and then will bear interest at 4.26%, at which time it becomes subject to conversion to a variable rate at the three month LIBOR. The advance maturing on January 28, 2019 bears interest at the 1 month LIBOR minus 42.5 basis points until January 27, 2009 and then bears interest at 3.90%, at which time it becomes subject to conversion to a variable rate at the three month LIBOR.

At December 31, 2006, two notes with maturities of less than one year were classified as short-term borrowings, totaling $18,000,000. At December 31, 2005, two notes with maturities of less than one year were classified as short-term borrowings, totaling $10,000,000.

Junior Subordinated Debentures

In 2003, the Company issued $8,248,000 of junior subordinated debentures to Crescent Financial Capital Trust I (the “Trust”) in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the trust is included in other assets.

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

NOTE H - LEASES

The Company has entered into eleven non-cancelable operating leases for its main office, operations center, and branch facilities. Future minimum lease payments under these leases for the years ending December 31 are as follows:

2007	$948,472
2008	887,778
2009	816,612
2010	427,592
2011	320,284
Thereafter	2,359,118
Total	$5,759,856

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE H - LEASES (Continued)

The leases contain renewal options for various additional terms after the expiration of the initial term of each lease. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to $892,734, $743,095, and $539,240, respectively.

NOTE I - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Current tax provision:
Federal	$2,422,394	$1,366,832	$809,768
State	568,916	303,617	201,830
	2,991,310	1,670,449	1,011,598
Deferred tax provision (benefit):
Federal	(153,224)	(34,424)	117,839
State	(57,486)	22,875	42,763
	(210,710)	(11,549)	160,602
Provision for income taxes	$2,780,600	$1,658,900	$1,172,200

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2006	2005	2004
Tax computed at statutory rate of 34%	$2,612,868	$1,633,113	$1,191,665
Effect of state income taxes	337,544	235,976	173,645
Non-taxable income	(217,265)	(158,773)	(114,271)
Non-taxable Bank Owned Life Insurance	(77,169)	(77,119)	(90,573)
Other	124,622	25,703	11,734
	$2,780,600	$1,658,900	$1,172,200

Significant components of deferred taxes at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$2,540,149	$1,539,907
Net operating loss carryforwards	76,390	215,279
Premises and equipment	147,092	109,702
Rent abatement	11,807	15,856
Unrealized loss on securities	318,671	427,715
Fair value adjustments	305,377	-
Deferred compensation	260,443	-
Other	86,833	96,866
Net deferred tax assets	3,746,762	2,405,325
Deferred tax liabilities:
Intangible assets	(472,803)	(61,780)
Deferred loan costs	(30,062)	(62,881)
Prepaid expenses	(107,316)	(64,421)
Net deferred tax liabilities	(610,181)	(189,082)
Net deferred tax asset included in other assets	$3,136,581	$2,216,243

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE I - INCOME TAXES (Continued)

It is management’s opinion that realization of the net deferred tax asset is more likely than not based on the Company’s history of taxable income and estimates of future taxable income.

The Company has net operating loss carryforwards for federal tax purposes of approximately $225,000, which were acquired in the merger of Centennial Bank and which expire beginning in 2020.

NOTE J - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Distribution from mortgage company	46,099	38,152	286,646
Brokerage referral fees	78,510	203,168	138,237
Gain on sale of membership interest in mortgage company	-	-	118,048
Other	326,264	179,087	38,906
Total	$450,873	$420,407	$581,837

The major components of other non-interest expense for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Postage, printing and office supplies	$472,542	$411,673	$335,961
Advertising and promotions	517,015	396,772	318,901
Professional fees and services	899,389	711,805	566,171
Other	1,338,417	960,621	823,932
Total	$3,227,363	$2,480,871	$2,044,965

NOTE K - RESERVE REQUIREMENTS

The aggregate net reserve balance maintained under the requirements of the Federal Reserve, which is non-interest bearing, was approximately $4,950,000 at December 31, 2006.

NOTE L - REGULATORY MATTERS

The Company (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE L - REGULATORY MATTERS (Continued)

The Banks, as North Carolina banking corporations, may pay dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized both Crescent State Bank and Port City Capital Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed either Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 are presented in the table below.

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Crescent State Bank
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$46,980	10.26%	$36,640	8.00%	$45,800	10.00%
Tier I Capital (to Risk-Weighted Assets)	41,774	9.12%	18,320	4.00%	27,480	6.00%
Tier I Capital (to Average Assets)	41,774	8.47%	19,717	4.00%	24,646	5.00%
As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$38,275	10.33%	$29,643	8.00%	$37,053	10.00%
Tier I Capital (to Risk-Weighted Assets)	33,924	9.16%	14,821	4.00%	22,232	6.00%
Tier I Capital (to Average Assets)	33,924	8.42%	16,123	4.00%	20,155	5.00%
Port City Capital Bank
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$16,002	10.69%	$11,971	8.00%	$14,964	10.00%
Tier I Capital (to Risk-Weighted Assets)	14,217	9.50%	5,985	4.00%	8,978	6.00%
Tier I Capital (to Average Assets)	14,217	8.64%	6,585	4.00%	8,232	5.00%

The Company is also subject to these requirements. At December 31, 2006, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 11.03%, 9.88% and 9.13%, respectively. At December 31, 2005, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 13.68%, 12.51% and 11.51%, respectively.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE M - BUSINESS COMBINATION

On April 6, 2006, the Company entered into a definitive agreement to acquire Port City Capital Bank in Wilmington, North Carolina. The acquisition was approved at the annual shareholders’ meeting on July 11, 2006 and the transaction took place effective with the close of business on August 31, 2006. Port City Capital Bank is now a wholly-owned banking subsidiary of Crescent Financial Corporation operating under its current name and with its current board of directors and management. Port City Capital Bank shareholders received $3.30 in cash for each share of Port City Capital Bank stock they owned, and exchanged each share of Port City Capital Bank stock for 2.262 shares of Crescent Financial Corporation common stock. As a result of the acquisition, the Company paid $3.6 million in cash and has issued 2,432,374 additional shares of stock. The acquisition was accounted for using the purchase method of accounting, with the operating results of Port City Capital Bank subsequent to August 31, 2006 included in the Company’s financial statements.

The following table reflects the unaudited proforma combined results of operations for the years ended December 31, 2006 and 2005, assuming the acquisition had occurred at the beginning of fiscal year 2005.

	2006	2005
Net interest income	$26,250,692	$18,802,822
Net income	6,833,502	4,960,512
Net income per share:
Basic	$0.75	$0.68
Diluted	0.72	0.65

The proforma net income for the year ended December 31, 2006 does not reflect approximately $1,575,000 in merger related costs incurred by Port City Capital Bank. In management’s opinion, these unaudited results are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal 2005.

A summary of the total purchase price of the transaction is as follows:

Fair value of common stock issued	$31,669,470
Fair value of common stock options issued	4,328,905
Cash paid for shares	3,550,620
Transaction costs paid in cash	609,505
Total purchase price	$40,158,500

A summary of the fair value of assets acquired and liabilities assumed is as follows:

Cash and cash equivalents	$12,382,048
Investment securities available for sale	16,366,192
Stock in FHLB of Atlanta	286,100
Loans receivable, net	126,715,970
Premises and equipment	84,775
Deferred tax asset	817,430
Goodwill	26,625,251
Core deposit intangible	1,124,481
Other assets	794,477
Deposits	(144,187,695)
Other liabilities	(850,529)
Net assets acquired	$40,158,500

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE N - OFF-BALANCE SHEET RISK

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2006 is as follows (amounts in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$128,299
Undisbursed equity lines of credit	40,346
Financial standby letters of credit	10,336
Commitment to invest in Small Business Investment Corporation	63

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

The carrying amounts for cash and cash equivalents approximate fair value because of the short maturities of those instruments.

Investment Securities

Fair value for investment securities equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE O - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2006 and 2005:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$15,150,110	$15,150,110	$9,471,507	$9,471,507
Investment securities	84,722,892	84,722,892	55,550,261	55,550,261
Federal Home Loan Bank stock	3,582,800	3,582,800	2,133,400	2,133,400
Loans, net	542,873,548	538,653,000	323,790,640	321,215,000
Investment in life insurance	5,683,493	5,683,493	5,483,313	5,483,313
Accrued interest receivable	3,045,840	3,045,840	1,768,029	1,768,029

Financial liabilities:
Deposits	541,881,680	523,783,000	322,080,788	310,537,800
Short-term borrowings	24,451,000	24,451,000	14,964,153	14,964,153
Long-term borrowings	45,248,000	38,620,000	30,248,000	29,856,000
Accrued interest payable	1,237,808	1,237,808	801,571	801,571

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS

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

At the time of the PCCB merger, PCCB had two stock option plans, the 2002 Incentive Stock Option Plan and the 2002 Nonstatutory Stock Option Plans, whose options were converted to options to purchase Crescent Financial Corporation stock at an exchange rate of 2.5133. There were 225,954 incentive stock options and 228,459 non-statutory stock options converted. Since all options authorized under the PCCB plans had been granted, there will be no more options granted under either of these plans.

At the Company’s annual meeting on July 11, 2006, the shareholders approved the 2006 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”) to replace the previous plans. This plan authorizes 335,000 shares of the common stock of Crescent to be issued in the form of incentive stock option grants, non-statutory stock option grants, restricted stock grants, long term incentive compensation units, or stock appreciation rights. In the event that the number of shares of common stock that remain available for future issuance under the Plan as of December 31, 2006 and as of the last day of each calendar year commencing thereafter, is less than 1.5% of the total number of shares of common stock issued and outstanding as of such date (the “Replacement Amount”), then the Plan Pool shall be increased as of such date by a number of shares of common stock equal to the Replacement Amount. At December 31, 2006, there were 313,163 unissued shares in this plan.

The share-based awards granted under the aforementioned plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the plans due to their dissimilar characteristics. The Company funds the option shares and restricted stock from unauthorized but un-issued shares.

Stock Option Plans

A summary of the Company’s option plans as of and for the years ended December 31, 2006, 2005 and 2004, adjusted for the stock split effected in the form of a 15% stock dividend distributed in May 2006, is as follows:

	2006		2005		2004
	Number	Weighted Average Option Price	Number	Weighted Average Option Price	Number	Weighted Average Option Price
Options outstanding, beginning of year	550,102	$5.84	618,265 $	5.31	655,706	$4.92
Granted	14,450	13.17	32,258	13.35	46,684	9.92
Exercised	(45,655)	5.60	(87,939)	8.89	(75,955)	4.59
Forfeited	(12,065)	12.87	(12,482)	8.89	(8,170)	7.41
Converted from PCCB plans	454,413	4.81	-	-	-	-
Options outstanding, end of year	961,245	$5.39	550,102 $	5.84	618,265	$5.31

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (continued)

The following table provides the range of exercise prices for options outstanding at December 31, 2006:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$4.33 -$6.74	869,287	$4.84	62 months
$6.75 -$9.15	40,650	$8.10	83 months
$9.16 -$11.56	13,225	$10.78	93 months
$11.57 -$13.98	38,083	$13.13	110 months
	961,245	$5.39	65 months

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

The assumptions used in estimating fair values, together with the estimated per share value of options granted are displayed below:

	2006	2005	2004
Assumptions in estimating option values:
Risk-free interest rate	4.58%	4.36%	3.66%
Dividend yield	-%	-%	-%
Volatility	34.24%	36.50%	39.29%
Expected life	7 years	7 years	7 years
The weighted average grant date fair value of options	$6.03	$6.25	$2.29

Compensation cost charged to income was approximately $202,000 for the year end December 31, 2006 as a result of the implementation of SFAS No. 123R. Cash received from option exercise under all share-based payment arrangements for the year ended December 31, 2006 was $256,000. The actual tax benefit in stockholders equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $45,000 for the year ended December 31, 2006.

The total intrinsic value of options exercised during the years ended December 31, 2006 was $351,000. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was $7,102. As of December 31, 2006, there was $133,000 of unrecognized compensation cost related to the nonvested stock option plans. That cost is expected to be recognized as follows: $79,000 in 2007, $48,000 in 2008 and $5,000 in 2009.

Stock Award Plans

A summary of the status of the Company’s non-vested stock awards as of December 31, 2006, and changes during the year then ended is presented below:

		Weighted
		average
		grant date
	Shares	fair value
Non-vested - December 31, 2005	-	$-
Granted	7,387	13.54
Vested	-	-
Forfeited	-	-
Non-vested - December 31, 2006	7,387	$13.54

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Award Plans (Continued)

The total fair value of restricted stock grants issued during the year ended December 31, 2006 was $100,020. There were no restricted stock grants vested during the period.

As of December 31, 2006, there was $93,352 of unrecognized compensation cost related to the nonvested stock award plan. That cost is expected to be recognized over a weighted average period of 4.6 years.

Supplemental Retirement

During 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP) for its senior executives. The Company has purchased life insurance policies in order to provide future funding of benefit payments. Plan benefits will accrue and vest during the period of employment and will be paid in monthly benefit payments over the officer’s remaining life commencing with the officer’s retirement at any time after attainment of age sixty-five. Expenses attributable to the matching contributions for the years ended December 31, 2006, 2005 and 2004 were $87,657, $80,022, and $77,963, respectively. The accrued liability of the plan at December 31, 2006 and 2005 was $263,884 and $176,227, respectively.

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan which provide for participation by substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code. The plans provide for employee contributions up to $15,000 of the participant's annual salary and an employer contribution of 100% matching of the first 6% of pre-tax salary contributed by each participant. The Company may make additional discretionary profit sharing contributions to the plan on behalf of all participants; in 2005 the Company declared an $80,000 discretionary contribution. There were no discretionary contributions for 2006 or 2004. Amounts deferred above the first 6% of salary are not matched by the Company. Expenses related to these plans for the years ended December 31, 2006, 2005 and 2004 were $269,058, $172,450, and $111,442, respectively.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE Q - PARENT COMPANY FINANCIAL DATA

Condensed statements of financial condition as of December 31, 2006 and 2005, and its related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2006 are as follows:

Condensed Balance Sheets
December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and due from banks	$4,218,479	$12,535,544
Investment in subsidiaries	87,188,534	37,249,786
Other assets	73,694	112,162

TOTAL ASSETS	$91,480,707	$49,897,492

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accrued interest payable	$166,963	$142,851
Due to former Centennial Shareholders	27,113	33,974
Accrued expenses and other liabilities	4,653	15,453
Subordinated debentures	8,248,000	8,248,000

TOTAL LIABILITIES	8,446,729	8,440,278

Stockholders' equity:
Common stock	8,265,136	5,026,394
Additional paid-in capital	62,659,201	29,405,559
Retained earnings	12,610,588	7,707,054
Accumulated other comprehensive loss	(500,947)	(681,793)

TOTAL STOCKHOLDERS’ EQUITY	83,033,978	41,457,214

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,480,707	$49,897,492

Condensed Statements of Operations
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Equity in earnings of subsidiaries	$4,988,649	$3,397,675	$2,539,365
Interest income	630,505	233,179	144,117
Dividend income	20,669	16,238	11,520
Other miscellaneous income	23,286	803	-
Interest expense	(720,822)	(573,438)	(416,547)
Other operating expenses	(81,853)	(59,784)	(50,558)
Income tax benefit (expense)	43,100	129,700	104,800
Net income	$4,903,534	$3,144,373	$2,332,697

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE Q - PARENT COMPANY FINANCIAL DATA

Condensed Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$4,903,534	$3,144,373	$2,332,697
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Amortization	33,400	33,400	33,400
Stock based compensation	202,246	-	-
Equity in earnings of Crescent State Bank	(4,194,284)	(3,397,675)	(2,539,365)
Equity in earnings of Port City Capital Bank	(794,365)	-	-
Changes in assets and liabilities:
Increase in other assets	5,068	(10,765)	(18,235)
Increase (decrease) in accrued interest payable	24,112	40,983	(21,504)
Increase (decrease) in accrued expenses
and other liabilities	(10,799)	25,353	(2,200)
Net cash provided (used) by operating activities	168,912	(164,331)	(215,207)
Cash flows from investing activities:
Investment in Subsidiaries	(8,770,879)	(1,750,000)	-
Net cash used by investing activities	(8,770,879)	(1,750,000)	-
Cash flows from financing activities:
Net proceeds from issuance of common stock	-	11,617,858	-
Proceeds from exercise of stock options	255,797	392,912	348,948
Excess tax benefits from stock options exercised	45,401	199,800	61,709
Payments to former Centennial Shareholders	(6,861)	(101,820)	(748,816)
Cash (paid) received in lieu of fractional shares	(9,435)	2	1,790
Net cash provided (used) by financing activities	284,902	12,108,752	(336,371)
Net increase (decrease) in cash and cash equivalents	(8,317,065)	10,194,421	(551,578)
Cash and cash equivalents, beginning	12,535,544	2,341,123	2,892,701
Cash and cash equivalents, ending	$4,218,479	$12,535,544	$2,341,123

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE R - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

	2006	2005	2004
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$17,120,578	$8,562,944	$5,440,306
Income taxes	$2,655,001	$1,330,000	$1,031,500
Supplemental Disclosure of Noncash Investing
and Financing Activities:
Transfer of loans to foreclosed assets	$199,900	$48,300	$375,400
Increase (decrease) in fair value of securities
available for sale, net of tax	180,846	(675,145)	(117,630)

The fair value of assets acquired and liabilities assumed in the PCCB merger are presented in Note M.

NOTE S - SALE OF COMMON STOCK

The Company completed the sale of 848,000 shares of its common stock at $15.00 per share on November 2, 2005. Expenses associated with the sale amounted to $1,102,142 resulting in net proceeds from the offering of $11,617,858.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES

The Registrant’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Registrant’s disclosure controls and procedures as of December 31, 2006. Based on their evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no changes in the Registrant’s internal controls or in other factors that could materially affect these controls subsequent to the date of the most recent evaluation of these controls by the Registrant’s Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to deficiencies and weaknesses.

ITEM 9B - OTHER INFORMATION

Not applicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the discussion under the headings “Proposal 1: Election of Directors,” “Executive Compensation - Executive Officers,” “Director Relationships,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors - Audit Committee” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC.

The Registrant has adopted a Code of Ethics that applies, among others, to its principal executive officer and principal financial officer. The Registrant’s Code of Ethics is available at www.crescentstatebank.com.

ITEM 11 - EXECUTIVE COMPENSATION

Incorporated by reference from the discussion under the heading “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the discussion under the heading “Beneficial Ownership of Voting Securities” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC.

Stock Option Plans

Set forth below is certain information regarding the Registrant’s various stock option plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	961,245	$5.39	313.163
Equity compensation plans not approved by security holders	None	None	None
Total	961,245	$5.39	313,163

See additional information in Note P under the heading "Employee and Director Benefit Plans - Stock Option Plans" in Item 8 of this report.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the discussion under the headings “Director Independence” and “Indebtedness of and Transactions with Management” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from pages the discussion under the heading “Proposal 2: Ratification of Independent Public Accountants” and “Audit Committee Report” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10(viii) Junior Subordinated Debenture (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(ix) Guarantee Agreement (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(x) Salary Continuation Agreement with Michael G. Carlton (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(xi) Salary Continuation Agreement with Bruce W. Elder (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(xii) Salary Continuation Agreement with Thomas E. Holder, Jr. (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(xiii) Endorsement Split Dollar Agreement with Michael G. Carlton (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(xiv)  Endorsement Split Dollar Agreement with Bruce W. Elder (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(xv) Endorsement Split Dollar Agreement with Thomas E. Holder, Jr. (Incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004)

10(xvi) Crescent State Bank Directors’ Compensation Plan (Incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2006)

10(xvii) Employment Agreement with Ray D. Vaughn (Incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2006)

10(xviii) 2006 Omnibus Stock Ownership and Long Term Incentive Plan, approved by shareholders on July 11, 2006 (incorporated by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on August 11, 2006)

21	Subsidiaries (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99(i)	Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders (Filed with the Securities and Exchange Commission pursuant to Rule 14a-6)

SIGNATURES

In accordance with the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION Registrant

By:	/s/ Michael G. Carlton
Date: March 27, 2007	Michael G. Carlton President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael G. Carlton	March 27, 2007
Michael G. Carlton, President and
Chief Executive Officer, Director

/s/ Bruce W. Elder	March 27, 2007
Bruce W. Elder, Vice President
(Principal Accounting Officer)

/s/ Brent D. Barringer	March 27, 2007
Brent D. Barringer, Director

/s/ William H. Cameron	March 27, 2007
William H. Cameron, Director

/s/ Bruce I. Howell	March 27, 2007
Bruce I. Howell, Director

/s/ James A. Lucas	March 27, 2007
James A. Lucas, Director

/s/ Kenneth A. Lucas	March 27, 2007
Kenneth A. Lucas, Director

/s/ Sheila Hale Ogle	March 27, 2007
Sheila Hale Ogle, Director

/s/ Charles A. Paul	March 27, 2007
Charles A. Paul, Director

/s/ Francis R. Quis, Jr.	March 27, 2007
Francis R. Quis, Jr., Director

/s/ Jon S. Rufty	March 27, 2007
Jon S. Rufty, Director

/s/ Jon T. Vincent	March 27, 2007
Jon T. Vincent, Director

/s/ Stephen K. Zaytoun	March 27, 2007
Stephen K. Zaytoun, Director

EXHIBIT INDEX

Exhibit Number	Exhibit
3(i)	Articles of Incorporation.	*

3(ii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	1999 Incentive Stock Option Plan	**

10(ii)	1999 Nonqualified Stock Option Plan	**

10(iii)	Employment Agreement Michael G. Carlton	***

10(iv)	Employment Agreement of Bruce W. Elder	***

10(v)	Employment Agreement of Thomas E. Holder, Jr.	***

10(vi)	Amended and Restated Trust Agreement of Crescent Financial Capital Trust I	***

10(vii)	Indenture	***

10(viii)	Junior Subordinated Debenture	***

10(ix)	Guarantee Agreement	***

10(x)	Salary Continuation Agreement with Michael G. Carlton	***

10(xi)	Salary Continuation Agreement with Bruce W. Elder	***

10(xii)	Salary Continuation Agreement with Thomas E. Holder, Jr.	***

10(xiii)	Endorsement Split Dollar Agreement with Michael G. Carlton	***

10(xiv)	Endorsement Split Dollar Agreement with Bruce W. Elder	***

10(xv)	Endorsement Split Dollar Agreement with Thomas E. Holder, Jr.	***

10(xvi)	Crescent State Bank Directors’ Compensation Plan	****

10(xvii)	Employment Agreement with Ray D. Vaughn	****

21	Subsidiaries	Filed herewith

23	Consent of Dixon Hughes PLLC

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

99(i)	Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders	*****

* Incorporated by reference to the Registrant’s 10-KSB for the year ended December 31, 2001, as filed with the SEC on March 27, 2002.

** Incorporated by reference to the Registrant’s Registration Statement on Form S-8 as filed with the SEC on September 5, 2001.

*** Incorporated by reference from Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.

**** Incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 28, 2006.

***** Filed with the Securities and Exchange Commission pursuant to Rule 14a-6.