Form 10-Q
period 2007-03-31
CRESCENT FINANCIAL CORP
filed 2007-05-10
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number 000-32951

CRESCENT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2259050
(State or other jurisdiction of Incorporation	(IRS Employer Identification Number)
or organization)

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

Common Stock, $1.00 par value
8,351,460 shares outstanding as of May 8, 2007

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets March 31, 2007 (unaudited) and December 31, 2006	3

	Consolidated Statements of Operations Three Month Periods Ended March 31, 2007 and 2006 (unaudited)	4

	Consolidated Statements of Cash Flows Three Months Ended March 31, 2007 and 2006 (unaudited)	5

	Notes to Consolidated Financial Statements	6 - 7

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 21

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4 -	Controls and Procedures	22

Part II.	Other Information

Item 1 - Legal Proceedings		23

Item 1a - Risk Factors		23

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds		23

Item 3 - Defaults Upon Senior Debt		23

Item 4 - Submission of Matters to a Vote of Security Holders		23

Item 5 - Other Information		23

Item 6 - Exhibits		23

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31,
	(Unaudited)	2006*

ASSETS
Cash and due from banks	$12,730,827	$14,295,053
Interest-earning deposits with banks	209,083	763,057
Federal funds sold	13,158,000	92,000
Investment securities available for sale at fair value	86,360,519	84,722,892
Loans	586,148,571	549,818,548
Allowance for loan losses	(7,277,100)	(6,945,000)
NET LOANS	578,871,471	542,873,548
Accrued interest receivable	3,262,650	3,045,840
Federal Home Loan Bank stock	4,180,700	3,582,800
Bank premises and equipment	6,709,507	5,907,664
Investment in life insurance	8,857,869	5,683,493
Goodwill	30,225,549	30,225,549
Other assets	6,911,308	6,717,324
TOTAL ASSETS	$751,477,483	$697,909,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$74,126,816	$70,420,392
Savings	95,744,462	78,379,431
Money market and NOW	101,087,586	97,343,128
Time	319,050,421	295,738,729
TOTAL DEPOSITS	590,009,285	541,881,680

Short-term borrowings	18,000,000	24,451,000
Long-term borrowings	55,248,000	45,248,000
Accrued expenses and other liabilities	3,178,890	3,294,562
TOTAL LIABILITIES	666,436,175	614,875,242
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding;	-	-
Common stock, $1 par value, 20,000,000 shares authorized; 8,301,868 shares outstanding March 31, 2007; 8,265,136 shares outstanding December 31, 2006	8,301,868	8,265,136
Additional paid-in capital	62,832,473	62,659,201
Retained earnings	14,076,198	12,610,588
Accumulated other comprehensive loss (Note D)	(169,231)	(500,947)
TOTAL STOCKHOLDER'S EQUITY	85,041,308	83,033,978
COMMITMENTS (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$751,477,483	$697,909,220

* Derived from audited consolidated financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended March 31, 2007 and 2006

	2007	2006
INTEREST INCOME
Loans	$11,575,394	$6,433,325
Investment securities available for sale	1,060,455	663,212
Federal funds sold and interest-earning deposits	121,396	4,628

TOTAL INTEREST INCOME	12,757,245	7,101,165

INTEREST EXPENSE
Deposits	5,561,000	2,391,255
Short-term borrowings	290,135	232,480
Long-term debt	661,935	403,031

TOTAL INTEREST EXPENSE	6,513,070	3,026,766

NET INTEREST INCOME	6,244,175	4,074,399
PROVISION FOR LOAN LOSSES	359,147	270,300

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,885,028	3,804,099

NON-INTEREST INCOME
Mortgage origination revenue and other loan fees	115,007	168,820
Fees on deposit accounts	347,654	317,667
Earnings on life insurance	83,470	56,345
Loss on disposal of assets	(941)	(127)
Other	83,690	52,970
TOTAL NON-INTEREST INCOME	628,880	595,675

NON-INTEREST EXPENSE
Salaries and employee benefits	2,404,298	1,569,109
Occupancy and equipment	547,937	469,317
Data processing	260,725	182,792
Other	1,007,438	649,608

TOTAL NON-INTEREST EXPENSE	4,220,398	2,870,826

INCOME BEFORE INCOME TAXES	2,293,510	1,528,948

INCOME TAX EXPENSE	827,900	546,500

NET INCOME	$1,465,610	$982,448

NET INCOME PER COMMON SHARE (Note C)
Basic	$.16	$.15
Diluted	$.15	$.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note C)
Basic	9,093,392	6,364,850
Diluted	9,611,833	6,611,900

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,465,610	$982,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	178,961	164,297
Provision for loan losses	359,147	270,300
Deferred income taxes	-	86,168
Loss on disposal of assets	941	127
Net amortization (accretion) of premiums/discounts on securities	(19,827)	11,398
Increase in cash value of life insurance	(74,375)	(49,502)
Stock based compensation	41,812	36,366
Change in assets and liabilities:
(Increase) in accrued interest receivable	(216,810)	(145,037)
(Increase) in other assets	(406,488)	(682,514)
Increase in accrued interest payable	53,775	64,718
(Decrease) in other liabilities	(169,448)	(95,631)
TOTAL ADJUSTMENTS	(252,312)	(339,310)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,213,298	643,138
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(3,446,358)	(5,307,255)
Principal repayments of securities available for sale	2,372,779	1,340,650
Purchase of Federal Home Loan Bank stock	(597,900)	(578,300)
Net increase in loans	(36,357,071)	(27,484,358)
Investment in bank owned life insurance	(3,100,000)	-
Purchases of bank premises and equipment	(981,745)	(328,402)
NET CASH USED BY INVESTING ACTIVITIES	(42,110,295)	(32,357,665)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits:
Noninterest-bearing demand	3,706,424	3,049,495
Savings	17,365,031	2,745,488
Money market and NOW	3,744,458	1,776,071
Time deposits	23,311,692	19,912,091
Net increase (decrease) in short-term borrowings	(6,451,000)	(4,188,965)
Net increase (decrease) in long-term debt	10,000,000	10,000,000
Proceeds from stock options exercised	106,492	79,045
Excess tax benefits from stock options exercised	61,700	18,200
NET CASH PROVIDED BY FINANCING ACTIVITIES	51,844,797	33,391,425
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,947,800	1,676,898
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,150,110	9,471,507
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,097,910	$11,148,405

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”) and its wholly owned subsidiary, Crescent State Bank (the “Bank”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2006 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At March 31, 2007, commitments are as follows

Undisbursed lines of credit	$175,890,000
Stand-by letters of credit	5,673,000
Undisbursed commitment to purchase additional
investment in Small Business Investment Corporation	563,000

NOTE C - PER SHARE RESULTS

On April 18, 2007, the Company declared a stock split in the form of a 10% stock dividend payable on May 22, 2007 to stockholders of record May 11, 2007. Weighted average share and per share data for the periods presented have been adjusted to reflect the effects of the stock split. Basic and diluted net income per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for this stock split.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

	Three months ended March 31,
	2007	2006
Weighted average number of shares used in computing
basic net income per share	9,093,392	6,364,850
Effect of dilutive stock options	518,441	247,050
Weighted average number of shares used in computing
diluted net income per share	9,611,833	6,611,900

For the three month periods ended March 31, 2007, there were 1,725 options that were anti-dilutive. For the three month period ended March 31, 2006, there were 3,000 options that were anti-dilutive.

NOTE D - COMPREHENSIVE INCOME

For the three months ended March 31, 2007 and 2006, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was approximately $1,797,000 and $833,000, respectively.

NOTE E - INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). FIN 48 provides guidance on financial statement recognition and measurements of tax positions taken, or expected to be taken, in tax returns. The initial adoption of FIN 48 had no impact on the Company’s financial statements. As of January 1, 2007, there were no unrecognized tax benefits.

The amount of unrecognized tax benefits may increase or decrease for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statue of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.

Crescent’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in other non-interest expense in the Consolidated Statement of Income.

Crescent’s federal and state income tax returns are open and subject to examination from the 2003 tax return year and forward.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the periods ended March 31, 2007 and 2006. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2007 AND
DECEMBER 31, 2006

Total assets at March 31, 2007 were $751.5 million compared with $697.9 million at December 31, 2006. Earning assets are $690.1 million or 92% of total assets as of March 31, 2007 compared to $639.0 million or 91% at December 31, 2006. Components of earning assets at March 31, 2007 are $586.1 million in gross loans, $90.5 million in investment securities and Federal Home Loan Bank (FHLB) stock and $13.4 million in overnight investments and interest bearing deposits with correspondent banks. Earning assets at December 31, 2006 consisted of $549.8 million in gross loans, $88.3 million in investment securities and FHLB stock and $855,000 in overnight investments and interest bearing deposits. Total deposits and stockholders’ equity at March 31, 2007 were $590.0 million and $85.0 million, respectively, compared to $541.9 million and $83.0 million at December 31, 2006.

Gross loans outstanding at March 31, 2007 increased by $36.3 million or 7% to $586.1 million at March 31, 2007. The commercial mortgage category experienced the most significant dollar growth during the three-month period increasing $19.5 million or 6% from $304.4 million to $323.9 million. Construction and development loans grew by $16.1 million or 15% from $109.8 million to $125.9 million. Other categories experiencing growth include the commercial loan portfolio increasing by $898,000, consumer loans increasing by $811,000 and residential mortgage loans increasing by $189,000. Home equity loans and lines outstanding declined by $1.2 million during the quarter. The composition of the loan portfolio, by category, as of March 31, 2007 is 55% commercial mortgage loans, 22% construction loans, 12% commercial loans, 7% home equity loans and lines, 3% residential mortgage loans and 1% consumer loans. The composition of the loan portfolio, by category, as of December 31, 2006 was 55% commercial mortgage loans, 20% construction loans, 12% commercial loans, 8% home equity loans and lines, 4% residential real estate mortgage loans and 1% consumer loans.

The Company had an allowance for loan losses at March 31, 2007 of $7.3 million or 1.24% of total outstanding loans compared to $6.9 million or 1.26% of total outstanding loans at December 31, 2006. At March 31, 2007, there were four loans totaling $604,000 in non-accrual status. There were no loans past due 90 days or more and still accruing interest at March 31, 2007. Non-performing loans as a percentage of total loans at March 31, 2007 were 0.10%. There were two loans totaling $135,000 in non accrual status at December 31, 2006. There were no loans past due 90 days or more and still accruing interest at December 31, 2006. Non-performing loans as a percentage of total loans at December 31, 2005 were 0.02%. For a more detailed discussion, see the section entitled Non-Performing Assets.

The Company has investment securities with an amortized cost of $86.6 million at March 31, 2007. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $86.4 million compared with $84.7 million at year-end 2006. The Company’s investment in debt securities at March 31, 2007, consists of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and marketable equity securities. The increase during the first three months of 2007 was the net result of $3.4 million in new purchases, a $540,000 increase in the fair value of the portfolio and $20,000 in net amortization of premiums, less $2.4 million in principal re-payments.

The Company owns $4.2 million of Federal Home Loan Bank stock at March 31, 2007 compared to $3.6 million at December 31, 2006.

There were $13.2 million in Federal funds sold at March 31, 2007 compared to $92,000 at December 31, 2006. Federal funds sold were at an unusually high level at March 31, 2007 due to a significant increase in attorney and real estate escrow deposits at month end.

Interest-earning deposits held at correspondent banks decreased by approximately $554,000 from $763,000 at December 31, 2006 to $209,000 at March 31, 2007.

Non-earning and other assets increased by approximately $2.6 million between December 31, 2006 and March 31, 2007. Non-interest bearing cash due from banks decreased by $1.6 million during the three months ended March 31, 2007. Cash and due from banks includes amounts represented by checks in the process of being collected through the Federal Reserve payment system. Funds represented by these checks were not yet collected and therefore could not be invested overnight. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows. The Company invested an additional $3.1 million in bank owned life insurance during the quarter. Categories of other assets experiencing increases between December 31, 2006 and March 31, 2007 include interest receivable and bank premises and equipment.

Total deposits increased by $48.1 million between December 31, 2006 and March 31, 2007 from $541.9 million to $590.0 million. The largest dollar increase occurred in the time deposit category, which grew by $23.3 million or 8% to $319.0 million at March 31, 2007 from $295.7 million at year end 2006. Increases to other deposit categories were as follows: savings increased by almost $17.4 million from $78.4 million to $95.7 million, non-interest bearing demand deposits increased by $3.7 million from $70.4 million to $74.1 million, money market account balances increased by $3.0 million from $59.5 million to $62.5 million and interest-bearing demand deposits increased by $759,000 from $37.8 million to $38.6 million.

The composition of the deposit base, by category, at March 31, 2007 is as follows: 54% time deposits, 16% statement savings accounts, 13% non-interest-bearing demand deposits, 11% money market and 6% interest-bearing demand deposits. The composition of the deposit base, by category, at December 31, 2006 was 55% time deposits, 14% in statement savings, 13% non-interest-bearing demand deposits, 11% money market and 7% in interest-bearing demand deposits. Time deposits of $100,000 or more totaled $251.2 million at March 31, 2007 compared to $229.8 million at December 31, 2006. The Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds priced competitively with FHLB borrowings, but do not require collateralization like FHLB borrowings. Brokered deposits were $161.6 million at March 31, 2007 compared with $141.7 million at December 31, 2006.

The Company had $55.2 million of long-term debt outstanding at March 31, 2007 compared to $45.2 million at December 31, 2006. The long-term debt is comprised of $47.0 million in FHLB term advances and $8.2 million in junior subordinated debt. Short-term borrowings declined by $6.5 million during the first quarter of 2007 to $18.0 million from $24.5 million. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year and Federal funds purchased from correspondent banks.

Accrued interest payable and other liabilities decreased by $116,000 and were $3.2 million and $3.3 million at March 31, 2007 and December 31, 2006, respectively.

Between December 31, 2006 and March 31, 2007, total stockholders’ equity increased by $2.0 million. The increase resulted primarily from net income for the first three months of $1,466,000, improvement in the fair value of available for sale securities of $332,000, $106,000 in new stock issued pursuant to the exercise of stock options and $62,000 in tax benefits recognized on the exercise of non-qualified stock options.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

Net Income. Net income for the three-month period ended March 31, 2007 was $1,466,000 or $0.15 per diluted share compared with $982,000 or $0.15 per diluted share for the three-month period ended March 31, 2006. All per share data has been adjusted to reflect the 11-for-10 stock split effected as a 10% stock dividend payable on May 22, 2007 to shareholders on May 11, 2007. Annualized return on average assets was 0.82% and 0.93% for the two periods ended March 31, 2007 and 2006, respectively. The decline in return on average assets is primarily due to a lower net interest margin and higher non-interest expenses. Return on average equity for the current period was 7.06% compared to 9.38% for the prior period. Return on average equity for the current period decreased due to a lower return on average assets and the issuance of 2,432,000 shares in August 2006 for the acquisition of Port City Capital Bank.

Net Interest Income. Net interest income increased by almost $2.2 million or 53% from $4.1 million for the prior three-month period to $6.2 million for the three-month period ended March 31, 2007. Total interest income for the current three month period benefited from a higher volume of earning assets despite a lower yield earned on those assets. Total interest expense from deposits and other borrowings increased due to growth in interest-bearing liabilities needed to fund the higher volume of assets. Although the current interest rate environment has been stable, the yield curve has been flat to inverted over the past twelve months and the incremental cost to fund the Company’s earning asset growth coupled with a decline in the ratio of interest earning assets to interest bearing liabilities has caused a decrease in the net interest margin.

Total average earning assets increased by more than $260.2 million or 65% from an average of $403.9 million for the prior year three-month period to an average of $664.2 million for the three-month period ended March 31, 2007. Approximately $153.9 million of the increase is attributable to the acquisition of Port City Capital Bank of Wilmington, North Carolina in August, 2006. The average balance of loans outstanding increased by $222.0 million to $565.8 million at March 31, 2007, a 65% increase over the $343.8 million of average outstanding loans for the prior period. The average balance of the investment securities portfolio for the three-month period ended March 31, 2007 was $88.9 million, increasing by $29.2 million or 49% compared to an average of $59.7 million at March 31, 2006. The average balance of federal funds sold and other earning assets increased from $411,000 for the prior three-month period to $9.4 million for the current period.

Average interest-bearing liabilities increased by $229.7 million or 68% from $338.9 million for the quarter ended March 31, 2006 to $568.6 million for the current quarter. The acquisition accounted for $129.4 million of the total increase. The total increase is comprised of a $211.4 million increase in interest bearing deposits and an $18.3 million increase in borrowed funds. Time deposits experienced the largest increase averaging $313.5 million during the current year period compared to $192.3 million for the prior period.

Total interest income increased by $5.7 million for the current three-month period compared to the same period from the prior year. The increase is comprised of $4.8 million due to the growth in total average earning assets and an $861,000 increase due to higher yields realized on earning assets. Total interest expense for the current period rose by $3.5 million compared to prior period. The increase is the result of a $2.4 million increase due to growth in interest-bearing funds and a $1.1 million increase due to the higher interest rate environment.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended March 31, 2007 was 3.81% compared to 4.09% for the three-month period ended March 31, 2006. The average yield on earning assets for the current three-month period increased 66 basis points to 7.79% compared with 7.13% for the prior year period, while the average cost of interest-bearing funds increased by 103 basis points to 4.65% from 3.62%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing liabilities, decreased by 37 basis points from 3.51% for the quarter ended March 31, 2006 to 3.14% for the quarter ended March 31, 2007. The percentage of interest earning assets to average interest-bearing liabilities declined to 116.81% from 119.19%.

Between July 1, 2004 and July 5, 2006, the Federal Reserve (the “Fed”) increased short-term interest rates seventeen times for a total of 425 basis points. Interest rates have stabilized over the last eight months. While several factors influence the level of intermediate and long-term interest rates, increases in short-term interest rates would generally result in a more parallel shift in the entire yield curve across all investment horizons. The most recent rate increases did not impact intermediate and long-term rates in the typical manner, as those rates continued to trade in very tight ranges to levels seen prior to July 2004. The result has been a flat to inverted yield curve across investment terms. Rates on longer term assets have been at or lower than those on overnight and other short-term investments.

Approximately 56% of the Company’s loan portfolio has variable rate pricing based on the Prime lending rate or LIBOR (London Inter Bank Offering Rate). As short-term rates have risen, variable rate loans have repriced upward resulting in a higher yield on average earning assets. While the yield on the variable portion of existing loans was rising with rate increases, rates on new loans were trending lower based on competition and new loan mix. Of the $101.9 million in organic loan growth, $51.4 million was in the commercial mortgage loan category. Due to the nature of the collateral and the competitive marketplace, this type of loan typically receives very favorable fixed-rate pricing based on the intermediate to long end of the yield curve. The volume of new loan originations outpaced the generation of lower cost core deposits causing the Company to rely more heavily on savings and brokered certificates of deposit resulting in a higher cost of funds than we would have anticipated. The Company expects to continue to experience net interest margin compression in the current stable rate environment. In rising or falling interest rate environments, the Company would expect moderate expansion or contraction of margin, respectively.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended March 31, 2007 was $359,000 compared to $270,000 for the same period in 2006. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increase in the loan loss provision is primarily due to loan growth, although the analysis discussion outlines additional factors impacting the provision. The allowance for loan losses was $7.3 million at March 31, 2007, representing 1.24% of total outstanding loans.

Non-Interest Income. For the three-month period ended March 31, 2007, non-interest income increased by more than $33,000 to $629,000 compared to $596,000 for the same period in 2006.

Customer service fees on deposit accounts increased by $30,000 from $318,000 to $348,000. Earnings on cash value of life insurance increased by $27,000 due to an additional $3.1 million investment in late January, 2007 and fees from brokerage referrals increased by $13,000 from $18,000 to $31,000. Revenue earned on brokered mortgage loan originations declined by $30,000. Residential mortgage loan originations have slowed, although not to the same extent as other area of the country. Our markets continue to be attractive places for people relocating and we would anticipate mortgage loan brokerage revenue to increase as we enter the busy summer months.

Non-Interest Expenses. Non-interest expenses were $4.2 million for the three-month period ended March 31, 2007 compared with $2.9 million for the same period ended March 31, 2006. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense increased by $835,000 or 53% to $2.4 million for the current year period compared to $1.6 million for the same period in the prior year. The acquisition of Port City Capital Bank in August 2006 and the addition of operational staff during the first quarter of 2007 were the primary drivers of the increase. Management anticipates personnel expense to continue to increase as we identify new opportunities for expansion.

Occupancy and equipment expenses increased by $79,000 or 17% from $469,000 for the three-month period ended March 31, 2006 to $548,000 for the current year period and data processing costs increased by $78,000 or 43% to $261,000 from $183,000. Increases for both categories were directly related to the acquisition. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $358,000 million to $1.0 million for the first quarter of 2007 compared with $650,000 for the prior year quarter. The increase was primarily a result of the Company’s continued growth and expansion. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $828,000 for the three-months ended March 31, 2007 compared with $547,000 for the prior year period. The effective tax rate for the three-month period ended March 31, 2007 was 36.1% compared with 35.7% for the prior year period. The increase in the effective tax rate is attributable to a smaller percentage of income coming from tax exempt sources.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company's assets and liabilities for the three-month periods ended March 31, 2007 and 2006. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance. For purposes of the analysis, Federal Home Loan Bank stock is included in Investment Securities totals.

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

	For the Three Months Ended March 31,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Interest-earnings assets
Loan portfolio	$565,827	$11,575	8.30%	$343,818	$6,433	7.59%
Investment securities	88,901	1,061	4.77%	59,718	663	4.44%
Fed funds and other interest-earning assets	9,449	121	5.19%	411	5	4.93%
Total interest-earning assets	664,177	12,757	7.79%	403,947	7,101	7.13%
Noninterest-bearing assets	60,459			24,568
Total Assets	$724,636			$428,515

Interest-bearing liabilities
Interest-bearing NOW	$34,684	98	1.15%	$38,758	147	1.54%
Money market and savings	150,813	1,577	4.24%	56,580	426	3.05%
Time deposits	313,499	3,886	5.03%	192,286	1,818	3.83%
Short-term borrowings	21,818	290	5.32%	20,147	233	4.69%
Long-term debt	47,803	662	5.54%	31,137	403	5.13%
Total interest-bearing liabilities	568,617	6,513	4.65%	338,908	3,027	3.62%
Non-interest bearing deposits	68,649			45,515
Other liabilities	3,125			1,622
Total Liabilities	640,391			386,045
Stockholders' Equity	84,245			42,470
Total Liabilities & Stockholders' Equity	$724,636			$428,515

Net interest income		$6,244			$4,074
Interest rate spread			3.14%			3.51%
Net interest-margin			3.81%			4.09%

Percentage of average interest-earning assets
to average interest-bearing liabilities			116.81%			119.19%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2007 and 2006. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated proportionately to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis

	Three Months Ended March 31,
	2007 vs. 2006
	(in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	4,348	794	5,142
Investment Securities	334	64	398
Fed funds and other interest-earning assets	113	3	116
Total interest-earning assets	4,795	861	5,656

Interest Expense
Interest-bearing NOW	(14)	(36)	(50)
Money market and savings	847	303	1,150
Time deposits	1,325	744	2,069
Short-term borrowings	20	37	57
Long-term debt	217	43	260
Total interest-bearing liabilities	2,395	1,091	3,486

Net interest income	2,400	(230)	2,170

NONPERFORMING ASSETS

The table below sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At March 31,		At December 31
	2007	2006	2006	2005
	(Dollars in thousands)

Nonaccrual loans	$604	$19	$135	$26
Restructured loans	-	-	-	-

Total nonperforming loans	604	19	135	26

Real estate owned	98	22	98	22
Repossessed assets	14	-	-	-

Total nonperforming assets	$716	$41	$233	$48
Accruing loans past due
90 days or more	$-	$-	$-	$-
Allowance for loan losses	7,277	4,621	6,945	4,351
Nonperforming loans to
period end loans	0.10%	0.01%	0.02%	0.01%
Allowance for loan losses
to period end loans	1.24%	1.30%	1.26%	1.33%
Allowance for loan losses
to nonperforming loans	1,204.61%	24,078.05%	5,144.96%	16,960.60%
Nonperforming assets
to total assets	0.10%	0.01%	0.03%	0.01%

Nonperforming assets and loans
past due 90 days or more to
total assets	0.10%	0.01%	0.03%	0.01%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At March 31, 2007, we identified six loans in the aggregate amount of $343,000 as potential problem loans. Management has evaluated these credits and estimated the potential losses net of the collateral value for these loans. A specific amount has been reserved in the allowance for loan losses for this total exposure amount.

At March 31, 2007, there were four foreclosed properties valued at a total of $98,000 and four nonaccrual loans totaling $604,000. Foreclosed property is valued at the lower of appraised value or the outstanding loan balance. Interest foregone on nonaccrual loans for the three-month period ended March 31, 2007 was $10,100. At March 31, 2006, there was one foreclosed property valued at $22,000 and three nonaccrual loans totaling $19,000. Interest foregone on nonaccrual loans for the three-month period ended March 31, 2006 was $705.

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

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. For the three-month period ended March 31, 2007, there were net loan charge-offs of $27,000 and $604,000 in nonaccrual loans compared with no net charge-offs and $19,000 in non-accrual loans compared at March 31, 2006. The allowance for loan losses at March 31, 2007 was $7.3 million, which represents 1.24% of total outstanding loans compared to $4.6 million and 1.30% for the prior year. The allowance for loan losses as a percentage of total outstanding loans declined from the prior year primarily due to improvement in the asset quality of the portfolio.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses

	At March 31,		At December 31,
	2007		2006
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)

Residential real estate loans	$121	3.48%	$121	3.67%
Home equity loans and lines	289	7.07%	269	7.76%
Commercial mortgage loans	4,028	55.25%	3,920	55.36%
Construction loans	1,591	21.50%	1,379	19.99%
Commercial and industrial loans	1,080	11.71%	1,161	12.32%
Loans to individuals	168	0.99%	95	0.90%

Total allowance	$7,277	100.00%	$6,945	100.00%

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Three-Month Period Ended March 31,
	2007	2006
	(Dollars in thousands)

Balance at the beginning of the year	$6,945	$4,351
Charge-offs:
Commercial and industrial loans	28	-

Total charge-offs	28	-

Recoveries	1	-

Net charge-offs (recoveries)	27	-

Provision for loan losses	359	270

Balance at the end of the year	$7,277	$4,621

Total loans outstanding at period-end	$586,149	$355,806

Average loans outstanding for the period	$565,827	$343,818

Allowance for loan losses to
total loans outstanding	1.24%	1.30%

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%

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

As of March 31, 2007, liquid assets (cash and due from banks, interest-earning deposits with banks and investment securities available for sale) were approximately $112.5 million, which represents 15% of total assets and 19% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $157.3 million of which $65.0 million is outstanding at March 31, 2007. At March 31, 2007, outstanding commitments for undisbursed lines of credit, letters of credit and undisbursed investment commitments amounted to approximately $182.1 million. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings. Certificates of deposits represented 53% of the Company’s total deposits at March 31, 2007 compared with 55% at December 31, 2006. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 43% and 42% of the Company’s total deposits at March 31, 2007 and December 31, 2006, respectively. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent Financial Corporation must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At March 31, 2007, the Company’s equity to asset ratio is 11.32%. The Company’s ratios of Tier 1 capital to risk-weighted assets and total capital to risk-based assets are 9.58% and 10.71%, respectively. The two bank subsidiaries are also required to maintain capital adequacy ratios. Crescent State Bank has Tier I capital to risk-weighted assets and total capital to risk-based assets ratios of 9.21% and 10.34%, respectively, and Port City Capital Bank has Tier I capital to risk-weighted assets and total capital to risk-based assets ratios of 9.35% and 10.51%, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest earning assets and interest bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest earning assets and liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2006.

Item 4. Controls and Procedures

Crescent Financial Corporation’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2007, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Company’s internal controls during the quarter ended March 31, 2007 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1a.  Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Debt.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a - 14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a - 14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION

Date: May 8, 2007	By:	/s/ Michael G. Carlton
Michael G. Carlton President and Chief Executive Officer

Date: May 8, 2007	By:	/s/ Bruce W. Elder
Bruce W. Elder Principal Financial Officer