Form 10-Q
period 2007-06-30
CRESCENT FINANCIAL CORP
filed 2007-08-09
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Common Stock, $1.00 par value
9,295,161 shares outstanding as of August 8, 2007

Part I. Financial Information

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31,
	(Unaudited)	2006*
ASSETS
Cash and due from banks	$14,349,753	$14,295,053
Interest-earning deposits with banks	1,021,369	763,057
Federal funds sold	16,664,000	92,000
Investment securities available for sale at fair value	88,240,014	84,722,892
Loans	608,318,522	549,818,548
Allowance for loan losses	(7,536,000)	(6,945,000)
NET LOANS	600,782,522	542,873,548
Accrued interest receivable	3,421,909	3,045,840
Federal Home Loan Bank stock	4,270,700	3,582,800
Bank premises and equipment	6,922,720	5,907,664
Investment in life insurance	8,947,179	5,683,493
Goodwill	30,233,049	30,225,549
Other assets	7,368,741	6,717,324
TOTAL ASSETS	$782,221,956	$697,909,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$81,180,972	$70,420,392
Savings	101,429,072	78,379,431
Money market and NOW	97,146,661	97,343,128
Time	338,056,699	295,738,729
TOTAL DEPOSITS	617,813,404	541,881,680

Short-term borrowings	-	24,451,000
Long-term borrowings	75,248,000	45,248,000
Accrued expenses and other liabilities	3,117,771	3,294,562
TOTAL LIABILITIES	696,179,175	614,875,242
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding;	-	-
Common stock, $1 par value, 20,000,000 shares authorized; 9,187,468 shares outstanding June 30, 2007; 8,265,136 shares outstanding December 31, 2006	9,187,468	8,265,136
Additional paid-in capital	72,553,975	62,659,201
Retained earnings	5,284,737	12,610,588
Accumulated other comprehensive loss (Note D)	(983,399)	(500,947)
TOTAL STOCKHOLDERS’ EQUITY	86,042,781	83,033,978
COMMITMENTS (Note B)
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$782,221,956	$697,909,220

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Six Month Periods Ended June 30, 2007 and 2006
	Three-month Periods		Six-month Periods
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans	$12,330,915	$7,018,938	$23,906,309	$13,452,263
Investment securities available for sale	1,095,955	724,415	2,156,411	1,387,627
Federal funds sold and interest-bearing deposits	175,058	51,218	296,453	55,846
TOTAL INTEREST INCOME	13,601,928	7,794,571	26,359,173	14,895,736

INTEREST EXPENSE
Deposits	5,964,960	2,830,884	11,525,960	5,222,138
Short-term borrowings	208,871	212,964	499,006	445,444
Long-term borrowings	858,664	534,236	1,520,599	937,268
TOTAL INTEREST EXPENSE	7,032,495	3,578,084	13,545,565	6,604,850

NET INTEREST INCOME	6,569,433	4,216,487	12,813,608	8,290,886
PROVISION FOR LOAN LOSSES	322,449	164,341	681,596	434,641

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,246,984	4,052,146	12,132,012	7,856,245

NON-INTEREST INCOME
Mortgage loan origination revenue	135,494	165,047	250,501	310,467
Fees on deposit accounts	321,990	307,876	669,644	625,543
Earnings on life insurance	99,910	56,916	183,379	113,261
Gain (loss) on sale or disposal of assets	-	-	(941)	(127)
Other	89,919	89,626	173,610	165,998

TOTAL NON-INTEREST INCOME	647,313	619,466	1,276,193	1,215,142

NON-INTEREST EXPENSE
Salaries and employee benefits	2,535,287	1,669,940	4,939,586	3,239,049
Occupancy and equipment	563,949	489,213	1,111,886	958,531
Data processing	256,530	185,653	517,255	368,445
Other	1,267,364	759,239	2,274,801	1,408,847

TOTAL NON-INTEREST EXPENSE	4,623,130	3,104,045	8,843,528	5,974,872

INCOME BEFORE INCOME TAXES	2,271,167	1,567,567	4,564,677	3,096,515

INCOME TAXES	822,900	564,100	1,650,800	1,110,600

NET INCOME	$1,448,267	$1,003,467	$2,913,877	$1,985,915

NET INCOME PER COMMON SHARE
Basic	$.16	$.16	$.32	$.31

Diluted	$.15	$.15	$.30	$.30

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Note C)
Basic	9,140,356	6,372,323	9,117,004	6,368,607

Diluted	9,626,134	6,628,300	9,620,185	6,620,671

See accompanying notes to consolidated financial statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
Six Months Ended June 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,913,877	$1,985,915
Adjustments to reconcile net income to net cash used by operating activities
Depreciation	352,486	343,277
Provision for loan losses	681,596	434,641
Deferred income taxes	(308,000)	(114,150)
Loss on sale or disposal of assets	941	127
Net amortization (accretion) on securities	(46,262)	17,321
Increase in cash value of life insurance	(163,686)	(99,516)
Stock based compensation	84,988	71,536
Change in assets and liabilities
(Increase) in accrued interest receivable	(376,069)	(378,073)
(Increase) in other assets	(45,162)	(784,041)
Increase in accrued interest payable	301,737	253,111
(Decrease) in other liabilities	(478,528)	(389,294)
TOTAL ADJUSTMENTS	4,041	(645,061)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,917,918	1,340,854

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(9,456,156)	(12,820,461)
Principal repayments of securities available for sale	5,204,588	2,858,032
Purchase of Federal Home Loan Bank stock	(687,900)	(938,300)
Net increase in loans	(58,590,570)	(36,865,677)
Investment in life insurance	(3,100,000)	-
Net cash provided in business combination	(7,500)	-
Purchases of bank premises and equipment	(1,368,482)	(566,344)

NET CASH USED BY INVESTING ACTIVITIES	(68,006,020)	(48,332,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits:
Non-interest bearing demand	10,760,580	5,349,153
Savings	23,049,641	24,299,432
Money market and NOW	(196,467)	(2,352,784)
Time deposits	42,317,970	20,252,768
Net increase (decrease) in short-term borrowings	(24,451,000)	1,035,847
Net increase in long-term borrowings	30,000,000	10,000,000
Proceeds from the issuance of stock	364,677	133,372
Cash paid in lieu of fractional shares	(7,687)	(9,477)
Excess tax benefits from stock options exercised	135,400	20,100
NET CASH PROVIDED BY FINANCING ACTIVITIES	81,973,114	58,728,411

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,885,012	11,736,515

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,150,110	9,471,507

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,035,122	$21,208,022

See accompanying notes to consolidated financial statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six-month periods ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”) and its wholly owned subsidiary, Crescent State Bank (the “Bank”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2006 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At June 30, 2007, commitments are as follows

Undisbursed lines of credit	$180,517,000
Stand-by letters of credit	5,572,000
Undisbursed commitment to purchase additional
investment in Small Business Investment Corporation	413,000

NOTE C - PER SHARE RESULTS
On April 18, 2007, the Company declared a 10% stock dividend payable on May 22, 2007 to stockholders of record May 11, 2007. Weighted average share and per share data for the periods presented have been adjusted to reflect the effects of the stock dividend. Basic and diluted net income per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for this stock dividend.

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the company relate solely to outstanding stock options and are determined using the treasury stock method.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average number of shares
used in computing basic net income
per share	9,140,356	6,372,323	9,117,004	6,368,607
Effect of dilutive stock options	485,778	255,977	503,181	252,064

Weighted average number of shares
used in computing diluted net income
per share	9,626,134	6,628,300	9,620,185	6,620,671

As of June 30, 2007, there were 45,727 options that were anti-dilutive. As of June 30, 2006, there were 1,898 options that were anti-dilutive.

NOTE D - COMPREHENSIVE INCOME

For the three months ended June 30, 2007 and 2006, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was approximately $634,000 and $478,000, respectively. For the six months ended June 30, 2007 and 2006, total comprehensive income was approximately $2,431,000 and $1,311,000, respectively.

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

Crescent’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in other non-interest expense in the Consolidated Statement of Operations.

Crescent’s federal and state income tax returns are open and subject to examination from the 2003 tax return year and forward.

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

The provisions of SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, were effective beginning January 1, 2007. The adoption of the provisions of SFAS No. 156 had no effect on financial position or results of operations.

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of SFAS No. 157 on the consolidated financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits companies to choose to measure eligible items at fair value at specified election dates. Companies will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 requires additional disclosures related to the fair value measurements included in the companies financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted; however, we will adopt SFAS No. 159 effective January 1, 2008. We are evaluating the impact of SFAS No. 159 on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the periods ended June 30, 2007 and 2006. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2007 AND
DECEMBER 31, 2006

Total assets at June 30, 2007 increased by $84.3 million or 12% to $782.2 million compared with $697.9 million at December 31, 2006. Earning assets at June 30, 2007 totaled $718.5 million or 92% of total assets compared with $639.0 million or 91% at December 31, 2006. Components of earning assets at June 30, 2007 are $608.3 million in gross loans, $92.5 million in investment securities and Federal Home Loan Bank (FHLB) stock, $16.7 million in federal funds sold, and $1.0 million in interest bearing deposits with correspondent banks. Earning assets at December 31, 2006 consisted of $549.8 million in gross loans, $88.3 million in investment securities and FHLB stock and $855,000 in overnight investments and interest bearing deposits. Total deposits and stockholders’ equity at June 30, 2007 were $617.8 million and $86.0 million, respectively, compared to $541.9 million and $83.0 million at December 31, 2006.

Gross loans outstanding at June 30, 2007 increased by $58.5 million or 11% to $608.3 million compared to $549.8 million reported at December 31, 2006. The composition of the loan portfolio, by category, as of June 30, 2007 is 54% commercial mortgage loans, 24% construction loans, 11% commercial loans, 7% home equity loans and lines, 3% residential mortgage loans and 1% consumer loans. The construction and acquisition/development category showed the most growth during the first half of 2007 increasing $34.6 million or 31% from $109.8 million to $144.2 million. Other loan categories experiencing growth during the six-month period include commercial real estate mortgage loans increasing by $22.5 million or 7% to $326.9 million, home equity loans and lines increasing by $1.7 million or 13% to $44.4 million, commercial and industrial loans increasing by $1.3 million or 2% to $69.1 million, and consumer loans increasing by $1.3 million or 25% to $6.2 million. Residential mortgage loans declined $2.7 million from $20.2 million to $17.5 million. The composition of the loan portfolio, by category, as of December 31, 2006 was 55% commercial mortgage loans, 20% construction loans, 12% commercial loans, 8% home equity loans and lines, 4% residential real estate mortgage loans and 1% consumer loans.

The Company had an allowance for loan losses at June 30, 2007 of $7.5 million or 1.24% of total outstanding loans compared to $6.9 million or 1.26% of total outstanding loans at December 31, 2006. At June 30, 2007, there were five loans totaling $599,000 in non-accrual status. There were no loans past due 90 days or more and still accruing interest at June 30, 2007. Non-performing loans as a percentage of total loans at June 30, 2007 were 0.10%. At December 31, 2006, there were two loans totaling $135,000 in non accrual status and no loans past due 90 days or more and still accruing interest. Non-performing loans as a percentage of total loans at December 31, 2006 were 0.02%. For a more detailed discussion, see the section entitled Non-Performing Assets.

The Company has investment securities with an amortized cost of $89.8 million at June 30, 2007. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $88.2 million compared with $84.7 million at December 31, 2006. At June 30, 2007, there were no securities considered other than temporarily impaired. The Company’s investment in debt securities consists of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and other marketable equity securities. The increase during the first six months of 2007 consisted of $9.5 million in new purchases and $46,000 in net accretion of discounts less $5.2 million in principal re-payments and a $780,000 decline in the fair value of the portfolio.

The Company owned $4.3 million of Federal Home Loan Bank (FHLB) stock at June 30, 2007 compared to $3.6 million at December 31, 2006. As a member of the FHLB, the Company is required to maintain a certain level of FHLB stock based on asset size and outstanding borrowed funds.

There were $16.7 million in Federal funds sold at June 30, 2007 compared to $92,000 at December 31, 2006. This accumulation of overnight investment funds will be deployed early in the third quarter into higher yielding earning assets or used to reduce the level of higher cost liabilities.

Interest-earning deposits held at correspondent banks increased by approximately $258,000 from $763,000 at December 31, 2006 to $1.0 million at June 30, 2007. The increase represents principal and interest payments from the investment portfolio waiting to be re-invested.

Non-earning and other assets increased by approximately $5.4 million between December 31, 2006 and June 30, 2007. The largest component of the increase was in bank owned life insurance. The Company made an additional investment of $3.1 million during the first six months of the year. Other assets experiencing increases between December 31, 2006 and June 30, 2007 include bank premises and equipment, interest receivable, deferred tax asset and cash and non-interest bearing deposits with correspondent banks.

Total deposits increased by $75.9 million between December 31, 2006 and June 30, 2007 from $541.9 million to $617.8 million. The largest increase occurred in the time deposit category, which grew by $42.3 million 14% to $338.0 million at June 30, 2007 from $295.7 million at year end 2006. The increase is due, in part, to the dependency of the Company on wholesale forms of deposits to fund balance sheet growth. Increases to other deposit categories were as follows: savings account balances by $23.0 million or 29% million to $101.4 million, non-interest bearing demand deposits by $10.8 million or 15% to $81.2 million and money market deposits by $908,000 or 2% to $60.4 million. Interest-bearing demand deposits declined by $1.1 million or 3% to $36.7 million. The introduction of a new high-yielding relationship savings product caused some disintermediation between interest-bearing demand and savings.

The composition of the deposit base, by category, at June 30, 2007 is as follows: 55% time deposits, 16% savings deposits, 13% non-interest-bearing demand deposits, 10% money market and 6% interest-bearing demand deposits. The composition of the deposit base, by category, at December 31, 2006 was 55% time deposits, 14% savings deposits, 13% non-interest-bearing demand deposits, 11% money market and 7% interest-bearing demand deposits. Time deposits of $100,000 or more totaled $271.5 million at June 30, 2007 compared to $229.8 million at December 31, 2006. The Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds priced competitively with FHLB borrowings, but do not require collateralization like FHLB borrowings. Brokered deposits were $172.2 million at June 30, 2007 compared with $141.7 million at December 31, 2006.

The Company had $75.2 million of long-term debt outstanding at June 30, 2007 compared to $45.2 million at December 31, 2006. The long-term debt is comprised of $67.0 million in FHLB term advances and $8.2 million in junior subordinated debt. At June 30, 2007, the Company had no short-term debt outstanding compared to $24.5 million at December 31, 2006. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year and Federal funds purchased from correspondent banks.

Accrued interest payable and other liabilities decreased by $177,000 from $3.3 million at December 31, 2006 to $3.1 million at June 30, 2007.

Between December 31, 2006 and June 30, 2007, total stockholders’ equity rose by $3.0 million. The increase resulted from net income for the first six months of $2.9 million plus $365,000 in new stock issuance pursuant to the exercise of stock options and $85,000 in stock based compensation expense less unrealized losses on available for sale securities of $482,000. The Company distributed a 10% stock dividend on May 22, 2007. Retained earnings was reduced by the fair value of the stock dividend, as determined by using the adjusted stock price on the date of declaration, and the common stock and additional paid in capital accounts were adjusted to reflect the new shares issued.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

Net Income. Net income for the three-month period ended June 30, 2007 was $1.4 million or 44% higher than net income of $1.0 million for the three-month period ended June 30, 2006. Diluted earnings per share for both periods was $.15. Annualized return on average assets declined to 0.76% from 0.88% for the prior period. The decline was primarily due to a lower net interest margin resulting from the competitive loan pricing environment, a flat yield curve and higher non-interest expenses Return on average equity for the current period was 6.73% compared to 9.33% for the prior period. Return on average equity declined due to the lower return on assets and the additional shares issued in conjunction with the acquisition of Port City Capital Bank in August 2006.

Net Interest Income. Net interest income increased by $2.4 million or 56% from $4.2 million for the prior three-month period to $6.6 million for the three-month period ended June 30, 2007. Total interest income for the current three month period benefited from a higher volume of earning assets and a higher yield earned on those assets. Total interest expense from deposits and other borrowings increased due to growth of interest-bearing liabilities used to fund the higher volume of assets coupled with an increase in the interest rates at which the funding could be obtained. The Company’s net interest margin decreased from 3.95% to 3.73% due to a greater dependency on interest-bearing liabilities to fund balance sheet growth and the shape of the interest rate yield curve.

Total interest income increased by $5.8 million for the current three-month period compared to the same period from the prior year. Total interest income rose from $7.8 million to $13.6 million. The increase was the result of an additional $5.2 million due to the growth in total average earning assets and a $560,000 increase due to higher yields realized on earning assets. Total interest expense for the current period rose by $3.4 million from $3.6 million to $7.0 million. The increase was the result of a $2.7 million increase due to growth in interest-bearing funds and a $737,000 increase due to the higher cost of money.

Total average earning assets increased $277.9 million or 65% from an average of $427.8 million for the prior year three-month period to an average of $705.7 million for the three-month period ended June 30, 2007. Approximately $153.9 million of the increase is attributable to the acquisition of Port City Capital Bank of Wilmington, North Carolina in August, 2006. The average balance of loans outstanding during the current quarter was $599.5 million, a $239.4 million or 66% increase over the $360.1 million of average outstanding loans for the prior period. The average balance of the investment securities portfolio for the three-month period ended June 30, 2007 was $91.2 million, increasing by $27.7 million or 44% compared to an average of $63.5 million at June 30, 2006. The average balance of federal funds sold and other earning assets increased to $14.9 million for the current three-month period compared to $4.2 million for the prior period.

Average interest-bearing liabilities increased by $244.3 million or 68% from $361.6 million for the quarter ended June 30, 2006 to $605.9 million for the current quarter. The acquisition accounted for $129.4 million of the total increase. Total interest-bearing deposits increased by $218.5 million or 72% from $304.6 million to $523.1 million. Time deposits experienced the largest increase averaging $332.0 million during the current year period compared to $201.9 million for the prior period. Total borrowings increased by 45% or $25.9 million from $56.9 million to $82.8 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended June 30, 2007 was 3.73% compared to 3.95% for the three-month period ended June 30, 2006. The average yield on earning assets for the current three-month period increased 42 basis points to 7.73% compared with 7.31% for the prior year period, while the average cost of interest-bearing funds increased by 69 basis points to 4.66% from 3.97%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased by 26 basis points from 3.34% for the quarter ended June 30, 2006 to 3.08% for the quarter ended June 30, 2007. The percentage of interest earning assets to average interest-bearing liabilities decreased from 118.30% for the prior year period to 116.45% for the three months ended June 30, 2007. A decrease in the ratio of average earning assets to average interest-bearing liabilities indicates an increased dependency on interest-bearing forms of funding to meet the demand of earning asset growth.

Between July 1, 2004 and July 5, 2006, the Federal Reserve (the “Fed”) increased short-term interest rates seventeen times for a total of 425 basis points. Interest rates have stabilized over the last twelve months. While several factors influence the level of intermediate and long-term interest rates, increases in short-term interest rates would generally result in a more parallel shift in the entire yield curve across all investment horizons. The current rate increases did not impact intermediate and long-term rates in the typical manner, as those rates continued to trade in very tight ranges to levels seen prior to July 2004. The result has been a flat to inverted yield curve across investment time horizons. Rates on longer term assets have been at or lower than those on overnight and other short-term investments.

Approximately 54% of the Company’s loan portfolio has variable rate pricing based on the Prime lending rate or LIBOR (London Inter Bank Offering Rate). As short-term rates have risen, variable rate loans have repriced upward resulting in a higher yield on average earning assets. While the yield on the variable portion of existing loans was rising with rate increases, rates on new loans have increased substantially. The volume of new loan originations outpaced the generation of lower cost core deposits causing the Company to rely more heavily on savings and brokered certificates of deposit resulting in a higher cost of funds. The Company expects to continue to experience net interest margin compression in the current stable rate environment. In rising or falling interest rate environments, the Company would expect moderate expansion or contraction of margin, respectively.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended June 30, 2007 was $322,000 compared to $164,000 for the same period in 2006. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increase in the loan loss provision is primarily due to growth in balances of total loans outstanding during the second quarter of 2007, although the analysis discussion outlines additional factors impacting the provision. The allowance for loan losses was $7.5 million at June 30, 2007, representing 1.24% of total outstanding loans.

Non-Interest Income. For the three-month period ended June 30, 2007, non-interest income increased by $28,000 to $647,000 compared to $619,000 for the same period in 2006. Categories experiencing increases over the prior period include earnings on cash value of bank owned life insurance ($43,000), brokerage referral revenue ($20,000), service charges on deposit accounts ($12,000) and customer service fees ($2,000). Brokerage referral fees are included in other miscellaneous income. Mortgage origination fees decreased by $30,000 to $135,000 for the current period from $165,000 for the prior period. The decline is indicative of a slowdown in new and existing home sales over the past twelve months.

Non-Interest Expenses. Non-interest expenses increased by $1.5 million or 49% from $3.1 million for the prior year three-month period to $4.6 million for the current period. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense increased by $865,000 or 52% to $2.5 million for the current year period compared to $1.7 million for the same period in the prior year. As is the case for all non-interest expenses, the increase in salary and compensation expense is largely due to the addition of our new Wilmington Main Office (the former Port City Capital Bank). The Company also filled several important operational and compliance positions during 2007. Management anticipates personnel expense to continue to increase as we identify new opportunities for expansion.

Occupancy and equipment expenses increased by $75,000 or 15% from $489,000 for the three-month period ended June 30, 2006 to $564,000 for the current year period. The increase is primarily due to recurring expenses of the new Wilmington Main Office. Data processing costs also increased by 38% to $257,000 for the current period from $186,000 for the prior year period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes. Through June 15, 2007, the Wilmington Main Office ran under a separate data processing system. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $509,000 to $1.3 million for the second quarter of 2007 compared with $759,000 for the prior year quarter. The increase was primarily a result of the Company’s continued growth into the Wilmington market and includes approximately $190,000 of non-recurring expenses associated with merging Port City Capital Bank into Crescent State Bank and professional fees associated with a compliance review. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $823,000 for the three-months ended June 30, 2007 compared with $564,000 for the prior year period. The effective tax rate for the three-month period ended June 30, 2007 was 36.2% compared with 36.0% for the prior year period. The increase in the effective tax rate is attributable to a smaller percentage of income coming from tax exempt sources and the non-tax deductibility of the expensing of the fair value of stock options pursuant to FASB 123R.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

Net Income. Net income for the six-month period ended June 30, 2007 was $2,914,000 or $.30 per diluted share compared to $1,986,000 or $0.30 per diluted share for the six-month period ended June 30, 2006. Diluted earnings per share did not show the same percentage increase as net income due to the issuance of 2,676,000 shares, adjusted for the 11-for-10 stock split paid on May 22, 2007, pursuant to the Port City Capital Bank acquisition. Annualized return on average assets was 0.79% and 0.91% for the two periods ended June 30, 2007 and 2006, respectively. The decline in return on assets was primarily attributed to a lower net interest margin resulting from the shape of the yield curve, the higher cost of funding earning asset growth and an increase in non-interest expenses. Return on average equity for the current period was 6.89% compared to 9.36% for the prior period. Return on average equity decreased due to a lower return on average assets and the increased equity resulting from the Port City Capital Bank acquisition.

Net Interest Income. Net interest income increased by $4.5 million or 55% from $8.3 million for the six-month period ended June 30, 2006 to $12.8 million for the current six-month period. Growth in both earning assets and interest bearing liabilities resulted in increases in both total interest income and total interest expense in the current period.

Total interest income was $26.4 million for the current six-month period compared to $14.9 million for the prior year period, an increase of $11.5 million or 77%. The total increase was comprised of a $10.1 million increase due to growth in average earning assets and a $1.4 million increase due to the rising average yield earned on those assets. Total interest expense increased by $6.9 million or 105% from $6.6 million for the prior year period to $13.5 million for the current period. The increase was the result of a $5.1 million increase due to growth in interest-bearing liabilities and a $1.8 million increase due to the rising cost of funds.

Total average earning assets increased $269.1 million or 65% from an average of $415.9 million as of June 30, 2006 to an average of $685.0 million for the six-month period ended June 30, 2007. The average balance of loans outstanding during the current six-month period was $582.8 million reflecting a $230.8 million or 66% increase over the $352.0 million for the prior year period. The average balance of the investment securities portfolio for the current period was $90.1 million, increasing by $28.5 million or 47% compared to an average of $61.6 million at June 30, 2006. The average balance of federal funds sold and other earning assets increased to $12.2 million for the six-month period ended June 30, 2007 compared to $2.3 million for the prior period.

Total average interest-bearing liabilities increased by $237.1 million or 68% from an average of $350.3 million for the period ended June 30, 2006 to $587.4 million for the current six-month period. Average interest-bearing deposits increased by $214.9 million or 73% growing from $296.2 million at June 30, 2006 to $511.1 million at June 30, 2007. Total average borrowings increased by $22.1 million or 41% to $76.2 million for the current six-month period from $54.1 million for the prior year period.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the six-month period ended June 30, 2007 was 3.77% compared to 4.02% for the prior year six-month period. The average yield on earning assets for the current six-month period increased by 54 basis points to 7.76% compared with 7.22% for the prior year period, while the average cost of interest-bearing funds increased by 85 basis points to 4.65% from 3.80%. The spread between the rates paid on earning assets and the cost of interest-bearing funds decreased by 31 basis points from 3.42% to 3.11%. The Company’s reliance on interest-bearing liabilities to fund earning asset growth increased as the percentage of interest earning assets to interest bearing liabilities declined from 118.73% to 116.62%.

Between July 1, 2004 and June 30, 2006, the Federal Reserve (the “Fed”) increased short-term interest rates 425 basis points. The increases in short-term interest rates did not have a significant impact on intermediate and long-term interest rates. The result has been a rate environment where short-term rates are higher than longer-term rates (creating a flat or inverted yield curve). For the past twelve months, short-term interest rates have remained stable and there continues to be no movement in intermediate and long-term rates. While the initial increases did have a favorable impact on our variable rate loan portfolio, the cost to fund growth in new loans has become increasingly expensive.

Over the two year period since rates began to increase, a larger portion of our new loan production has been geared towards fixed rate product. Total loans tied to either the Prime rate of interest or the LIBOR have declined from 68% at June 30, 2004 to 54% at June 30, 2007. Many of these fixed rate loans are in the commercial real estate mortgage category. Loans of this type typically receive very favorable pricing based off the ten year US Treasury note. Additionally, there is a significant amount of competition for these loans, which also tends to drive pricing down. Because of the inverted yield curve, the interest rate spread on a large segment of new loan production is much tighter than that experienced over the last several years.

The volume of new loan originations continues to outpace the generation of lower cost core deposits causing the Company to rely more heavily on savings and brokered certificates of deposit resulting in a higher cost of funds. The Company expects to continue to experience net interest margin compression in the current stable rate environment. In rising or falling interest rate environments, the Company would expect moderate expansion or contraction of margin, respectively.

Provision for Loan Losses. The Company’s provision for loan losses for the six-month period ended June 30, 2007 was $682,000 compared to $435,000 for the same period in 2006. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The decreased loan loss provision for the current six-month period is primarily due to the decrease in net loan growth in the current period compared to that of the prior year period. See the section entitled “Non Performing Assets” for more details. The allowance for loan losses was $7.5 million at June 30, 2007, representing 1.24% of total outstanding loans.

Non-Interest Income. For the six-month period ended June 30, 2007, non-interest income increased by $61,000 to $1.3 million. The largest components of non-interest income in the first half of 2007 were $546,000 in customer service fees, $251,000 in mortgage loan origination fees, $183,000 increase in cash surrender value on life insurance, $123,000 in service charges and fees on deposit accounts, and $70,000 in investment referral fees. Investment referral fees are included in other miscellaneous income.

For the six-month period ended June 30, 2006, non-interest income consisted of $538,000 in customer service fees, $310,000 in mortgage loan origination fees, $113,000 increase in cash surrender value on life insurance, $87,000 in service charges and fees on deposit accounts, and $43,000 in investment referral fees.

Non-Interest Expenses. Non-interest expenses increased by 48% to $8.8 million for the six-month period ended June 30, 2007 compared with $6.0 million for the same period ended June 30, 2006. The Company acquired Port City Capital Bank in August 2006, so the six-month period ended June 30, 2006 does not include any non-interest expenses associated with our new Wilmington Main Office.

The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $4.9 million for the current six-month period compared to $3.2 million for the same period in the prior year. Management anticipates personnel expense to continue to increase as opportunities to hire quality employees present themselves and we expand into new markets. Occupancy and equipment expenses increased by $153,000 or 16% from $958,000 for the six-month period ended June 30, 2006 to $1.1 million for the current year period. The increase is primarily the result of the Wilmington Main Office. Data processing costs increased from $368,000 for the prior year six-month period to $517,000 for the current six-month period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes, and include the monthly costs associated with data line connectivity between offices. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $866,000 to $2.3 million for the first half of 2007 compared with $1.4 million for the first half of the prior year. The increase was primarily a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase. Approximately $218,000 of non-interest expense for the six-month period ended June 30, 2007 were non-recurring in nature resulting from the conversion of Port City Capital Bank into Crescent State Bank and other professional services performed in conjunction with a regulatory compliance review.

Provision for Income Taxes. The Company recorded income tax expense of $1.7 million during the six-months ended June 30, 2007 compared to $1.1 million for the prior year period. The effective tax rates for the two periods were 36.2% and 35.9%, respectively. The increase is due to a smaller percentage of income earned from tax exempt sources and the non-tax deductibility of the expensing of the fair value of stock options pursuant to FASB 123R.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company's assets and liabilities for the three and six-month periods ended June 30, 2007 and 2006. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance. For purposes of the analysis, Federal Home Loan Bank stock is included in Investment Securities totals.

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

	For the Three Months Ended June 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets
Loan portfolio	$599,535	$12,331	8.25%	$360,136	$7,019	7.82%
Investment securities	91,207	1,096	4.81%	63,466	724	4.56%
Fed funds and other interest-earning assets	14,913	175	4.71%	4,161	51	4.92%
Total interest-earning assets	705,655	13,602	7.73%	427,763	7,794	7.31%
Noninterest-bearing assets	61,520			27,051
Total Assets	$767,175			$454,814

Interest-bearing liabilities
Interest-bearing NOW	$34,532	99	1.15%	$37,883	160	1.69%
Money market and savings	156,615	1,646	4.22%	64,835	574	3.55%
Time deposits	332,000	4,220	5.10%	201,944	2,097	4.17%
Short-term borrowings	17,886	209	4.69%	16,694	213	5.12%
Long-term debt	64,918	859	5.23%	40,248	534	5.25%
Total interest-bearing liabilities	605,951	7,033	4.66%	361,604	3,578	3.97%
Non-interest bearing deposits	71,849			48,397
Other liabilities	3,063			1,685
Total Liabilities	680,863			411,686
Stockholders' Equity	86,312			43,128
Total Liabilities & Stockholders' Equity	$767,175			$454,814

Net interest income		$6,569			$4,216
Interest rate spread			3.08%			3.34%
Net interest-margin			3.73%			3.95%

Percentage of average interest-earning assets
to average interest-bearing liabilities			116.45%			118.30%

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

	For the Six Months Ended June 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earnings assets
Loan portfolio	$582,774	$23,906	8.27%	$352,022	$13,452	7.71%
Investment securities	90,060	2,156	4.79%	61,603	1,388	4.51%
Fed funds and other interest-earning assets	12,196	297	4.91%	2,297	56	4.92%
Total earning assets	685,030	26,359	7.76%	415,922	14,896	7.22%
Noninterest-bearing assets	60,993			25,815
Total Assets	$746,023			$441,737

Interest-bearing liabilities
Interest-bearing NOW	$34,608	197	1.15%	$38,318	307	1.62%
Money market and savings	153,730	3,223	4.23%	60,730	1,000	3.32%
Time deposits	322,801	8,106	5.06%	197,142	3,915	4.00%
Short-term borrowings	19,841	499	5.07%	18,411	445	4.87%
Long-term debt	56,408	1,520	5.36%	35,718	938	5.22%
Total interest-bearing liabilities	587,388	13,545	4.65%	350,319	6,605	3.80%
Non interest-bearing deposits	70,258			46,964
Other liabilities	3,093			1,653
Total Liabilities	660,739			398,936
Stockholders' Equity	85,284			42,801
Total Liabilities & Stockholders' Equity	$746,023			$441,737

Net interest income		$12,814			$8,291
Interest rate spread			3.11%			3.42%
Net margin			3.77%			4.02%
Percentage of average interest-earning
assets to average interest bearing
liabilities			116.62%			118.73%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three and six-month periods ended June 30, 2007 and 2006. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated proportionately to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis

	Three Months Ended June 30,
	2007 vs. 2006
	(in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	4,795	517	5,312
Investment Securities	324	48	372
Fed funds and other interest-earning assets	129	(5)	124
Total interest-earning assets	5,248	560	5,808

Interest Expense
Interest-bearing NOW	(12)	(49)	(61)
Money market and savings	889	183	1,072
Time deposits	1,502	622	2,124
Short-term borrowings	15	(19)	(4)
Long-term debt	324	0	324
Total interest-bearing liabilities	2,718	737	3,455
Net interest income	2,530	(177)	2,353

Rate/Volume Analysis

	Six Months Ended June 30,
	2007 vs. 2006
	(in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	9,142	1,312	10,454
Investment Securities	658	110	768
Fed funds and other interest-earning assets	241	0	241
Total interest-earning assets	10,041	1,422	11,463

Interest Expense
Interest-bearing NOW	(26)	(85)	(111)
Money market and savings	1,741	482	2,223
Time deposits	2,825	1,366	4,191
Short-term borrowings	36	19	55
Long-term debt	547	35	582
Total interest-bearing liabilities	5,123	1,817	6,940
Net interest income	4,918	(395)	4,523

NONPERFORMING ASSETS

The table below sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At June 30,		At December 31,
	2007	2006	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$599	$263	$135	$26
Restructured loans	-	-	-	-
Total nonperforming loans	599	263	135	26

Real estate owned	98	22	98	22
Repossessed assets	14	-	-	-
Total nonperforming assets	$711	$285	$233	$48
Accruing loans past due
90 days or more	$-	$-	$-	$-
Allowance for loan losses	7,536	4,772	6,945	4,351
Nonperforming loans to
period end loans	0.10%	0.07%	0.02%	0.01%
Allowance for loan losses
to period end loans	1.24%	1.31%	1.26%	1.33%
Allowance for loan losses
to nonperforming loans	1,059%	1,818%	5,145%	16,961%
Nonperforming assets
to total assets	0.09%	0.06%	0.03%	0.01%

Nonperforming assets and loans
past due 90 days or more to
total assets	0.09%	0.06%	0.03%	0.01%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At June 30, 2007, we identified thirteen loans in the aggregate amount of $1.1 million as potential problem loans. Management has evaluated these credits and estimated the potential losses net of the collateral value for these loans. A specific amount has been reserved in the allowance for loan losses for these loans.

At June 30, 2007, there were four foreclosed properties valued at $98,000 and five nonaccrual loans totaling $599,000. Foreclosed property is valued at the lower of appraised value or the outstanding loan balance. Interest foregone on nonaccrual loans for the six-month period ended June 30, 2007 was approximately $21,400.

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

Those loans that are identified through the Company’s internal loan grading system as possessing characteristics which in the opinion of management suggest the highest degree of inherent risk are evaluated individually in accordance with Statement of Financial Accounting Standards (SFAS) 114, Accounting by Creditors for Impairment of a Loan. Each loan is analyzed to determine the net value of collateral, probability of charge-off and finally a potential estimate of loss. Loans meeting the criteria for individual evaluation are specifically reserved for based management’s analysis.

Using the data gathered during the monthly evaluation process, the model calculates an acceptable range for allowance for loan losses. Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses within that range.

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. For the six-month period ended June 30, 2007, there have been $92,000 in net loan charge-offs and are $599,000 in non-accrual loans compared with $14,000 in net loan charge-offs and $263,000 in non-accrual loans at June 30, 2006. The allowance for loan losses at June 30, 2007 was $7.5 million, which represents 1.24% of total outstanding loans compared to $4.8 million and 1.31% for the prior year. The allowance for loan losses as a percentage of total outstanding loans declined from the prior year partially as a result of refinements to the allowance methodology that incorporates both recent regulatory guidance and the availability of increased historical information.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses
	At June 30,		At December 31,
	2007		2006
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)

Residential real estate loans	$122	2.87%	$121	3.67%
Home equity loans and lines	319	7.29%	269	7.76%
Commercial mortgage loans	3,534	53.76%	3,920	55.36%
Construction loans	1,750	23.73%	1,379	19.99%
Commercial and industrial loans	1,653	11.33%	1,161	12.32%
Loans to individuals	158	1.02%	95	0.90%

Total allowance	$7,536	100.00%	$6,945	100.00%

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Six-Month Periods Ended June 30,
	2007	2006
	(Dollars in thousands)
Balance at the beginning of the year	$6,945	$4,351
Charge-offs:
Commercial and industrial loans	88	14
Loans to individuals	4	-
Total charge-offs	92	14
Recoveries	1	-
Net charge-offs (recoveries)	91	14
Provision for loan losses	682	435
Balance at the end of the year	$7,536	$4,772

Total loans outstanding at period-end	$608,319	$365,174

Average loans outstanding for the period	$582,774	$352,022

Allowance for loan losses to total loans outstanding	1.24%	1.31%

Ratio of net charge-offs to average loans outstanding	0.02%	0.00%

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

As of June 30, 2007, liquid assets (cash and due from banks, interest-earning deposits with banks, fed funds sold, and investment securities available for sale) were approximately $124.6 million, which represents 16% of total assets and 21% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $205.0 million of which $67.0 million is outstanding at June 30, 2007. At June 30, 2007, outstanding commitments for undisbursed lines of credit, letters of credit and undisbursed investment commitments amounted to approximately $188.0 million. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings. Certificates of deposits represented 55% of the Company’s total deposits at both June 30, 2006 and December 31, 2006. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 44% of the Company’s total deposits at June 30, 2007 and 42% at December 31, 2006. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent State Bank must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At June 30, 2007, the Bank’s equity to asset ratio was 11.85%. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. The Bank’s ratios of Tier I capital to risk-weighted assets and total capital to risk-based assets at June 30, 2006 were 9.19% and 10.30%, respectively. The Company is also required to maintain capital adequacy ratios. At June 30, 2007, the Company’s ratios of Tier 1 capital to risk-weighted assets and total capital to risk-based assets were 9.39% and 10.51%, respectively.

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

Item 4T. Controls and Procedures

Crescent Financial Corporation’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2007, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Company’s internal controls during the quarter ended June 30, 2007 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

  The Annual Meeting of the Stockholders was held on May 22, 2007. Of 8,301,868 shares entitled to vote at the meeting, 6,565,001 shares voted. The following matters were voted on at the meeting:

1.	Election of Directors

The following individuals were elected to various terms:

Nominee	Term	For	Against	Withheld
Sheila Hale Ogle	Three Years	6,448,548	-	116,453
Jon S. Rufty	Three Years	6,429,258	-	135,743
Jon T. Vincent	Three Years	6,449,789	-	115,212
Stephen K. Zaytoun	Three Years	6,430,551	-	134,450
Brent D. Barringer	Two Years	6,448,294	-	116,707
Charles A. Paul, III	Two Years	6,449,789	-	115,212
William H. Cameron	One Year	6,449,789	-	115,212

The following directors continue in office after the meeting: Michael G. Carlton, Bruce I. Howell, James A Lucas, Jr., Kenneth A. Lucas and Francis R. Quis, Jr.

2.	Ratification of Appointment of Independent Public Accountants

Management’s appointment of Dixon Hughes PLLC as the Company’s independent public accountants for 2007 was approved with 6,509,807 shares voting for, 38,151 shares voting against, and 17,043 shares abstaining.
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

CRESCENT FINANCIAL CORPORATION

Date: August 8, 2007	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

Date: August 8, 2007	By:	/s/ Bruce W. Elder
Bruce W. Elder
Principal Financial Officer