Form 10-Q
period 2007-09-30
CRESCENT FINANCIAL CORP
filed 2007-11-09
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Common Stock, $1.00 par value
9,385,669 shares outstanding as of October 30, 2007

Part I. Financial Information

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006*
	(Unaudited)
ASSETS
Cash and due from banks	$13,127,459	$14,295,053
Interest-earning deposits with banks	364,465	763,057
Federal funds sold	4,054,000	92,000
Investment securities available for sale at fair value	89,799,359	84,722,892
Loans	651,652,142	549,818,548
Allowance for loan losses	(8,190,000)	(6,945,000)
NET LOANS	643,462,142	542,873,548
Accrued interest receivable	3,720,751	3,045,840
Federal Home Loan Bank stock	6,565,700	3,582,800
Bank premises and equipment	6,920,921	5,907,664
Investment in life insurance	9,034,531	5,683,493
Goodwill	30,233,049	30,225,549
Other assets	6,968,137	6,717,324
TOTAL ASSETS	$814,250,514	$697,909,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$72,653,401	$70,420,392
Savings	122,358,826	78,379,431
Money market and NOW	88,294,992	97,343,128
Time	312,319,812	295,738,729
TOTAL DEPOSITS	595,627,031	541,881,680

Short-term borrowings	10,000,000	24,451,000
Long-term borrowings	116,248,000	45,248,000
Accrued expenses and other liabilities	3,272,737	3,294,562
TOTAL LIABILITIES	725,147,768	614,875,242
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, none
outstanding;	-	-
Common stock, $1 par value, 20,000,000 shares authorized; 9,335,755 shares outstanding September 30, 2007; 8,265,136 shares outstanding
December 31, 2006	9,335,755	8,265,136
Additional paid-in capital	73,393,757	62,659,201
Retained earnings	6,847,347	12,610,588
Accumulated other comprehensive loss (Note D)	(474,113)	(500,947)

TOTAL STOCKHOLDERS’ EQUITY	89,102,746	83,033,978
COMMITMENTS (Note B)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$814,250,514	$697,909,220

* Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Nine Month Periods Ended September 30, 2007 and 2006

	Three-month Periods Ended September 30,		Nine-month Periods Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans	$12,867,174	$8,516,336	$36,773,484	$21,968,600
Investment securities available for sale	1,142,247	877,182	3,298,657	2,264,809
Federal funds sold and interest-bearing deposits	85,491	128,799	381,944	184,644

TOTAL INTEREST INCOME	14,094,912	9,522,317	40,454,085	24,418,053

INTEREST EXPENSE
Deposits	6,120,881	3,823,924	17,646,841	9,046,063
Short-term borrowings	148,877	164,532	647,883	609,976
Long-term borrowings	1,016,751	619,665	2,537,350	1,556,933

TOTAL INTEREST EXPENSE	7,286,509	4,608,121	20,832,074	11,212,972

NET INTEREST INCOME	6,808,403	4,914,196	19,622,011	13,205,081
PROVISION FOR LOAN LOSSES	665,588	181,983	1,347,184	616,624

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,142,815	4,732,213	18,274,827	12,588,457

NON-INTEREST INCOME
Mortgage loan origination revenue	145,344	193,334	395,845	503,801
Fees on deposit accounts	336,021	320,578	1,005,665	946,121
Earnings on life insurance	97,755	57,413	281,134	170,674
Gain (loss) on sale or disposal of assets	1	(500)	(941)	(627)
Other	110,365	124,382	283,975	290,380

TOTAL NON-INTEREST INCOME	689,486	695,207	1,965,678	1,910,349

NON-INTEREST EXPENSE
Salaries and employee benefits	2,476,210	1,899,145	7,415,795	5,138,194
Occupancy and equipment	581,815	512,227	1,693,700	1,470,758
Data processing	277,736	205,318	794,992	573,763
Other	1,066,330	815,548	3,341,132	2,224,395

TOTAL NON-INTEREST EXPENSE	4,402,091	3,432,238	13,245,619	9,407,110

INCOME BEFORE INCOME TAXES	2,430,210	1,995,182	6,994,886	5,091,696

INCOME TAXES	867,600	720,900	2,518,400	1,831,500

NET INCOME	$1,562,610	$1,274,282	$4,476,486	$3,260,196

NET INCOME PER COMMON SHARE
Basic	$.17	$.17	$.49	$.49

Diluted	$.16	$.16	$.47	$.45

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Note C)
Basic	9,246,318	7,282,417	9,160,582	6,676,558

Diluted	9,642,429	7,788,370	9,623,399	7,186,466

See accompanying notes to consolidated financial statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,476,486	$3,260,196
Adjustments to reconcile net income to net cash used by operating activities
Depreciation	526,628	520,233
Provision for loan losses	1,347,184	616,624
Deferred income taxes	(308,000)	(138,351)
Loss on sale or disposal of assets	941	627
Net amortization (accretion) on securities	(74,866)	1,022
Increase in cash value of life insurance	(251,038)	(149,700)
Stock based compensation	132,930	109,238
Change in assets and liabilities
(Increase) in accrued interest receivable	(674,912)	(1,181,916)
Decrease in other assets	35,948	134
Increase in accrued interest payable	423,027	222,655
(Decrease) in other liabilities	(444,853)	(386,097)
TOTAL ADJUSTMENTS	712,989	(385,531)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,189,475	2,874,665

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(12,329,358)	(22,405,817)
Proceeds from sales of securities available for sale	-	6,106,354
Principal repayments of securities available for sale	7,375,831	4,704,029
Proceeds from sale of foreclosed assets	-	32,629
Purchase of Federal Home Loan Bank stock	(2,982,900)	(713,300)
Net increase in loans	(101,935,778)	(69,423,033)
Investment in life insurance	(3,100,000)	-
Net cash provided in business combination	(7,500)	8,246,427
Purchases of bank premises and equipment	(1,540,825)	(1,409,373)

NET CASH USED BY INVESTING ACTIVITIES	(114,520,530)	(74,862,084)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits:
Non-interest bearing demand	2,233,009	13,270,138
Savings	43,979,395	64,836,812
Money market and NOW	(9,048,137)	(11,524,214)
Time deposits	16,581,083	7,379,747
Net (decrease) in short-term borrowings	(14,451,000)	(223,153)
Net increase in long-term borrowings	71,000,000	15,000,000
Proceeds from the issuance of stock	1,050,106	180,131
Cash paid in lieu of fractional shares	(7,687)	(9,477)
Excess tax benefits from stock options exercised	390,100	20,100

NET CASH PROVIDED BY FINANCING ACTIVITIES	111,726,869	88,930,084

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,395,814	16,942,665

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,150,110	9,471,507

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,545,924	$26,414,172

See accompanying notes to consolidated financial statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2007 and 2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2007	2006
Purchase of Port City Capital Bank

Loans, net of reserves	-	(126,715,970)
Stock in FHLB	-	(16,366,192)
Investment securities available for sale	-	(286,100)
Bank premises and equipment	-	(84,775)
Other assets acquired	-	(1,104,933)
Goodwill	(7,500)	(26,684,020)
Core deposit intangible	-	(1,124,481)
Deposits	-	144,187,695
Other liabilities assumed	-	819,011
Issuance of stock	-	35,998,375
Net cash disbursed in business combination	(7,500)	$8,246,427
Increase in accrued interest payable

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine-month periods ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”) and its wholly owned subsidiary, Crescent State Bank (the “Bank”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2006 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At September 30, 2007, commitments are as follows

Undisbursed lines of credit	$167,817,000
Stand-by letters of credit	5,981,000
Undisbursed commitment to purchase additional
investment in Small Business Investment Corporation	413,000

NOTE C - PER SHARE RESULTS

On April 18, 2007, the Company declared an 11-for-10 stock split payable on May 22, 2007 to stockholders of record May 11, 2007. Weighted average share and per share data for the periods presented have been adjusted to reflect the effects of the stock split. Basic and diluted net income per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for this stock dividend.

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options, which are determined using the treasury stock method, and restricted stock awards.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average number of shares
used in computing basic net income
per share	9,246,318	7,282,417	9,160,582	6,676,558
Effect of dilutive stock options and
restricted stock awards	396,111	505,953	462,817	509,908

Weighted average number of shares
used in computing diluted net income
per share	9,642,429	7,788,370	9,623,399	7,186,466

As of September 30, 2007, there were 45,727 options that were anti-dilutive. As of September 30, 2006, there were 1,898 options that were anti-dilutive.

NOTE D - COMPREHENSIVE INCOME

For the three months ended September 30, 2007 and 2006, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was approximately $2,072,000 and $2,147,000, respectively. For the nine months ended September 30, 2007 and 2006, total comprehensive income was approximately $4,503,000 and $3,458,000, respectively.

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

Crescent’s federal and state income tax returns are open and subject to examination from the 2004 tax return year and forward.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the periods ended September 30, 2007 and 2006. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2006. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2007 AND
DECEMBER 31, 2006

Total assets at September 30, 2007 increased by $116.3 million or 17% to $814.2 million compared with $697.9 million at December 31, 2006. Earning assets at September 30, 2007 totaled $752.4 million or 92% of total assets compared with $639.0 million or 91% at December 31, 2006. Components of earning assets at September 30, 2007 are $651.6 million in gross loans, $96.4 million in investment securities and Federal Home Loan Bank (FHLB) stock, $4.0 million in federal funds sold, and $364,000 in interest bearing deposits with correspondent banks. Earning assets at December 31, 2006 consisted of $549.8 million in gross loans, $88.3 million in investment securities and FHLB stock and $855,000 in overnight investments and interest bearing deposits. Total deposits and stockholders’ equity at September 30, 2007 were $595.6 million and $89.1 million, respectively, compared to $541.9 million and $83.0 million at December 31, 2006.

Gross loans outstanding at September 30, 2007 increased by $101.8 million or 19% to $651.6 million compared to $549.8 million reported at December 31, 2006. The composition of the loan portfolio, by category, as of September 30, 2007 is 51% commercial mortgage loans, 27% construction loans, 11% commercial loans, 7% home equity loans and lines, 3% residential mortgage loans and 1% consumer loans. The construction and acquisition/development category showed the most growth increasing $65.1 million or 59% from $109.8 million to $174.9 million. Other loan categories experiencing growth during the nine-month period include commercial real estate mortgage loans increasing by $26.2 million or 9% to $330.6 million, commercial and industrial loans increasing by $9.1 million or 13% to $76.9 million, home equity loans and lines increasing by $2.1 million or 5% to $44.8 million, and consumer loans increasing by $507,000 or 10% to $5.5 million. Residential mortgage loans declined $1.2 million from $20.2 million to $19.0 million. The composition of the loan portfolio, by category, as of December 31, 2006 was 55% commercial mortgage loans, 20% construction loans, 12% commercial loans, 8% home equity loans and lines, 4% residential real estate mortgage loans and 1% consumer loans.

The Company had an allowance for loan losses at September 30, 2007 of $8.2 million or 1.26% of total outstanding loans compared to $6.9 million or 1.26% of total outstanding loans at December 31, 2006. At September 30, 2007, there were 11 loans totaling $1.4 million in non-accrual status. We anticipate that two of these non-accrual loans totaling $381,000 will be paid off by mid November with no loss sustained. There were no loans past due 90 days or more and still accruing interest at September 30, 2007. Non-performing loans as a percentage of total loans at the current quarter end were 0.22%. At December 31, 2006, there were two loans totaling $135,000 in non accrual status and no loans past due 90 days or more and still accruing interest. Non-performing loans as a percentage of total loans at December 31, 2006 were 0.02%. For a more detailed discussion, see the section entitled Non-Performing Assets.

The Company has investment securities with an amortized cost of $90.6 million at September 30, 2007. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $89.8 million compared with $84.7 million at December 31, 2006. At quarter end, there were no securities considered other than temporarily impaired. The Company’s investment securities consist of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and other marketable equity securities. The increase during the nine months of 2007 consisted of $12.3 million in new purchases, a $70,000 increase in fair market value and $75,000 in net accretion of discounts less $7.4 million in principal re-payments.

The Company owned $6.6 million of Federal Home Loan Bank (FHLB) stock at September 30, 2007 compared to $3.6 million at December 31, 2006. As a member of the FHLB, the Company is required to maintain a certain level of FHLB stock based on asset size and outstanding borrowed funds.

There were $4.0 million in Federal funds sold at September 30, 2007 compared to $92,000 at December 31, 2006. Federal funds sold represent excess daily liquidity which is placed in overnight investments. Federal funds sold are ultimately used to fund new loans or purchase more permanent investments.

Interest-earning deposits held at correspondent banks decreased to $364,000 from $763,000 at December 31, 2006. Funds held in interest-bearing accounts at correspondent banks represent principal and interest payments from the investment portfolio waiting to be re-invested.

Non-earning and other assets increased by approximately $4.1 million between December 31, 2006 and September 30, 2007. The largest component of the increase was in bank owned life insurance. The Company made an additional investment of $3.1 million in February 2007 and increases in cash value pushed the total increase to almost $3.4 million. Other assets experiencing increases between December 31, 2006 and September 30, 2007 include bank premises and equipment, interest receivable and deferred tax asset. Cash and non-interest bearing deposits due from banks have declined since year-end.

Total deposits increased by $53.7 million or 10% between December 31, 2006 and September 30, 2007 from $541.9 million to $595.6 million. The largest increase occurred in the savings category, which grew by $44.0 million or 56% to $122.4 million from $78.4 million $312.3 million from $295.7 million at year end 2006. The total increase in time deposits is comprised of a net increase in brokered deposits of $1.6 million and a net increase in retail certificates and IRA’s of $15.0 million. The Company’s reliance on wholesale brokered funding declined somewhat during the third quarter as more fully explained below in the discussion on borrowings. Increases to other deposit categories were as follows: time deposit balances grew by $16.6 million or 6% million to $312.3 million and non-interest bearing demand deposits grew by $2.2 million or 3% to $72.7 million. Both the interest-bearing demand deposit and money market deposit categories declined during the first nine months by $708,000 and $8.3 million, respectively. The introduction of a new high-yielding relationship savings product in May 2006 caused some disintermediation between these categories and savings.

The composition of the deposit base, by category, at September 30, 2007 is as follows: 52% time deposits, 21% savings deposits, 12% non-interest-bearing demand deposits, 9% money market and 6% interest-bearing demand deposits. The composition of the deposit base, by category, at December 31, 2006 was 55% time deposits, 14% savings deposits, 13% non-interest-bearing demand deposits, 11% money market and 7% interest-bearing demand deposits. Time deposits of $100,000 or more totaled $244.9 million at September 30, 2007 compared to $229.8 million at December 31, 2006. The Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds priced competitively with FHLB borrowings, but do not require collateralization like FHLB borrowings. Brokered deposits were $143.3 million at September 30, 2007 compared with $141.7 million at December 31, 2006.

The Company had $116.2 million of long-term debt outstanding at September 30, 2007 compared to $45.2 million at December 31, 2006. The long-term debt is comprised of $108.0 million in FHLB term advances and $8.2 million in junior subordinated debt. At September 30, 2007, the Company had $10.0 million in short-term debt outstanding compared to $24.5 million at December 31, 2006. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year and Federal funds purchased from correspondent banks.

During the third quarter, there was a significant shift in the Company’s funding strategy as a result of external factors. Historically, the cost of buying wholesale brokered time deposits was slightly less than or equal to that of borrowing a bullet advance from the FHLB. Furthermore, since brokered funds are not required to be collateralized, the brokered market was our funding source of choice. However, as a result of the credit and liquidity crisis spurred on by the sub-prime mortgage problems, several very large mortgage banking companies were unable to find funding through normal channels and turned to the brokered time deposit market beginning in mid August. Consequently, the heavy demand increased the cost of brokered money to levels higher than FHLB borrowings. Due to the lower cost of FHLB funding, the sharp loan demand experienced during August and September and the maturity of existing brokered funds, the Company experienced a large increase in borrowed money. By the very end of September, the credit markets relating to corporate finance began to normalize and we would anticipate returning to our previous strategy and favor the use of brokered funds.

Accrued interest payable and other liabilities were flat for the nine-month period totaling $3.3 million at both December 31, 2006 and September 30, 2007.

Between December 31, 2006 and September 30, 2007, total stockholders’ equity rose by $6.1 million. The increase resulted from net income for the first nine months of $4.5 million plus $1.0 million in new stock issuance pursuant to the exercise of stock options, $133,000 in stock based compensation expense and a decline in unrealized losses on available for sale securities of $27,000. The Company distributed an 11-for-10 stock split on May 22, 2007. Retained earnings was reduced by the fair value of the stock dividend, as determined by using the adjusted stock price on the date of declaration, and the common stock and additional paid in capital accounts were adjusted to reflect the new shares issued.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
ENDED SEPTEMBER 30, 2007 AND 2006

Net Income. Net income for the three-month period ended September 30, 2007 was $1.6 million or 22% higher than net income of $1.3 million for the three-month period ended September 30, 2006. Diluted earnings per share for both periods was $0.16. Annualized return on average assets declined to 0.79% from 0.94% for the prior year quarter. The decline was due in part to a lower net interest margin resulting from strong earning asset growth priced in a very competitive lending environment and being funded with high cost sources of money. A flat yield curve environment and higher non-interest expenses also contributed to the lower return on average assets. Return on average equity for the current period was 7.04% compared to 8.99% for the prior period. Return on average equity declined due to the lower return on assets and the additional shares issued in conjunction with the acquisition of Port City Capital Bank in August 2006.

Net Interest Income. Net interest income increased by $1.9 million or 39% from $4.9 million for the prior year three-month period to $6.8 million for the three-month period ended September 30, 2007. Total interest income for the current three month period benefited from a higher volume of earning assets and a slightly higher yield earned on those assets. Total interest expense from deposits and other borrowings increased due to growth of interest-bearing liabilities used to fund the earning assets and the higher incremental cost of obtaining those liabilities. The Company’s net interest margin decreased from 3.89% to 3.72% due to a greater dependency on interest-bearing liabilities to fund balance sheet growth and the shape of the interest rate yield curve.

Total interest income was $14.1 million at September 30, 2007 compared to $9.5 million for the comparable three-month period from the prior year. The 48% increase was the result of an additional $4.4 million due to the growth in total average earning assets and a $128,000 increase due to higher yields realized on earning assets. Total interest expense for the current period rose by $2.7 million from $4.6 million to $7.3 million. The increase was the result of an additional $2.4 million in interest expense due to volume growth and a $236,000 increase due to the higher cost of money.

Total average earning assets increased $224.0 million or 45% from an average of $501.4 million for the prior year three-month period to an average of $725.4 million for the three-month period ended September 30, 2007. The average balance of loans outstanding during the current quarter was $625.1 million, a $207.3 million or 50% increase over the $417.8 million of average outstanding loans for the prior period. The average balance of the investment securities portfolio for the current three-month period was $93.7 million, increasing by $20.1 million or 27% compared to an average of $73.6 million for the prior period. The average balance of federal funds sold and other earning assets decreased to $6.5 million from $9.9 million.

Average interest-bearing liabilities increased by $202.7 million or 48% from $422.9 million for the quarter ended September 30, 2006 to $625.6 million for the current quarter. Total interest-bearing deposits increased by $166.9 million or 45% from $368.2 million to $535.1 million. Time deposits experienced the largest increase averaging $326.0 million during the current year period compared to $220.9 million for the prior period. Total borrowings increased by 66% or $35.8 million from $54.7 million to $90.5 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended September 30, 2007 was 3.72% compared to 3.89% for the three-month period ended September 30, 2006. The average yield on earning assets for the current three-month period increased 17 basis points to 7.71% compared with 7.54% for the prior year period, while the average cost of interest-bearing funds increased by 30 basis points to 4.62% from 4.32%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased by 12 basis points to 3.10% for the quarter ended September 30, 2007 from 3.22%% for the prior year quarter. The percentage of interest earning assets to average interest-bearing liabilities decreased from 118.57% for the prior year period to 115.95% for the three months ended September 30, 2007. A decrease in the ratio of average earning assets to average interest-bearing liabilities indicates an increased dependency on interest-bearing forms of funding to meet the demand of earning asset growth.

Over the two comparative three-month periods, interest rates have been stable with the final Federal Reserve increase coming on July 5, 2006. Between July 1, 2004 and July 5, 2006, the Federal Reserve (the “Fed”) increased short-term interest rates seventeen times for a total of 425 basis points. Rather causing a parallel shift in the interest rate yield curve, the increases caused a flattening and/or inversion with rates in the intermediate and long-term sectors being equal to or less than short-term rates. While the increased rates had a favorable impact on earning asset yields, the incremental cost to fund asset growth increased significantly. In mid September 2007, the Fed eased rates by 50 basis points in response to turmoil in the financial and mortgage sectors. The action has caused the yield curve to steepen to some extent.

Approximately 54% of the Company’s loan portfolio has variable rate pricing based on the Prime lending rate or LIBOR (London Inter Bank Offering Rate). Due to the high incremental cost of funding loans, we had experienced a declining net interest margin during the past several quarters. During the third quarter, margin had somewhat stabilized. The recent Fed action will once again apply some downward pressure on net interest margin. The steepening of the yield curve may allow the Company to originate longer term fixed rate loans at or slightly lower than levels seen prior to the rate cut and those loans can be funded at a lower cost. This may allow the spread on new fixed rate loans to widen slightly, but the impact of the rate cut on the variable portion of the loan portfolio will be unfavorable.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended September 30, 2007 was $666,000 compared to $182,000 for the same period in 2006. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increase in the loan loss provision is primarily due to growth in balances of total loans outstanding during the third quarter of 2007, although the analysis discussion outlines additional factors impacting the provision. The allowance for loan losses was $8.2 million at September 30, 2007, representing 1.26% of total outstanding loans.

Non-Interest Income. For the three-month period ended September 30, 2007, non-interest income decreased by $6,000 to $689,000 compared to $695,000 for the same period in 2006. The decrease is due to a reduction in mortgage loan origination fees of $48,000 and a $37,000 decrease in distributions received from certain non-marketable equity securities. Several categories of recurring non-interest income showed improvement over the comparative quarters. Income from the increase in cash value from bank owned life insurance grew by $40,000, fees earned from investment referral increased by $28,000, non-yield related loan fees increased by $20,000 and service charges and other deposit related fees increased by $16,000. The reduction in mortgage origination fees reflects an overall slowdown in the housing sector.

Non-Interest Expenses. For the three-month period ended September 30, 2007, non-interest expenses increased by $1.0 million or 28% from $3.4 million to $4.4 million. The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense increased by $577,000 or 30% to $2.5 million for the current year period compared to $1.9 million for the same period in the prior year. As is the case for all non-interest expenses, the increase in salary and compensation expense is largely due to the addition of our new Wilmington Main Office (the former Port City Capital Bank). The acquisition took place on August 31, 2006, so only one month of the prior period results included expenses related to the additional market area. Management anticipates personnel expense to continue to increase as we identify new opportunities for expansion.

Occupancy and equipment expenses increased by $70,000 or 14% from $512,000 for the three-month period ended September 30, 2006 to $582,000 for the current year period. The increase is primarily due to recurring expenses of the new Wilmington Main Office. Data processing costs increased by $72,000 or 35%. The Company outsources its data processing and expenses are closely tied to transaction and account volumes. The increase is reflective of not only the acquisition, but higher account volumes across the Company. As Crescent State Bank continues to grow and expand, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $251,000 to $1.0 million for the third quarter of 2007 compared with $816,000 for the prior year quarter. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $868,000 for the three-months ended September 30, 2007 compared with $721,000 for the prior year period. The effective tax rate for the three-month period ended September 30, 2007 was 35.70% compared with 36.13% for the prior year period. The decrease in the effective tax rate is attributable to an increase in income from tax exempt sources.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS
ENDED SEPTEMBER 30, 2007 AND 2006

Net Income. Net income for the nine-month period ended September 30, 2007 was $4,476,000 or $0.47 per diluted share compared to $3,260,000 or $0.45 per diluted share for the nine-month period ended September 30, 2006. The $1.2 million increase represents a percentage increase of 37%. Diluted earnings per share did not show the same percentage increase as net income due to the issuance of 2,676,000 shares, adjusted for the 11-for-10 stock split paid on May 22, 2007, pursuant to the Port City Capital Bank acquisition. Annualized return on average assets was 0.79% and 0.92% for the two periods ended September 30, 2007 and 2006, respectively. The decline in return on assets was primarily attributed to a lower net interest margin resulting from the shape of the yield curve, the higher cost of funding earning asset growth and an increase in non-interest expenses. Return on average equity for the current period was 6.94% compared to 9.21% for the prior period. Return on average equity decreased due to a lower return on average assets and the increased equity resulting from the Port City Capital Bank acquisition.

Net Interest Income. Net interest income increased by $6.4 million or 49% from $13.2 million for the nine-month period ended September 30, 2006 to $19.6 million for the current period. Growth in both earning assets and interest bearing liabilities resulted in increases in both total interest income and total interest expense in the current period.

Total interest income was $40.4 million for the current nine-month period compared to $24.4 million for the prior year period, an increase of $16.0 million or 66%. The total increase was comprised of a $14.5 million increase due to growth in average earning assets and a $1.5 million increase due to the rising average yield earned on those assets. Total interest expense increased by $9.6 million or 86% from $11.2 million for the prior year period to $20.8 million for the current period. The increase was the result of a $7.6 million increase due to growth in interest-bearing liabilities and a $2.0 million increase due to the rising cost of funds.

Total average earning assets increased $253.9 million or 57% from an average of $444.7 million as of September 30, 2006 to an average of $698.6 million for the nine-month period ended September 30, 2007. The average balance of loans outstanding during the current period was $597.0 million reflecting a $222.8 million or 60% increase over the $374.2 million for the prior year period. The average balance of the investment securities portfolio for the current period was $91.3 million, increasing by $25.6 million or 39% compared to an average of $65.7 million at September 30, 2006. The average balance of federal funds sold and other earning assets increased to $10.3 million for the current nine-month period compared to $4.9 million for the prior period.

Total average interest-bearing liabilities increased by $225.5 million or 60% from an average of $374.8 million for the period ended September 30, 2006 to $600.3 million for the current nine-month period. Average interest-bearing deposits increased by $198.7 million or 62% growing from $320.5 million to $519.2 million. Total average borrowings increased by $26.7 million or 49% to $81.0 million for the current nine-month period from $54.3 million for the prior year period.

The net interest margin for the current period was 3.76% compared to 3.97% for the prior year period. The average yield on earning assets increased by 40 basis points to 7.74% compared with 7.34%, while the average cost of interest-bearing funds increased by 64 basis points to 4.64% from 4.00%. The spread between the rates paid on earning assets and the cost of interest-bearing funds decreased by 24 basis points from 3.34% to 3.10%. The Company’s reliance on interest-bearing liabilities to fund earning asset growth increased as the percentage of interest earning assets to interest bearing liabilities declined from 118.67% to 116.39%.

Provision for Loan Losses. The Company’s provision for loan losses for the nine-month period ended September 30, 2007 was $1.3 million compared to $617,000 for the same period in 2006. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increase loan loss provision is primarily due to net loan growth in the current period compared to that of the prior year period. See the section entitled “Non Performing Assets” for more details. The allowance for loan losses was $8.2 million at September 30, 2007, representing 1.26% of total outstanding loans.

Non-Interest Income. For the nine-month period ended September 30, 2007, non-interest income increased by $55,000 to just under $2.0 million. The largest components of non-interest income were $829,000 in customer service fees, $396,000 in mortgage loan origination fees, $281,000 increased cash surrender value on life insurance, $177,000 in service charges and fees on deposit accounts, and $115,000 in investment referral fees. Investment referral fees are included in other miscellaneous income.

For the nine-month period ended September 30, 2006, non-interest income consisted of $811,000 in customer service fees, $504,000 in mortgage loan origination fees, $171,000 increase in cash surrender value on life insurance, $135,000 in service charges and fees on deposit accounts, and $71,000 in investment referral fees.

The decline in mortgage origination fee revenue reflects the overall slowdown being experienced in the housing sector.

Non-Interest Expenses. Non-interest expenses increased by 41% or $3.8 million to $13.2 million for the nine-month period ended September 30, 2007 compared with $9.4 million for the same period ended September 30, 2006. The Company acquired Port City Capital Bank on August 31, 2006, so the 2006 nine-month period included only one month of non-interest expenses associated with our new Wilmington Main Office.

The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense was $7.4 million for the current nine-month period compared to $5.1 million for the same period in the prior year. Management anticipates personnel expense to continue to increase as opportunities to hire quality employees present themselves and we expand into new markets. Occupancy and equipment expenses increased by $223,000 or 15% from $1.5 million for the nine-month period ended September 30, 2006 to $1.7 million for the current year period. Data processing costs increased from $574,000 for the prior year nine-month period to $795,000 for the current period. The Company outsources its data processing and expenses are closely tied to transaction and account volumes, and include the monthly costs associated with data line connectivity between offices. As the Company continues to grow in accordance with its strategic plan, management expects both occupancy and data processing costs to increase.

Other non-interest expenses increased by $1.1 million from $2.2 million to $3.3 million. The increase was primarily a result of the Company’s continued growth. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $2.5 million during the nine-months ended September 30, 2007 compared to $1.8 million for the prior year period. The effective tax rates for the two periods were 36.00% and 35.97%, respectively.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company's assets and liabilities for the three and nine-month periods ended September 30, 2007 and 2006. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance. For purposes of the analysis, Federal Home Loan Bank stock is included in Investment Securities totals.

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

	For the Three Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earnings assets
Loan portfolio	$625,116	$12,867	8.17%	$417,776	$8,516	8.09%
Investment securities	93,739	1,142	4.87%	73,636	877	4.76%
Fed funds and other interest-earning assets	6,541	86	5.22%	9,948	129	5.14%
Total earning assets	725,396	14,095	7.71%	501,360	9,522	7.54%
Noninterest-bearing assets	62,133			37,470
Total Assets	$787,529			$538,830

Interest-bearing liabilities
Interest-bearing NOW	$32,879	83	1.00%	$36,932	131	1.41%
Money market and savings	176,243	1,827	4.11%	110,363	1,186	4.26%
Time deposits	325,972	4,211	5.13%	220,904	2,507	4.50%
Short-term borrowings	10,982	149	5.31%	11,850	164	5.42%
Long-term debt	79,509	1,017	5.01%	42,802	620	5.67%
Total interest-bearing liabilities	625,585	7,287	4.62%	422,851	4,608	4.32%
Non interest-bearing deposits	70,640			57,534
Other liabilities	3,287			2,215
Total Liabilities	699,512			482,600
Stockholders' Equity	88,017			56,230
Total Liabilities & Stockholders' Equity	$787,529			$538,830

Net interest income		$6,808			$4,914
Interest rate spread			3.10%			3.22%
Net margin			3.72%			3.89%
Percentage of average interest-earning
assets to average interest bearing
liabilities			115.95%			118.57%

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

	For the Nine Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earnings assets
Loan portfolio	$597,043	$36,773	8.23%	$374,181	$21,968	7.85%
Investment securities	91,300	3,299	4.82%	65,658	2,265	4.60%
Fed funds and other interest-earning assets	10,291	382	4.96%	4,875	185	5.07%
Total earning assets	698,634	40,454	7.74%	444,714	24,418	7.34%
Noninterest-bearing assets	61,377			29,743
Total Assets	$760,011			$474,457

Interest-bearing liabilities
Interest-bearing NOW	$34,025	280	1.10%	$37,851	437	1.54%
Money market and savings	161,317	5,050	4.19%	77,457	2,186	3.77%
Time deposits	323,869	12,317	5.08%	205,149	6,423	4.19%
Short-term borrowings	16,856	648	5.07%	16,200	610	4.97%
Long-term debt	64,193	2,537	5.21%	38,105	1,557	5.39%
Total interest-bearing liabilities	600,260	20,832	4.64%	374,762	11,213	4.00%
Non interest-bearing deposits	70,387			50,526
Other liabilities	3,159			1,843
Total Liabilities	673,806			427,131
Stockholders' Equity	86,205			47,326
Total Liabilities & Stockholders' Equity	$760,011			$474,457

Net interest income		$19,622			$13,205
Interest rate spread			3.10%			3.34%
Net margin			3.76%			3.97%
Percentage of average interest-earning
assets to average interest bearing
liabilities			116.39%			118.67%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three and nine-month periods ended September 30, 2007 and 2006. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated proportionately to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis

	Three Months Ended September 30,
	2007 vs. 2006
	(in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	4,247	104	4,351
Investment Securities	243	22	265
Fed funds and other interest-earning assets	(45)	2	(43)
Total interest-earning assets	4,445	128	4,573

Interest Expense
Interest-bearing NOW	(12)	(36)	(48)
Money market and savings	696	(55)	641
Time deposits	1,274	430	1,704
Short-term borrowings	(12)	(3)	(15)
Long-term debt	497	(100)	397
Total interest-bearing liabilities	2,443	236	2,679

Net interest income	2,002	(108)	1,894

Rate/Volume Analysis

	Nine Months Ended September 30,
	2007 vs. 2006
	(in Thousands)
	Increase (Decrease) Due to

	Volume	Rate	Total
Interest Income
Loan portfolio	13,405	1,400	14,805
Investment Securities	905	129	1,034
Fed funds and other interest-earning assets	203	(6)	197
Total interest-earning assets	14,513	1,523	16,036

Interest Expense
Interest-bearing NOW	(38)	(120)	(158)
Money market and savings	2,496	368	2,864
Time deposits	4,116	1,778	5,894
Short-term borrowings	25	14	39
Long-term debt	1,041	(61)	980
Total interest-bearing liabilities	7,640	1,979	9,619

Net interest income	6,873	(456)	6,417

NONPERFORMING ASSETS

The table below sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At September 30,		At December 31,
	2007	2006	2006	2005
		(Dollars in thousands)
Nonaccrual loans	$1,428	$128	$135	$26
Restructured loans	-	-	-	-

Total nonperforming loans	1,428	128	135	26

Real estate owned	249	190	98	22
Repossessed assets	14	-	-	-

Total nonperforming assets	$1,691	$318	$233	$48
Accruing loans past due
90 days or more	$-	$-	$-	$-
Allowance for loan losses	8,190	6,573	6,945	4,351
Nonperforming loans to
period end loans	0.22%	0.02%	0.02%	0.01%
Allowance for loan losses
to period end loans	1.26%	1.25%	1.26%	1.33%
Allowance for loan losses
to nonperforming loans	573%	5,148%	5,145%	16,961%
Nonperforming assets
to total assets	0.21%	0.05%	0.03%	0.01%
Nonperforming assets and loans
past due 90 days or more to
total assets	0.21%	0.05%	0.03%	0.01%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At September 30, 2007, we identified twelve loans in the aggregate amount of $2.7 million as potential problem loans. Management has evaluated these credits and estimated the potential losses net of the collateral value for these loans. A specific amount has been reserved in the allowance for loan losses for these loans.

At September 30, 2007, there were six foreclosed properties valued at $249,000 and eleven nonaccrual loans totaling $1,428,000. Foreclosed property is valued at the lower of appraised value or the outstanding loan balance. Subsequent to the end of the third quarter, three of the foreclosed properties were sold at auction and a loss of approximately $64,000 will be recognized in the fourth quarter. Interest foregone on loans that have been in nonaccrual loans during the nine-month period ended September 30, 2007 was approximately $45,100.

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

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. For the nine-month period ended September 30, 2007, there have been $102,000 in net loan charge-offs and are $1,428,000 in non-accrual loans compared with $81,000 in net loan charge-offs and $128,000 in non-accrual loans at September 30, 2006. The allowance for loan losses at September 30, 2007 was $8.2 million, which represents 1.26% of total outstanding loans compared to $6.6 million and 1.25% for the prior year.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses

	At September 30,		At December 31,
	2007		2006
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)
Residential real estate loans	$134	2.92%	$121	3.67%
Home equity loans and lines	252	6.86%	269	7.76%
Commercial mortgage loans	3,566	50.73%	3,920	55.36%
Construction loans	2,429	26.86%	1,379	19.99%
Commercial and industrial loans	1,654	11.79%	1,161	12.32%
Loans to individuals	155	0.84%	95	0.90%

Total allowance	$8,190	100.00%	$6,945	100.00%

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Nine-Month Periods Ended September 30,
	2007	2006
	(Dollars in thousands)
Balance at the beginning of the year	$6,945	$4,351
Charge-offs:
Commercial and industrial loans	88	14
Home equity loans and lines	11
Residential real estate loans	-	64
Loans to individuals	4	5

Total charge-offs	103	83

Recoveries	1	2

Net charge-offs (recoveries)	102	81

Acquired in Port City Capital Bank transaction	-	1,686

Provision for loan losses	1,347	617

Balance at the end of the year	$8,190	$6,573

Total loans outstanding at period-end	$651,652	$526,066

Average loans outstanding for the period	$597,043	$374,181

Allowance for loan losses to
total loans outstanding	1.26%	1.25%

Ratio of net charge-offs to average loans outstanding	0.02%	0.02%

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

As of September 30, 2007, liquid assets (cash and due from banks, interest-earning deposits with banks, fed funds sold, and investment securities available for sale) were approximately $113.9 million, which represents 14% of total assets and 19% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $215.8 million of which $118.0 million is outstanding at September 30, 2007. At September 30, 2007, outstanding commitments for undisbursed lines of credit, letters of credit and undisbursed investment commitments amounted to approximately $173.8 million. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings. Certificates of deposits represented 52% of the Company’s total deposits at September 30, 2007 and 55% at December 31, 2006. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 41% of the Company’s total deposits at September 30, 2007 and 42% at December 31, 2006. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent State Bank must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At September 30, 2007, the Bank’s equity to asset ratio was 10.94%. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. The Bank’s ratios of Tier I capital to risk-weighted assets and total capital to risk-based assets at September 30, 2007 were 8.95% and 10.09%, respectively. The Company is also required to maintain capital adequacy ratios. At September 30, 2007, the Company’s ratios of Tier 1 capital to risk-weighted assets and total capital to risk-based assets were 9.26% and 10.41%, respectively.

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

Item 4T. Controls and Procedures

Crescent Financial Corporation’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2007, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Company’s internal controls during the quarter ended September 30, 2007 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CRESCENT FINANCIAL CORPORATION

Date: November 8, 2007	By:	/s/ Michael G. Carlton
Michael G. Carlton President and Chief Executive Officer

Date: November 8, 2007	By:	/s/ Bruce W. Elder
Bruce W. Elder Principal Financial Officer