Form 10-K
period 2007-12-31
CRESCENT FINANCIAL CORP
filed 2008-03-11
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $91,441,019.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date: 9,496,555 shares of Common Stock outstanding as of March 7, 2008.

Documents Incorporated by Reference.
Portions of the registrant’s definitive proxy statement as filed with the Federal Deposit Insurance Corporation in connection with its 2008 annual meeting are incorporated into Part III of this report.

PART I

ITEM 1 – BUSINESS

General

Crescent Financial Corporation (referred to as the “Registrant,” the “Company” or by the use of “we,” “our” or “us”) was incorporated under the laws of the State of North Carolina on April 27, 2001, at the direction of the Board of Directors of Crescent State Bank (“CSB” or the “Bank”), for the purpose of serving as the bank holding company for CSB and became the holding company for CSB on June 29, 2001. To become CSB’s holding company, Registrant received approval of the Federal Reserve Board as well as CSB’s shareholders. Upon receiving such approval, each share of $5.00 par value common stock of CSB was exchanged on a one-for-one basis for the $1.00 par value common stock of the Registrant. On August 31, 2006, the Registrant acquired Port City Capital Bank (“PCCB”) for cash and stock valued at $40.2 million. The Company was a multi-bank holding company from August 31, 2006 through June 15, 2007. Effective the close of business June 15, 2007, PCCB was merged into CSB and the Company reverted to a one bank holding company.

CSB was incorporated on December 22, 1998 as a North Carolina-chartered commercial bank and opened for business on December 31, 1998. Including its main office, CSB operates twelve (12) full service branch offices in Cary (2), Apex, Clayton, Holly Springs, Pinehurst, Raleigh, Southern Pines, Sanford, Garner, Wilmington and Knightdale, North Carolina and one loan production office in Raleigh, North Carolina. The Southern Pines and Pinehurst offices were acquired through a merger with Centennial Bank of Southern Pines in August, 2003.

The Registrant operates for the primary purpose of serving as the holding company for CSB. The Registrant’s headquarters are located at 1005 High House Road, Cary, North Carolina 27513.

CSB operates for the primary purpose of serving the banking needs of individuals, and small- to medium-sized businesses in their market area. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer and personal loans, and mortgage services and other associated financial services.

Lending Activities

General. We provide a wide range of short- to medium-term commercial, mortgage, construction and personal loans, both secured and unsecured. We also make real estate mortgage and construction loans and Small Business Administration guaranteed loans. Many of our commercial loans are collateralized with real estate in our market but such collateral is mainly a secondary, not primary, source of repayment. We have maintained a balance between variable and fixed rate loans within our portfolio. Variable rate loans accounted for 52% of the loan balances outstanding at December 31, 2007 while fixed rate loans accounted for 48% of the balances.

Our loan policies and procedures establish the basic guidelines governing our lending operations. Generally, the guidelines address the types of loans that we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to us, including the indebtedness of any guarantor. The policies are reviewed and approved annually by the board of directors of the bank. We supplement our own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work.

Commercial Mortgage Loans. We originate and maintain a significant amount of commercial real estate loans. This lending involves loans secured principally by commercial office buildings, both investment and owner occupied. We require the personal guaranty of principals where prudent and a demonstrated cash flow capability sufficient to service the debt. The real estate collateral is a secondary source of repayment. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. We also make loans secured by commercial/investment properties provided the subject property is typically either pre-leased or pre-sold before the bank commits to finance its construction.

Construction Loans. Another of our primary lending focuses is construction/development lending. We originate one to four family residential construction loans for custom homes (where the home buyer is the borrower) and provide financing to builders and consumers for the construction of homes. We finance “starter” homes as well as “high-end” homes. We generally receive a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The bank is active in the construction market and makes construction loans to builders of homes that are not pre-sold, but limits the number of such loans to any one builder. This type of lending is only done with local, well-established builders and not with large or national tract builders. We lend to builders in our market who have demonstrated a favorable record of performance and profitable operations. We limit the number of unsold homes for each builder but there is no limit for pre-sold homes. We will also finance small tract developments and sub-divisions; however, we seek to be only one of a number of financial institutions making construction loans in any one tract or sub-division. We endeavor to further limit our construction lending risk through adherence to established underwriting procedures and the requirement of documentation for all draw requests. We require personal guarantees of the principals, when appropriate, and demonstrated secondary sources of repayment on construction loans.

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

The following table describes our loan portfolio composition by category:

	At December 31,
	2007		2006		2005
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)

Real estate - commercial	$350,961	51.85%	$304,823	55.36%	$174,039	52.92%
Real estate - residential	18,257	2.70%	20,224	3.67%	14,914	4.54%
Construction loans	184,019	27.18%	110,033	19.99%	46,607	14.17%
Commercial and industrial loans	72,930	10.77%	67,822	12.32%	52,708	16.03%
Home equity loans and lines of credit	45,258	6.69%	42,704	7.76%	34,921	10.62%
Loans to individuals	5,489	0.81%	4,977	0.90%	5,670	1.72%

Total loans	676,914	100.00%	550,583	100.00%	328,859	100.00%
Less: Net deferred loan fees	(998)		(764)		(537)
Total loans, net	$675,916		$549,819		$328,322

	At December 31,
	2004		2003
	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)

Real estate - commercial	$121,825	47.24%	$101,316	46.66%
Real estate - residential	11,604	4.50%	14,765	6.80%
Construction loans	38,916	15.09%	31,612	14.56%
Commercial and industrial loans	48,757	18.90%	38,237	17.61%
Home equity loans and lines of credit	30,960	12.00%	22,985	10.59%
Loans to individuals	5,846	2.27%	8,213	3.78%

Total loans	257,908	100.00%	217,128	100.00%
Less: Net deferred loan fees	(447)		(382)
Total loans, net	$257,461		$216,746

The following table presents at December 31, 2007 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates that mature after one year:

	Within 1 Year	1-5 Years	After 5 Years	Total
	(In thousands)

Commercial mortgage	$89,698	$240,770	$20,493	$350,961
Residential mortgage	8,116	9,686	454	18,257
Construction loans	131,449	40,504	12,067	184,019
Commercial and industrial	52,547	19,319	1,064	72,390
Home equity lines and loans	1,410	4,967	38,881	45,258
Individuals	3,494	1,993	2	5,489

Total	$286,714	$317,239	$72,961	$676,914

Fixed rate loans				$253,183
Variable rate loans				137,017

				$390,200

Loan Approvals. Our loan policies and procedures establish the basic guidelines governing lending operations. Generally, the guidelines address the type of loans that we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans and credit lines are subject to approval procedures and amount limitations. Depending upon the loan requested, approval may be granted by the individual loan officer, our officers’ loan committee or, for the largest relationships, the directors’ loan committee. The Company’s full board is required to approve any single transaction of $5.0 million or more. These amount limitations apply to the borrower’s total outstanding indebtedness to us, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the board of directors.

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

Commitments and Contingent Liabilities

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit. We apply the same credit standards to these commitments as we use in all of our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note N of the “Notes to Consolidated Financial Statements.”

Asset Quality

We consider asset quality to be of primary importance, and employ a third party loan reviewer to ensure adherence to the lending policy as approved by our board of directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is credit administration’s responsibility to change the borrower’s risk grade accordingly. At least annually, we undergo loan review by an outside third party who reviews compliance with our underwriting standards and risk grading and provides a report detailing the conclusions of that review to our board of directors and senior management. The Bank’s board requires management to address any criticisms raised during the loan review and to take appropriate actions where warranted.

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

The following table sets forth for the years indicated the average balances outstanding and average interest rates for each major category of deposits:

	For the Year Ended December 31,
	2007		2006		2005
	(Dollars in thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing deposits	$70,660	-	$56,376	-	$42,641	-

Interest bearing demand deposits	33,453	0.97%	37,876	1.46%	39,609	1.05%
Money market deposits	58,214	3.48%	51,926	3.52%	41,548	2.16%
Savings deposits	105,107	4.29%	40,694	4.51%	4,952	1.79%
Time deposits over $100,000	254,533	5.11%	154,538	4.82%	110,312	3.30%
Time deposits under $100,000	70,710	5.03%	72,440	3.51%	58,787	3.13%

Total interest bearing deposits	522,017	4.49%	357,474	3.97%	255,208	2.70%

Total average deposits	$592,677	3.95%	$413,850	3.43%	$297,849	2.31%

	For the Year Ended December 31,
	2004		2003
	(Dollars in thousands)
	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing deposits	$37,898	-	$34,977	-

Interest bearing demand deposits	40,931	0.79%	31,340	0.94%
Money market deposits	31,537	1.29%	22,589	1.37%
Savings deposits	2,758	0.36%	1,544	0.40%
Time deposits over $100,000	85,961	2.57%	41,644	3.15%
Time deposits under $100,000	56,445	2.68%	41,566	2.95%

Total interest bearing deposits	217,632	2.04%	138,683	2.21%

Total average deposits	$255,530	1.73%	$173,660	1.77%

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2007:

Remaining maturity:	(in thousands)
Three months or less	$56,529
Over three months through one year	111,366
Over one year through three years	102,274
Over three years through five years	6,480
Total	$276,649

Borrowings

As additional sources of funding, we use advances from the Federal Home Loan Bank of Atlanta under a line of credit equal to 20% of CSB’s total assets ($167.1 million at December 31, 2007). Outstanding advances at December 31, 2007 were $123.0 million. Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2007 advances were secured by investment securities available for sale with a fair value of $42.8 million and by loans with a carrying amount of $162.7 million, which approximates market value.

We may purchase federal funds through three unsecured federal funds lines of credit aggregating $53.0 million. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of the advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate (4.50% at December 31, 2007). Short-term borrowings may also consist of securities sold under a repurchase agreement. Securities sold under repurchase agreements generally mature within one to four days from the transaction date. There were $3.8 million in federal funds purchased at December 31, 2007.

Junior Subordinated Debt

In August of 2003, $8.3 million in trust preferred securities were placed through Crescent Financial Capital Trust I. The trust has invested the total proceeds from the sale of its trust preferred securities in junior subordinated deferrable interest debentures issued by us. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three-month LIBOR plus 310 basis points. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible by us for income tax purposes. The trust preferred securities are redeemable on or after October 7, 2008. We have fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. Our obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness. The principal reason for issuing trust preferred securities is that the proceeds from their sale qualify as Tier 1 capital for regulatory capital purposes (subject to certain limitations), thereby enabling us to enhance our regulatory capital positions without diluting the ownership of our stockholders.

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

Banking Technology

Because of the level of sophistication of our markets, we commenced operations with a full array of technology available for our customers. Our customers have the ability to perform on-line banking and bill paying, access on-line check images, make transfers, initiate wire transfer requests and stop payment orders of checks. We provide our customers with imaged check statements, thereby eliminating the cost of returning checks to customers and eliminating the clutter of canceled checks. Through branch image capture technology, CSB offers same day credit for deposits made prior to 5:00 pm. A new technology we anticipate offering in the coming year is remote merchant capture. This will allow our customers to run check deposits through a scanner and deliver the image to the Bank electronically.

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

Primary Market Area

CSB’s market area includes the four contiguous counties of Wake, Johnston, Lee and Moore Counties and the coastal County of New Hanover.

According to the U.S. Census Bureau, the estimate 2006 population for the contiguous four county area was almost 1.1 million reflecting a 23% increase over the population in 2000. The largest of the four, Wake County, includes the State Capitol of Raleigh as well as the area known as Research Triangle Park, one of the nation’s leading technology centers. Our market area is home to several universities and institutions of higher learning, including North Carolina State University. Wake County has a diverse economy centered on state government, the academic community, the technology industry, the medical and pharmaceuticals sectors and the many small businesses that support these enterprises as well as the people that live and work in this area. The second largest county is Johnston County which is just southeast of Wake. Johnston County is one of the fastest growing counties in the state with estimated population growth of almost 25% since 2000. Lee and Moore Counties are located to the south of Raleigh in the region referred to as the Sandhills area, which is home to the towns of Pinehurst, Sanford and Southern Pines. The region’s economy benefits from an emphasis on the golf industry due to the many world class golf courses located in the vicinity and also from a growing retiree population drawn to the mild climate and recreational activities afforded by the Sandhills area.

CSB is headquartered in Cary, the second largest city in Wake County and the seventh largest in North Carolina. Cary has an estimated population of 125,000 as of October 2007. The area has a very strong and diversified economy. The total population estimate for Wake County in 2006 is 787,000. The total population of Johnston County is over 152,000, Moore County has an estimated population of over 83,000 and Lee County has an estimated population of over 57,000 in 2006. Our market area is served by several major highways, Interstates 40, 440 and 540, US 1, US 64, and NC 55. International, national, and regional airlines offer service from the Raleigh-Durham International Airport, which is less than five miles from Cary.

The population of our market area is relatively diverse, young and highly educated. As of 2000, over 60% of Cary’s population and over 37% of the estimated four county population 25 years or older had at least a bachelor’s degree. This educational level is due to the number of higher education institutions located in our market area as well as the Research Triangle Park’s high technology employee base.

The economic strength of the area is also reflected by the per capita income, which as of the year 2003 for the Raleigh-Durham-Cary metropolitan statistical area was $33,627 compared to $28,071 for North Carolina. The median family income in the Raleigh-Durham-Cary metropolitan statistical area in 2005 was $69,800 compared to $56,712 for the State of North Carolina. Cary is home to the world’s largest privately held software company, SAS Institute, and it has attracted other world-class businesses including MCI, RH Donnelly, Siemens, American Airlines, and Oxford University Press. The Research Triangle Park houses major facilities of IBM, GlaxoSmithKline, Nortel, the U.S. Environmental Protection Agency, Quintiles and numerous other technology and bio-medical firms.

New Hanover County is home to Wilmington, North Carolina as well as the University of North Carolina at Wilmington. Wilmington has an estimated population of 100,000 while New Hanover County has a population of approximately 183,000. Wilmington is the ninth largest city in North Carolina. The median family income for Wilmington was $54,200 and per capita income was $21,500. Wilmington has a sizable seaport and is the most eastern point in the United States of Interstate 40. The area has become an important destination for the entertainment industry as over 200 movies or television shows have been produced in Wilmington. The population is culturally diverse and the median age is 34 years old.

Competition

Commercial banking in North Carolina is extremely competitive in large part due to early adoption of statewide branching. We compete in our market areas with large regional and national banking organizations, other federally and state chartered financial institutions such as savings and loan institutions and credit unions, consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of our competitors have broader geographic markets and higher lending limits than we do and are also able to provide more services and make greater use of media advertising. All markets in which we have a banking office are also served by branches of the largest banks in North Carolina.

For example, as of June 30, 2007 there were 229 offices of 29 different commercial banks in Wake County, 39 offices of 11 different commercial banks in Johnston County, 38 offices of 11 different commercial banks in Moore County, 20 offices of 9 different commercial banks in Lee County and 74 offices of 17 different commercial banks in New Hanover County. While we typically do not compete directly for loans with larger banks, they do influence our deposit products. We do compete more directly with mid-size and small community banks that have offices in our market areas. There are also a number of new community banks in Wake, Durham and New Hanover Counties that have a direct competitive effect as customers tend to “shop” the terms of their loans and deposits.

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

Employees

At December 31, 2007, the Registrant employed 118 full-time and 16 part-time employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

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

Deposit Insurance. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund, or DIF, of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessment.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk- adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2007, CSB was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 9.19% and 10.32%, respectively.

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

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders’ equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others. As of December 31, 2007, the Registrant was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 9.37% and 10.51%, respectively.

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

We may not be able to sustain our historical rate of growth. Because of our size and shorter operating history, it will be difficult for us to replicate our historical earnings growth as we continue to expand. Consequently, our historical results of operations will not necessarily be indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

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

Our business is highly dependent on our ability to process, on a daily basis, a large number of transactions and the transactions we process have become increasingly complex. We perform the functions required to operate our business either by ourselves or through agreements with third parties. We rely on the ability of our employees, our internal systems and systems at technology centers operated by third parties to process high numbers of transactions. In the event of a breakdown or improper operation of our or third-parties’ systems or improper action by third parties or employees, we could suffer financial loss, an impairment to our liquidity, a disruption of our businesses, regulatory sanctions and damage to our reputation.

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

Efforts to comply with the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. We expect these new rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly. In the event that we are unable to maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We evaluate our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the trading price of our common stock could decline, our ability to obtain any necessary equity or debt financing could suffer, and, if accepted for listing, our common stock could ultimately be delisted from the NASDAQ Global Market. In this event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

In addition, the rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Risks Related to an Investment in our Common Stock

Our securities are not FDIC insured.

Our common stock is not a savings or deposit account or other obligation of the bank, and is not insured by the Federal Deposit Insurance Corporation or any other governmental agency and is subject to investment risk, including the possible loss of principal.

We may not pay cash dividends for the foreseeable future.

We may not pay cash dividends on our common stock in the foreseeable future, as we intend to retain earnings to provide the capital necessary to fund our growth strategy. You should not invest in our common stock if you need dividend income from this investment. Our ability to declare and pay cash dividends will be dependent upon, among other things, restrictions imposed by the reserve and capital requirements of North Carolina and federal banking regulations, our income and financial condition, tax considerations, and general business conditions. Therefore, investors should not purchase shares with a view for a current return on their investment in the form of cash dividends.

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

Office Locations	Year Opened	Approximate Square Footage	Owned or Leased
Main Office 1005 High House Road Cary, NC	2000	8,100	Leased
Cary Office 1155 Kildaire Farm Road Cary, NC	1998	2,960	Leased

Apex Office 303 South Salem Street Apex, NC	1999	3,500	Leased
Clayton Office 315 East Main Street Clayton, NC	2000	2,990	Leased

Holly Springs Office 700 Holly Springs Road Holly Springs, NC	2003	3,500	Owned

Pinehurst Office 211-M Central Park Avenue Pinehurst, NC	2003	2,850	Leased

Southern Pines Office 185 Morganton Road Southern Pines, NC	2003	3,500	Leased

Sanford Office 870 Spring Lane Sanford, NC	2004	3,500	Structure owned with ground lease

Former Garner Office 945 Vandora Springs Road Garner, NC	2005	1,960	Leased

Garner Office 945 Vandora Springs Road Garner, NC	2007	3,500	Leased

Raleigh Loan Production Office 4601 Six Forks Road Raleigh, NC	2005	2,439	Leased

Falls of Neuse Office 6408 Falls of Neuse Road Raleigh, NC	2006	2,442	Owned

Wilmington Main Office 1508 Military Cutoff Road Wilmington, NC 28403	2006	6,634	Leased

Knightdale Office 7120 Knightdale Boulevard Knightdale, NC	2007	2,518	Owned

Raw land Sanford, NC	2007	1.37 acres	Owned

Operations Locations	Year Opened	Approximate Square Footage	Owned or Leased
206 High House Road Cary, NC	2005	12,535	Leased

The total net book value of the Company’s real property used for business purposes, furniture, fixtures, and equipment on December 31, 2007 was $8,094,522. All properties are considered by Company management to be in good condition and adequately covered by insurance.

ITEM 3 – LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject other than routine litigation that is incidental to its business.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the fourth quarter of 2007.

PART II
ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s stock is listed on the NASDAQ Global Market under the symbol “CRFN.” There were 9,404,579 shares outstanding at December 31, 2007 owned by approximately 3,100 shareholders. The table below lists the high and low prices at which trades were completed during each quarter for the last two years. The Company’s stock is considered thinly traded with less than ten thousand shares traded, on average, per day. Our ability to pay cash dividends depends on the cash dividends we receive from the Bank. However, the Bank is restricted in the amount of dividends it may pay. See the section entitled Regulation in Item 1 for further disclosure regarding cash dividend payments. Moreover, we do not expect to pay cash dividends on our common stock in the foreseeable future, as we intend to retain earnings in order to provide the capital necessary to fund our growth strategy.

	Low (1)	High (1)
January 1, 2006 to March 31, 2006	$11.90	$12.33

April 1, 2006 to June 30, 2006	11.74	13.67

July 1, 2006 to September 30, 2006	11.64	13.00

October 1, 2006 to December 31, 2006	11.25	12.27

January 1, 2007 to March 31, 2007	11.77	12.95

April 1, 2007 to June 30, 2007	11.15	12.79

July 1, 2007 to September 30, 2007	9.25	11.70

October 1, 2007 to December 31, 2007	8.97	11.11

(1)	The 2006 prices quoted above have been adjusted to reflect the 10% stock dividend distributed in 2007.

See Item 12 of this Report for disclosure regarding securities authorized for issuance under equity compensation plans.

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the Years Ended December 31,

	2007	2006	2005	2004	2003
	(Dollars in thousands, except share and per share data)
Summary of Operations
Interest income	$54,872	$36,707	$22,827	$15,896	$10,950
Interest expense	28,217	17,257	8,872	5,466	3,749
Net interest income	26,655	19,450	13,955	10,430	7,201
Provision for loan losses	1,684	991	807	736	551
Net interest income after the provision for loan losses	24,971	18,459	13,148	9,694	6,650
Non-interest income	2,621	2,612	2,417	2,342	1,645
Non-interest expense	7,823	13,387	10,762	8,531	5,767
Income before income taxes	9,769	7,684	4,803	3,505	2,528
Income taxes	3,520	2,780	1,659	1,172	873
Net income	$6,249	$4,904	$3,144	$2,333	$1,655
Per Share and Shares Outstanding(1)
Net income, basic(2)	$0.68	$0.67	$0.58	$0.45	$0.36
Net income, diluted(2)	$0.65	$0.64	$0.55	$0.43	$0.35
Book value at end of period	$9.75	$9.13	$6.52	$5.16	$4.73
Tangible book value	$6.42	$5.67	$5.93	$4.43	$3.99
Weighted average shares outstanding:
Basic	9,211,779	7,281,016	5,402,390	5,146,464	4,558,143
Diluted	9,635,694	7,614,804	5,682,447	5,417,790	4,724,656
Shares outstanding at period end	9,404,579	9,091,649	6,358,388	5,188,931	5,105,175
Balance Sheet Data
Total assets	$835,540	$697,909	$410,788	$331,227	$273,714
Total investments(3)	90,758	85,578	57,752	54,935	38,383
Total loans, net	667,643	542,874	323,971	253,793	213,442
Total deposits	605,431	541,881	322,081	273,649	218,615
Borrowings	135,003	69,699	45,212	29,555	29,003
Stockholders’ equity	91,659	83,034	41,457	26,777	24,150
Selected Performance Ratios
Return on average assets	0.80%	0.93%	0.84%	0.76%	0.79%
Return on average stockholders’ equity	7.15%	8.72%	10.34%	9.14%	8.25%
Net interest spread(4)	3.08%	3.29%	3.51%	3.26%	3.09%
Net interest margin(5)	3.72%	3.95%	3.94%	3.61%	3.64%
Non-interest income as a percentage of total revenue(6)	8.95%	11.84%	14.76%	18.34%	18.60%
Non-interest income as a percentage of average assets	0.34%	0.49%	0.64%	0.76%	0.78%
Non-interest expense to average assets	2.29%	2.53%	2.86%	2.76%	2.75%
Efficiency ratio(7)	60.88%	60.68%	65.73%	66.79%	65.19%
Average stockholders’ equity to average total assets	11.24%	10.64%	8.08%	8.27%	9.55%
Asset Quality Ratios
Net charge-offs to average loans outstanding	0.06%	0.02%	0.04%	0.15%	0.05%
Allowance for loan losses to period end loans	1.22%	1.26%	1.33%	1.42%	1.52%
Allowance for loan losses to non-performing loans	303%	5,145%	16,960%	73,360%	2,078%
Non-performing loans to period end loans	0.40%	0.02%	0.01%	0.00%	0.07%
Non-performing assets to total assets(8)	0.36%	0.03%	0.01%	0.09%	0.06%

	At or for the Years Ended December 31,

	2007	2006	2005	2004	2003
	(Dollars in thousands, except share and per share data)
Capital Ratios
Total risk-based capital ratio	10.51%	11.03%	13.68%	11.61%	12.95%
Tier 1 risk-based capital ratio	9.37%	9.88%	12.51%	10.38%	11.70%
Leverage ratio	8.56%	9.13%	11.51%	9.49%	10.63%
Equity to assets ratio	10.97%	11.90%	10.09%	8.08%	8.82%
Other Data
Number of full-service banking offices	12	11	9	8	7
Number of full-time equivalent employees	126	122	90	78	64

(1)
Adjusted to reflect the 10 % stock dividend distributed in 2007 and stock splits effected in the form of 15%, 15%, 20% and 15% stock dividends in each of the years 2006, 2005, 2004 and 2003, respectively.

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (“Crescent” or the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the years ended December 31, 2007 and 2006. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis.

The following discussion and analysis contains the consolidated financial results for the Company and Crescent State Bank for the year ended December 31, 2007, and the Company, Crescent State Bank and Port City Capital Bank for the years ended December 31, 2006 and 2005. The Company had previously discontinued the consolidation of Crescent Financial Capital Trust I and began reporting the junior subordinated debentures that the Company issued in exchange for the proceeds that resulted from the issuance of the trust preferred securities. The trust preferred securities are classified as long-term debt obligations. Except for the accounting treatment, the relationship between the Company and Crescent Financial Capital Trust I has not changed. Crescent Financial Capital Trust I continues to be a wholly owned subsidiary of the Company and the full and unconditional guarantee of the Company for the repayment of the trust preferred securities remains in effect. The financial statements presented contain the consolidation of Crescent Financial Corporation and the Banks only. The Company and its consolidated subsidiaries are collectively referred to herein as the Company unless otherwise noted.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2007 AND 2006

The Company reported total assets of $835.5 million at December 31, 2007 compared to $697.9 million at December 31, 2006. The $137.6 million increase represents 20% total asset growth. Total earning assets at December 31, 2007 were $773.8 million or 21% higher than the $639.0 million reported as of December 31, 2006. Earning assets at December 31, 2007 consisted of $675.9 million in gross loans, $97.5 million in investment securities and Federal Home Loan Bank (FHLB) stock and $309,000 in overnight investments and interest bearing deposits. Total liabilities increased by 21% or $129.0 million from $614.9 million to $743.9 million. Stockholders’ equity increased by 10% or $8.6 million to close the year at $91.7 million.

Loans comprise the largest portion of our earning assets and experienced significant growth during the year. Gross loans increased by $126.1 million or 23% growing from $549.8 million at December 31, 2006 to $675.9 million at December 31, 2007. Most loan categories experienced net growth during the twelve-month period. The construction/acquisition and development loan category experienced the most significant net growth increasing $73.8 million or 67% from $109.8 million to $183.6 million. Net growth in other loan categories, presented in order of dollar growth, were as follows: commercial mortgage loans increased by $46.0 million or 15% from $304.4 million to $350.4 million, commercial and industrial loans increased by $5.1 million or 8% from $67.8 million to $72.9 million, home equity lines and loans increased by $2.5 million or 6% from $42.7 million to $45.2 million and the consumer loan portfolio increased by $511,000 or 10% from $5.0 million to $5.5 million. The residential real estate mortgage loan portfolio declined by 10% or $2.0 million during the year to close at $18.2 million.

The composition of the loan portfolio, by category, as of December 31, 2007 is as follows: 52% commercial mortgage loans, 27% construction/acquisition and development loans, 11% commercial and industrial loans, 6% home equity loans and lines of credit, 3% residential mortgage loans and 1% consumer loans. The composition of the loan portfolio, by category, as of December 31, 2006 is as follows: 55% commercial mortgage loans, 20% construction/acquisition and development loans, 12% commercial and industrial loans, 8% home equity loans and lines of credit, 4% residential mortgage loans and 1% consumer loans.

We track each loan we originate using the North American Industry Classification System (NAICS) code. Through the use of this code, we can monitor those industries for which we have a significant concentration of exposure. At December 31, 2007, there were three industry codes for which our concentration exposure exceeded 10% of the total loan portfolio. Loans to investors who lease non-residential buildings other than miniwarehouses comprised 16% of our loan portfolio, loans to residential home builders comprised 14% of the loan portfolio and loans for land subdivision comprised 12% of the loan portfolio. While we do have a significant exposure to the residential construction industry, our markets have not experienced the same magnitude of slowdown that has been experienced nationally. Being predominantly a real estate lending bank, we have certain monitoring processes in place to keep abreast of negative trends within our portfolio.

The allowance for loan losses was $8.3 million or 1.22% of total outstanding loans at December 31, 2007 compared to $6.9 million or 1.26% of total outstanding loans at December 31, 2006. At the time PCCB was merged into CSB, PCCB maintained an allowance for loan losses equal to 1.25% of the loans outstanding. The application of CSB’s model to the combined portfolio resulted in an reduction of the allowance previously attributed to PCCB. Although national economic trends have taken a downturn during the past year, the credit quality of the Company’s loan portfolio remains high and reflects the continued strength of the markets we serve. At December 31, 2007, there were twelve loans totaling $2.7 million in non-accrual status. The percentage of non-performing loans to total loans at December 31, 2007 was 0.40%. There were ten loans aggregating $1.4 million that were 30 days or more past due. There were no loans past due 90 days or more and still accruing interest at December 31, 2007. At December 31, 2006, there were two loans totaling approximately $135,000 in non-accrual status. The percentage of non-performing loans to total loans at December 31, 2006 was 0.02%. There were eight loans aggregating $554,000 that were 30 days or more past due. There were no loans past due 90 days or more and still accruing interest at December 31, 2006. See the section entitled “Non Performing Assets” for more details.

The amortized cost and fair market value of the Company’s investment securities portfolio at December 31, 2007 were $90.7 million and $90.8 million, respectively compared to $85.5 million and $84.7 million, respectively, at December 31, 2006. All investments are accounted for as available for sale under Financial Accounting Standards Board ("FASB") No. 115 and are presented at their fair market value. Over the past twelve months, the portfolio experienced a net increase of $6.0 million or 7%. The Company’s investment in debt securities at December 31, 2007, consisted of U.S. Government agency securities, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBSs), municipal bonds and common stock of two publicly traded entities. Increases in the portfolio during 2007 were attributed to purchases of $14.4 million, an $882,000 increase in the fair market value of the portfolio, as well as net premium accretion of $99,000. Decreases in the portfolio were attributed to the receipt of $9.3 million in principal re-payments on CMOs and MBSs. The Company also owned $6.8 million of Federal Home Loan Bank stock at December 31, 2007 compared with $3.6 million at December 31, 2006. The Company does not have any assets in its investment portfolio that have exposure to the sub-prime mortgage market.

Interest-earning deposits held at correspondent banks decreased by $551,000 from $763,000 at December 31, 2006 to $212,000 at December 31, 2007. Funds held in interest-earning deposit accounts result primarily from the receipt of principal and interest from the investment portfolio. As funds accumulate, they are reinvested in investment securities or loans.

Non-interest earning assets totaled $70.0 million at December 31, 2007, increasing by $4.1 million or 6% over the past year. The asset experiencing the largest increase was bank owned life insurance which grew by $3.4 million during the year. Of the total increase, $3.1 million represented an additional investment and $339,000 was attributable to the increase in cash surrender value. Premises and equipment experienced a net increase of $2.2 million resulting from the purchase of $2.9 million in new assets less $695,000 of depreciation expense. Accrued interest receivable increased by $716,000 due to the higher volume of earning assets. Cash and due from banks, which represents cash on hand in branches and amounts represented by checks in the process of being collected through the Federal Reserve payment system, declined by $2.3 million from $14.3 million to $12.0 million. For more details regarding the decrease in cash and cash equivalents, see the Consolidated Statements of Cash Flows. Goodwill is the single largest asset of total non-earning assets at $30.2 million. Goodwill was not impaired at December 31, 2007.

Total deposits at December 31, 2007 were $605.4 million reflecting a $63.5 million or 12% increase over the $541.9 million reported at year end 2006. Time deposits increased the most growing by $49.5 million from $295.7 million to $345.2 million. Savings accounts grew by $32.1 million or 41% during 2007 to $110.5 million. In May 2006, the Company introduced a high-yielding statement savings account. At its highest balance tier, the new product pays a rate of interest higher than either the money market or the relationship-based interest bearing checking accounts. While the account was very successful in attracting new deposits, there was some shifting of funds from our premium interest-bearing checking and money market accounts into the new savings product. As a result, both the money market and interest-bearing checking categories experienced net declines during 2007 with money market account balances decreasing by $11.1 million to $48.4 million and interest-bearing checking decreasing by $5.9 million to $31.9 million. Non interest-bearing demand declined by $1.0 million from $70.4 million to $69.4 million. The Bank maintains a number of non interest and interest-bearing deposit relationships with real estate settlement attorneys. Balances in these escrow accounts can fluctuate significantly based on the amount of mortgage loan activity. At December 31, 2007, the aggregate balance in the real estate settlement accounts was $7.0 million compared to $13.1 million at December 31, 2006. The $6.1 million decline in attorney balances affected non interest-bearing and interest-bearing deposit categories by $3.2 million and $2.9 million, respectively.

The composition of the deposit base, by category, at December 31, 2007 was as follows: 57% in time deposits, 18% in statement savings, 12% in non interest-bearing demand deposits, 8% in money market deposits, and 5% in interest-bearing deposits. The composition of the deposit base, by category, at December 31, 2006 was as follows: 55% in time deposits, 14% in savings deposits, 13% in non interest-bearing demand deposits, 11% in money market deposits, and 7% in interest-bearing demand deposits. The Company experienced significant loan growth during 2007 and core deposit generation was not able to sustain those levels. Therefore, the Company had to rely more heavily on time deposits. While the Company has implemented a culture designed to increase the level of non-time deposits, we expect that time deposits will continue to play an important role in funding the Bank’s asset growth.

At December 31, 2007 the Company had $276.6 million in time deposits of $100,000 or more compared to $229.8 million at December 31, 2006. The Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds that do not need to be collateralized like Federal Home Loan Bank borrowings. The Company expects to continue to utilize the brokered deposit market in the future. Brokered deposits at December 31, 2007 were $166.6 million compared to $141.7 million at December 31, 2006.

Total borrowings increased by 94% or $65.3 million from $69.7 million at December 31, 2006 to $135.0 million at December 31, 2007. In the fall of 2007, global credit markets contracted as a result of the sub-prime mortgage problems. As a result, the use of commercial paper as a short-term funding source disappeared. Many large mortgage and financial services companies, who previously had accessed the commercial paper market to fund their operations, quickly entered the brokered deposit market and increased rates significantly in order to meet their needs. This was occurring at a time when short-term interest rates were beginning to fall. The Company shifted its funding strategy from the brokered deposit market to FHLB advances. The Company increased borrowing levels at the FHLB significantly from late August through November. Borrowings at the FHLB require collateralization and historically have not been as financially appealing as brokered funds. By mid-November, although rates had not fully adjusted to new short-term levels, the Company reverted to funding growth through brokered deposits.

Borrowings at December 31, 2007 consisted of $113.0 million in long-term FHLB advances, $10.0 million in short-term FHLB advances, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary, and $3.8 million in Federal funds purchased from a correspondent bank. The adoption of FASB Interpretation Number (FIN) 46, Consolidation of Variable Interest Equities, resulted in the deconsolidation of the trust subsidiary, Crescent Financial Capital Trust I (“Trust”), formed for the purpose of issuing trust preferred securities. As a result, the subordinated debt issued to the Trust for the proceeds of the trust preferred securities is included in long-term debt. At December 31, 2006, the Company had $37.0 million in long-term FHLB advances, $18.0 million in short-term FHLB advances, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary and $6.5 million in Federal funds purchased from a correspondent bank.

Accrued expenses and other liabilities increased by $152,000 to $3.4 million at December 31, 2007 compared with $3.3 million at December 31, 2006. The increase is due primarily to higher levels of interest-bearing liabilities.

Total stockholders’ equity increased by $8.6 million between December 31, 2006 and December 31, 2007. The increase was the net result of net income for the year of $6.2 million, plus $1.7 million in additional capital from the exercise of stock options, a $539,000 increase in the after-tax value of investment securities and $179,000 in stock based compensation expense.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2007 AND 2006

Net Income. Net income for 2007 was $6.2 million compared with $4.9 million for the prior year, reflecting a $1.3 million or 27% increase in net earnings. Net income per diluted share was $0.65 compared to $0.64 for the prior year. The percentage increase in earnings per share was not comparable to that of the increase in net income because average diluted shares outstanding in 2007 were over 2.0 million shares higher than 2006 due in part to the issuance of 2.7 million shares for the acquisition of PCCB in August 2006. Per share data for 2006 data has been adjusted for the 10% stock dividend distributed on May 22, 2007 to shareholders of record on May 11, 2007. The returns on average assets at December 31, 2007 and 2006 were 0.80% and 0.93%, respectively, and the returns on average equity were 7.15% and 8.72%, respectively.

Net Interest Income. Net interest income increased by $7.2 million or 37% from $19.4 million for the prior year to $26.6 million for the year ended December 31, 2007. The increase in net interest income was due primarily to significant growth in average earning assets.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the year ended December 31, 2007 was 3.72% compared to 3.95% for the prior year. The average yield on earning assets for the current period was 7.66% compared to 7.46% for the prior year and the average cost of interest-bearing funds was 4.58% compared to 4.17%. The higher funding costs, as reflected in the decline in interest rate spread from 3.29% to 3.08%, and the increased reliance on interest-bearing liabilities to fund asset growth, as shown by a decline in the ratio of average interest-earning assets to average interest-bearing liabilities from 118.88% to 116.21%, is responsible for the margin compression. There are many factors that influence net margin.

The Federal Open Market Committee (FOMC) of the Federal Reserve Bank sets monetary policy by raising and lowering short-term interest rates. After a two year period of rising short-term interest rates, rates stabilized and remained unchanged from early July 2006 through mid September 2007. Between mid-September 2007 and December 31, 2007, the FOMC lowered short-term interest rates on three occasions by a total of 100 basis points.

Approximately 52% of the Company’s loan portfolio carry variable rate pricing based on the Prime lending rate or LIBOR (London Inter Bank Offering Rate). As short-term rates fell in the later part of 2007, variable rate loans have repriced to lower rates resulting in a lower yield on average earning assets. Prior to the rate cuts, rates on new loans were trending lower based on competitive forces. The volume of new loan originations outpaced the generation of lower cost core deposits causing the Company to rely more heavily on higher cost savings and brokered deposits. This resulted in a higher cost of funds. Furthermore, as short-term interest rates began to fall, rates being charged on brokered deposits did not respond lower by the same magnitude as other short-term rates. The Company expects that rates on brokered deposits will begin to adjust to levels more in line with historical relationships to other short-term rates. As additional rate reductions occur, as expected, the net interest margin will continue to experience some compression.

Total average interest earning assets were $716.0 million for the year ended December 31, 2007, increasing by $224.2 million or 46% when compared to an average of $491.8 million for the year ended December 31, 2006. Increases in average balances by earning asset category are as follows: average loans increased by $200.7 million or 48% from $414.6 million for 2006 to $615.3 million for 2007, investment securities grew by $21.4 million or 30% from $71.2 million for 2006 to $92.6 million for 2007 and Federal funds sold and other earning assets increased $2.0 million or 34% from $6.0 million for 2006 to $8.0 million in 2007. Total average interest-bearing liabilities increased by $202.4 million with interest-bearing deposits increasing by $164.6 million or 46% and borrowings increasing by $37.8 million.

Total interest income for 2007 increased by $18.2 million to $54.9 million compared to $36.7 million for the prior year. The increase in total interest income was the result of a $17.4 million improvement from increased earning asset levels and a $735,000 increase due to higher rates. Interest income from the loan portfolio contributed the largest portion of the increase growing by $16.9 million to $50.0 million for the year. Total interest expense grew by $11.0 million, which was attributed to a $9.5 million increase from higher interest-bearing liability volumes and $1.5 million due to higher interest rates.

Provision for Loan Losses. The loan loss provision for 2007 was $1.7 million compared to $991,000 in the prior year. The increase in the loan loss provision was primarily due to the 23% increase in net loan growth. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. While net growth in the loan portfolio is the primary driver in determining the loan loss provision, there are other factors which are more fully discussed under the section entitled “Analysis of Allowance for Loan Losses.”

Non-Interest Income. For both years ended December 31, 2007 and 2006, non-interest income was $2.6 million. Non-interest income from service charges on deposit accounts and other customer service fees increased by 6% or $73,000. Earnings on cash value of life insurance increased by 66% or $151,000. While not to the same extent as experienced nationally, our markets did have a slowing in home sales activity during 2007. Revenue from fees on mortgage loan originations declined by $130,000 or 20%. The Company recognized net losses on the disposal of real estate owned and other assets of $66,000 in 2007 compared to a gain of $3,000 in 2006. Finally, in 2006, we recorded $46,000 in non-recurring revenue from the final consideration on the sale of our interest in a mortgage origination company in 2005.

Non-Interest Expenses. Non-interest expenses increased by 33% or $4.4 million to $17.8 million for 2007 compared to $13.4 million for the prior year period. The increase was due primarily to the acquisition of PCCB. Non-interest expenses for 2007 include a full year of expenses related to our Wilmington operation, whereas 2006 non-interest expenses included expenses from September through December only. Of the $4.4 million increase, $3.1 million was in personnel, occupancy and data processing which are the areas most impacted by the acquisition.

Total compensation for the year ended December 31, 2007 was $9.9 million reflecting a 35% increase compared to $7.3 million for the year ended December 31, 2006. Occupancy expenses were $2.3 million for 2007 compared to $2.0 million in 2006 increasing by $278,000 or 14%. The Company opened one new full-service branch location and relocated another during 2007. During 2006, the Company opened one new full-service office as well as acquired PCCB in August. We continue to look for strategic opportunities to expand our branch network.

Data processing expenses increased by $223,000 or 27% to $1.1 million compared to $834,000 for the prior year. The increase was due to growth in account volumes, contractual increases in data processing costs and the additional data line expenses for the new offices. Because data processing expense is tied closely to transaction and account volumes, these expenses should increase as the Company continues to grow.

Professional fees and services increased by $612,000 or 68% in 2007 to $1.5 million compared to $899,000 in 2006. The largest components of professional fees and services were directors’ fees, legal expenses, and accounting and audit expenses. The Company was subject to Section 404 of Sarbanes-Oxley Act at December 31, 2007 and incurred significant expense to document, review and test internal controls over financial reporting. The FDIC significantly increased deposit insurance assessments during 2007. We incurred $148,000 in non-recurring expenses to merge PCCB’s data processing systems into CSB’s. And finally, we experienced increases in the use of professional recruiting services and temporary employment staffing.

The total of all other non-interest expenses for the year ended December 31, 2007 was $3.1 million compared to $2.3 million for the prior year. The increase was primarily the result of the Company’s continued growth. The largest components of other non-interest expenses include office supplies and printing, advertising, and loan related fees. Management expects that as the Company continues to expand, expenses associated with these categories will increase.

Provision for Income Taxes. The Company’s provision for income taxes for 2007 was $3.5 million compared to $2.8 million for the prior year. The effective tax rates for 2007 and 2006 were 36.0% and 36.2%, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2006 AND 2005

Net Income. For the year ended December 31, 2006, the Company reported an increase in net income of 56% to $4.9 million compared to $3.1 million for the year ended December 31, 2005. Net income per diluted share increased 17% to $0.64 compared to $0.55 for the prior year period. The percentage increase in earnings per share did not mirror that of the increase in net income primarily due to the addition of 2.7 million shares from the acquisition of PCCB. Per share data for both 2006 and 2005 has been adjusted for the 10% stock dividend distributed on May 22, 2007 to shareholders of record on May 11, 2007. Returns on average assets and average equity were 0.93% and 8.72%, respectively, for the year ended December 31, 2006 compared to 0.84% and 10.34% for the prior year period.

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

Provision for Income Taxes. For 2006, the Company’s provision for income taxes was $2.8 million compared to $1.7 million for the prior year. The effective tax rates for 2006 and 2005 were 36.2% and 34.5%, respectively. The effective tax rate increased because the percentage of total income attributable to tax exempt sources declined as compared with the prior year period as well as the non-tax deductibility of stock based compensation expense of $202,000 in 2006 and none in 2005.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following table sets forth information relating to average balances of the Company's assets and liabilities for the years ended December 31, 2007, 2006 and 2005. The table reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the table, non-accrual loans are included in the average loan balance.

	For the Years Ended December 31,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
	(Dollars in thousands)
Interest-earning assets:
Loan portfolio	$615,322	$50,022	8.13%	$414,644	$33,093	7.98%	$297,045	$20,456	6.89%
Investment securities	92,629	4,454	4.81%	71,151	3,303	4.64%	55,285	2,323	4.20%
Federal funds and other interest-earning assets	8,015	396	4.94%	5,996	310	5.17%	1,531	47	3.07%

Total interest-earning assets	715,966	54,872	7.66%	491,791	36,706	7.46%	353,861	22,826	6.45%

Non-interest-earning assets	61,425			36,654			22,465

Total assets	$777,391			$528,445			$376,326

Interest-bearing liabilities:
Deposits:
Interest-bearing NOW	$33,453	324	0.97%	$37,876	553	1.46%	$39,609	416	1.05%
Money market and savings	163,321	6,536	4.00%	92,620	3,664	3.96%	46,500	985	2.12%
Time deposits	325,243	16,569	5.09%	226,978	9,990	4.40%	169,099	5,483	3.24%
Short-term borrowings	16,398	830	5.06%	16,318	844	5.17%	12,239	475	3.88%
Long-term debt	77,670	3,958	5.10%	39,906	2,206	5.53%	34,626	1,513	4.37%
Total interest-bearing liabilities	616,085	28,217	4.58%	413,698	17,257	4.17%	302,073	8,872	2.94%

Other liabilities	73,899			58,542			43,843

Total liabilities	689,984			472,240			345,916

Stockholders’ equity	87,407			56,205			30,410
Total liabilities and stockholders’ equity	$777,391			$528,445			$376,326

Net interest income and interest rate spread		$26,655	3.08%		$19,449	3.29%		$13,954	3.51%

Net interest margin			3.72%			3.95%			3.94%

Ratio of average interest-earning assets to average interest- bearing liabilities	116.21%			118.88%			117.14%

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

	Year Ended			Year Ended
	December 31, 2007 vs. 2006			December 31, 2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loan portfolio	$16,303	$626	$16,929	$9,017	$3,620	$12,637
Investment securities	1,029	122	1,151	718	262	980
Federal funds and other interest-earning assets	99	(13)	86	213	50	263

Total interest income	17,431	735	18,166	9,948	3,932	13,880

Interest expense:
Deposits:
Interest-bearing NOW	(59)	(170)	(229)	(17)	154	137
Money market and savings	2,829	43	2,872	1,429	1,250	2,679
Time deposits	4,824	1,755	6,579	2,205	2,302	4,507
Short-term borrowings	4	(18)	(14)	184	185	369
Long-term debt	1,909	(157)	1,752	253	440	693

Total interest expense	9,507	1,453	10,960	4,054	4,331	8,385

Net interest income increase (decrease)	$7,924	$(718)	$7,206	$5,894	$(399)	$5,495

NONPERFORMING ASSETS

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan in nonaccrual status. We account for loans on a nonaccrual basis when we have serious doubts about the collectibility of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At December 31, 2007, we identified 13 loans in the aggregate amount of $1.2 million as potential problem loans. The loans possess certain unfavorable characteristics which cause management some concern. These loans will continue to be closely monitored. At December 31, 2006, we identified six loans in the aggregate amount of $857,000 as potential problem loans.

At December 31, 2007, there were four foreclosed properties valued at $272,000 and twelve nonaccrual loans totaling $2.7 million. Foreclosed property is valued at the lower of appraised value or the outstanding loan balance. Interest foregone on nonaccrual loans for the year ended December 31, 2007 was approximately $73,700. At December 31, 2006, there were four foreclosed properties valued at $98,000 and two nonaccrual loans totaling $135,000. Interest foregone on nonaccrual loans for the year ended December 31, 2006 was approximately $9,900. There were no loans at December 31, 2007 or 2006 that were 90 days or more past due and still accruing interest. There were no repossessed assets at December 31, 2007 or 2006.

The table sets forth, for the period indicated, information about our nonaccrual loans, loans past due 90 days or more and still accruing interest, total nonperforming loans (nonaccrual loans plus loans past due 90 days or more and still accruing interest), and total nonperforming assets.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Nonaccrual loans	$2,726	$135	$26	$5	$159
Restructured loans	-	-	-	-	-

Total nonperforming loans	2,726	135	26	5	159

Real estate owned	272	98	22	245	-
Repossessed assets	-	-	-	48	-

Total nonperforming assets	$2,998	$233	$48	$298	$159

Accruing loans past due 90 days or more	$-	$-	$-	$-	$647

Allowance for loan losses	8,273	6,945	4,351	3,668	3,304
Nonperforming loans to period end loans	0.40%	0.02%	0.01%	0.00%	0.07%

Nonperforming loans and loans past due 90 days or more to period end loans	0.40%	0.02%	0.01%	0.00%	0.37%
Allowance for loan losses to period end loans	1.22%	1.26%	1.33%	1.42%	1.52%
Allowance for loan losses to nonperforming loans	303.45%	5,144.96%	16,960.60%	73,360.00%	2,077.99%

Allowance for loan losses to nonperforming loans and loans past due 90 days or more	303.45%	5,144.96%	16,960.60%	73,360.00%	409.93%

Nonperforming assets to total assets	0.36%	0.03%	0.01%	0.09%	0.06%
Nonperforming assets and loans past due 90 days or more to total assets	0.36%	0.03%	0.01%	0.09%	0.29%

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

Those loans that are identified through the Company’s internal loan grading system as possessing characteristics which in the opinion of management suggest the highest degree of inherent risk are evaluated individually in accordance with Statement of Financial Accounting Standards (SFAS) 114, Accounting by Creditors for Impairment of a Loan. Each loan is analyzed to determine the net value of collateral, probability of charge-off and finally a potential estimate of loss. Loans meeting the criteria for individual evaluation are specifically reserved for based on management’s analysis.

Using the data gathered during the monthly evaluation process, the model calculates an acceptable range for allowance for loan losses. Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses within that range.

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans, however, there were other factors influencing the provision. Other factors influencing the level of the allowance of loan losses included the volume of net charge-offs experienced through the year and the current level of nonperforming loans. At or for the year ended December 31, 2007, there were $356,000 in net loan charge-offs and $2.7 million in non-accrual loans compared with $84,000 in net loan charge-offs and $135,000 in nonaccrual loans at or for the year ended December 31, 2006. The allowance for loan losses at December 31, 2007 was $8.3 million, which represents 1.22% of total outstanding loans compared to $6.9 million and 1.26% for the prior year.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated:

	At December 31,
	2007		2006		2005
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)

Real estate - commercial	$3,771	51.85%	$3,920	55.36%	$1,876	52.92%
Real estate - residential	130	2.70%	121	3.67%	90	4.54%
Construction loans	2,362	27.18%	1,379	19.99%	735	14.17%
Commercial and industrial loans	1,536	10.77%	1,161	12.32%	1,138	16.03%
Home equity loans and lines of credit	334	6.69%	269	7.76%	201	10.62%
Loans to individuals	140	0.81%	95	0.90%	311	1.72%

Total allowance	$8,273	100.00%	$6,945	100.00%	$4,351	100.00%

	At December 31,
	2004		2003
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)

Real estate - commercial	$1,290	47.24%	$1,330	46.66%
Real estate - residential	44	4.50%	54	6.80%
Construction loans	718	15.09%	778	14.56%
Commercial and industrial loans	1,105	18.90%	841	17.61%
Home equity loans and lines of credit	173	12.00%	115	10.59%
Loans to individuals	338	2.27%	186	3.78%

Total allowance	$3,668	100.00%	$3,304	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table presents information regarding changes in the allowance for loan losses for the years indicated:

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of period	$6,945	$4,351	$3,668	$3,304	$1,711

Charge-offs:
Construction loans	-	-	-	15	27
Commercial real estate	213	-	34	21	-
Commercial and industrial loans	89	14	140	345	59
Residential real estate	45	64	-	34	-
Loans to individuals	15	8	9	16	13

Total charge-offs	362	86	183	431	99

Recoveries:
Commercial and industrial loans	5	1	22	57	4
Construction loans	-	-	27	-	-
Loans to individuals	1	1	10	2	8

Total recoveries	6	2	59	59	12

Net charge-offs	356	84	124	372	87

Allowance acquired from Port City Capital Bank merger	-	1,687	-	-	-

Allowance acquired from Centennial Bank merger	-	-	-	-	1,129

Provision for loan losses	1,684	991	807	736	551

Balance at the end of the year	$8,273	$6,945	$4,351	$3,668	$3,304

Total loans outstanding at year-end	$675,916	$549,819	$328,322	$257,908	$217,128

Average loans outstanding for the year	$615,322	$414,644	$297,045	$240,346	$160,134

Allowance for loan losses to loans outstanding	1.22%	1.26%	1.33%	1.42%	1.52%

Ratio of net loan charge-offs to average loans outstanding	0.06%	0.02%	0.04%	0.15%	0.05%

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

The following table summarizes the amortized costs and market value of available for sale securities at the dates indicated:

	At December 31, 2007		At December 31, 2006		At December 31, 2005
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$8,364	$8,312	$7,493	$7,385	$5,945	$5,793
Mortgage-backed securities	56,986	57,234	54,949	54,274	35,042	34,147
Municipal	24,810	24,695	22,321	22,182	15,173	15,110
Other	536	517	779	882	500	500

Total securities available for sale	$90,696	$90,758	$85,542	$84,723	$56,660	$55,550

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

At December 31, 2007, liquid assets (cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) were approximately $109.9 million, which represents 13% of total assets and 18% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $220.1 million of which $126.8 million was outstanding. At December 31, 2007, outstanding commitments for undisbursed lines of credit and letters of credit amounted to $176.0 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term. Certificates of deposit represented 57% of the Company’s total deposits at December 31, 2007. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 42% of the Company’s total deposits at year-end. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, the Company must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At December 31, 2007, the Company’s equity to asset ratio was 10.97%. All capital ratios place the subsidiary in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. CSB’s ratio of Tier 1 capital to risk-weighted assets at December 31, 2007 was 9.19%.

ASSET/LIABILITY MANAGEMENT

The primary objective of asset and liability management is to provide sustainable and growing net interest income under varying economic environments, while protecting the economic values of our balance sheet assets and liabilities from the adverse effects of changes in interest rates. Our overall interest-rate risk position is maintained within a series of policies approved by the Board and guidelines established and monitored by the Asset Liability Committee (“ALCO”).

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

Net Interest Income at Risk Analysis. The following table presents the estimated exposure of net interest income for the next twelve months, calculated as of December 31, 2007 and 2006, due to an immediate and gradual ± 200 basis point shift in then-current interest rates. Estimated incremental exposures set forth below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on the Company’s financial performance.

Net Interest Income at Risk
(dollars in thousands)	Estimated Exposure to
	Net Interest Income
Rate change	2007	2006

+200 basis points shock	$1,534	$1,925
-200 basis point shock	(2,175)	(1,285)

+200 basis point ramp	1,448	1,320
-200 basis point ramp	(1,584)	(741)

Net Economic Value of Equity Analysis. The following table presents estimated EVE exposures, calculated as of December 31, 2007 and 2006, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

Net Economic Value of Equity	Estimated Exposure to
	Net Economic Value of Equity
(dollars in thousands)
Rate Change	2007	2006

+100 basis point shock	$(257)	$(1,949)
-100 basis point shock	(1,180)	473

+200 basis point shock	(3,114)	(4,219)
-200 basis point shock	(3,674)	(973)

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

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007 that are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans or investments. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2007
	1 Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)

INTEREST-EARNING ASSETS:
Loans receivable:
Commercial mortgage loans	$150,203	$92,725	$89,075	$18,958	$350,961
Residential mortgage loans	9,403	6,449	2,167	238	18,257
Construction and development	159,684	8,186	5,721	10,428	184,019
Commercial and industrial loans	57,814	10,848	3,969	299	72,930
Home equity lines and loans	42,897	699	1,510	152	45,258
Loans to individuals	3,881	1,190	416	2	5,489
Interest-earning deposits with banks	212	-	-	-	212
Fed funds sold	97	-	-	-	97
Investment securities available for sale	21,932	24,786	16,538	27,502	90,758
Federal Home Loan Bank stock	6,791	-	-	-	6,791

Total interest-earning assets	$452,914	$144,883	$119,396	$57,579	$774,772

INTEREST-BEARING LIABILITIES:
Deposits:
Money market, NOW and savings	$190,832	$-	$-	$-	$190,832
Time	221,412	114,805	9,014	-	345,231
Short-term borrowings	10,000	-	-	-	10,000
Long-term borrowings	55,000	36,000	10,000	12,000	113,000

Total interest-bearing liabilities	$477,244	$150,805	$19,014	$12,000	$659,063

INTEREST SENSITIVITY GAP PER PERIOD	$(24,330)	$(5,922)	$100,382	$45,579	$115,709

CUMULATIVE INTEREST SENSITIVITY GAP	$(24,330)	$(30,252)	$70,130	$115,709	$115,709

CUMULATIVE GAP AS A PERCENTAGE OF TOTAL INTEREST-EARNING ASSETS	(3.14)%	(3.90)%	9.05%	14.93%	14.93%
CUMULATIVE INTEREST-EARNING ASSETS AS A PERCENTAGE OF CUMULATIVE INTEREST-BEARING LIABILITIES	94.90%	95.18%	110.84%	117.56%	117.56%

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

QUARTERLY FINANCIAL INFORMATION

The following table sets forth, for the periods indicated, certain of our consolidated quarterly financial information. This information is derived from our unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. This information should be read in conjunction with our consolidated financial statements included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period. Due to rounding, the sum of the results for the four quarters of a given year may not agree with the annual results for that year.

Quarterly Financial Data
(dollars in thousands, except per share data)

	Year Ended December 31, 2007				Year Ended December 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Operating Data:
Total interest income	$14,418	$14,095	$13,602	$12,757	$12,288	$9,522	$7,794	$7,101
Total interest expense	7,385	7,286	7,033	6,513	6,044	4,608	3,578	3,027
Net interest income	7,033	6,809	6,569	6,244	6,244	4,914	4,216	4,074
Provision for loan losses	337	666	322	359	374	182	164	270
Net interest income after provision	6,696	6,143	6,247	5,885	5,870	4,732	4,052	3,804
Non-interest income	655	690	647	629	701	695	619	596
Non-interest expense	4,577	4,402	4,623	4,220	3,979	3,432	3,104	2,871
Income before income taxes	2,774	2,431	2,271	2,294	2,592	1,995	1,567	1,529
Provision for income taxes	1,002	868	823	828	949	721	564	547
Net income	$1,772	$1,563	$1,448	$1,466	$1,643	$1,274	$1,003	$982

Securities gains/(losses)	$-	$-	$-	$-	$-	$-	$-	$-

Per Share Data:
Earnings per share- basic	$0.19	$0.17	$0.16	$0.16	$0.18	$0.17	$0.16	$0.15
Earnings per share - diluted	0.18	0.16	0.15	0.15	0.17	0.16	0.15	0.15

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007,2006 and 2005

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Crescent Financial Corporation and Subsidiary
Cary, North Carolina

We have audited the accompanying consolidated balance sheets of Crescent Financial Corporation and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crescent Financial Corporation and Subsidiary at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Crescent Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Raleigh, North Carolina
March 10, 2008

See accompanying notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Crescent Financial Corporation

We have audited Crescent Financial Corporation and Subsidiary (the “Company”)’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included, performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Crescent Financial Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Crescent Financial Corporation and Subsidiary as of and for the year ended December, 31, 2007, and our report dated March 10, 2008, expressed an unqualified opinion on those consolidated financial statements.

Raleigh, North Carolina
March 10, 2008

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

ASSETS	2007	2006

Cash and due from banks	$12,047,600	$14,295,053
Interest-earning deposits with banks	211,804	763,057
Federal funds sold	97,000	92,000
Investment securities available for sale, at fair value (Note C)	90,758,467	84,722,892

Loans (Note D)	675,916,228	549,818,548
Allowance for loan losses (Note D)	(8,273,000)	(6,945,000)
NET LOANS	667,643,228	542,873,548

Accrued interest receivable	3,761,600	3,045,840
Federal Home Loan Bank stock, at cost	6,790,700	3,582,800
Bank premises and equipment (Note E)	8,094,521	5,907,664
Investment in life insurance	9,122,697	5,683,493
Goodwill	30,233,049	30,225,549
Other assets	6,779,390	6,717,324

TOTAL ASSETS	$835,540,056	$697,909,220
LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$69,367,630	$70,420,392
Savings	110,516,217	78,379,431
Money market and NOW	80,316,251	97,343,128
Time (Note F)	345,231,215	295,738,729

TOTAL DEPOSITS	605,431,313	541,881,680

Short-term borrowings (Note G)	13,755,000	24,451,000
Long-term debt (Note G)	121,248,000	45,248,000
Accrued expenses and other liabilities	3,446,931	3,294,562
TOTAL LIABILITIES	743,881,244	614,875,242
Commitments (Notes D, H and N)

Stockholders’ Equity (Note P)
Common stock, $1 par value, 20,000,000 shares authorized; 9,404,579 shares and 8,265,136 shares issued and outstanding at December 31, 2007 and 2006, respectively	9,404,579	8,265,136
Additional paid-in capital	73,596,427	62,659,201
Retained earnings	8,619,617	12,610,588
Accumulated other comprehensive income/(loss)	38,189	(500,947)

TOTAL STOCKHOLDERS’ EQUITY	91,658,812	83,033,978

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$835,540,056	$697,909,220

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007,2006 and 2005

	2007	2006	2005
INTEREST AND FEE INCOME
Loans	$50,022,082	$33,093,487	$20,456,115
Investment securities available for sale	4,453,955	3,302,639	2,323,232
Interest-earning deposits with banks	38,161	23,837	15,298
Federal funds sold	357,878	286,473	31,948

TOTAL INTEREST AND FEE INCOME	54,872,076	36,706,436	22,826,593

INTEREST EXPENSE
Money market, NOW and savings deposits	6,860,622	4,216,641	1,401,267
Time deposits	16,568,529	9,989,995	5,483,116
Short-term borrowings	830,302	843,995	474,665
Long-term debt	3,957,782	2,206,229	1,513,180

TOTAL INTEREST EXPENSE	28,217,235	17,256,860	8,872,228

NET INTEREST INCOME	26,654,841	19,449,576	13,954,365

PROVISION FOR LOAN LOSSES (Note D)	1,684,219	990,786	806,796

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,970,622	18,458,790	13,147,569

NON-INTEREST INCOME
Mortgage origination revenue	512,152	642,188	755,300
Fees on deposit accounts	1,360,301	1,287,476	1,044,771
Earnings on life insurance	379,927	228,573	226,156
Gain (loss) on sale of securities	-	-	(16,422)
Gain (loss) on sale or disposal of assets	(65,685)	2,782	(13,000)
Other (Note J)	434,163	450,873	420,407

TOTAL NON-INTEREST INCOME	2,620,858	2,611,892	2,417,212

NON-INTEREST EXPENSE
Salaries and employee benefits	9,875,748	7,307,183	5,904,586
Occupancy and equipment	2,295,675	2,018,079	1,728,366
Data processing	1,055,640	833,923	647,685
Other (Note J)	4,595,461	3,227,363	2,480,871

TOTAL NON-INTEREST EXPENSE	17,822,524	13,386,548	10,761,508

INCOME BEFORE INCOME TAXES	9,768,956	7,684,134	4,803,273

INCOME TAXES (Note I)	3,520,200	2,780,600	1,658,900

NET INCOME	$6,248,756	$4,903,534	$3,144,373

NET INCOME PER COMMON SHARE
Basic	$0.68	$0.67	$0.58
Diluted	$0.65	$0.64	$0.55

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,211,779	7,281,016	5,402,390
Diluted	9,635,694	7,614,807	5,682,447

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total
	Shares	Amount	capital	earnings	income (loss)	equity
Balance at December 31, 2004	3,566,889	$3,566,889	$18,654,492	$4,562,681	$(6,648)	$26,777,414

Comprehensive income:
Net income	-	-	-	3,144,373	-	3,144,373
Net unrealized holding loss on available for sale securities	-	-	-	-	(675,145)	(675,145)
Total comprehensive income						2,469,228
Common stock issued pursuant to:
Stock options exercised	75,539	75,539	317,373	-	-	392,912
Stock option related tax benefits	-	-	199,800	-	-	199,800
Issuance of new stock	848,000	848,000	10,769,858	-	-	11,617,858
Stock split effected in the form of a fifteen percent stock dividend with net cash received for fractional shares	535,966	535,966	(535,964)	-	-	2
Balance at December 31, 2005	5,026,394	5,026,394	29,405,559	7,707,054	(681,793)	41,457,214
Comprehensive income:
Net income	-	-	-	4,903,534	-	4,903,534
Net unrealized holding gain on available for sale securities	-	-	-	-	180,846	180,846
Total comprehensive income						5,084,380
Common stock issued pursuant to:
Stock options exercised	44,029	44,029	211,768	-	-	255,797
Stock option related tax benefits	-	-	45,401	-	-	45,401
Expense recognized in connection with stock options and restricted stock	-	-	202,246	-	-	202,246
Issuance of restricted stock, net of deferred compensation	7,387	7,387	(7,387)	-	-	-
Shares issued in connection with business combination	2,432,374	2,432,374	33,566,001	-	-	35,998,375
Stock split effected in the form of a fifteen percent stock dividend with net cash paid for fractional shares	754,952	754,952	(764,387)	-	-	(9,435)
Balance at December 31, 2006	8,265,136	8,265,136	62,659,201	12,610,588	(500,947)	83,033,978
Comprehensive income:
Net income	-	-	-	6,248,756	-	6,248,756
Net unrealized holding gain on available for sale securities	-	-	-	-	539,136	539,136
Total comprehensive income						6,787,892
Common stock issued pursuant to:
Stock options exercised	292,790	292,790	920,948	-	-	1,213,738
Stock option related tax benefits	-	-	451,950	-	-	451,950
Expense recognized in connection with stock options and restricted stock	-	-	178,940	-	-	178,940
Issuance of restricted stock, net of deferred compensation	17,050	17,050	(17,050)	-	-	-
Forfeiture of restricted stock	(3,406)	(3,406)	3,406	-	-	-
Ten percent stock dividend with net cash paid for fractional shares	833,009	833,009	9,399,032	(10,239,727)	-	(7,686)
Balance at December 31, 2007	9,404,579	$9,404,579	$73,596,427	$8,619,617	$38,189	$91,658,812

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007,2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,248,756	$4,903,534	$3,144,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	694,559	698,754	613,388
Provision for loan losses	1,684,219	990,786	806,796
Amortization of core deposit intangible	133,349	58,384	20,901
Accretion of fair value discount on loans	(439,820)	(109,955)	-
Amortization of fair value premium on deposits	406,277	102,846	-
Deferred income taxes	(502,749)	(210,710)	(11,549)
(Gain) loss on disposition of assets	65,685	(2,782)	13,000
Loss on sale of securities	-	-	16,422
Net (accretion) amortization of premiums on securities	(98,609)	(20,023)	82,702
Net increase in cash surrender value life insurance	(339,204)	(200,180)	(200,050)
Stock based compensation	178,940	202,246	-
Change in assets and liabilities:
Increase in accrued interest receivable	(715,760)	(592,718)	(549,457)
(Increase) decrease in other assets	(303,339)	(579,977)	(116,897)
Increase in accrued interest payable	444,620	136,282	309,284
Increase (decrease) in accrued expenses and other liabilities	(292,252)	269,732	482,878

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,164,672	5,646,219	4,611,791

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(14,360,641)	(25,248,980)	(13,524,336)
Proceeds from maturities and repayments of investment securities available for sale	9,305,441	6,646,100	6,374,682
Proceeds from sale of securities available for sale	-	6,106,354	3,845,157
Loan originations and principal collections, net	(126,014,080)	(93,267,698)	(70,984,109)
Purchases of premises and equipment	(2,947,101)	(1,679,226)	(2,440,261)
Proceeds from disposals of premises and equipment	20,050	800	-
Proceeds from sales of foreclosed assets	247,996	127,450	297,978
Purchases of Federal Home Loan Bank stock	(3,207,900)	(1,163,300)	(686,200)
Investment in life insurance	(3,100,000)	-	-
Net cash (paid)/acquired in business combination	(7,500)	8,221,923	-

NET CASH USED BY INVESTING ACTIVITIES	(140,063,735)	(100,256,577)	(77,117,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits accounts	63,143,356	75,510,351	48,431,967
Net increase (decrease) in short-term borrowings	(10,696,000)	9,486,847	13,657,048
Net increase in long-term debt	76,000,000	15,000,000	2,000,000
Proceeds from sale of common stock, net	-	-	11,617,858
Proceeds from stock options exercised	1,213,738	255,797	392,912
Net cash (paid)/received for fractional shares	(7,687)	(9,435)	2
Excess tax benefits from stock options exercised	451,950	45,401	199,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	130,105,357	100,288,961	76,299,587

NET INCERASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,793,706)	5,678,603	3,794,289

CASH AND CASH EQUIVALENTS, BEGINNING	15,150,110	9,471,507	5,677,218

CASH AND CASH EQUIVALENTS, ENDING	$12,356,404	$15,150,110	$9,471,507

Supplemental information (Notes M and R)

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE A - ORGANIZATION AND OPERATIONS

On June 29, 2001, Crescent Financial Corporation (the “Company”) was formed as a holding company for Crescent State Bank (“CSB”). Upon formation, one share of the Company’s $1 par value common stock was exchanged for each of the outstanding shares of CSB’s $5 par value common stock.

CSB was incorporated December 22, 1998 and began banking operations on December 31, 1998. CSB is engaged in general commercial and retail banking in Wake, Johnston, Lee, Moore and New Hanover Counties, North Carolina, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank’s operations in Moore and New Hanover Counties are the result of the 2003 acquisition of Centennial Bank and Trust and the 2006 acquisition of Port City Capital Bank, respectively. CSB undergoes periodic examinations by those regulatory authorities.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

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

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2007.

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

Goodwill

Goodwill of $26,632,751 arose from the 2006 purchase of Port City Capital Bank. Goodwill of $3,600,298 arose from the 2003 purchase of Centennial Bank. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill acquired will not be amortized but will be subject to an annual impairment test. Goodwill recorded by the Company amounted to $30,233,049 and $30,225,549 at December 31, 2007 and 2006, respectively. During early 2007, $7,500 of Port City Capital Bank acquisition related charges were determined to relate to goodwill. There were no impairment charges recorded in 2007 or 2006 as a result of the goodwill testing.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Intangible Assets

Other intangible assets were acquired in conjunction with the 2006 purchase of Port City Capital Bank and the 2003 purchase of Centennial Bank. Subject to the provisions of SFAS No. 142, such other intangible assets, which consist solely of the deposit base premiums acquired through the purchase of these banks, are amortized over the approximate estimated lives of the related acquired deposit relationships. In accordance with the Company's estimate of the approximate lives of the acquired deposit relationships, a 10 year straight-line amortization schedule has been established for these intangible assets. The Company will continue to evaluate the amortization period and such amortization period could be revised downwards (but not upwards) in the future if circumstances warrant. The initial deposit premium related to the purchase of Port City Capital Bank was $1,124,481 and the premium related to the purchase of Centennial Bank was $209,012. The balance of the unamortized deposit premiums was $1,092,990 and $1,226,339 at December 31, 2007 and 2006, respectively. Amortization of the deposit premium amounted to $133,349, $58,384 and $20,901 for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization of the core deposit intangible is estimated to be $133,349 per year for each of the next five years, $126,383 in year six, and $112,448 annually thereafter until fully amortized.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (Continued)

2005
(Dollars in thousands)
Net income:
As reported	$3,144
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(135)

Pro forma	$3,009

Basic earnings per share:
As reported	$.58
Pro forma	$.56

Diluted earnings per share:
As reported	$.55
Pro forma	$.53

Per Share Results

During 2007, the Company declared and distributed a 10% stock dividend. During 2006 and 2005, the Company effected 23-for-20 stock splits in the form of 15% stock dividends, respectively. Basic and diluted net income per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for these stock distributions. All references herein to net income per share and weighted average shares outstanding have been adjusted to give effect to these stock distributions.

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock and are determined using the treasury stock method. For the years ended December 31, 2007, 2006 and 2005, there were 62,627, 40,791 and 9,900 outstanding stock options, respectively, which were not included in the computation of diluted earnings per share because they had no dilutive effect.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Continued)

The components of other comprehensive income and related tax effects are as follows:

	2007	2006	2005
Change in unrealized holding gains (losses) on available for sale securities	$881,765	$289,891	$(1,115,858)
Realized loss on sale of available for sale securities	-	-	16,422
Tax effect	(342,629)	(109,045)	424,291
Net of tax amount	$539,136	$180,846	$(675,145)

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

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position (“FSP”) SFAS 157-b (“FSP 157-b”), which would delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-b partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-b. The Company will adopt SFAS 157 during 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP 157-b. The partial adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards (Continued)

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 was effective for fiscal year beginning January 1, 2007, and there was no cumulative effect of applying FIN 48.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its financial position, results of operations or cash flows upon adoption.

In November 2007, the SEC issued SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 supersedes guidance provided by SAB No. 105, “Loan Commitments Accounted for as Derivative Instruments” (“SAB 105”) and provides guidance on written loan commitments accounted for at fair value through earnings. Specifically, SAB 109 addresses the inclusion of expected net future cash flows related to the associated servicing of a loan in the measurement of all written loan commitments accounted for at fair value through earnings. In addition, SAB 109 retains the SEC’s position on the exclusion of internally-developed intangible assets as part of the fair value of a derivative loan commitment originally established in SAB 105. SAB 109 is effective for fiscal years ending after December 15, 2007. The Company currently is evaluating the impact, if any, that SAB 109 may have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this Statement include: the acquisition date will be date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

 The Corporation will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management is currently evaluating the effects that SFAS 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards (Continued)

In December 2007, the FASB issued SFAS 160, Noncontrolling interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. At December 31, 2007, the Company had no noncontrolling interests in subsidiaries. Management is currently evaluating the effects, if any, that SFAS 160 will have upon adoption.

The Emerging Issues Task Force (EITF) reached a consensus at its September 2006 meeting regarding EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. This EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company has adopted the provisions of this EITF and does not believe it will have a material effect on the Company’s financial position, results of operations or cash flows.

The EITF reached a consensus at its September 2006 meeting regarding EITF 06-5, Accounting for Purchases of Life Insurance Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-5. The scope of EITF 06-5 is limited to the determination of net cash surrender value of a life insurance contract in accordance with Technical Bulletin 85-4. This EITF outlines when contractual limitations of the policy should be considered when determining the net realizable value of the contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company has evaluated this EITF and has determined that it is not applicable.

The Emerging Issues Task Force (EITF) reached a consensus at its March 2007 meeting regarding EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company has evaluated this EITF and has determined that it is not applicable.

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

Reclassifications

Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE C - INVESTMENT SECURITIES

The following is a summary of the securities portfolios by major classification:

	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$8,363,741	$18,464	$69,981	$8,312,224
Mortgage-backed	56,986,240	565,175	317,786	57,233,629
Municipals	24,810,061	136,974	251,986	24,695,049
Other equity securities	536,278	-	18,713	517,565

	$90,696,320	$720,613	$658,466	$90,758,467

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$7,493,079	$5,790	$113,998	$7,384,871
Mortgage-backed	54,949,049	154,157	828,909	54,274,297
Municipals	22,320,984	67,266	206,104	22,182,146
Other equity securities	779,398	102,180	-	881,578

	$85,542,510	$329,393	$1,149,011	$84,722,892

There were no security gains or losses in 2007 or 2006. There were gross gains from sales of securities of $538 and gross losses of $16,960 in 2005.

The following tables show investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006. The 2007 unrealized losses on investment securities relate to eleven U.S. Government agency securities, forty-one mortgage-backed securities, and twenty-six municipal securities. The 2006 unrealized losses on investment securities relate to nine U.S. Government agency securities, fifty-seven mortgage-backed securities, and thirty municipal securities. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses will reverse at maturity or prior to maturity if market interest rates decline to levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE C - INVESTMENT SECURITIES (Continued)

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$1,203,508	$3,656	$5,061,756	$66,325	$6,265,264	$69,981
Mortgage-backed	631,014	1,868	20,335,222	315,918	20,966,236	317,786
Municipals	11,201,733	206,927	4,175,358	45,059	15,377,091	251,986
Other equity securities	517,565	18,713	-	-	517,565	18,713

Total temporarily impaired securities	$13,553,820	$231,164	$29,572,336	$427,302	$43,126,156	$658,466

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$-	$-	$5,350,947	$113,998	$5,350,947	$113,998
Mortgage-backed	6,823,616	32,598	27,048,461	796,311	33,872,077	828,909
Municipals	11,531,302	79,878	4,255,378	126,226	15,786,680	206,104

Total temporarily impaired securities	$18,354,918	$112,476	$36,654,786	$1,036,535	$55,009,704	$1,149,011

At December 31, 2007 and 2006, investment securities with a carrying value of $52,731,007 and $12,146,961, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale at December 31, 2007 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value

Due within one year	$9,905,516	$9,904,522
Due after one year through five years	41,876,983	41,942,467
Due after five years through ten years	24,693,829	24,752,325
Due after ten years	13,683,714	13,641,588
Other equity securities	536,278	517,565

	$90,696,320	$90,758,467

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE C - INVESTMENT SECURITIES (Continued)

The following table presents the carrying values, intervals of maturities or repricings, and weighted average tax equivalent yields of our investment portfolio at December 31, 2007:

	Repricing or Maturing
	Less than one year	One to five years	Five to ten years	Over ten years	Total
	(Dollars in thousands)
Securities available for sale:
U. S. government agencies
Balance	$1,485	$4,594	$2,233	$-	$8,312
Weighted average yield	3.89%	4.73%	5.09%	-	4.26%
Mortgage-backed securities
Balance	$8,420	$31,744	$11,776	$5,294	$57,234
Weighted average yield	4.81%	4.99%	5.21%	5.40%	5.05%
Municipal securities
Balance	$-	$5,604	$10,743	$8,348	$24,695
Weighted average yield	-	5.48%	6.29%	6.48%	6.17%
Other
Balance	$-	$-	$-	$517	$517
Weighted average yield	-	-	-	-	-
Total
Balance	$9,905	$41,942	$24,752	$14,159	$90,758
Weighted average yield	4.67%	5.03%	5.67%	5.84%	5.29%

NOTE D - LOANS

Following is a summary of loans at December 31, 2007 and 2006.

	2007	2006

Real estate - commercial	$350,961,251	$304,822,939
Real estate - residential	18,256,566	20,223,856
Construction loans	184,019,364	110,032,772
Commercial and industrial loans	72,930,108	67,822,285
Home equity loans and lines of credit	45,258,071	42,704,279
Loans to individuals	5,488,818	4,976,566

Total loans	676,914,178	550,582,697

Less:
Deferred loan fees	(997,948)	(764,149)
Allowance for loan losses	(8,273,000)	(6,945,000)

Total	$667,643,228	$542,873,548

Loans are primarily made in the Company’s market area of North Carolina, principally Wake, Johnston, Lee, Moore, and New Hanover counties. Real estate loans can be affected by the condition of the local real estate market. Commercial and consumer and other loans can be affected by the local economic conditions.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE D - LOANS (Continued)

No loans have been restructured during 2007 or 2006. At December 31, 2007, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $4.2 million. The corresponding valuation allowance for impaired loans with a recorded investment of $3.9 million amounted to $1.1 million; no valuation allowance for the other impaired loans was considered necessary. For the year ended December 31, 2007, the average recorded investment in impaired loans was approximately $3.8 million. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was not material.

At December 31, 2006, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $2.5 million. The corresponding valuation allowance for impaired loans with a recorded investment of $2.5 million amounted to $669,000. For the year ended December 31, 2007, the average recorded investment in impaired loans was approximately $1.5 million. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was not material.

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

Loans to directors and officers as a group at December 31, 2006	$28,249,708
Net disbursements during year ended December 31, 2007	2,119,703

Loans to directors and officers as a group at December 31, 2007	$30,369,411

At December 31, 2007, the Company had pre-approved but unused lines of credit totaling $9.4 million to executive officers, directors and their related interests. No additional funds were committed to be advanced at December 31, 2007.

An analysis of the allowance for loan losses follows:

	2007	2006	2005

Balance at beginning of year	$6,945,000	$4,351,000	$3,668,000

Provision for loan losses	1,684,219	990,786	806,796

Charge-offs	(362,363)	(85,571)	(182,973)

Recoveries	6,144	2,168	59,177
Net charge-offs	(356,219)	(83,403)	(123,796)

Allowance recorded related to loans acquired in acquisition of Port City Capital Bank	-	1,686,617	-

Balance at end of year	$8,273,000	$6,945,000	$4,351,000

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE E - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2007 and 2006:

	2007	2006

Land	$2,997,306	$2,102,283
Buildings and leasehold improvements	3,937,770	3,298,026
Furniture and equipment	4,360,112	3,081,514
Less accumulated depreciation	(3,200,667)	(2,574,159)

Total	$8,094,521	$5,907,664

Depreciation and amortization amounting to $694,559 in 2007, $698,754 in 2006 and $613,388 in 2005 is included in occupancy and equipment expense.

NOTE F - DEPOSITS

The weighted average cost of time deposits was 5.09% and 4.40% at December 31, 2007 and 2006, respectively.

At December 31, 2007, the scheduled maturities of certificates of deposit are as follows:

	Less than $100,000	$100,000 or more	Total
	(In thousands)
Three months or less	$15,010	$56,529	$71,539
Over three months through one year	38,370	111,366	149,736
Over one year through three years	12,670	102,274	114,944
Over three years to five years	2,532	6,480	9,012

Total	$68,582	$276,649	$345,231

NOTE G - BORROWINGS

Borrowings are comprised of the following at December 31, 2007 and 2006:

	2007	2006
Short-term borrowings:
Federal funds purchased	$3,755,000	$6,451,000
Federal Home Loan Bank advances maturing within one year	10,000,000	18,000,000
Total short-term borrowings	$13,755,000	$24,451,000

Long-term debt:
Federal Home Loan Bank advances maturing beyond one year	$113,000,000	$37,000,000
Junior subordinated debentures	8,248,000	8,248,000
Total long-term debt	$121,248,000	$45,248,000

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE G - BORROWINGS (Continued)

Short-term Borrowings

The Company may purchase federal funds through unsecured federal funds guidance lines of credit totaling $53.0 million at December 31, 2007. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had $3,755,000 outstanding balance on the lines of credit as of December 31, 2007 compared to $6,451,000 at December 31, 2006.

A summary of selected data related to short-term borrowed funds follows:

	For the Year Ended December 31,
	2007	2006
	(Dollars in thousands)
Short-term borrowings:
Federal funds purchased:
Balance outstanding at end of year	$3,755	$6,451
Maximum amount outstanding at any month end during the year	6,652	7,603
Average balance outstanding during the year	3,661	3,258
Weighted-average interest rate during the year	5.40%	5.33%
Weighted-average interest rate at end of year	4.57%	5.63%

Federal Home Loan Bank Advances

The Company has a $167.1 million credit line available with the Federal Home Loan Bank for advances. These advances are secured by a blanket floating lien on qualifying commercial real estate, first mortgage loans and pledged investment securities with a market value of $42.8 million.

At December 31, 2007 and 2006, the Company had the following advances outstanding from the Federal Home Loan Bank of Atlanta:

Maturity	Interest Rate	Rate Type	2007	2006

December 6, 2012	4.22%	Fixed	$5,000,000	$-
July 16, 2012	3.84%	Convertible	5,000,000	5,000,000
April 12, 2010	4.58%	Fixed	7,000,000	-
May 18, 2007	5.44%	Prime Based	-	8,000,000
October 21, 2009	4.72%	Fixed	9,000,000	-
December 31, 2007	5.09%	Convertible	-	10,000,000
July 28, 2008	4.40%	Prime Based	10,000,000	10,000,000
August 21, 2009	4.71%	Fixed	10,000,000	-
September 10, 2009	4.62%	Fixed	10,000,000	-
March 9, 2012	4.29%	Convertible	10,000,000	-
March 25, 2019	4.36%	Convertible	10,000,000	10,000,000
January 28, 2019	4.43%	Convertible	12,000,000	12,000,000
August 29, 2012	4.00%	Convertible	15,000,000	-
May 18, 2012	4.49%	Convertible	20,000,000	-

			$123,000,000	$55,000,000

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE G - BORROWINGS (Continued)

Federal Home Loan Bank Advances (Continued)

At December 31, 2007 and 2006, the weighted average interest rates on the above advances were 4.40% and 5.01%, respectively. The advance maturing on July 16, 2012 and bearing interest at 3.84%, is continuously convertible every three months to a variable rate at the three month London Inter-Bank Offering Rate (“LIBOR”) if this rate is equal to or exceeds 7%. The advance maturing on July 28, 2008 bears interest at Prime less 2.81%. The advance maturing March 9, 2012 bears a fixed interest rate of 4.23% and is convertible on March 9, 2008 and every three months thereafter to a variable rate based on LIBOR. The advance maturing on March 25, 2019 bears interest at the three month LIBOR minus 50 basis points until March 25, 2009 and then will bear interest at 4.26%, at which time it becomes subject to conversion to a variable rate at the three month LIBOR. The advance maturing on January 28, 2019 bears interest at the 1 month LIBOR minus 42.5 basis points until January 27, 2009 and then bears interest at 3.90%, at which time it becomes subject to conversion to a variable rate at the three month LIBOR. The advance maturing August 29, 2012 bears a fixed interest rate of 4.00% and is convertible every three months to a variable rate based on LIBOR. The advance maturing May 18, 2012 bears a fixed interest rate of 4.49% and is convertible on May 18, 2008 and every three months thereafter to a variable rate based on LIBOR. All fixed rate advances bear the stated interest rate throughtout the life of the advance with no embedded optionality.

At December 31 ,2007, one note totaling $10,000,000, with a stated maturity of less than one year, was classified as a short-term borrowing. At December 31, 2006, two notes with maturities of less than one year were classified as short-term borrowings, totaling $18,000,000.

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

NOTE H - LEASES

The Company has entered into fourteen non-cancelable operating leases for its main office, operations center, and branch facilities. Future minimum lease payments under these leases for the years ending December 31 are approximately as follows:

2008	$1,224,000
2009	1,234,000
2010	2,062,000
2011	1,993,000
2012	1,886,000
Thereafter	26,971,000
Total	$35,370,000

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE H - LEASES (Continued)

The leases contain renewal options for various additional terms after the expiration of the initial term of each lease. The cost of such renewals is not included above. Total rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to $1,090,669, $892,734 and $743,095, respectively.

NOTE I - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Current tax provision:
Federal	$3,246,706	$2,422,394	$1,366,832
State	776,243	568,916	303,617
	4,022,949	2,991,310	1,670,449
Deferred tax provision (benefit):
Federal	(404,347)	(153,224)	(34,424)
State	(98,402)	(57,486)	22,875
	(502,749)	(210,710)	(11,549)

Provision for income taxes	$3,520,200	$2,780,600	$1,658,900

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2007	2006	2005

Tax computed at statutory rate of 34%	$3,321,445	$2,612,868	$1,633,113

Effect of state income taxes	447,375	337,544	235,976
Non-taxable income	(256,218)	(217,265)	(158,773)
Non-taxable Bank Owned Life Insurance	(115,329)	(77,169)	(77,119)
Other	122,927	124,622	25,703

	$3,520,200	$2,780,600	$1,658,900

Significant components of deferred taxes at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$3,082,684	$2,540,149
Net operating loss carryforwards	-	76,390
Premises and equipment	158,062	147,092
Rent abatement	7,759	11,807
Unrealized (gain) loss on securities	-	318,671
Fair value adjustments	250,521	305,377
Deferred compensation	342,897	260,443
Other	115,268	86,833
Net deferred tax assets	3,957,191	3,746,762

Deferred tax liabilities:
Intangible assets	(421,391)	(472,803)
Deferred loan costs	(80,021)	(30,062)
Unrealized gain on securities	(23,958)	-
Prepaid expenses	(135,117)	(107,316)

Net deferred tax liabilities	(660,487)	(610,181)

Net deferred tax asset included in other assets	$3,296,704	$3,136,581

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

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

Crescent’s federal and state income tax returns are open and subject to examination from the 2004 tax return year and forward.

NOTE J - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Distribution from mortgage company	$-	$46,099	$38,152
Brokerage referral fees	164,665	78,510	203,168
Other	269,498	326,264	179,087

Total	$434,163	$450,873	$420,407

The major components of other non-interest expense for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Postage, printing and office supplies	$550,724	$472,542	$411,673
Advertising and promotions	606,667	517,015	396,772
Professional fees and services	1,511,404	899,389	711,805
Other	1,926,666	1,328,417	960,621

Total	$4,595,461	$3,227,363	$2,480,871

NOTE K - RESERVE REQUIREMENTS

The aggregate net reserve balance maintained under the requirements of the Federal Reserve, which is non-interest bearing, was approximately $5.6 million at December 31, 2007.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized Crescent State Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The banks’ actual capital amounts and ratios as of December 31, 2007 and 2006 are presented in the table below.

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Crescent State Bank
As of December 31, 2007:

Total Capital (to Risk-Weighted Assets)	$75,165	10.32%	$58,253	8.00%	$72,216	10.00%
Tier I Capital (to Risk-Weighted Assets)	66,892	9.19%	29,126	4.00%	43,689	6.00%
Tier I Capital (to Average Assets)	66,892	8.39%	31,913	4.00%	39,877	5.00%

As of December 31, 2006:

Total Capital (to Risk-Weighted Assets)	$46,980	10.26%	$36,640	8.00%	$45,800	10.00%
Tier I Capital (to Risk-Weighted Assets)	41,774	9.12%	18,320	4.00%	27,480	6.00%
Tier I Capital (to Average Assets)	41,774	8.47%	19,717	4.00%	24,646	5.00%

Port City Capital Bank
As of December 31, 2006:

Total Capital (to Risk-Weighted Assets)	$16,002	10.69%	$11,971	8.00%	$14,964	10.00%
Tier I Capital (to Risk-Weighted Assets)	14,217	9.50%	5,985	4.00%	8,978	6.00%
Tier I Capital (to Average Assets)	14,217	8.64%	6,585	4.00%	8,232	5.00%

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE L - REGULATORY MATTERS (Continued)

The Company is also subject to these requirements. At December 31, 2007, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 10.51%, 9.37% and 8.56%, respectively. At December 31, 2006, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 11.03%, 9.88% and 9.13%, respectively.

NOTE M - BUSINESS COMBINATION

On April 6, 2006, the Company entered into a definitive agreement to acquire Port City Capital Bank in Wilmington, North Carolina. The acquisition was approved at the annual shareholders’ meeting on July 11, 2006 and the transaction took place effective with the close of business on August 31, 2006. Port City Capital Bank operated under its current name as a wholly-owned subsidiary of Crescent Financial Corporation, and with its current board of directors and management, through June 15, 2007. After close of business June 15, 2007, Port City Capital Bank was merged into Crescent State Bank. Port City Capital Bank shareholders received $3.30 in cash for each share of Port City Capital Bank stock they owned, and exchanged each share of Port City Capital Bank stock for 2.262 shares of Crescent Financial Corporation common stock. As a result of the acquisition, the Company paid $3.6 million in cash and issued 2,675,611 (adjusted for the 11-for-10 split) additional shares of stock. The acquisition was accounted for using the purchase method of accounting, with the operating results of Port City Capital Bank subsequent to August 31, 2006 included in the Company’s financial statements.

The following table reflects the unaudited proforma combined results of operations for the years ended December 31, 2006 and 2005, assuming the acquisition had occurred at the beginning of fiscal year 2005.

	2006	2005

Net interest income	$26,250,692	$18,802,822
Net income	6,833,502	4,960,512

Net income per share:
Basic	$0.68	$0.62
Diluted	0.65	0.59

The proforma net income for the year ended December 31, 2006 does not reflect approximately $1,575,000 in merger related costs incurred by Port City Capital Bank. In management’s opinion, these unaudited results are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal 2005.

A summary of the total purchase price of the transaction is as follows:

Fair value of common stock issued	$31,669,470
Fair value of common stock options issued	4,328,905
Cash paid for shares	3,550,620
Transaction costs paid in cash	617,005

Total purchase price	$40,166,000

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE M - BUSINESS COMBINATION (Continued)

A summary of the fair value of assets acquired and liabilities assumed is as follows:

Cash and cash equivalents	$12,382,048
Investment securities available for sale	16,366,192
Stock in FHLB of Atlanta	286,100
Loans receivable, net	126,715,970
Premises and equipment	84,775
Deferred tax asset	817,430
Goodwill	26,632,751
Core deposit intangible	1,124,481
Other assets	794,477
Deposits	(144,187,695)
Other liabilities	(850,529)

Net assets acquired	$40,166,000

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2007 is as follows (amounts in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$125,321
Undisbursed equity lines of credit	45,242
Financial standby letters of credit	5,771
Commitment to invest in Small Business Investment Corporation	413

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE O - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Accrued Interest Receivable and Accrued Interest Payable

The carrying amounts of accrued interest receivable and payable approximate fair value, because of the short maturities of these instruments.

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2007 and 2006:

	2007		2006
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	$12,356,404	$12,356,404	$15,150,110	$15,150,110
Investment securities	90,758,467	90,758,467	84,722,892	84,722,892
Federal Home Loan Bank stock	6,790,700	6,790,700	3,582,800	3,582,800
Loans, net	667,643,228	667,893,000	542,873,548	538,653,000
Investment in life insurance	9,122,697	9,122,697	5,683,493	5,683,493
Accrued interest receivable	3,761,600	3,761,600	3,045,840	3,045,840

Financial liabilities:
Deposits	605,431,312	593,257,000	541,881,680	523,783,000
Short-term borrowings	13,755,000	13,755,000	24,451,000	24,451,000
Long-term borrowings	121,248,000	134,589,000	45,248,000	38,620,000
Accrued interest payable	1,682,428	1,682,428	1,237,808	1,237,808

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS

All information presented under this caption has been adjusted for the effects of the stock dividend and the stock splits effected in the form of stock dividends discussed in Note B under the caption Per Share Results. During 1999 the Company adopted, with shareholder approval, an Employee Stock Option Plan (the “Employee Plan”) and a Director Stock Option Plan (the “Director Plan”). During 2002 and 2005, with shareholder approval, the Company amended the Employee plan to increase the number of shares available under the plan. In 2003, in conjunction with the merger between Crescent and Centennial Bank of Southern Pines, stock options approved under Centennial’s Plan were acquired by Crescent. Certain of the options granted under the Director Plan vested immediately at the time of grant. All other options granted vested twenty-five percent at the grant date, with the remainder vesting over a three-year period. All unexercised options expire ten years after the date of grant.

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

At the Company’s annual meeting on July 11, 2006, the shareholders approved the 2006 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”) to replace the previous plans. This plan authorizes 368,500 shares of the common stock of Crescent to be issued in the form of incentive stock option grants, non-statutory stock option grants, restricted stock grants, long term incentive compensation units, or stock appreciation rights. In the event that the number of shares of common stock that remain available for future issuance under the Plan as of December 31, 2007 and as of the last day of each calendar year commencing thereafter, is less than 1.5% of the total number of shares of common stock issued and outstanding as of such date (the “Replacement Amount”), then the Plan Pool shall be increased as of such date by a number of shares of common stock equal to the Replacement Amount. At December 31, 2007, there were 307,886 unissued options in this plan.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

The share-based awards granted under the aforementioned plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the plans due to their dissimilar characteristics. The Company funds the option shares and restricted stock from authorized but un-issued shares.

Stock Option Plans

A summary of the Company’s option plans as of and for the years ended December 31, 2007, adjusted for the stock split effected in the form of a 10% stock dividend distributed in May 2007, is as follows:

	Outstanding Options		Exercisable Options
	Number	Weighted Average Option Price	Number	Weighted Average Option Price

Options outstanding, beginning of year	1,057,370	$4.90	1,031,499	$4.75
Granted/vested	24,050	11.16	22,383	11.16
Exercised	(322,900)	4.54	(322,900)	4.54
Forfeited	(3,981)	11.20	(2,049)	11.70
Options outstanding, end of year	754,539	$5.22	728,933	$5.00

The weighted average remaining life of options outstanding and options exercisable at December 31, 2007 is 4.51 years and 4.35 years, respectively.

The following table provides the range of exercise prices for options outstanding and exercisable at December 31, 2007:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable

$ 3.93 - $ 6.13	657,375	657,375
$ 6.14 - $ 8.33	21,444	21,444
$ 8.34 - $ 10.53	13,093	13,093
$ 10.54 - $ 12.72	62,627	37,021
	754,539	728,933

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

The assumptions used in estimating fair values, together with the estimated per share value of options granted are displayed below:

	2007	2006	2005

Assumptions in estimating option values:
Risk-free interest rate	4.68%	4.58%	4.36%
Dividend yield	0%	0%	0%
Volatility	31.63%	34.24%	36.50%
Expected life	7 years	7 years	7 years

The weighted average grant date fair value of options	$4.88	$5.48	$5.68

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

Compensation cost charged to income was approximately $99,000 and $196,000 for the years end December 31, 2007, 2006 in accordance with SFAS No. 123R. SFAS No. 123R was adopted beginning in 2006 and therefore no compensation expense was recognized in 2005. Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 were $1,214,000, $256,000 and $393,000, respectively. The actual tax benefit in stockholders equity realized for the tax deductions from option exercise of the share-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 totaled $452,000, $45,000 and $200,000, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $1,987,000, $351,000 and $772,000, respectively. The aggregate intrinsic value of both total options outstanding and exercisable options at December 31, 2007 was $3,098,000. As of December 31, 2007, there was $142,000 of unrecognized compensation cost related to the nonvested stock option plans. That cost is expected to be recognized as follows: $82,000 in 2008, $43,000 in 2009 and $17,000 in 2010.

Stock Award Plans

A summary of the status of the Company’s non-vested stock awards as of December 31, 2007, and changes during the year then ended is presented below:

	Shares	Weighted average grant date fair value

Non-vested – December 31, 2006	8,125	$12.31
Granted	17,050	12.62
Vested	-	-
Forfeited	3,406	12.33
Non-vested – December 31, 2007	21,769	$12.55

The total fair value of restricted stock grants issued during the year ended December 31, 2007 was $201,550. There were no restricted stock grants vested during the year.

As of December 31, 2007, there was $193,082 of unrecognized compensation cost related to the nonvested stock award plan. That cost is expected to be recognized over a weighted average period of 3.7 years.

Supplemental Retirement

During 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP) for its senior executives. The Company has purchased life insurance policies in order to provide future funding of benefit payments. Plan benefits will accrue and vest during the period of employment and will be paid in monthly benefit payments over the officer’s remaining life commencing with the officer’s retirement at any time after attainment of age sixty to sixty-five, depending on the officer. Expenses for the years ended December 31, 2007, 2006 and 2005 were $241,934, $87,657 and $80,022, respectively. The accrued liability of the plan at December 31, 2007 and 2006 was $505,818 and $263,884, respectively.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan which provides for participation by substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code. The plans provide for employee contributions up to $15,500 of the participant's annual salary and an employer contribution of 100% matching of the first 6% of pre-tax salary contributed by each participant. The Company may make additional discretionary profit sharing contributions to the plan on behalf of all participants; in 2005 the Company declared an $80,000 discretionary contribution. There were no discretionary contributions for 2007 or 2006. Amounts deferred above the first 6% of salary are not matched by the Company. Expenses related to these plans for the years ended December 31, 2007, 2006 and 2005 were $286,778, $269,058 and $172,450, respectively.

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

NOTE Q - PARENT COMPANY FINANCIAL DATA

Condensed balance sheets as of December 31, 2007 and 2006, and related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2007 are as follows:

Condensed Balance Sheets
December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and due from banks	$1,475,753	$4,218,479
Investment in subsidiaries	98,514,864	87,188,534
Other assets	96,046	73,694

TOTAL ASSETS	$100,086,663	$91,480,707

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accrued interest payable	$164,377	$166,963
Due to former Centennial Shareholders	15,474	27,113
Accrued expenses and other liabilities	-	4,653
Subordinated debentures	8,248,000	8,248,000

TOTAL LIABILITIES	8,427,851	8,446,729

Stockholders' equity:
Common stock	9,404,579	8,265,136
Additional paid-in capital	73,596,427	62,659,201
Retained earnings	8,619,617	12,610,588
Accumulated other comprehensive income/(loss)	38,189	(500,947)

TOTAL STOCKHOLDERS’ EQUITY	91,658,812	83,033,978

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,086,663	$91,480,707

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE Q - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Operations
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Equity in earnings of subsidiaries	$6,688,256	$4,988,649	$3,397,675
Interest income	169,130	630,505	233,179
Dividend income	21,200	20,669	16,238
Other miscellaneous income	-	23,286	803
Interest expense	(738,485)	(720,822)	(573,438)
Other operating expenses	(118,245)	(81,853)	(59,784)
Income tax benefit (expense)	226,900	43,100	129,700

Net income	$6,248,756	$4,903,534	$3,144,373

Condensed Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$6,248,756	$4,903,534	$3,144,373
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization	33,400	33,400	33,400
Stock based compensation	178,940	202,246	-
Equity in earnings of Crescent State Bank	(6,688,256)	(4,194,284)	(3,397,675)
Equity in earnings of Port City Capital Bank	-	(794,365)	-
Changes in assets and liabilities:
Increase in other assets	(55,752)	5,068	(10,765)
Increase (decrease) in accrued interest payable	(2,586)	24,112	40,983
Increase (decrease) in accrued expenses and other liabilities	(16,292)	(17,660)	(76,467)

Net cash provided (used) by operating activities	(301,790)	162,051	(266,151)

Cash flows from investing activities:
Investment in Subsidiaries	(4,098,938)	(8,770,879)	(1,750,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	-	11,617,858
Proceeds from exercise of stock options	1,213,738	255,797	392,912
Excess tax benefits from stock options exercised	451,950	45,401	199,800
Cash (paid) received in lieu of fractional shares	(7,686)	(9,435)	2

Net cash provided by financing activities	1,658,002	291,763	12,210,572

Net increase (decrease) in cash and cash equivalents	(2,742,726)	(8,317,065)	10,194,421

Cash and cash equivalents, beginning	4,218,479	12,535,544	2,341,123

Cash and cash equivalents, ending	$1,475,753	$4,218,479	$12,535,544

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

NOTE R - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

	2007	2006	2005

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$27,772,615	$17,120,578	$8,562,944
Income taxes	$3,928,000	$2,655,001	$1,330,000

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed assets	$479,814	$199,900	$48,300
Increase (decrease) in fair value of securities available for sale, net of tax	$539,136	$180,846	$(675,145)

The fair value of assets acquired and liabilities assumed in the PCCB merger are presented in Note M.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Registrant’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Registrant’s disclosure controls and procedures as of December 31, 2007. Based on their evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Registrant’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Registrant’s internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Registrant’s internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO). Management’s assessment included an evaluation of the design of the Registrant’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, management determined that, as of December 31, 2007, it maintained effective internal control over financial reporting.

The effectiveness of the Registrant's internal control over financial reporting as of December 31, 2007, has been audited by Dixon Hughes PLLC, an independent registered public accounting firm, as stated in their report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Registrant’s internal controls or in other factors that could materially affect these controls subsequent to the date of the most recent evaluation of these controls by the Registrant’s Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to deficiencies and weaknesses.

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the discussion under the headings “Proposal 1: Election of Directors,” “Executive Compensation – Executive Officers,” “Director Relationships,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors – Audit Committee” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC.

The Registrant has adopted a Code of Ethics that applies, among others, to its principal executive officer and principal financial officer. The Registrant’s Code of Ethics is available at www.crescentstatebank.com.

ITEM 11 - EXECUTIVE COMPENSATION

Incorporated by reference from the discussion under the heading “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the discussion under the heading “Beneficial Ownership of Voting Securities” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC.

Stock Option Plans

Set forth below is certain information regarding the Registrant’s various stock option plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	754,539	$5.22	307,886

Equity compensation plans not approved by security holders	None	None	None

Total	754,539	$5.22	307,886

See additional information in Note P under the heading "Employee and Director Benefit Plans - Stock Option Plans" in Item 8 of this report.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the discussion under the headings “Director Independence” and “Indebtedness of and Transactions with Management” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from pages the discussion under the heading “Proposal 2: Ratification of Independent Public Accountants” and “Audit Committee Report” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

(1) and (2) Lists of Financial Statements and Schedules

The following consolidated financial statements of the Registrant are filed as a part of this report:

•	Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006
•	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
•	Notes to Consolidated Financial Statements
•	Report of Independent Registered Public Accounting Firm

(3) Listing of Exhibits

Exhibits filed with this report are listed in the Index to Exhibits. The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this report:

•	1999 Incentive Stock Option Plan
•	1999 Nonqualified Stock Option Plan for Directors
•	Employment Agreement between the Registrant and Michael G. Carlton
•	Employment Agreement between the Registrant and Bruce W. Elder
•	Employment Agreement between the Registrant and Thomas E. Holder, Jr.
•	Employment Agreement between the Registrant and Ray D. Vaughn
•	Employment Agreement between the Registrant and W. Keith Betts
•	Salary Continuation Agreement with Michael G. Carlton
•	Salary Continuation Agreement with Bruce W. Elder
•	Salary Continuation Agreement with Thomas E. Holder, Jr.
•	Salary Continuation Agreement with Ray D. Vaughn
•	Salary Continuation Agreement with W. Keith Betts
•	Endorsement Split Dollar Agreement with Michael G. Carlton
•	Endorsement Split Dollar Agreement with Bruce W. Elder
•	Endorsement Split Dollar Agreement with Thomas E. Holder, Jr.
•	Endorsement Split Dollar Agreement with Ray D. Vaughn
•	Endorsement Split Dollar Agreement with W. Keith Betts
•	Crescent State Bank Directors’ Compensation Plan
•	2006 Omnibus Stock Ownership and Long Term Incentive Plan

(b) Exhibits

Exhibits filed with this report are listed in the Index to Exhibits.

SIGNATURES

In accordance with the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION
Registrant

	By:	/s/ Michael G. Carlton
Michael G. Carlton
Date: March 10, 2008		President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael G. Carlton Michael G. Carlton, President and Chief Executive Officer, Director	March 7, 2008

/s/ Bruce W. Elder Bruce W. Elder, Vice President (Principal Accounting Officer)	March 7, 2008

/s/ Brent D. Barringer Brent D. Barringer, Director	March 7, 2008

/s/ William H. Cameron William H. Cameron, Director	March 7, 2008

/s/ Bruce I. Howell Bruce I. Howell, Director	March 7, 2008

/s/ James A. Lucas James A. Lucas, Director	March 7, 2008

/s/ Kenneth A. Lucas Kenneth A. Lucas, Director	March 7, 2008

/s/ Sheila Hale Ogle Sheila Hale Ogle, Director	March 7, 2008

/s/ Charles A. Paul Charles A. Paul, Director	March 7, 2008

/s/ Francis R. Quis, Jr. Francis R. Quis, Jr., Director	March 7, 2008

/s/ Jon S. Rufty Jon S. Rufty, Director	March 7, 2008

/s/ Jon T. Vincent Jon T. Vincent, Director	March 7, 2008

/s/ Stephen K. Zaytoun Stephen K. Zaytoun, Director	March 7, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit

3(i)	Articles of Incorporation.	*

3(ii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	1999 Incentive Stock Option Plan	**

10(ii)	1999 Nonqualified Stock Option Plan	**

10(iii)	Employment Agreement Michael G. Carlton	Filed Herewith

10(iv)	Employment Agreement of Bruce W. Elder	Filed Herewith

10(v)	Employment Agreement of Thomas E. Holder, Jr.	Filed Herewith

10(vi)	Amended and Restated Trust Agreement of Crescent Financial Capital Trust I	***

10(vii)	Indenture	***

10(viii)	Junior Subordinated Debenture	***

10(ix)	Guarantee Agreement	***

10(x)	Salary Continuation Agreement with Michael G. Carlton	Filed Herewith

10(xi)	Salary Continuation Agreement with Bruce W. Elder	Filed Herewith

10(xii)	Salary Continuation Agreement with Thomas E. Holder, Jr.	Filed Herewith

10(xiii)	Endorsement Split Dollar Agreement with Michael G. Carlton	***

10(xiv)	Endorsement Split Dollar Agreement with Bruce W. Elder	***

10(xv)	Endorsement Split Dollar Agreement with Thomas E. Holder, Jr.	***

10(xvi)	Crescent State Bank Directors’ Compensation Plan	****

10(xvii)	Salary Continuation Agreement with Ray D. Vaughn	Filed herewith

10(xviii)	Salary Continuation Agreement with W. Keith Betts	Filed herewith

10(xix)	Employment Agreement with Ray D. Vaughn	Filed herewith

10(xx)	Employment Agreement of W. Keith Betts	Filed herewith

10(xxi)	Endorsement Split Dollar Agreement with Ray D. Vaughn.	Filed Herewith

10(xxii)	Endorsement Split Dollar Agreement with W. Keith Betts.	Filed Herewith

21	Subsidiaries	Filed herewith

23	Consent of Dixon Hughes PLLC	Filed herewith

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Filed herewith

99(i)	Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders	*****

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