Form 10-K/A
period 2007-12-31
CRESCENT FINANCIAL CORP
filed 2008-04-30
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-K so as to include the appropriate certifications required by Exchange Act Rule 13a-14(a). Our original Form 10-K filing included certifications that omitted the relevant language pertaining to the Registrant’s internal controls and procedures.

ITEM 15 - Exhibits, financial statement schedules

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

CRESCENT FINANCIAL CORPORATION
Registrant

By:  /s/ Michael G. Carlton
Michael G. Carlton
Date: April 29, 2008    President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael G. Carlton Michael G. Carlton, President and Chief Executive Officer, Director	April 29, 2008

/s/ Bruce W. Elder Bruce W. Elder, Vice President (Principal Accounting Officer)	April 29, 2008

/s/ Brent D. Barringer Brent D. Barringer, Director	April 29, 2008

/s/ William H. Cameron William H. Cameron, Director	April 29, 2008

/s/ Bruce I. Howell Bruce I. Howell, Director	April 29, 2008

/s/ James A. Lucas James A. Lucas, Director	April 29, 2008

/s/ Kenneth A. Lucas Kenneth A. Lucas, Director	April 29, 2008

/s/ Sheila Hale Ogle Sheila Hale Ogle, Director	April 29, 2008

/s/ Charles A. Paul Charles A. Paul, Director	April 29, 2008

/s/ Francis R. Quis, Jr. Francis R. Quis, Jr., Director	April 29, 2008

/s/ Jon S. Rufty Jon S. Rufty, Director	April 29, 2008

/s/ Jon T. Vincent Jon T. Vincent, Director	April 29, 2008

/s/ Stephen K. Zaytoun Stephen K. Zaytoun, Director	April 29, 2008

EXHIBIT INDEX
Exhibit Number	Exhibit

3(i)	Articles of Incorporation.	*

3(ii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	1999 Incentive Stock Option Plan	**

10(ii)	1999 Nonqualified Stock Option Plan	**

10(iii)	Employment Agreement Michael G. Carlton	*****

10(iv)	Employment Agreement of Bruce W. Elder	*****

10(v)	Employment Agreement of Thomas E. Holder, Jr.	*****

10(vi)	Amended and Restated Trust Agreement of Crescent Financial Capital Trust I	***

10(vii)	Indenture	***

10(viii)	Junior Subordinated Debenture	***

10(ix)	Guarantee Agreement	***

10(x)	Salary Continuation Agreement with Michael G. Carlton	*****

10(xi)	Salary Continuation Agreement with Bruce W. Elder	*****

10(xii)	Salary Continuation Agreement with Thomas E. Holder, Jr.	*****

10(xiii)	Endorsement Split Dollar Agreement with Michael G. Carlton	***

10(xiv)	Endorsement Split Dollar Agreement with Bruce W. Elder	***

10(xv)	Endorsement Split Dollar Agreement with Thomas E. Holder, Jr.	***

10(xvi)	Crescent State Bank Directors’ Compensation Plan	****

10(xvii)	Salary Continuation Agreement with Ray D. Vaughn	*****

10(xviii)	Salary Continuation Agreement with W. Keith Betts	*****

10(xix)	Employment Agreement with Ray D. Vaughn	*****

10(xx)	Employment Agreement of W. Keith Betts	*****

10(xxi)	Endorsement Split Dollar Agreement with Ray D. Vaughn.	*****

10(xxii)	Endorsement Split Dollar Agreement with W. Keith Betts.	*****

21	Subsidiaries	*****

23	Consent of Dixon Hughes PLLC	*****

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act	*****

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act	*****

99(i)	Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders	******

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

** Incorporated by reference to the Registrant’s Registration Statement on Form S-8 as filed with the SEC on September 5, 2001.

*** Incorporated by reference from Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.

**** Incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 28, 2006.

***** Incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 11, 2008.

****** Filed with the Securities and Exchange Commission pursuant to Rule 14a-6.