Form 10-Q
period 2008-03-31
CRESCENT FINANCIAL CORP
filed 2008-05-07
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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
Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $1.00 par value
9,520,631 shares outstanding as of April 29, 2008

Page No.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Consolidated Balance Sheets March 31, 2008 (unaudited) and December 31, 2007	3

Consolidated Statements of Operations Three Months Ended March 31, 2008 and 2007 (unaudited)	4

Consolidated Statements of Cash Flows Three Months Ended March 31, 2008 and 2007 (unaudited)	5

Notes to Consolidated Financial Statements	6 - 9

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 – 22

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	23

Item 4 - Controls and Procedures	23

Part II. Other Information

Item 1 – Legal Proceedings	24

Item 1a – Risk Factors	24

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3 – Defaults Upon Senior Debt	24

Item 4 – Submission of Matters to a Vote of Security Holders	24

Item 5 – Other Information	24

Item 6 - Exhibits	24

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007*

ASSETS
Cash and due from banks	$14,088,431	$12,047,600
Interest-earning deposits with banks	387,323	211,804
Federal funds sold	467,000	97,000
Investment securities available for sale at fair value	94,854,874	90,758,467
Loans	710,544,547	675,916,228
Allowance for loan losses	(8,425,000)	(8,273,000)
NET LOANS	702,119,547	667,643,228
Accrued interest receivable	3,267,523	3,761,600
Federal Home Loan Bank stock, at cost	7,039,000	6,790,700
Bank premises and equipment, net	9,965,995	8,094,521
Investment in life insurance	9,210,136	9,122,697
Goodwill	30,233,049	30,233,049
Other assets	9,460,216	6,779,390

TOTAL ASSETS	$881,093,094	$835,540,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$65,890,041	$69,367,630
Savings	88,981,672	110,516,217
Money market and NOW	106,109,148	80,316,251
Time	392,240,647	345,231,215
TOTAL DEPOSITS	653,221,508	605,431,313

Short-term borrowings	10,000,000	13,755,000
Long-term borrowings	121,248,000	121,248,000
Accrued expenses and other liabilities	3,285,602	3,446,931

TOTAL LIABILITIES	787,755,110	743,881,244
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding;	-	-
Common stock, $1 par value, 20,000,000 shares authorized; 9,496,555 shares outstanding March 31, 2008; 9,404,579 shares outstanding December 31, 2007	9,496,555	9,404,579
Additional paid-in capital	73,698,725	73,596,427
Retained earnings	9,478,141	8,619,617
Accumulated other comprehensive income (Note D)	664,563	38,189

TOTAL STOCKHOLDERS’ EQUITY	93,337,984	91,658,812
COMMITMENTS (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$881,093,094	$835,540,056

* Derived from audited consolidated financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended March 31, 2008 and 2007

	2008	2007
INTEREST INCOME
Loans	$12,471,592	$11,575,394
Investment securities available for sale	1,206,442	1,060,455
Federal funds sold and interest-earning deposits	43,634	121,396

TOTAL INTEREST INCOME	13,721,668	12,757,245

INTEREST EXPENSE
Deposits	5,708,860	5,561,000
Short-term borrowings	116,679	290,135
Long-term borrowings	1,372,173	661,935

TOTAL INTEREST EXPENSE	7,197,712	6,513,070

NET INTEREST INCOME	6,523,956	6,244,175
PROVISION FOR LOAN LOSSES	806,395	359,147

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,717,561	5,885,028

NON-INTEREST INCOME
Mortgage origination revenue and other loan fees	171,908	115,007
Fees on deposit accounts	381,670	347,654
Earnings on life insurance	98,732	83,470
Loss on disposal of assets	(9,047)	(941)
Other	165,286	83,690
TOTAL NON-INTEREST INCOME	808,549	628,880

NON-INTEREST EXPENSE
Salaries and employee benefits	2,804,130	2,404,298
Occupancy and equipment	662,716	547,937
Data processing	271,093	260,725
Other	1,283,239	1,007,438

TOTAL NON-INTEREST EXPENSE	5,021,178	4,220,398

INCOME BEFORE INCOME TAXES	1,504,932	2,293,510

INCOME TAX EXPENSE	504,600	827,900

NET INCOME	$1,000,332	$1,465,610

NET INCOME PER COMMON SHARE (Note C)
Basic	$.11	$.16
Diluted	$.10	$.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note C)
Basic	9,417,694	9,093,392
Diluted	9,678,841	9,611,833

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,000,332	$1,465,610
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	177,511	178,961
Provision for loan losses	806,395	359,147
Amortization of core deposit premium	33,337	33,337
Loss on disposal of assets	9,047	941
Net amortization (accretion) of premiums/discounts on securities	(30,657)	(19,827)
Accretion of loan discount	(109,955)	(109,955)
Amortization of deposit premium	46,387	101,569
Net increase in cash value of life insurance	(87,439)	(74,375)
Stock based compensation	49,087	41,812
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	494,077	(216,810)
Increase in other assets	(1,058,641)	(439,825)
Increase in accrued interest payable	18,567	53,775
Decrease in other liabilities	(321,704)	(169,448)
TOTAL ADJUSTMENTS	26,012	(260,698)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	1,026,344	1,204,912

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(7,293,615)	(3,446,358)
Principal repayments of investment securities available for sale	4,247,188	2,372,779
Purchase of Federal Home Loan Bank stock	(248,300)	(597,900)
Net increase in loans	(37,221,230)	(36,247,116)
Investment in life insurance	-	(3,100,000)
Purchases of bank premises and equipment	(2,058,031)	(981,745)

NET CASH USED BY INVESTING ACTIVITIES	(42,573,988)	(42,000,340)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits:
Demand	(3,477,589)	3,706,424
Savings	(21,534,545)	17,365,031
Money market and NOW	25,792,897	3,744,458
Time deposits	46,963,044	23,210,123
Net decrease in short-term borrowings	(3,755,000)	(6,451,000)
Net increase in long-term borrowings	-	10,000,000
Proceeds from stock options exercised	127,787	106,492
Excess tax benefits from stock options exercised	17,400	61,700

NET CASH PROVIDED BY FINANCING ACTIVITIES	44,133,994	51,743,228

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,586,350	10,947,800

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,356,404	15,150,110

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,942,754	$26,097,910

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION
In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”) and its wholly owned subsidiary, Crescent State Bank (the “Bank”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2007 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS
At March 31, 2008, commitments are as follows:

Undisbursed lines of credit	$175,349,000
Stand-by letters of credit	6,372,000
Undisbursed commitment to purchase additional investment in Small Business Investment Corporation	413,000

NOTE C – PER SHARE RESULTS
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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

	Three months ended March 31,
	2008	2007

Weighted average number of shares used in computing basic net income per share	9,417,694	9,093,392
Effect of dilutive stock options	261,147	518,441

Weighted average number of shares used in computing diluted net income per share	9,678,841	9,611,833

For the three month period ended March 31, 2008, there were 65,720 options that were anti-dilutive. For the three month period ended March 31, 2007, there were 1,725 options that were anti-dilutive.

NOTE D - COMPREHENSIVE INCOME
For the three months ended March 31, 2008 and 2007, total comprehensive income, consisting of net income and unrealized securities gains, net of taxes, was approximately $1,627,000 and $1,797,000, respectively.

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standard (SFAS) No. 159 “The Fair Value Option Financial Assets and Financial Liabilities”
The Company adopted the provisions of SFAS 159 effective January 1, 2008 which became effective in February 2007. SFAS 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Changes in fair value from one period to the next are recognized through the income statement. This election can generally be applied on an instrument by instrument basis. The Company chose not to account for any financial assets or liabilities under the fair value option.

Statement of Financial Accounting Standard (SFAS) No. 157 "Fair Value Measurement"
In connection with the adoption of SFAS 159, the Company was required to adopt SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

Fair Value Hierarchy
Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.
•
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the foreclosed asset as nonrecurring Level 3.

Goodwill and Other Intangible Assets
Goodwill and identified intangible assets are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Corporation classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of March 31, 2008:

Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$94,854,874	$466,182	$94,388,692	$-
Impaired loans	$2,416,997	$-	$1,963,149	$453,848
Other assets	$2,320,352	$-	$2,320,352	$-

As of March 31, 2008, the Bank identified $4.6 million in impaired loans. Of these impaired loans, $3.2 million had specific loss allowance aggregating $807,000.

Emerging Issues Task Force (EITF) No. 06-4 "Accounting for Deferred Compensation and Postretirement benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements"
In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4. EITF 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”. The Company adopted EITF 06-4 on January 1, 2008, and in connection therewith recorded a liability of $142,000 as a reduction of retained earnings. Subsequent increases in this liability will be reflected as an expense in determining operating results.

Statement of Financial Accounting Standard (SFAS) No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133"
In March 2008, the FASB issued SFAS No. 161. SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133). The Company does not currently utilize derivative instruments for hedging activities and therefore does not expect the adoption of the provisions of SFAS 161 to have a material effect on the Corporation’s financial condition and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the periods ended March 31, 2008 and 2007. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2008 AND
DECEMBER 31, 2007

Total assets at March 31, 2008 are $881.1 million compared with $835.5 million at December 31, 2007. Earning assets are 92% of total assets at both dates with $813.3 million at March 31, 2008 and $773.8 million at December 31, 2007. Components of earning assets at March 31, 2008 are $710.5 million in gross loans, $101.9 million in investment securities and Federal Home Loan Bank (FHLB) stock and $854,000 in overnight investments and interest bearing deposits with correspondent banks. Earning assets at December 31, 2007 consisted of $675.9 million in gross loans, $97.5 million in investment securities and FHLB stock and $309,000 in overnight investments and interest bearing deposits. Total deposits and stockholders’ equity at March 31, 2008 were $653.2 million and $93.3 million, respectively, compared to $605.4 million and $91.7 million at December 31, 2007.

During the first quarter of 2008, gross loans outstanding increased by $34.5 million or 5%. The commercial real estate mortgage category experienced the most significant dollar growth during the three-month period increasing $35.8 million or 10% from $350.4 million to $386.2 million. Home equity loans and lines outstanding increased by $2.7 million or 6% growing from $45.3 million to $48.0 million. Residential mortgage loans, consumer loans and construction and development loans increased by $882,000, $616,000 and $558,000, respectively. The commercial and industrial loan portfolio experienced a $5.9 million decline during the first quarter. The composition of the loan portfolio, by category, as of March 31, 2008 is 54% commercial mortgage loans, 26% construction loans, 9% commercial loans, 7% home equity loans and lines, 3% residential mortgage loans and 1% consumer loans. The composition of the loan portfolio, by category, as of December 31, 2007 was 55% commercial mortgage loans, 20% construction loans, 12% commercial loans, 8% home equity loans and lines, 4% residential real estate mortgage loans and 1% consumer loans.

The Company had an allowance for loan losses at March 31, 2008 of $8.4 million or 1.19% of outstanding loans compared to $8.3 million or 1.24% at December 31, 2007. At March 31, 2008, there were five loans totaling $257,000 in non-accrual status. There were no loans past due 90 days or more and still accruing interest at March 31, 2008. Non-performing loans as a percentage of total loans at March 31, 2008 were 0.04%. There were twelve loans totaling $2.7 million in non accrual status at December 31, 2007. During the first quarter, we foreclosed on the property securing six of the twelve loans, one loan demonstrated the ability to be returned to accrual status and one loan was paid in full. There were no loans past due 90 days or more and still accruing interest at December 31, 2007. Non-performing loans as a percentage of total loans at December 31, 2007 were 0.40%. For a more detailed discussion, see the section entitled Non-Performing Assets.

The Company has investment securities with an amortized cost of $93.8 million at March 31, 2008. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $94.9 million compared with $90.8 million at year-end 2007. The Company’s investment securities at March 31, 2008, consists of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and marketable equity securities. The increase during the first three months of 2008 was the net result of $7.3 million in new purchases, a $1.0 million increase in the fair value of the portfolio and $30,000 in net amortization of premiums, less $4.2 million in principal re-payments and called principal.

The Company owns $7.0 million of Federal Home Loan Bank stock at March 31, 2008 compared to $6.8 million at December 31, 2007.

There were $467,000 in Federal funds sold at March 31, 2008 compared to $97,000 at December 31, 2007.

Interest-earning deposits held at correspondent banks increased by approximately $175,000 from $212,000 at December 31, 2007 to $387,000 at March 31, 2008.

Non-earning and other assets increased by approximately $6.2 million between December 31, 2007 and March 31, 2008. Non-interest bearing cash due from banks, the majority of which represents checks in the process of being collected through the Federal Reserve payment system, increased by $2.0 million. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows. We foreclosed on six properties securing loans and moved $2.0 million in net realizable values to other real estate owned. Bank premises and equipment increased by $1.9 million as we purchased land for a future branch location and finished the build-out on a branch opened in the first quarter.

Total deposits increased by $47.8 million between December 31, 2007 and March 31, 2008 from $605.4 million to $653.2 million. The largest dollar increase occurred in the time deposit category, which grew by $47.0 million or 14% to $392.2 million at March 31, 2008 from $345.2 million at year end 2007. Money market account balances increases by $17.7 million or 37% to $66.1 million and interest-bearing demand deposit balances increased by $8.1 million or 25% to $40.0 million. Due largely to the expected distribution of $20.4 million from an escrow account, savings account balances declined by $21.5 million to $89.0 million. Balances of non interest-bearing demand deposits decreased by $3.5 million to $65.9 million.

The composition of the deposit base, by category, at March 31, 2008 is as follows: 60% time deposits, 14% statement savings accounts, 10% non-interest-bearing demand deposits, 10% money market and 6% interest-bearing demand deposits. The composition of the deposit base, by category, at December 31, 2007 was 57% time deposits, 18% in statement savings, 12% non-interest-bearing demand deposits, 8% money market and 5% in interest-bearing demand deposits. Time deposits of $100,000 or more totaled $315.0 million at March 31, 2008 compared to $276.6 million at December 31, 2007. The Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds priced competitively with FHLB borrowings, but do not require collateralization like FHLB borrowings. Brokered deposits were $214.2 million at March 31, 2008 compared with $166.6 million at December 31, 2007.

The Company had $121.2 million of long-term debt outstanding at both March 31, 2008 and December 31, 2007. The long-term debt is comprised of $113.0 million in FHLB term advances and $8.2 million in junior subordinated debt. Short-term borrowings declined by $3.8 million during the first quarter of 2008 to $10.0 million. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year and Federal funds purchased from correspondent banks.

Accrued interest payable and other liabilities decreased by $161,000 and were $3.3 million and $3.4 million at March 31, 2008 and December 31, 2007, respectively.

Between December 31, 2007 and March 31, 2008, total stockholders’ equity increased by $1.7 million. The increase resulted primarily from net income for the first three months of $1.0 million, net of tax improvement in the fair value of available for sale securities of $626,000, and $128,000 in new stock issued pursuant to the exercise of stock options. Total stockholders’ equity decreased by $142,000 due to recording the cumulative effect of adopting EITF 06-04.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

Net Income. Net income for the three-month period ended March 31, 2008 was $1.0 million or $0.10 per diluted share compared with $1.5 million or $0.15 per diluted share for the three-month period ended March 31, 2007. Annualized return on average assets and equity for the current period were 0.47% and 3.97%, respectively, compared with 0.82% and 7.06% for the prior period. Despite significant balance sheet growth over the past 12 months, the performance ratios have been impacted by net interest margin compression and increases in both loan loss provision and non-interest expenses.

Net Interest Income. Net interest income increased by almost $280,000 or 4% from $6.2 million to $6.5 million for the three-month period ended March 31, 2008. Total interest income benefited from a higher volume of earning assets despite a lower yield earned on those assets. Total interest expense from deposits and other borrowings increased due to growth in interest-bearing liabilities needed to fund the higher volume of assets. The sharp decline in short-term rates over the past twelve months and in particular since December 31, 2007, coupled with the continued high cost of wholesale funds has caused a contraction of the net interest margin. Lower margins and the overhead costs associated with growing the branch network have lead to a decline in earnings.

Total average earning assets increased by more than $137.8 million or 21% from an average of $664.2 million for the prior year three-month period to an average of $802.0 million for the three-month period ended March 31, 2008. The average balance of loans outstanding increased by $130.9 million to $696.7 million at March 31, 2008, a 23% increase over the $565.8 million of average outstanding loans for the prior period. The average balance of the investment securities portfolio for the current period was $99.8 million, increasing by $10.9 million or 12% compared to an average of $88.9 million at March 31, 2007. The average balance of federal funds sold and other earning assets decreased from $9.4 million for the prior three-month period to $5.5 million for the current period.

Average interest-bearing liabilities increased by $132.9 million or 23% from $568.6 million for the quarter ended March 31, 2007 to $701.5 million for the current quarter. The total increase is comprised of a $68.2 million increase in interest bearing deposits and a $64.7 million increase in borrowed funds. Time deposits experienced the largest increase averaging $379.5 million during the current year period compared to $313.5 million for the prior period.

Total interest income increased by $1.0 million or 8%. The increase is comprised of $2.7 million due to the growth in total average earning assets and a $1.7 decrease due to lower yields realized on earning assets. Total interest expense for the current period rose by $685,000. The increase is the result of a $1.7 million increase due to growth in interest-bearing funds and a $1.0 million decrease due to the lower interest rate environment.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended March 31, 2008 was 3.27% compared to 3.81% for the three-month period ended March 31, 2007. The average yield on earning assets for the current three-month period declined 91 basis points to 6.88% compared with 7.79% for the prior year period, while the average cost of interest-bearing funds decreased by only 52 basis points to 4.13% from 4.65%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing liabilities, decreased by 39 basis points from 3.14% for the quarter ended March 31, 2007 to 2.75% for the quarter ended March 31, 2008. The percentage of interest earning assets to average interest-bearing liabilities declined to 114.32% from 116.81%.

Between September 1, 2007 and March 31, 2008, the Federal Reserve (the “Fed”) reduced short-term interest rates six times for a total of 300 basis points. Prior to September 2007, rates had been stable since July 2006. The Fed’s rate reductions, the most recent of which have been 50 to 75 basis points each, were more pronounced than the “measured” 25 basis point increments used when increasing the Federal funds rate from 1% to 5.25% back in 2004 to 2005 and are directed toward minimizing the effects of the national housing crisis, sub-prime lending and the collapse of the commercial paper market.

Approximately 51% of the Company’s loan portfolio has variable rate pricing based on the Prime lending rate or LIBOR (London Inter Bank Offering Rate). As short-term rates have fallen, variable rate loans have repriced downward resulting in a lower yield on average earning assets. Loan demand has continued to be brisk and the volume of new loan originations outpaced the generation of lower cost core deposits causing the Company to rely more heavily on brokered certificates of deposit and borrowings.

In August 2007, sub-prime mortgage lending issues virtually eliminated the commercial paper market long used by large mortgage companies to fund their operations. The impact on corporate liquidity and credit markets has been significant as large banks and mortgage companies now rely on the brokered time deposit market. The demand has caused interest rates on brokered funds to be 100 basis points more expensive than borrowed money at the Federal Home Loan Bank (FHLB). We shifted our funding strategy in August to utilize the FHLB rather than the brokered market, but those borrowings must be collateralized. Due to the current unstable environment of corporate debt, we choose to not completely exhaust our FHLB capability and returned to the brokered market in January 2008. The Company expects to continue to experience net interest margin compression in the current falling rate environment. In stable or rising interest rate environments, the Company would expect a small to moderate expansion of margin, respectively.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended March 31, 2008 was $806,000 compared to $359,000 for the prior year period. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increase in the loan loss provision is primarily due to loan growth, although the analysis discussion outlines additional factors impacting the provision. The allowance for loan losses was $8.4 million at March 31, 2008, representing 1.19% of total outstanding loans.

Non-Interest Income. For the three-month period ended March 31, 2008, non-interest income increased by more than $180,000 to $809,000 compared to $629,000 for the same period in 2007.

Revenue earned on brokered mortgage loan originations increased by $57,000 from $115,000 during the prior period to $172,000 for the current period. Residential mortgage loan refinancing activity increased in the first half of the quarter in response to the initial Fed rate reductions. Customer service fees on deposit accounts increased by $34,000 from $348,000 to $382,000. Earnings on cash value of life insurance increased by $15,000 and fees from brokerage referrals increased by $10,000. We recorded $72,000 of miscellaneous income in the first quarter due to the recovery of amounts written off on a deposit account during 2007.

Non-Interest Expenses. Non-interest expenses were $5.0 million for the three-month period ended March 31, 2008 compared with $4.2 million for the same period ended March 31, 2007. We have opened two new offices during the past twelve months and the increase in non-interest expenses are concentrated in those areas most impacted by expansion; personnel and occupancy.

The largest component of non-interest expense for the current period was personnel expense. Salaries and benefits expense increased by $400,000 or 17% to $2.8 million for the current year period compared to $2.4 million for the same period in the prior year. Management anticipates personnel expense to continue to increase as we identify new opportunities for expansion.

Occupancy and equipment expenses increased by $115,000 or 21% from $548,000 for the three-month period ended March 31, 2007 to $663,000 for the current year period and data processing costs increased by $10,000 or 4% to $271,000 from $261,000. The Federal Deposit Insurance Corporation implemented new insurance assessment guidelines during 2007 causing our premium expense to increase by $75,000 to $96,000 for the current quarter. As the Company continues to grow in accordance with its strategic plan, management expects occupancy, data processing costs and insurance premiums to increase.

Other non-interest expenses increased by $200,000 to $1.2 million for the first quarter of 2008 compared with $986,000 for the prior year quarter. The increase was primarily a result of the Company’s continued growth and expansion. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.

Provision for Income Taxes. The Company recorded income tax expense of $505,000 for the three-months ended March 31, 2008 compared with $828,000 for the prior year period. The effective tax rate for the three-month period ended March 31, 2008 was 34% compared with 36% for the prior year period. The decrease in the effective tax rate is attributable to a larger percentage of income coming from tax exempt sources.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company's assets and liabilities for the three-month periods ended March 31, 2008 and 2007. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance. For purposes of the analysis, Federal Home Loan Bank stock is included in Investment Securities totals.

	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
			(Dollars in thousands)
Interest-earnings assets
Loan portfolio	$696,751	$12,472	7.20%	$565,827	$11,575	8.30%
Investment securities	99,768	1,206	4.84%	88,901	1,061	4.77%
Fed funds and other interest-earning assets	5,479	44	3.23%	9,449	121	5.19%
Total interest-earning assets	801,998	13,722	6.88%	664,177	12,757	7.79%
Noninterest-earning assets	63,016			60,459
Total Assets	$865,014			$724,636

Interest-bearing liabilities
Interest-bearing NOW	$32,973	21	0.26%	$34,684	98	1.15%
Money market and savings	154,726	1,086	2.82%	150,813	1,577	4.24%
Time deposits	379,526	4,602	4.88%	313,499	3,886	5.03%
Short-term borrowings	13,067	117	3.58%	21,818	290	5.32%
Long-term borrowings	121,248	1,372	4.53%	47,803	662	5.54%
Total interest-bearing liabilities	701,540	7,198	4.13%	568,617	6,513	4.65%
Noninterest-bearing deposits	67,080			68,649
Other liabilities	3,202			3,125
Total Liabilities	771,822			640,391
Stockholders' Equity	93,192			84,245
Total Liabilities & Stockholders' Equity	$865,014			$724,636

Net interest income		$6,524			$6,244
Interest rate spread			2.75%			3.14%
Net interest-margin			3.27%			3.81%

Percentage of average interest-earning assets to average interest-bearing liabilities			114.32%			116.81%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2008 and 2007. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated proportionately to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis

	Three Months Ended March 31,
	2008 vs. 2007
	(in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	$2,571	$(1,674)	$897
Investment Securities	130	15	145
Fed funds and other interest-earning assets	(41)	(36)	(77)
Total interest-earning assets	2,660	(1,695)	965

Interest Expense
Interest-bearing NOW	(2)	(75)	(77)
Money market and savings	41	(532)	(491)
Time deposits	829	(113)	716
Short-term borrowings	(96)	(77)	(173)
Long-term debt	914	(204)	710
Total interest-bearing liabilities	1,686	(1,001)	685

Net interest income	$974	$(694)	$280

NONPERFORMING ASSETS

The table below sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At March 31,		At December 31,
	2008	2007	2007	2006
	(Dollars in thousands)

Nonaccrual loans	$257	$604	$2,726	$135
Restructured loans	-	-	-	-

Total nonperforming loans	257	604	2,726	135

Real estate owned	2,320	98	272	98
Repossessed assets	10	14	-	-

Total nonperforming assets	$2,587	$716	$2,998	$233
Accruing loans past due 90 days or more	$-	$-	$-	$-
Allowance for loan losses	8,425	7,277	8,273	6,945
Nonperforming loans to period end loans	0.04%	0.10%	0.40%	0.02%
Allowance for loan losses to period end loans	1.19%	1.24%	1.22%	1.26%
Allowance for loan losses to nonperforming loans	3,276.23%	1,204.61%	303.45%	5,144.96%
Nonperforming assets to total assets	0.29%	0.10%	0.36%	0.03%

Nonperforming assets and loans past due 90 days or more to total assets	0.29%	0.10%	0.36%	0.03%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectability of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At March 31, 2008, we identified eight loans totaling $991,000 as potential problems loans.

At March 31, 2008, there were nine foreclosed properties valued at a total of $2.3 million and five nonaccrual loans totaling $257,000. Foreclosed property is valued at the lower of appraised value or the outstanding loan balance. Interest foregone on nonaccrual loans for the three-month period ended March 31, 2008 was $44,000. At March 31, 2007, there were four foreclosed properties valued at a total of $98,000 and four nonaccrual loans totaling $604,000. Interest foregone on nonaccrual loans for the three-month period ended March 31, 2007 was $10,000.

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

Management has developed a model for evaluating the adequacy of the allowance for loan losses. The model uses the Company’s internal loan grading system to segment each category of loans by risk class. The Company’s internal grading system is compromised of nine different risk classifications. Loans possessing a risk class of 1 through 6 demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan. Loans possessing a risk class of 7 to 9 are considered impaired and are individually evaluated for impairment.

Using the various evaluation factors mentioned above, management predetermined allowance percentages for all risk classes 1 through 6 for each loan category. The total aggregate balance of loans in the group is multiplied by the associated allowance percentage to determine an adequate level of allowance for loan losses for unimpaired loans. Those loans that are identified through the Company’s internal loan grading system as impaired are evaluated individually in accordance with Statement of Financial Accounting Standards (SFAS) 114, “Accounting by Creditors for Impairment of a Loan.” Each loan is analyzed to determine the net value of collateral, probability of charge-off and finally a potential estimate of loss. Loans meeting the criteria for individual evaluation are specifically reserved for based on management’s analysis.

Using the data gathered during the monthly evaluation process, the model calculates an acceptable range for allowance for loan losses. Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses within that range.

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. For the three-month period ended March 31, 2008, there were net loan charge-offs of $654,000 compared with $27,000 at March 31, 2007. The allowance for loan losses at March 31, 2008 was $8.4 million, which represents 1.19% of total loans outstanding compared to $7.3 million or 1.24% for the prior year.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses

	At March 31,		At December 31,
	2008		2007
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)

Residential real estate loans	$80	2.65%	$130	2.70%
Home equity loans and lines	307	6.74%	334	6.69%
Commercial mortgage loans	4,205	54.37%	3,771	51.85%
Construction loans	2,245	25.90%	2,362	27.18%
Commercial and industrial loans	1,449	9.45%	1,536	10.77%
Loans to individuals	139	0.89%	140	0.81%

Total allowance	$8,425	100.00%	$8,273	100.00%

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Three-Month Period Ended March 31,
	2008	2007
	(Dollars in thousands)

Balance at the beginning of the year	$8,273	$6,945
Charge-offs:
Commercial and industrial loans	-	28
Commercial real estate loans	91	-
Construction, acquisition and development	564	-
Consumer loans	-	-

Total charge-offs	655	28

Recoveries	1	1

Net charge-offs	654	27

Provision for loan losses	806	359

Balance at the end of the year	$8,425	$7,277

Total loans outstanding at period-end	$710,545	$586,149

Average loans outstanding for the period	$696,751	$565,827

Allowance for loan losses to total loans outstanding	1.19%	1.24%

Ratio of net charge-offs to average loans outstanding	0.09%	0.00%

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

As of March 31, 2008, liquid assets (cash and due from banks, interest-earning deposits with banks and investment securities available for sale) were approximately $116.8 million, which represents 13% of total assets and 18% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $229.1 million of which $131.2 million is outstanding at March 31, 2008. At March 31, 2008, outstanding commitments for undisbursed lines of credit, letters of credit and undisbursed investment commitments amounted to approximately $182.3 million. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings. Certificates of deposits represented 60% of the Company’s total deposits at March 31, 2008 compared with 57% at December 31, 2007. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 48% and 42% of the Company’s total deposits at March 31, 2008 and December 31, 2007, respectively. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent Financial Corporation must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At March 31, 2008, the Company’s equity to asset ratio is 10.59%. The Company’s ratios of Tier 1 capital to risk-weighted assets and total capital to risk-based assets are 9.04% and 10.14%, respectively. The bank subsidiary is required to maintain capital adequacy ratios. Crescent State Bank has Tier I capital to risk-weighted assets and total capital to risk-based assets ratios of 9.03% and 10.13%, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest earning assets and interest bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest earning assets and liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2007.

Item 4. Controls and Procedures

Crescent Financial Corporation’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2008, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Company’s internal controls during the quarter ended March 31, 2008 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1a.	Risk Factors.
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

CRESCENT FINANCIAL CORPORATION

Date: May 6, 2008	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

Date: May 6, 2008	By:	/s/ Bruce W. Elder
Bruce W. Elder
Principal Financial Officer