Form 10-Q
period 2008-06-30
CRESCENT FINANCIAL CORP
filed 2008-08-08
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Common Stock, $1.00 par value
9,604,826 shares outstanding as of August 4, 2008

Page No.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Consolidated Balance Sheets
June 30, 2008 (unaudited) and December 31, 2007	3

Consolidated Statements of Operations
Three and Six Months Ended June 30, 2008 and 2007 (unaudited)	4

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007 (unaudited)	5

Notes to Consolidated Financial Statements	6 - 10

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 26

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	27

Item 4 - Controls and Procedures	27

Part II. Other Information

Item 1 - Legal Proceedings	28

Item 1a - Risk Factors	28

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3 - Defaults Upon Senior Debt	28

Item 4 - Submission of Matters to a Vote of Security Holders	28

Item 5 - Other Information	28

Item 6 - Exhibits	29

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31,
	(Unaudited)	2007*

ASSETS
Cash and due from banks	$13,234,272	$12,047,600
Interest-earning deposits with banks	390,993	211,804
Federal funds sold	98,000	97,000
Investment securities available for sale at fair value	95,979,074	90,758,467
Loans	742,855,044	675,916,228
Allowance for loan losses	(8,855,000)	(8,273,000)
NET LOANS	734,000,044	667,643,228
Accrued interest receivable	3,105,100	3,761,600
Federal Home Loan Bank stock, at cost	7,714,000	6,790,700
Bank premises and equipment, net	10,155,733	8,094,521
Investment in life insurance	16,342,498	9,122,697
Goodwill	30,233,049	30,233,049
Other assets	9,323,266	6,779,390
TOTAL ASSETS	920,576,029	$835,540,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	64,306,090	$69,367,630
Savings	76,590,384	110,516,217
Money market and NOW	128,273,948	80,316,251
Time	384,508,246	345,231,215
TOTAL DEPOSITS	653,678,668	605,431,313

Short-term borrowings	30,894,000	13,755,000
Long-term borrowings	138,248,000	121,248,000
Accrued expenses and other liabilities	3,692,027	3,446,931
TOTAL LIABILITIES	826,512,695	743,881,244
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding;	-	-
Common stock, $1 par value, 20,000,000 shares authorized; 9,604,826 shares outstanding June 30, 2008; 9,404,579 shares outstanding December 31, 2007	9,604,826	9,404,579
Additional paid-in capital	74,172,710	73,596,427
Retained earnings	10,508,820	8,619,617
Accumulated other comprehensive income (loss) (Note D)	(223,022)	38,189
TOTAL STOCKHOLDERS’ EQUITY	94,063,334	91,658,812
COMMITMENTS (Note B)
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	920,576,029	$835,540,056

* Derived from audited consolidated financial statements.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Six Month Periods Ended June 30, 2008 and 2007

	Three-month Periods		Six-month Periods
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

INTEREST INCOME
Loans	$11,935,814	12,330,915	$24,407,406	23,906,309
Investment securities available for sale	1,227,001	1,095,955	2,433,443	2,156,411
Federal funds sold and interest-bearing deposits	14,573	175,058	58,207	296,453

TOTAL INTEREST INCOME	13,177,388	13,601,928	26,899,056	26,359,173

INTEREST EXPENSE
Deposits	5,502,419	5,964,960	11,211,278	11,525,960
Short-term borrowings	90,924	208,871	207,603	499,006
Long-term borrowings	1,292,320	858,664	2,664,494	1,520,599

TOTAL INTEREST EXPENSE	6,885,663	7,032,495	14,083,375	13,545,565

NET INTEREST INCOME	6,291,725	6,569,433	12,815,681	12,813,608
PROVISION FOR LOAN LOSSES	459,311	322,449	1,265,707	681,596

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,832,414	6,246,984	11,549,974	12,132,012

NON-INTEREST INCOME
Mortgage loan origination revenue	150,701	135,494	322,609	250,501
Fees on deposit accounts	381,485	321,990	763,155	669,644
Earnings on life insurance	143,738	99,910	242,470	183,379
Loss on disposal of assets	(62,984)	-	(72,031)	(941)
Gain on sale of available for sale securities	15,535	-	15,535	-
Other	188,648	89,919	353,934	173,610

TOTAL NON-INTEREST INCOME	817,123	647,313	1,625,672	1,276,193

NON-INTEREST EXPENSE
Salaries and employee benefits	2,917,198	2,535,287	5,721,328	4,939,586
Occupancy and equipment	655,895	563,949	1,318,611	1,111,886
Data processing	260,900	256,530	531,993	517,255
Other	1,258,965	1,267,364	2,542,203	2,274,801

TOTAL NON-INTEREST EXPENSE	5,092,958	4,623,130	10,114,135	8,843,528

INCOME BEFORE INCOME TAXES	1,556,579	2,271,167 3,061,511	4,564,677

INCOME TAXES	525,900	822,900	1,030,500	1,650,800

NET INCOME	$1,030,679	$1,448,267	$2,031,011	$2,913,877

NET INCOME PER COMMON SHARE
Basic	.11	.16	.22	.32

Diluted	.11	.15	.21	.30

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Note C)
Basic	9,467,294	9,140,356	9,442,494	9,117,004

Diluted	9,618,744	9,626,134	9,638,509	9,620,185

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended June 30, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,031,011	$2,913,877
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	378,293	352,486
Provision for loan losses	1,265,707	681,596
Deferred income taxes	(201,000)	(308,000)
Amortization of core deposit premium	66,675	66,675
Gain on sale of available for sale securities	(15,535)	-
Loss on disposal of assets	72,031	941
Net accretion on securities	(49,958)	(46,262)
Accretion of loan discount	(219,910)	(219,910)
Amortization of deposit premium	92,775	203,138
Net increase in cash value of life insurance	(219,801)	(163,686)
Stock based compensation	104,795	84,988
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	656,500	(376,069)
Increase in other assets	(1,216,694)	(111,837)
Increase (decrease) in accrued interest payable	(59,370)	301,737
Increase (decrease) in other liabilities	162,655	(478,528)
TOTAL ADJUSTMENTS	817,163	(12,731)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,848,174	2,901,146

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(15,382,351)	(9,456,156)
Principal repayments of investment securities available for sale	8,258,961	5,204,588
Proceeds from sale of securities available for sale	1,543,197	-
Purchase of Federal Home Loan Bank stock	(923,300)	(687,900)
Proceeds from disposal of foreclosed assets	564,290	-
Net increase in loans	(68,995,890)	(58,370,660)
Investment in life insurance	(7,000,000)	(3,100,000)
Cash provided in business combination	-	(7,500)
Purchases of bank premises and equipment	(2,511,535)	(1,368,482)
NET CASH USED BY INVESTING ACTIVITIES	(84,446,628)	(67,786,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits:
Demand	(5,061,540)	10,760,580
Savings	(33,925,833)	23,049,641
Money market and NOW	47,957,698	(196,467)
Time deposits	39,184,256	42,114,832
Net increase (decrease) in short-term borrowings	17,139,000	(24,451,000)
Net increase in long-term borrowings	17,000,000	30,000,000
Proceeds from stock options exercised	584,334	364,677
Cash paid in lieu of fractional shares	-	(7,687)
Excess tax benefits from stock options exercised	87,400	135,400

NET CASH PROVIDED BY FINANCING ACTIVITIES	82,965,315	81,769,976
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,366,861	16,885,012
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,356,404	15,150,110
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,723,265	$32,035,122

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION
In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six-month periods ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”) and its wholly owned subsidiary, Crescent State Bank (the “Bank”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2007 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS
At June 30, 2008, commitments are as follows:

Undisbursed lines of credit	$177,567,000
Stand-by letters of credit	6,548,000
Undisbursed commitment to purchase additional
investment in Small Business Investment Corporation	413,000

NOTE C - PER SHARE RESULTS
Basic and diluted net income per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Weighted average number of shares
used in computing basic net income
per share	9,467,294	9,140,356	9,442,484	9,117,004
Effect of dilutive stock options	151,450	485,778	196,025	503,181

Weighted average number of shares
used in computing diluted net
income per share	9,618,744	9,626,134	9,638,509	9,620,185

At June 30, 2008, there were 93,134 options that were anti-dilutive and at June 30, 2007 there were 45,727 options that were anti-dilutive.

NOTE D - COMPREHENSIVE INCOME
For the three months ended June 30, 2008 and 2007, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was approximately $143,000 and $634,000, respectively. For the six months ended June 30, 2008 and 2007, total comprehensive income was approximately $1,770,000 and $2,431,000, respectively.

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS
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

Fair Value Hierarchy
Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.
•
Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 - Valuation is generated from model-based techniques that use at least one significant assumption no observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.

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

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

Foreclosed Assets
Foreclosed and repossessed assets are adjusted to fair value upon transfer of the loans to the Company’s books. Subsequently, foreclosed and repossessed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the foreclosed asset as nonrecurring Level 3.

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

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of June 30, 2008:

Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$95,979,074	$442,709	$95,536,365	$-
Impaired loans	$2,268,523	$-	$1,887,072	$381,451
Foreclosed assets	$1,890,460	$-	$1,890,460	$-

As of June 30, 2008, the Bank identified $4.5 million in impaired loans. Of these impaired loans, $3.1 million had specific loss allowance aggregating $846,000.

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

NOTE F - GOODWILL IMPAIRMENT
Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill must be tested for impairment each year. If certain events occur, more than one annual impairment test is required. An impairment test can be performed at any date, as long as it is consistently used each year. The Company has historically performed the test on December 31st of each year. At June 30, 2008, management evaluated whether any of the various events which might require more than one annual impairment test had occurred. While there have been certain adverse economic developments since December 31, 2007, the Company continues to maintain sound asset quality, financial strength and enjoys positive earnings, and therefore, management does not believe an interim impairment test is warranted. Management will continue to assess whether events occur that would trigger an impairment test other than the one to be performed at year end.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the periods ended June 30, 2008 and 2007. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2008 AND
DECEMBER 31, 2007

Total assets at June 30, 2008 are $920.6 million compared with $835.5 million at December 31, 2007. Earning assets are 92% of total assets at both dates with $847.0 million at June 30, 2008 and $773.8 million at December 31, 2007. Components of earning assets at June 30, 2008 are $742.9 million in gross loans, $103.7 million in investment securities and Federal Home Loan Bank (FHLB) stock and $489,000 in overnight investments and interest bearing deposits with correspondent banks. Earning assets at December 31, 2007 consisted of $675.9 million in gross loans, $97.5 million in investment securities and FHLB stock and $309,000 in overnight investments and interest bearing deposits. Total deposits, borrowings and stockholders’ equity at June 30, 2008 were $653.7 million, $169.1 million and $94.1 million, respectively, compared to $605.4 million, $135.0 million and $91.7 million at December 31, 2007.

Gross loans outstanding increased by $66.9 million or 10% over the six-month period. All categories of loans experienced net increases with the commercial real estate mortgage category experiencing the most significant dollar growth increasing $45.7 million or 13% from $350.4 million to $396.1 million. Construction and development loans increased by $9.8 million or 5% to $193.4 million, home equity loans and lines increased by $8.2 million or 18% to $53.5 million, commercial and industrial loans increased by $2.2 million or 3% to $75.1 million, residential real estate loans increased $541,000 or 3% to $18.8 million and consumer loans increased by $509,000 or 9% to $6.0 million. The composition of the loan portfolio, by category, as of June 30, 2008 is 53% commercial mortgage loans, 26% construction loans, 10% commercial loans, 7% home equity loans and lines, 3% residential mortgage loans and 1% consumer loans. The composition of the loan portfolio, by category, as of December 31, 2007 was 55% commercial mortgage loans, 20% construction loans, 12% commercial loans, 8% home equity loans and lines, 4% residential real estate mortgage loans and 1% consumer loans.

The Company had an allowance for loan losses at June 30, 2008 of $8.9 million or 1.19% of outstanding loans compared to $8.3 million or 1.24% at December 31, 2007. At June 30, 2008, there were six loans totaling $746,000 in non-accrual status. There were no loans past due 90 days or more and still accruing interest at June 30, 2008. Non-performing loans as a percentage of total loans at June 30, 2008 were 0.10%. There were twelve loans totaling $2.7 million in non accrual status at December 31, 2007. There were no loans past due 90 days or more and still accruing interest at December 31, 2007. Non-performing loans as a percentage of total loans at December 31, 2007 were 0.40%. For a more detailed discussion, see the section entitled Non-Performing Assets.

The Company has investment securities with an amortized cost of $96.3 million at June 30, 2008. All investments are accounted for as available for sale and are presented at their fair market value of $96.0 million compared with $90.8 million at year-end 2007. The Company’s investment in available for sale securities at June 30, 2008, consists of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and marketable equity securities. The increase during the first six months of 2008 was the net result of $15.4 million in new purchases and $50,000 in net accretion of discounts, less $8.3 million in principal re-payments and called principal, the sale of $1.5 million of securities and a $425,000 decrease in fair value. The Company has performed an analysis at June 30 and believes all unrealized losses within its securities portfolio are temporary in nature.

The Company owns $7.7 million of Federal Home Loan Bank stock at June 30, 2008 compared to $6.8 million at December 31, 2007.

There are $98,000 in Federal funds sold at June 30, 2008 compared to $97,000 at December 31, 2007.

Interest-earning deposits held at correspondent banks increased by approximately $179,000 from $212,000 at December 31, 2007 to $391,000 at March 31, 2008.

Non-earning and other assets increased by approximately $12.4 million between December 31, 2007 and June 30, 2008. The Company purchased an additional $7.0 million of bank owned life insurance in May. Bank premises and equipment increased by $2.1 million as we purchased land for a future branch location and finished the build-out on a branch opened in late March. The Company had three foreclosed properties totaling $272,000 at December 31, 2007. During 2008, we foreclosed on nine additional properties and moved $2.4 million in net realizable values to other real estate owned. Four of those properties have been disposed of, at a combined loss of $61,000, leaving a balance of other real estate owned of $1.9 million. Non-interest bearing cash due from banks, the majority of which represents checks in the process of being collected through the Federal Reserve payment system, increased by $1.2 million. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statements of Cash Flows.

Total deposits increased by $48.2 million between December 31, 2007 and June 30, 2008 from $605.4 million to $653.7 million. The largest dollar increase occurred in the money market category, which grew by $39.7 million or 82% to $88.1 million at June 30, 2008 from $48.4 million at year end 2007. Time deposit balances increases by $39.3 million or 11% to $384.5 million and interest-bearing demand deposit balances increased by $8.3 million or 26% to $40.2 million. Due largely to the expected distribution of $20.4 million from an escrow account and some disintermediation toward a money market special, savings account balances declined by $33.9 million to $76.6 million. Balances of non interest-bearing demand deposits decreased by $5.1 million from $69.4 million to $64.3 million.

The composition of the deposit base, by category, at June 30, 2008 is as follows: 59% time deposits, 13% money market accounts, 12% savings accounts, 10% non-interest-bearing demand deposits and 6% interest-bearing demand deposits. The composition of the deposit base, by category, at December 31, 2007 was 57% time deposits, 18% in statement savings, 12% non-interest-bearing demand deposits, 8% money market and 5% in interest-bearing demand deposits. Time deposits of $100,000 or more totaled $306.3 million at June 30, 2008 compared to $276.6 million at December 31, 2007. The Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds priced competitively with FHLB borrowings, but do not require collateralization like FHLB borrowings. Brokered deposits were $207.6 million at June 30, 2008 compared with $166.6 million at December 31, 2007.

The Company had $138.2 million of long-term debt outstanding at June 30, 2008 compared to $121.2 million at December 31, 2007. The long-term debt is comprised of $128.0 million in FHLB term advances, $8.2 million in junior subordinated debt and $2.0 million outstanding on a line of credit. Short-term borrowings increased by $17.1 million during 2008 to $30.9 million. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year and Federal funds purchased from correspondent banks.

Accrued interest payable and other liabilities increased by $245,000 and were $3.7 million and $3.4 million at June 30, 2008 and December 31, 2007, respectively.

Between December 31, 2007 and June 30, 2008, total stockholders’ equity increased by $2.4 million. The increase resulted primarily from net income for the first six months of $2.0 million, $672,000 in new stock issued pursuant to the exercise of stock options and $105,000 due to the recognition of certain stock award expense. Total stockholders’ equity decreased by $142,000 due to recording the cumulative effect of adopting EITF 06-04 and a decline in the net fair market value of available for sale securities of $261,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

Net Income. Net income for the three-month period ended June 30, 2008 was $1.0 million compared to $1.4 million for the three-month period ended June 30, 2007. Diluted earnings per share for the current period was $.11 compared to $.15. Annualized return on average assets declined to 0.46% from 0.76% for the prior period. The decline was due to a lower net interest margin resulting from a lower interest rate environment, strong loan growth funded by high cost money and higher non-interest expenses. Return on average equity for the current period was 4.37% compared to 6.73% for the prior period.

Net Interest Income. Net interest income decreased by $278,000 from $6.6 million for the prior three-month period to $6.3 million for the three-month period ended June 30, 2008. The additional interest income generated by a higher volume of earning assets was more than offset by the decline in net interest margin earned on those assets. Total interest expense from deposits and other borrowings decreased due to a reduction in cost of funds despite a sharp increase in volume to fund earning assets. The Company’s net interest margin decreased from 3.73% to 3.05% due to a greater dependency on interest-bearing liabilities and a lower interest rate environment which has reduced the average yield on earning assets to a greater extent than the reduction in the Company’s cost of funds.

Total interest income decreased by $425,000 to $13.2 million for the current three-month period compared to $13.6 million for the prior year period. The net decline resulted from a $2.7 million decrease due to lower yields realized on earning assets and a $2.3 million increase in interest income due to the growth in total average earning assets. Total interest expense for the current period declined by $147,000 from $7.0 million to $6.9 million. The decrease was the net result of a $1.6 million decline due to the lower cost of money and a $1.5 million increase due to growth in interest-bearing funds.

Total average earning assets increased $124.4 million or 18% from an average of $705.7 million for the prior year three-month period to an average of $830.1 million for the three-month period ended June 30, 2008. The average balance of loans outstanding during the current quarter was $724.0 million, a $124.5 million or 21% increase over the $599.5 million of average outstanding loans for the prior year period. The average balance of the investment securities portfolio for the three-month period ended June 30, 2008 was $103.2 million, increasing by $12.0 million or 13% compared to an average of $91.2 million at June 30, 2007. The average balance of federal funds sold and other earning assets decreased to $2.9 million for the current three-month period compared to $14.9 million for the prior period.

Average interest-bearing liabilities increased by $128.2 million or 21% from $606.0 million for the quarter ended June 30, 2007 to $734.2 million for the current quarter. Total interest-bearing deposits increased by $71.2 million or 14% from $523.1 million to $594.3 million. Time deposits experienced the largest increase averaging $394.0 million during the current year period compared to $322.0 million for the prior period. Total borrowings increased by 69% or $57.0 million from $82.8 million to $139.8 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended June 30, 2008 was 3.05% compared to 3.73% for the three-month period ended June 30, 2007. The average yield on earning assets for the current three-month period decreased 135 basis points to 6.38% compared with 7.73% for the prior year period, while the average cost of interest-bearing funds decreased by only 89 basis points to 3.77% from 4.66%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased by 47 basis points from 3.08% for the quarter ended June 30, 2007 to 2.61% for the quarter ended June 30, 2008. The percentage of interest earning assets to average interest-bearing liabilities decline from 116.45% for the prior year period to 113.06% for the three months ended June 30, 2008. A decrease in the ratio of average earning assets to average interest-bearing liabilities indicates an increased dependency on interest-bearing forms of funding to meet the demand of earning asset growth.

Between mid September 2007 and April 30, 2008, the Federal Reserve (the “Fed”) decreased short-term interest rates seven times for a total of 325 basis points. Unlike the slow, measured approach to increasing interest rates between July 2004 and July 2006 when each increase was in 25 basis point increments, four of the seven decreases came in the 50 to 75 basis point range. The interest rate cuts were in response to weakness being experienced in the US economy. Approximately 51% of the Company’s loan portfolio has variable rate pricing based on the Prime lending rate or LIBOR (London Inter Bank Offering Rate). As short-term rates have declined, variable rate loans have repriced downward resulting in a lower yield on average earning assets. While the yield on the variable portion of existing loans was falling with rate decreases, rates on new fixed rate loans were experiencing significant downward pressure due to loan competition in our high growth markets. The magnitude of the total rate reduction in such a short period (325 basis points over eight months compared to the last rate increases which accounted for a 425 basis point increase over twenty-four months) did not allow the Company to reprice its time deposit portfolio to the same extent as the loan portfolio causing significant net interest margin compression. We are experiencing very strong loan demand requiring a continued reliance on higher cost brokered deposit. The Company expects to continue to experience net interest margin compression in the current stable rate environment. In rising or falling interest rate environments, the Company would expect moderate expansion or contraction of margin, respectively.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended June 30, 2008 was $459,000 compared to $322,000 for the same period in 2007. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increase in the loan loss provision is primarily due to higher loan growth during the second quarter of 2008 as compared with 2007, although the analysis discussion outlines additional factors impacting the provision. The allowance for loan losses was $8.9 million at June 30, 2008, representing 1.19% of total outstanding loans.

Non-Interest Income. For the three-month period ended June 30, 2008, non-interest income increased by $170,000 or 26% to $817,000 compared to $647,000 for the same period in 2007. Categories experiencing increases over the prior period include customer service fees and deposit service charges, earnings on cash value of bank owned life insurance and mortgage loan origination fees. There was $45,000 of miscellaneous non-recurring fees included in other non-interest income. During the current three month period, the Company recorded $63,000 in loss from the disposition of other real estate owned and realized a $15,000 gain on the sale of securities.

Non-Interest Expenses. For the current three-month period, non-interest expenses increased by $470,000 or 10% from $4.6 million to $5.1 million. The categories experiencing the greatest increases were personnel and occupancy expense reflecting the costs associated with branch expansion and additional lending and support staff. Salaries and benefits expense increased by $382,000 or 15% to $2.9 million for the current year period compared to $2.5 million and occupancy increased by $92,000 or 16% to $656,000 from $564,000. FDIC insurance premiums increased by $85,000 during the current three-month period due to changes in the assessment calculation. The Company received a reimbursement of expenses previously incurred in the first quarter causing legal expenses to be $65,000 lower than anticipated. Non-recurring expenses for the second quarter of 2007 included $190,000 primarily due to merging Port City Capital Bank into Crescent State Bank.

Provision for Income Taxes. The Company recorded income tax expense of $526,000 for the three-months ended June 30, 2008 compared with $823,000 for the prior year period. The effective tax rate for the three-month period ended June 30, 2008 was 33.8% compared with 36.0% for the prior year period. The decrease in the effective tax rate is attributable to a larger percentage of income coming from tax exempt sources in the current quarter.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

Net Income. Net income for the six-month period ended June 30, 2008 was $2.0 million or $.21 per diluted share compared to $2.9 million or $0.30 per diluted share for the six-month period ended June 30, 2007. Annualized return on average assets was 0.46% and 0.79% for the two periods ended June 30, 2008 and 2007, respectively. The decline in return on assets was primarily attributed to a lower net interest margin resulting the declining rate environment, the narrowing of spread between the yield on earning assets and the cost to fund strong asset growth and an increase in non-interest expenses. Return on average equity for the current period was 4.35% compared to 6.89% for the prior period. Return on average equity decreased due to a lower return on average assets.

Net Interest Income. Net interest income was $12.8 million for both comparative six-month periods. Increased interest income that would be expected from strong growth in earning assets was offset by both the lower interest rate environment and the increased volume of high cost deposits to fund the asset growth.

Total interest income was $26.9 million for the current six-month period compared to $26.4 million for the prior year period, an increase of $540,000 or 2%. The increase was comprised of a $5.0 million increase due to growth in average earning assets and a $4.4 million decrease due to the lower average yield earned on those assets. Total interest expense increased by $538,000 or 4% from $13.5 million for the prior year period to $14.1 million for the current period. The increase was the result of a $3.2 million increase due to growth in interest-bearing liabilities and a $2.6 million decrease due to the lower interest rate environment.

Total average earning assets increased $131.0 million or 19% from an average of $685.0 million as of June 30, 2007 to an average of $816.0 million for the six-month period ended June 30, 2008. The average balance of loans outstanding during the current six-month period was $710.4 million reflecting a $127.6 million or 22% increase over the $582.8 million for the prior year period. The average balance of the investment securities portfolio for the current period was $101.5 million, increasing by $11.4 million or 13% compared to an average of $90.1 million at June 30, 2007. The average balance of federal funds sold and other earning assets decreased to $4.2 million for the six-month period ended June 30, 2008 compared to $12.2 million for the prior period.

Total average interest-bearing liabilities increased by $130.5 million or 22% from an average of $587.4 million for the period ended June 30, 2007 to $717.9 million for the current six-month period. Average interest-bearing deposits increased by $69.7 million or 14% growing from $511.1 million at June 30, 2007 to $580.8 million at June 30, 2007. Total average borrowings increased by $60.8 million or 80% to $137.1 million for the current six-month period from $76.3 million for the prior year period.

The net interest margin for the six-month period ended June 30, 2008 was 3.16% compared to 3.77% for the prior year six-month period. The average yield on earning assets for the current six-month period decline by 111 basis points to 6.65% compared with 7.76% for the prior year period, while the average cost of interest-bearing funds decreased by only 70 basis points to 3.95% from 4.65%. The spread between the rates paid on earning assets and the cost of interest-bearing funds decreased by 41 basis points from 3.11% to 2.70%. The Company’s reliance on interest-bearing liabilities to fund earning asset growth increased as the percentage of interest earning assets to interest bearing liabilities declined from 116.62% to 113.68%.

Provision for Loan Losses. The Company’s provision for loan losses for the six-month period ended June 30, 2008 was $1.3 million compared to $682,000 for the same period in 2007. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increased loan loss provision for the current six-month period is primarily due to the increase in net loan growth in the current period compared to that of the prior year period. See the section entitled “Non Performing Assets” for more details. The allowance for loan losses was $8.9 million at June 30, 2008, representing 1.19% of total outstanding loans.

Non-Interest Income. For the six-month period ended June 30, 2008, non-interest income increased by $349,000 to $1.6 million. The largest components of non-interest income in the first half of 2008 were $640,000 in customer service fees, $323,000 in mortgage loan origination fees, $242,000 in earnings on cash value of bank owned life insurance and $123,000 in deposit service charges. For the prior six-month period, we recorded $546,000 in customer service fees, $251,000 in mortgage loan origination fees, $183,000 increase in cash surrender value on life insurance, and $123,000 in service charges and fees on deposit accounts. Other non interest income increased by $180,000 of which $117,000 represents non-recurring revenue. Non-recurring items include the $45,000 in miscellaneous fees collected in Q2 and the recovery in Q1 of $72,000 in previously charged-off deposit related overdrafts.

Non-Interest Expenses. Non-interest expenses increased by 14% to $10.1 million for the six-month period ended June 30, 2008 compared with $8.8 million for the same period ended June 30, 2007. The Company has added two branch locations and increased both lending and support staff during the past twelve months. The two components of non-interest expense experiencing the largest increase were personnel and occupancy expenses. Salaries and benefits expense was $5.7 million for the current six-month period compared to $4.9 million for the same period in the prior year. Management anticipates personnel expense to continue to increase as opportunities to hire quality employees present themselves and we expand into new markets. Occupancy and equipment expenses increased by $207,000 or 19% from $1.1 for the six-month period ended June 30, 2007 to $1.3 million for the current year period. Due to changes in the assessment calculation, FDIC insurance premiums increased from $32,000 to $192,000. Data processing costs increased by only $15,000 to $532,000.

Other non-interest expenses increased by $107,000 to $2.3 million for the first half of 2008 compared with $2.2 million for the first half of the prior year. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase. Approximately $218,000 of non-interest expense for the six-month period ended June 30, 2007 were non-recurring in nature resulting from the conversion of Port City Capital Bank into Crescent State Bank and other professional services performed in conjunction with a regulatory compliance review.

Provision for Income Taxes. The Company recorded income tax expense of $1.0 million during the six-months ended June 30, 2008 compared to $1.7 million for the prior year period. The effective tax rates for the two periods were 33.7% and 36.2%, respectively. The decrease is due to a larger percentage of income earned from tax exempt sources in the current six-month period.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company's assets and liabilities for the three-month periods ended June 30, 2008 and 2007. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance. For purposes of the analysis, Federal Home Loan Bank stock is included in Investment Securities totals.

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

	For the Three Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets
Loan portfolio	$724,011	$11,936	6.63%	$599,535	$12,331	8.25%
Investment securities	103,207	1,227	4.76%	91,207	1,096	4.81%
Fed funds and other interest-earning assets	2,866	14	1.96%	14,913	175	4.71%
Total interest-earning assets	830,084	13,177	6.38%	705,655	13,602	7.73%
Noninterest-bearing assets	66,570			61,520
Total Assets	$896,654			$767,175

Interest-bearing liabilities
Interest-bearing NOW	$36,703	10	0.11%	$34,532	99	1.15%
Money market and savings	163,598	986	2.42%	156,615	1,646	4.22%
Time deposits	394,050	4,506	4.60%	332,000	4,220	5.10%
Short-term borrowings	14,945	91	2.45%	17,886	209	4.69%
Long-term debt	124,874	1,292	4.09%	64,918	859	5.23%
Total interest-bearing liabilities	734,170	6,885	3.77%	605,951	7,033	4.66%
Non-interest bearing deposits	65,150			71,849
Other liabilities	2,716			3,063
Total Liabilities	802,036			680,863
Stockholders' Equity	94,618			86,312
Total Liabilities & Stockholders' Equity	$896,654			$767,175

Net interest income		$6,292			$6,569
Interest rate spread			2.61%			3.08%
Net interest-margin			3.05%			3.73%

Percentage of average interest-earning assets
to average interest-bearing liabilities			113.06%			116.45%

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

	For the Six Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earnings assets
Loan portfolio	$710,381	$24,407	6.91%	$582,774	$23,906	8.27%
Investment securities	101,487	2,434	4.80%	90,060	2,156	4.79%
Fed funds and other interest-earning assets	4,173	58	2.80%	12,196	297	4.91%
Total earning assets	816,041	26,899	6.65%	685,030	26,359	7.76%
Noninterest-bearing assets	64,793			60,993
Total Assets	$880,834			$746,023

Interest-bearing liabilities
Interest-bearing NOW	$34,838	32	0.18%	$34,608	197	1.15%
Money market and savings	159,162	2,071	2.62%	153,730	3,223	4.23%
Time deposits	386,788	9,108	4.74%	322,801	8,106	5.06%
Short-term borrowings	14,006	208	2.99%	19,841	499	5.07%
Long-term debt	123,061	2,664	4.28%	56,408	1,520	5.36%
Total interest-bearing liabilities	717,855	14,083	3.95%	587,388	13,545	4.65%
Non interest-bearing deposits	66,115			70,258
Other liabilities	2,959			3,093
Total Liabilities	786,929			660,739
Stockholders' Equity	93,905			85,284
Total Liabilities & Stockholders' Equity	$880,834			$746,023

Net interest income		$12,816			$12,814
Interest rate spread			2.70%			3.11%
Net margin			3.16%			3.77%
Percentage of average interest-earning
assets to average interest bearing
liabilities			113.68%			116.62%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three and six-month periods ended June 30, 2008 and 2007. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis
	Three Months Ended June 30,
	2008 vs. 2007
	(in Thousands)
	Increase (Decrease) Due to

	Volume	Rate	Total
Interest Income
Loan portfolio	2,286	(2,681)	(395)
Investment Securities	142	(12)	131
Fed funds and other interest-earning assets	(100)	(61)	(161)
Total interest-earning assets	2,328	(2,753)	(425)

Interest Expense
Interest-bearing NOW	3	(92)	(89)
Money market and savings	56	(716)	(660)
Time deposits	743	(457)	286
Short-term borrowings	(26)	(92)	(118)
Long-term debt	699	(266)	433
Total interest-bearing liabilities	1,475	(1,623)	(148)

Net interest income	853	(1,130)	(277)

Rate/Volume Analysis
	Six Months Ended June 30,
	2008 vs. 2007
	(in Thousands)
	Increase (Decrease) Due to

	Volume	Rate	Total
Interest Income
Loan portfolio	4,850	(4,349)	501
Investment Securities	273	5	278
Fed funds and other interest-earning assets	(153)	(86)	(239)
Total interest-earning assets	4,970	(4,430)	540

Interest Expense
Interest-bearing NOW	1	(166)	(165)
Money market and savings	97	(1,249)	(1,152)
Time deposits	1,570	(568)	1,002
Short-term borrowings	(116)	(175)	(291)
Long-term debt	1,611	(467)	1,144
Total interest-bearing liabilities	3,163	(2,625)	538

Net interest income	1,807	(1,805)	2

NONPERFORMING ASSETS

The table below sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At June 30,		At December 31,
	2008	2007	2007	2006
	(Dollars in thousands)

Nonaccrual loans	$746	$599	$2,726	$135
Restructured loans	-	-	-	-

Total nonperforming loans	746	599	2,726	135

Real estate owned	1,865	98	272	98
Repossessed assets	25	14	-	-

Total nonperforming assets	$2,636	$711	$2,998	$233
Accruing loans past due
90 days or more	$-	$-	$-	$-
Allowance for loan losses	8,855	7,536	8,273	6,945
Nonperforming loans to
period end loans	0.10%	0.10%	0.40%	0.02%
Allowance for loan losses
to period end loans	1.19%	1.24%	1.22%	1.26%
Allowance for loan losses
to nonperforming loans	1,187%	1,059%	303%	5,145%
Nonperforming assets
to total assets	0.29%	0.09%	0.36%	0.03%

Nonperforming assets and loans
past due 90 days or more to
total assets	0.29%	0.09%	0.36%	0.03%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectability of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At June 30, 2008, we identified eight loans totaling $3.7 million as potential problems loans.

At June 30, 2008, there were seven foreclosed properties valued at a total of $1.9 million and six nonaccrual loans totaling $746,000. Foreclosed property is valued at the lower of appraised value or the outstanding loan balance. Interest foregone on nonaccrual loans for the six-month period ended June 30, 2008 was $64,000. At June 30, 2007, there were four foreclosed properties valued at $98,000 and five nonaccrual loans totaling $599,000. Interest foregone on nonaccrual loans for the six-month period ended June 30, 2007 was approximately $21,400.

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

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. For the six-month period ended June 30, 2008, there were net loan charge-offs of $684,000 compared with $91,000 for the prior year. The allowance for loan losses at June 30, 2008 was $8.9 million, which represents 1.19% of total loans outstanding compared to $7.5 million or 1.24% for the prior year.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses
	At June 30,		At December 31,
	2008		2007
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)

Residential real estate loans	$79	2.53%	$130	2.70%
Home equity loans and lines	368	7.19%	334	6.69%
Commercial mortgage loans	4,265	53.51%	3,771	51.85%
Construction loans	2,404	25.86%	2,362	27.18%
Commercial and industrial loans	1,590	10.10%	1,536	10.77%
Loans to individuals	149	0.81%	140	0.81%

Total allowance	$8,855	100.00%	$8,273	100.00%

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses
	For the Six-Month Period Ended June 30,
	2008	2007
	(Dollars in thousands)

Balance at the beginning of the period	$8,273	$6,945
Charge-offs:
Commercial and industrial loans	12	88
Commercial real estate loans	91	-
Construction, acquisition and development	569	-
Consumer loans	13	4

Total charge-offs	685	92

Recoveries	1	1

Net charge-offs	684	91

Provision for loan losses	1,266	682

Balance at the end of the period	$8,855	$7,536

Total loans outstanding at period-end	$742,855	$608,319

Average loans outstanding for the period	$710,381	$582,774

Allowance for loan losses to
total loans outstanding	1.19%	1.24%

Ratio of net charge-offs to average loans outstanding	0.10%	0.02%

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

As of June 30, 2008, liquid assets (cash and due from banks, interest-earning deposits with banks and investment securities available for sale) were approximately $117.4 million, which represents 13% of total assets and 18% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $249.0 million of which $150.9 million is outstanding at June 30, 2008. At June 30, 2008, outstanding commitments for undisbursed lines of credit, letters of credit and undisbursed investment commitments amounted to approximately $184.5 million. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings. Certificates of deposits represented 59% of the Company’s total deposits at June 30, 2008 compared with 57% at December 31, 2007. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 47% and 42% of the Company’s total deposits at June 30, 2008 and December 31, 2007, respectively. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent Financial Corporation must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At June 30, 2008, the Company’s equity to asset ratio is 10.22%. The Company’s ratios of Tier 1 capital to risk-weighted assets and total capital to risk-based assets are 8.81% and 9.90%, respectively. The bank subsidiary is required to maintain capital adequacy ratios. Crescent State Bank has Tier I capital to risk-weighted assets and total capital to risk-based assets ratios of 8.99% and 10.09%, respectively.

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

Item 4. Controls and Procedures

Crescent Financial Corporation’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2008, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Company’s internal controls during the quarter ended June 30, 2008 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Annual Meeting of the Stockholders was held on May 20, 2008. Of 9,496,531 shares entitled to vote at the meeting, 7,575,687 shares voted. The following matters were voted on at the meeting:

1. Election of Directors The following individuals were elected to various terms:

Nominee	Term	For	Against	Withheld

William H. Cameron	Three Years	7,517,034	-	58,653
Michael G. Carlton	Three Years	7,482,460	-	93,227
Bruce I. Howell	Three Years	7,516,409	-	59,278
James A. Lucas, Jr.	Three Years	7,507,856	-	67,831

The following directors continue in office after the meeting: Brent D. Barringer, Kenneth A. Lucas, Sheila Hale Ogle, Charles A. Paul, III, Jon S. Rufty, Francis R. Quis, Jr., Jon T. Vincent and Stephen K. Zaytoun.

2. Ratification of Appointment of Independent Public Accountants

Management’s appointment of Dixon Hughes PLLC as the Company’s independent public accountants for 2008 was approved with 7,533,717 shares voting for, 28,129 shares voting against, and 13,841 shares abstaining.

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

CRESCENT FINANCIAL CORPORATION

Date: August 7, 2008	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

Date: August 7, 2008	By:	/s/ Bruce W. Elder
Bruce W. Elder
Principal Financial Officer