Form 10-Q
period 2008-09-30
CRESCENT FINANCIAL CORP
filed 2008-11-06
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Common Stock, $1.00 par value
9,621,559 shares outstanding as of November 4, 2008

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets September 30, 2008 (unaudited) and December 31, 2007	3

	Consolidated Statements of Operations Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)	4

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2008 and 2007 (unaudited)	5

	Notes to Consolidated Financial Statements	6 - 10

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 26

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4 -	Controls and Procedures	27

Part II.	Other Information

Item 1 – Legal Proceedings		28

Item 1a – Risk Factors		28

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds		28

Item 3 – Defaults Upon Senior Debt		28

Item 4 – Submission of Matters to a Vote of Security Holders		28

Item 5 – Other Information		28

Item 6 - Exhibits		29

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31,
	(Unaudited)	2007*

ASSETS
Cash and due from banks	$12,320,380	$12,047,600
Interest-earning deposits with banks	638,888	211,804
Federal funds sold	9,477,000	97,000
Investment securities available for sale at fair value	96,014,860	90,758,467
Loans	769,060,117	675,916,228
Allowance for loan losses	(9,988,000)	(8,273,000)
NET LOANS	759,072,117	667,643,228
Accrued interest receivable	3,327,617	3,761,600
Federal Home Loan Bank stock, at cost	7,264,000	6,790,700
Bank premises and equipment, net	10,296,955	8,094,521
Investment in life insurance	16,516,774	9,122,697
Goodwill	30,233,049	30,233,049
Other assets	10,365,729	6,779,390

TOTAL ASSETS	$955,527,369	$835,540,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$69,594,108	$69,367,630
Savings	64,213,660	110,516,217
Money market and NOW	120,430,461	80,316,251
Time	457,404,978	345,231,215
TOTAL DEPOSITS	711,643,207	605,431,313

Short-term borrowings	20,000,000	13,755,000
Long-term borrowings	125,748,000	121,248,000
Accrued expenses and other liabilities	3,985,716	3,446,931

TOTAL LIABILITIES	861,376,923	743,881,244
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding;	-	-
Common stock, $1 par value, 20,000,000 shares authorized; 9,612,743 shares outstanding September 30, 2008; 9,404,579 shares outstanding December 31, 2007	9,612,743	9,404,579
Additional paid-in capital	74,255,919	73,596,427
Retained earnings	11,254,847	8,619,617
Accumulated other comprehensive income (loss) (Note D)	(973,063)	38,189

TOTAL STOCKHOLDERS’ EQUITY	94,150,446	91,658,812
COMMITMENTS (Note B)
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$955,527,369	$835,540,056

* Derived from audited consolidated financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Nine Month Periods Ended September 30, 2008 and 2007

	Three-month Periods		Nine-month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

INTEREST INCOME
Loans	$12,570,944	$12,867,174	$36,978,349	$36,773,484
Investment securities available for sale	1,206,343	1,142,247	3,639,786	3,298,657
Federal funds sold and interest-bearing deposits	16,763	85,491	74,971	381,944

TOTAL INTEREST INCOME	13,794,050	14,094,912	40,693,106	40,454,085

INTEREST EXPENSE
Deposits	5,953,339	6,120,881	17,164,617	17,646,841
Short-term borrowings	125,860	148,877	333,463	647,883
Long-term borrowings	1,371,992	1,016,751	4,036,486	2,537,350

TOTAL INTEREST EXPENSE	7,451,191	7,286,509	21,534,566	20,832,074

NET INTEREST INCOME	6,342,859	6,808,403	19,158,540	19,622,011
PROVISION FOR LOAN LOSSES	1,281,471	665,588	2,547,178	1,347,184

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,061,388	6,142,815	16,611,362	18,274,827

NON-INTEREST INCOME
Mortgage loan origination revenue	188,952	145,344	511,561	395,845
Fees on deposit accounts	414,177	336,021	1,177,331	1,005,665
Earnings on life insurance	188,824	97,755	431,294	281,134
Gain on sale of available for sale securities	-	-	15,535	-
Gain (Loss) on disposal of assets	(4,116)	1	(76,146)	(941)
Other	268,973	110,365	622,907	283,975

TOTAL NON-INTEREST INCOME	1,056,810	689,486	2,682,482	1,965,678

NON-INTEREST EXPENSE
Salaries and employee benefits	2,881,444	2,476,210	8,602,773	7,415,795
Occupancy and equipment	709,164	581,815	2,027,775	1,693,700
Data processing	269,567	277,736	801,559	794,992
Other	1,205,696	1,066,330	3,747,899	3,341,132

TOTAL NON-INTEREST EXPENSE	5,065,871	4,402,091	15,180,006	13,245,619

INCOME BEFORE INCOME TAXES	1,052,327	2,430,210	4,113,838	6,994,886

INCOME TAXES	306,300	867,600	1,336,800	2,518,400

NET INCOME	$746,027	$1,562,610	$2,777,038	$4,476,486

NET INCOME PER COMMON SHARE
Basic	$.08	$.17	$.29	$.49

Diluted	$.08	$.16	$.29	$.47

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Note C)
Basic	9,548,589	9,246,318	9,478,117	9,160,582

Diluted	9,628,147	9,642,429	9,642,969	9,623,399

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,777,038	$4,476,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	585,491	526,628
Provision for loan losses	2,547,178	1,347,184
Deferred income taxes	(479,000)	(308,000)
Amortization of core deposit premium	100,012	100,012
Gain on sale of available for sale securities	(15,535)	-
Loss on disposal of assets	1,346	941
Loss on disposal of other real estate owned	74,800	-
Net accretion on securities	(66,910)	(74,866)
Accretion of loan discount	(329,865)	(329,865)
Amortization of deposit premium	139,162	304,708
Net increase in cash value of life insurance	(394,077)	(251,038)
Stock based compensation	160,457	132,930
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	433,983	(674,912)
Increase in other assets	(1,621,266)	(64,064)
Increase in accrued interest payable	82,915	423,027
Increase (decrease) in other liabilities	314,062	(444,853)
TOTAL ADJUSTMENTS	1,532,753	687,832
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,309,791	5,164,318

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(18,911,004)	(12,329,358)
Principal repayments of investment securities available for sale	10,548,208	7,375,831
Proceeds from sale of securities available for sale	1,543,197	-
Purchase of Federal Home Loan Bank stock	(473,300)	(2,982,900)
Proceeds from disposal of foreclosed assets	566,790	-
Net increase in loans	(95,239,479)	(101,605,913)
Investment in life insurance	(7,000,000)	(3,100,000)
Cash provided in business combination	-	(7,500)
Purchases of bank premises and equipment	(2,789,271)	(1,540,825)
NET CASH USED BY INVESTING ACTIVITIES	(111,754,859)	(114,190,665)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits:
Demand	226,478	2,233,009
Savings	(46,302,557)	43,979,395
Money market and NOW	40,114,210	(9,048,137)
Time deposits	112,034,601	16,276,375
Net increase (decrease) in short-term borrowings	6,245,000	(14,451,000)
Net increase in long-term borrowings	4,500,000	71,000,000
Proceeds from stock options exercised	615,500	1,050,106
Cash paid in lieu of fractional shares	-	(7,687)
Excess tax benefits from stock options exercised	91,700	390,100

NET CASH PROVIDED BY FINANCING ACTIVITIES	117,524,932	111,422,161
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,079,864	2,395,814
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,356,404	15,150,110
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,436,268	$17,545,924
See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION
In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine-month periods ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”) and its wholly owned subsidiary, Crescent State Bank (the “Bank”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2007 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS
At September 30, 2008, commitments are as follows:

Undisbursed lines of credit	$177,013,000
Stand-by letters of credit	6,345,000
Undisbursed commitment to purchase additional investment in Small Business Investment Corporation	413,000
Commitment to purchase when issued debt securities	1,013,000

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted average number of shares used in computing basic net income per share	9,548,589	9,246,318	9,478,117	9,160,582
Effect of dilutive stock options	79,558	396,111	164,852	462,817

Weighted average number of shares used in computing diluted net income per share	9,628,147	9,642,429	9,642,969	9,623,399

For the three-month periods ended September 30, 2008 and 2007, there were 93,163 and 56,075 options, respectively, that were anti-dilutive. For the nine-month ended September 30, 2008 and 2007, there were 67,029 and 42,743 options, respectively, that were anti-dilutive.

NOTE D - COMPREHENSIVE INCOME
For the three months ended September 30, 2008 and 2007, total comprehensive income (loss), consisting of net income, realized and unrealized securities gains and losses, net of taxes, was approximately $(4,000) and $2,072,000, respectively. For the nine months ended September 30, 2008 and 2007, total comprehensive income was approximately $1,766,000 and $4,503,000, respectively.

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standard (SFAS) No. 159 “The Fair Value Option Financial Assets and Financial Liabilities”
The Company adopted the provisions of SFAS 159 effective January 1, 2008 which was issued in February 2007. SFAS 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Changes in fair value from one period to the next are recognized through the income statement. This election can generally be applied on an instrument by instrument basis. The Company chose not to account for any financial assets or liabilities under the fair value option.

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

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of June 30, 2008:

Description	Sept 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$96,014,860	$564,517	$95,450,343	$-
Impaired loans	$4,469,428	$-	$3,673,524	$795,904

As of September 30, 2008, the Bank identified $7.7 million in impaired loans. Of these impaired loans, $6.3 million had specific loss allowance aggregating $1.8 million.

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

NOTE F – GOODWILL IMPAIRMENT
Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill must be tested for impairment each year. If certain events occur, more than one annual impairment test is required. An impairment test can be performed at any date, as long as it is consistently used each year. At September 30, 2008, management evaluated whether any of the various events which might require more than one annual impairment test had occurred. While there have been certain adverse economic developments since December 31, 2007, the Company continues to maintain sound asset quality, financial strength and enjoys positive earnings, and therefore, management does not believe an interim impairment test is warranted. During October 2008, the Company changed the timing of its annual goodwill impairment testing from the end of the fourth quarter (December 31) to October 31. This change allows the Company to complete its annual goodwill impairment testing in advance of its year-end closing. Accordingly, management believes that this accounting change is preferable under the circumstances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the periods ended September 30, 2008 and 2007. It should be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2007 and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted. All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2008 AND
DECEMBER 31, 2007

Total assets at September 30, 2008 are $955.5 million compared with $835.5 million at December 31, 2007. Earning assets are 92% of total assets at both dates with $882.5 million at September 30, 2008 and $773.8 million at December 31, 2007. Components of earning assets at September 30, 2008 are $769.1 million in gross loans, $103.3 million in investment securities and Federal Home Loan Bank (FHLB) stock, $9.5 million in Federal funds sold and $639,000 in overnight investments and interest bearing deposits with correspondent banks. Earning assets at December 31, 2007 consisted of $675.9 million in gross loans, $97.5 million in investment securities and FHLB stock and $309,000 in overnight investments and interest bearing deposits. Total deposits, borrowings and stockholders’ equity at September 30, 2008 were $711.6 million, $145.7 million and $94.1 million, respectively, compared to $605.4 million, $135.0 million and $91.7 million at December 31, 2007.

Gross loans outstanding increased by $93.1 million or 14% over the nine-month period. All categories of loans experienced net increases with the commercial real estate mortgage category experiencing the most significant dollar growth increasing $80.2 million or 23% from $350.4 million to $430.6 million. Commercial and industrial loans increased by $10.3 million or 14% from $72.9 million to $83.2 million. Home equity lines and loans increased by $9.3 million or 20% to $54.5 million, residential real estate loans increased $702,000 or 4% to $18.9 million and consumer loans increased by $216,000 or 4% to $5.7 million. The construction and acquisition and development category has experienced a decline of $7.6 million or 4% since the end of 2007. The decline reflects a general slowdown in the residential building and development industry as well as shifting of completed commercial construction loans into the permanent commercial real estate mortgage category. The composition of the loan portfolio, by category, as of September 30, 2008 is 56% commercial mortgage loans, 23% construction loans, 11% commercial loans, 7% home equity loans and lines, 2% residential mortgage loans and 1% consumer loans. The composition of the loan portfolio, by category, as of December 31, 2007 was 52% commercial mortgage loans, 27% construction loans, 11% commercial loans, 6% home equity loans and lines, 3% residential real estate mortgage loans and 1% consumer loans.

The Company had an allowance for loan losses at September 30, 2008 of $10.0 million or 1.30% of outstanding loans compared to $8.3 million or 1.24% at December 31, 2007. At September 30, 2008, there were eight loans totaling $2.8 million in non-accrual status. There were no loans past due 90 days or more and still accruing interest at September 30, 2008. Non-performing loans as a percentage of total loans at September 30, 2008 were 0.36%. At December 31, 2007, there were twelve loans totaling $2.7 million in non accrual status, no loans past due 90 days or more and still accruing interest and non-performing loans as a percentage of total loans at December 31, 2007 were 0.40%. For a more detailed discussion, see the section entitled Non-Performing Assets.

The Company has investment securities with an amortized cost of $97.6 million at September 30, 2008. All investments are accounted for as available for sale and are presented at their fair market value of $96.0 million compared with $90.8 million at year-end 2007. The Company’s investment in available for sale securities at September 30, 2008, consists of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and marketable equity securities. The Company does not own any equity investments in the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Federal National Mortgage Association (Fannie Mae). The increase during the first nine months of 2008 was the net result of $19.2 million in new purchases and $67,000 in net accretion of discounts, less $10.8 million in principal re-payments and called principal, the sale of $1.5 million of securities and a $1.6 million decrease in fair value. The Company has performed an analysis at September 30th and believes all unrealized losses within its securities portfolio are temporary in nature.

All of our mortgage-backed and collateralized mortgage obligation securities are issued through either a Government Sponsored Enterprise (GSE) such as Freddie Mac and Fannie Mae or the government-owned Government National Mortgage Association (Ginnie Mae). Prior to September 7, 2008, only those securities issued by Ginnie Mae were backed by the full faith of the US Government. There was an implied guarantee on securities issued through the other two GSEs, but not an explicit guarantee. On September 7, 2008, the US Department of Treasury and the Federal Housing Finance Agency announced that Freddie Mac and Fannie Mae were being placed into conservatorship. As a result, the US Government effectively has guaranteed the securities issued by the GSEs. Therefore, the credit risk associated with owning debt securities issued through these two entities has been significantly mitigated.

The Company owns $7.3 million of Federal Home Loan Bank stock at September 30, 2008 compared to $6.8 million at December 31, 2007.

There is $9.5 million in Federal funds sold at September 30, 2008 compared to $97,000 at December 31, 2007. Federal funds sold are a source of short-term liquidity typically used to fund loans and cover deposit fluctuations.

Interest-earning deposits held at correspondent banks increased by approximately $427,000 from $212,000 at December 31, 2007 to $639,000 at September 31, 2008.

Non-earning and other assets increased by approximately $12.7 million between December 31, 2007 and September 30, 2008. The Company purchased an additional $7.0 million of bank owned life insurance in May. The earnings from increased cash value on the bank owned life insurance is used to help offset certain employee and supplemental retirement benefits. There was a net increase in bank premises and equipment increased of $2.2 million as we purchased land for a future branch location and are incurring construction costs on a branch expected to open in 2009. The Company had three foreclosed properties totaling $272,000 at December 31, 2007. During 2008, we foreclosed on seven additional properties and moved $2.4 million in net realizable values to other real estate owned. Four of those properties have been disposed of, at a combined loss of $75,000, leaving a balance of other real estate owned of $1.9 million. Non-interest earning cash due from banks, the majority of which represents checks in the process of being collected through the Federal Reserve payment system, increased by $273,000. For more details regarding the increase in cash and cash equivalents, see the Consolidated Statements of Cash Flows.

Total deposits increased by $106.2 million between December 31, 2007 and September 30, 2008 from $605.4 million to $711.6 million. The largest dollar increase occurred in the time deposit category, which grew by $112.2 million or 32% to $457.4 million at September 30, 2008 from $645.2 million at year end 2007. Other categories experiencing growth include money market deposits increasing by $36.6 million or 76% to $84.9 million, interest-bearing demand deposit balances increasing by $3.6 million or 11% to $35.5 million and non-interest bearing demand deposits increasing $226,000 to $69.6 million. Due largely to the expected distribution of $20.4 million from an escrow account and migration toward an introductory money market product, savings account balances declined by $46.3 million to $64.2 million.

The composition of the deposit base, by category, at September 30, 2008 is as follows: 64% time deposits, 12% money market accounts, 10% non-interest-bearing demand deposits, 9% savings accounts and 5% interest-bearing demand deposits. The composition of the deposit base, by category, at December 31, 2007 was 57% time deposits, 18% in statement savings, 12% non-interest-bearing demand deposits, 8% money market and 5% in interest-bearing demand deposits. Over the past 12 months, short-term interest rates have fallen by 325 basis points. Rates on non-maturity deposit products such as interest bearing demand, savings and money market accounts have moved down accordingly. Due to fierce market competition and some irrational pricing by banks experiencing liquidity issues, the rates on time deposits have not dropped to the extent anticipated. This has caused a significant shift in our deposit mix from the lower cost non-maturity products into the time deposit category.

Time deposits of $100,000 or more totaled $367.1 million at September 30, 2008 compared to $276.6 million at December 31, 2007. The Company uses brokered certificates of deposit as an alternative funding source. Brokered deposits represent a source of fixed rate funds priced competitively with FHLB borrowings, but do not require collateralization like FHLB borrowings. Brokered deposits were $266.9 million at September 30, 2008 compared with $166.6 million at December 31, 2007.

The Company has $125.7 million of long-term debt outstanding at September 30, 2008 compared to $121.2 million at December 31, 2007. The long-term debt is comprised of $108.0 million in FHLB term advances, $15.7 million in junior subordinated debt and $2.0 million outstanding on a line of credit. Short-term borrowings increased by $6.2 million during 2008 to $20.0 million. Short-term borrowings consist of FHLB term advances with remaining maturities of less than one year

Accrued interest payable and other liabilities increased by $539,000 and are $4.0 million and $3.4 million at September 30, 2008 and December 31, 2007, respectively.

Between December 31, 2007 and September 30, 2008, total stockholders’ equity increased by $2.5 million. The increase resulted primarily from net income for the first nine months of $2.8 million, $707,000 in new stock issued pursuant to the exercise of stock options and $160,000 due to the recognition of certain stock award expense. Total stockholders’ equity decreased by $142,000 due to recording the cumulative effect of adopting EITF 06-04 and a decline in the net fair market value of available for sale securities of $1.1 million. The decline in the fair market value of securities available for sale is almost entirely due to the Company’s municipal securities portfolio. Due to the credit crisis and the impact on municipal debt issuance, the market for these securities is illiquid. We believe the unrealized loss on the municipal portfolio is temporary and due to market inactivity rather than the credit quality of the underlying issuers.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

Net Income. Net income for the three-month period ended September 30, 2008 is $746,000 compared to $1.6 million for the three-month period ended September 30, 2007. Diluted earnings per share for the current period are $.08 compared to $.16. Annualized return on average assets declined to 0.31% from 0.79% for the prior period. The decline is due to a net interest margin compression, strong loan growth funded by high cost money, an increase in the loan loss provision and higher non-interest expenses. Return on average equity for the current period is 3.12% compared to 7.04% for the prior period.

Net Interest Income. Net interest income decreased by $466,000 from $6.8 million for the prior three-month period to $6.3 million for the three-month period ended September 30, 2008. The additional interest income generated by a higher volume of earning assets was more than offset by the decline in net interest margin earned on those assets. Total interest expense from deposits and other borrowings increased as the cost of new interest bearing liabilities to fund earning asset growth was greater than the reduction experienced due to the lower interest rate environment. The Company’s net interest margin decreased from 3.72% to 2.89% due to a greater dependency on interest-bearing liabilities and a lower interest rate environment which has reduced the average yield on earning assets to a greater extent than the reduction in the Company’s cost of funds.

Total interest income decreased by $301,000 to $13.8 million for the current three-month period compared to $14.1 million for the prior year period. The net decline resulted from a $3.0 million decrease due to lower yields realized on earning assets and a $2.7 million increase in interest income due to the growth in total average earning assets. Total interest expense for the current period increased by $164,000 from $7.3 million to $7.6 million. The decrease was the net result of a $1.7 million decline due to the lower cost of money and a $1.8 million increase due to growth in interest-bearing funds.

Total average earning assets increased $146.3 million or 20% from an average of $725.4 million for the prior year three-month period to an average of $871.7 million for the three-month period ended September 30, 2008. The average balance of loans outstanding during the current quarter is $765.5 million, a $140.4 million or 22% increase over the $625.1 million of average outstanding loans for the prior year period. The average balance of the investment securities portfolio is $102.8 million, increasing by over $9.0 million or 10% compared to the prior period average of $93.7 million. The average balance of federal funds sold and other earning assets decreased to $3.4 million for the current three-month period compared to $6.5 million for the prior period.

Average interest-bearing liabilities increased by $152.9 million or 24% from $625.6 million for the quarter ended September 30, 2007 to $778.5 million for the current quarter. Total interest-bearing deposits increased by $95.5 million or 18% from $535.1 million to $630.6 million. Time deposits experienced the largest increase averaging $437.8 million during the current year period compared to $326.0 million for the prior period. Total borrowings increased by 63% or $57.4 million from $90.5 million to $147.9 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the three-month period ended September 30, 2008 is 2.89% compared to 3.72% for the three-month period ended September 30, 2007. The average yield on earning assets for the current three-month period decreased 141 basis points to 6.30% compared with 7.71% for the prior year period, while the average cost of interest-bearing funds decreased by only 81 basis points to 3.81% from 4.62%. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased by 61 basis points from 3.10% for the quarter ended September 30, 2007 to 2.49% for the quarter ended September 30, 2008. The percentage of interest earning assets to average interest-bearing liabilities declined from 115.95% for the prior year period to 111.97% for the three months ended September 30, 2008. A decrease in the ratio of average earning assets to average interest-bearing liabilities indicates an increased dependency on interest-bearing forms of funding to meet the demand of earning asset growth.

Between mid September 2007 and April 30, 2008, the Federal Reserve (the “Fed”) decreased short-term interest rates seven times for a total of 325 basis points. Unlike the slow, measured approach to increasing interest rates between July 2004 and July 2006, when each increase was in 25 basis point increments, four of the seven decreases came in the 50 to 75 basis point range. The interest rate cuts were in response to weakness being experienced in the US economy. Approximately 50% of the Company’s loan portfolio has variable rate pricing based on the Prime lending rate or LIBOR (London Inter Bank Offering Rate). As short-term rates have declined, variable rate loans have repriced downward resulting in a lower yield on average earning assets. While the yield on the variable portion of existing loans was falling with rate decreases, rates on new fixed rate loans were experiencing significant downward pressure due to loan competition in our high growth markets. On the liability side of the balance sheet, while we have decreased rates on our non-maturity deposits categories, our time deposits have fixed rates and are subject to contractual maturities and therefore reprice at a slower rate. Irrational time deposit pricing in our markets by banks experiencing liquidity problems have not permitted us to lower offering rates on new time deposits to the extent we would have anticipated in the falling rate environment. For these reasons, net interest margin has fallen over the past year.

Since the Company began almost ten years ago, we have focused on asset growth as the main driver of value. We are in the process of implementing a new strategic initiative which will focus our efforts towards becoming a high performing bank in terms of earnings and profitability measures. As a result of this new strategy, where risk-based loan pricing and core deposit generation play a more prevalent role, the rate of asset growth is likely to decline from our historical percentage growth rates. We would expect that over time, this strategy will yield higher net interest margins due to better loan pricing and a reduced reliance on high cost forms of funding. However, subsequent to September 30th, the Fed lowered short-term interest rates by another 50 basis point which is likely to have an unfavorable impact on net interest margin in the short run.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended September 30, 2008 is $1.3 million compared to $666,000 for the same period in 2007. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increase in the loan loss provision is due in part to the increase in loans outstanding during the quarter and specific reserves identified for individual credits whose quality showed some deterioration. The allowance for loan losses was $10.0 million at September 30, 2008, representing 1.30% of total outstanding loans.

Non-Interest Income. For the three-month period ended September 30, 2008, non-interest income increased by $367,000 or 53% to $1.1 million compared to $689,000 for the same period in 2007. Categories experiencing increases over the prior period include earnings on cash value of bank owned life insurance, customer service fees and mortgage loan origination fees. There are $121,000 of miscellaneous non-recurring fees included in other non-interest income.

Non-Interest Expenses. For the current three-month period, non-interest expenses increased by $664,000 or 15% from $4.4 million to $5.1 million. The personnel and occupancy expense categories attribute $532,000 of the total increase reflecting the costs associated with branch expansion and additional lending and support staff. The Company has opened two new branch offices during the past year and moved one office to a more visible location. Salaries and benefits expense increased by $405,000 or 16% to $2.9 million for the current year period compared to $2.5 million, and occupancy increased by $127,000 or 22% to $709,000 from $582,000.

Provision for Income Taxes. The Company has income tax expense of $306,000 for the three-months ended September 30, 2008 compared with $868,000 for the prior year period. The effective tax rate for the three-month period ended September 30, 2008 was 29.1% compared with 35.7% for the prior year period. The decrease in the effective tax rate is attributable to a larger percentage of tax exempt income compared with pre-tax income in the current quarter.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

Net Income. Net income for the nine-month period ended September 30, 2008 is $2.8 million or $.29 per diluted share compared to $4.5 million or $0.47 per diluted share for the nine-month period ended September 30, 2007. Annualized return on average assets is 0.41% and 0.79% for the two periods ended September 30, 2008 and 2007, respectively. The decline in return on assets is primarily attributed to the effects of a lower interest rate environment, the narrowing of spread between pricing on new loans and the cost to fund the loan growth and an increase in non-interest expenses. Return on average equity for the current period is 3.94% compared to 6.94% for the prior period. Return on average equity decreased due to a lower return on average assets.

Net Interest Income. Net interest income is $19.2 million for the current nine-month period compared to $19.9 million for the prior period. Increased interest income that would be expected from strong growth in earning assets has been offset by both the lower interest rate environment and the increased volume of high cost deposits to fund the asset growth.

Total interest income is $40.7 million for the current nine-month period compared to $40.5 million for the prior year period, an increase of $239,000 or less than 1%. The increase is comprised of a $7.6 million increase due to growth in average earning assets and a $7.4 million decrease due to the lower average yield earned on those assets. Total interest expense increased by $702,000 or 3% from $20.8 million for the prior year period to $21.5 million for the current period. The increase is the result of a $5.0 million increase due to growth in interest-bearing liabilities and a $4.3 million decrease due to the lower interest rate environment.

Total average earning assets increased $136.1 million or 19% from an average of $698.6 million as of September 30, 2007 to an average of $834.7 million for the nine-month period ended September 30, 2008. The average balance of loans outstanding during the current nine-month period is $728.9 million reflecting a $131.9 million or 22% increase over the $597.0 million for the prior year period. The average balance of the investment securities portfolio for the current period is $101.9 million, increasing by $10.6 million or 12% compared to an average of $91.3 million at September 30, 2007. The average balance of federal funds sold and other earning assets decreased to $3.9 million for the nine-month period ended September 30, 2008 compared to $10.3 million for the prior period.

Total average interest-bearing liabilities increased by $138.0 million or 23% from an average of $600.3 million for the period ended September 30, 2007 to $738.3 million for the current nine-month period. Average interest-bearing deposits increased by $78.3 million or 15% growing from $519.2 million at September 30, 2007 to $597.5 million at September 30, 2008. Total average borrowings increased by $59.7 million or 74% to $140.7 million for the current nine-month period from $81.0 million for the prior year period.

The net interest margin for the nine-month period ended September 30, 2008 is 3.07% compared to 3.76% for the prior year nine-month period. The average yield on earning assets for the current nine-month period decline by 125 basis points to 6.49% compared with 7.74% for the prior year period, while the average cost of interest-bearing funds decreased by only 74 basis points to 3.90% from 4.64%. The spread between the rates paid on earning assets and the cost of interest-bearing funds decreased by 50 basis points from 3.10% to 2.60%. The Company’s reliance on interest-bearing liabilities to fund earning asset growth increased as the percentage of interest earning assets to interest bearing liabilities declined from 116.39% to 113.07%.

Provision for Loan Losses. The Company’s provision for loan losses for the nine-month period ended September 30, 2008 is $2.5 million compared to $1.3 million for the same period in 2007. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” The increased loan loss provision for the current nine-month period is primarily due to the increase in net loan growth and reserves for specific credits experiencing quality deterioration. See the section entitled “Non Performing Assets” for more details.

Non-Interest Income. For the nine-month period ended September 30, 2008, non-interest income increased by $717,000 to $2.7 million. The largest components of non-interest income are $996,000 in customer service fees, $512,000 in mortgage loan origination fees, $431,000 in earnings on cash value of bank owned life insurance and $181,000 in deposit service charges. For the prior nine-month period, we recorded $829,000 in customer service fees, $396,000 in mortgage loan origination fees, $281,000 increase in cash surrender value on life insurance, and $177,000 in service charges and fees on deposit accounts. Other non interest income increased by $339,000 of which $238,000 represents non-recurring revenue.

Non-Interest Expenses. Non-interest expenses increased by 15% to $15.2 million for the nine-month period ended September 30, 2008 compared with $13.2 million for the same period ended September 30, 2007. The Company has added two branch locations, moved one office to a more visible location and increased both lending and support staff during the past twelve months. Increases in personnel and occupancy expenses account for 79% of the total rise in non-interest expenses. Salaries and benefits expense increased by $1.2 million or 16% to $8.6 million for the current nine-month period compared to $7.4 million for the prior year. Occupancy and equipment expenses increased by $334,000 or 19% to $2.0 for the current period compared to $1.7 million for the prior year period. Management anticipates both personnel and occupancy expense to increase in early to mid 2009 as we plan to open two new locations in Raleigh, North Carolina. Data processing costs increased by only $7,000 to $802,000.

Other non-interest expenses increased by $407,000 to $3.7 million for the first nine months of 2008 compared with $3.3 million for the prior year. The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, FDIC deposit insurance premiums and loan related fees. Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase. Due to changes in the assessment calculation and an increased deposit base, FDIC insurance premiums increased from $124,000 to $295,000. As the new temporary FDIC insurance limits of $250,000 are implemented, we anticipate that our assessments will increase two-fold. Approximately $218,000 of non-interest expense for the nine-month period ended September 30, 2007 were non-recurring in nature resulting from the conversion of Port City Capital Bank into Crescent State Bank and other professional services performed in conjunction with a regulatory compliance review.

Provision for Income Taxes. The Company recorded income tax expense of $1.3 million during the nine-months ended September 30, 2008 compared to $2.5 million for the prior year period. The effective tax rates for the two periods were 32.5% and 36.0%, respectively. The decrease is due to a larger percentage of income earned from tax exempt sources in the current nine-month period.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company's assets and liabilities for the three and nine-month periods ended September 30, 2008 and 2007. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance. For purposes of the analysis, Federal Home Loan Bank stock is included in Investment Securities totals.

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

	For the Three Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets
Loan portfolio	$765,539	$12,571	6.53%	$625,116	$12,867	8.17%
Investment securities	102,764	1,206	4.69%	93,739	1,142	4.87%
Fed funds and other interest-earning assets	3,420	17	1.98%	6,541	86	5.22%
Total interest-earning assets	871,723	13,794	6.30%	725,396	14,095	7.71%
Noninterest-bearing assets	69,594			62,133
Total Assets	$941,317			$787,529

Interest-bearing liabilities
Interest-bearing NOW	$34,506	10	0.12%	$32,879	83	1.00%
Money market and savings	158,346	1,067	2.68%	176,243	1,827	4.11%
Time deposits	437,762	4,876	4.43%	325,972	4,211	5.13%
Short-term borrowings	14,803	126	3.39%	10,982	149	5.31%
Long-term debt	133,112	1,372	4.03%	79,509	1,017	5.01%
Total interest-bearing liabilities	778,529	7,451	3.81%	625,585	7,287	4.62%
Non-interest bearing deposits	64,469			70,640
Other liabilities	3,495			3,287
Total Liabilities	846,493			699,512
Stockholders' Equity	94,824			88,017
Total Liabilities & Stockholders' Equity	$941,317			$787,529

Net interest income		$6,343			$6,808
Interest rate spread			2.49%			3.10%
Net interest-margin			2.89%			3.72%

Percentage of average interest-earning assets to average interest-bearing liabilities			111.97%			115.95%

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

	For the Nine Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earnings assets
Loan portfolio	$728,901	$36,978	6.78%	$597,043	$36,773	8.23%
Investment securities	101,916	3,640	4.76%	91,300	3,299	4.82%
Fed funds and other interest-earning assets	3,920	75	2.56%	10,291	382	4.96%
Total earning assets	834,737	40,693	6.49%	698,634	40,454	7.74%
Noninterest-bearing assets	66,405			61,377
Total Assets	$901,142			$760,011

Interest-bearing liabilities
Interest-bearing NOW	$34,727	41	0.16%	$34,025	280	1.10%
Money market and savings	158,888	3,140	2.64%	161,317	5,050	4.19%
Time deposits	403,903	13,984	4.62%	323,869	12,317	5.08%
Short-term borrowings	14,274	333	3.12%	16,856	648	5.14%
Long-term debt	126,436	4,036	4.19%	64,193	2,537	5.21%
Total interest-bearing liabilities	738,228	21,534	3.90%	600,260	20,832	4.64%
Non interest-bearing deposits	65,562			70,387
Other liabilities	3,138			3,159
Total Liabilities	806,928			673,806
Stockholders' Equity	94,214			86,205
Total Liabilities & Stockholders' Equity	$901,142			$760,011

Net interest income		$19,159			$19,622
Interest rate spread			2.60%			3.10%
Net margin			3.07%			3.76%
Percentage of average interest-earning assets to average interest bearing liabilities			113.07%			116.39%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three and nine-month periods ended September 30, 2008 and 2007. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis

	Three Months Ended September 30,
	2008 vs. 2007
	(in Thousands)
	Increase (Decrease) Due to

	Volume	Rate	Total
Interest Income
Loan portfolio	2,577	(2,873)	(296)
Investment Securities	109	(45)	64
Fed funds and other interest-earning assets	(29)	(40)	(69)
Total interest-earning assets	2,657	(2,958)	(301)

Interest Expense
Interest-bearing NOW	2	(75)	(73)
Money market and savings	(156)	(604)	(760)
Time deposits	1,337	(672)	665
Short-term borrowings	41	(64)	(23)
Long-term debt	612	(257)	355
Total interest-bearing liabilities	1,836	(1,672)	164

Net interest income	821	(1,286)	(465)

Rate/Volume Analysis

	Nine Months Ended September 30,
	2008 vs. 2007
	(in Thousands)
	Increase (Decrease) Due to

	Volume	Rate	Total
Interest Income
Loan portfolio	7,426	(7,221)	205
Investment Securities	381	(40)	341
Fed funds and other interest-earning assets	(179)	(128)	(307)
Total interest-earning assets	7,628	(7,389)	239

Interest Expense
Interest-bearing NOW	4	(243)	(239)
Money market and savings	(60)	(1,850)	(1,910)
Time deposits	2,915	(1,248)	1,667
Short-term borrowings	(80)	(235)	(315)
Long-term debt	2,208	(709)	1,499
Total interest-bearing liabilities	4,987	(4,285)	702

Net interest income	2,641	(3,104)	(463)

NONPERFORMING ASSETS

The table below sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At September 30,		At December 31,
	2008	2007	2007	2006
	(Dollars in thousands)

Nonaccrual loans	$2,771	$1,428	$2,726	$135
Restructured loans	-	-	-	-

Total nonperforming loans	2,771	1,428	2,726	135

Real estate owned	1,870	249	272	98
Repossessed assets	-	14	-	-

Total nonperforming assets	$4,641	$1,691	$2,998	$233
Accruing loans past due 90 days or more	$-	$-	$-	$-
Allowance for loan losses	9,988	8,190	8,273	6,945
Nonperforming loans to period end loans	0.36%	0.22%	0.40%	0.02%
Allowance for loan losses to period end loans	1.30%	1.26%	1.22%	1.26%
Allowance for loan losses to nonperforming loans	360%	573%	303%	5,145%
Nonperforming assets to total assets	0.49%	0.21%	0.36%	0.03%

Nonperforming assets and loans past due 90 days or more to total assets	0.49%	0.21%	0.36%	0.03%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectability of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At September 30, 2008, we identified sixteen loans totaling $4.9 million as potential problem loans.

At September 30, 2008, there were seven foreclosed properties valued at a total of $1.9 million and eight nonaccrual loans totaling $2.8 million. Interest foregone on nonaccrual loans for the nine-month period ended September 30, 2008 was $115,000. At September 30, 2007, there were six foreclosed properties valued at $249,000 and eleven nonaccrual loans totaling $1.4 million. Interest foregone on nonaccrual loans for the nine-month period ended September 30, 2007 was approximately $45,100.

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

Using the various evaluation factors mentioned above, management predetermined allowance percentages for all risk classes 1 through 6 for each loan category. The total aggregate balance of loans in the group is multiplied by the associated allowance percentage to determine an adequate level of allowance for loan losses for unimpaired loans. Those loans that are identified through the Company’s internal loan grading system as impaired are evaluated individually in accordance with Statement of Financial Accounting Standards (SFAS) 114, “Accounting by Creditors for Impairment of a Loan.” Each collateral dependent loan is analyzed to determine the net value of collateral, probability of charge-off and finally a potential estimate of loss. Loans meeting the criteria for individual evaluation are specifically reserved for based on management’s analysis.

Using the data gathered during the monthly evaluation process, the model calculates an acceptable range for allowance for loan losses. Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses within that range.

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans; however, there were other factors influencing the provision. For the nine-month period ended September 30, 2008, there were net loan charge-offs of $832,000 compared with $102,000 for the prior year. Charge-offs have increased due to softening economic conditions throughout our franchise. The allowance for loan losses at September 30, 2008 was $10.0 million, which represents 1.30% of total loans outstanding compared to $8.2 million or 1.26% for the prior year.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses

	At September 30,		At December 31,
	2008		2007
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)

Residential real estate loans	$92	2.46%	$130	2.70%
Home equity loans and lines	405	7.08%	334	6.69%
Commercial mortgage loans	5,120	56.00%	3,771	51.85%
Construction loans	2,235	22.89%	2,362	27.18%
Commercial and industrial loans	1,999	10.83%	1,536	10.77%
Loans to individuals	137	0.74%	140	0.81%

Total allowance	$9,988	100.00%	$8,273	100.00%

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Nine-Month Period Ended September 30,
	2008	2007
	(Dollars in thousands)

Balance at the beginning of the period	$8,273	$6,945
Charge-offs:
Commercial and industrial loans	167	88
Home equity loans and lines	-	11
Commercial real estate loans	91	-
Construction, acquisition and development	569	-
Consumer loans	17	4

Total charge-offs	844	103

Recoveries	12	1

Net charge-offs	832	102

Provision for loan losses	2,547	1,347

Balance at the end of the period	$9,988	$8,190

Total loans outstanding at period-end	$769,060	$651,652

Average loans outstanding for the period	$728,901	$597,043

Allowance for loan losses to total loans outstanding	1.30%	1.26%

Annualized ratio of net charge-offs to average loans outstanding	0.15%	0.02%

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

As of September 30, 2008, liquid assets (cash and due from banks, interest-earning deposits with banks and investment securities available for sale) were approximately $118.5 million, which represents 12% of total assets and 17% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $256.0 million of which $137.5 million is outstanding at September 30, 2008. Outstanding commitments for undisbursed lines of credit, letters of credit and undisbursed investment commitments amounted to approximately $184.5 million. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings. Certificates of deposits represented 64% of the Company’s total deposits at September 30, 2008 compared with 57% at December 31, 2007. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of low cost transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 52% and 42% of the Company’s total deposits at September 30, 2008 and December 31, 2007, respectively. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent Financial Corporation must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At September 30, 2008, the Company’s equity to asset ratio is 9.85%. The Company’s ratios of Tier 1 capital to risk-weighted assets and total capital to risk-based assets are 8.66% and 10.77%, respectively. The bank subsidiary is required to maintain capital adequacy ratios. Crescent State Bank has Tier I capital to risk-weighted assets and total capital to risk-based assets ratios of 8.84% and 10.95%, respectively.

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

Emergency Economic Stabilization Act
The Emergency Economic Stabilization Act of 2008 (EESA) was enacted on October 3, 2008. The purpose of this law is to restore liquidity and stability to the financial system, while minimizing any potential long term negative impact on taxpayers. The law authorizes the United States Secretary of Treasury to spend up to $700 billion to purchase distressed assets, especially mortgage-backed securities, from the nation's banks. The program under which the asset purchase will be administered is referred to as the Troubled Asset Relief Program (TARP).

The law also temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The higher insurance limits took effect immediately and will be in effect through December 31, 2009. Additionally, the Federal Deposit Insurance Corporation (FDIC) announced on October 14, 2008, a new program aimed at strengthening consumer confidence and encouraging liquidity in the banking system.

The Temporary Liquidity Guarantee Program (TLGP) guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and provides full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. The program provides a three year guarantee of newly issued debt and increased insurance coverage through December 31, 2009. This two-pronged program will be funded through special fees paid by the financial institutions participating. The Company must decide whether to participate in one, both or none of these phases of the program by December 5, 2008.

Also on October 14, 2008, the US Department of Treasury announced a voluntary Capital Purchase Program (CPP) to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Treasury will purchase up to $250 billion of senior preferred stock. The program will be available to qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities that elect to participate on November 14, 2008. Treasury will determine eligibility and allocations for interested parties after consultation with the appropriate federal banking agency. The minimum subscription amount available to a participating institution is 1 percent of risk-weighted assets. The maximum subscription amount is the lesser of $25 billion or 3 percent of risk-weighted assets. Treasury will fund the senior preferred shares purchased under the program by year-end 2008.

The senior preferred shares will qualify as Tier 1 capital and will rank senior to common stock. The senior preferred shares will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five. The senior preferred shares will be non-voting, other than class voting rights on matters that could adversely affect the shares. The senior preferred shares will be callable at par after three years. Prior to the end of three years, the senior preferred may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. Treasury may also transfer the senior preferred shares to a third party at any time. In conjunction with the purchase of senior preferred shares, Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investment. The exercise price on the warrants will be the market price of the participating institution's common stock at the time of issuance, calculated on a 20-trading day trailing average. Only institutions deemed to be “healthy” will be eligible to participate in the CPP.

Participation in these various programs carries certain restrictions with respect to the payment of dividends to common shareholders and executive compensation. Management and the Board are currently evaluating the programs but believe it may participate in the CPP and at least one aspect of the TLGP.

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

Item 4. Controls and Procedures

Crescent Financial Corporation’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2008, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Company’s internal controls during the quarter ended September 30, 2008 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.
None.

Item 1a.  Risk Factors.

The effects of the U.S. government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions are unknown at this time.

In response to the financial crises affecting the banking system and financial markets and the going concern threats to the ability of investment banks and other financial institutions, the U.S. Congress adopted the new Emergency Economic Stabilization Act of 2008 (“EESA”). The primary feature of the EESA is the establishment of a troubled asset relief program (“TARP”), under which the U.S. Treasury Department will purchase up to $700 billion of troubled assets, including mortgage-backed and other securities, from financial institutions for the purpose of stabilizing the financial markets and to purchase capital stock from these financial institutions. There can be no assurance as to what impact it will have on the financial markets, including the extreme levels of volatility currently being experienced. The failure of the U.S. government to execute this program expeditiously could have a material adverse effect on the financial markets, which in turn could materially and adversely affect the Company’s business, financial condition and results of operations. Since all the rules and guidelines of the TARP have not yet been published, the Company is unable to fully assess the program at this time.

The U.S. government’s plan to provide TARP Senior Preferred Stock capital to financial institutions may not be available to the Company.

The Company is considering whether to apply for TARP Senior Preferred Stock capital which may be furnished by the U. S. Treasury, however, no assurances can be given that this capital will be available to the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.  Defaults Upon Senior Debt.
None.

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information.
None.

Item 6. Exhibits

(a) Exhibits.

18.1	Preferability Letter Regarding Change in Accounting Policy Relating to Goodwill

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION

Date: November 5, 2008	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

Date: November 5, 2008	By:	/s/ Bruce W. Elder
Bruce W. Elder
Principal Financial Officer