Form 10-K
period 2008-12-31
CRESCENT FINANCIAL CORP
filed 2009-03-27
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $47,667,052.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date:  9,626,559 shares of Common Stock outstanding as of March 20, 2009.

Documents Incorporated by Reference.
Portions of the registrant’s definitive proxy statement as filed with the Securities Exchange Commission in connection with its 2009 annual meeting are incorporated into Part III of this report.

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

CSB was incorporated on December 22, 1998 as a North Carolina-chartered commercial bank and opened for business on December 31, 1998.  Including its main office, CSB operates thirteen (13) full service branch offices in Cary (2), Apex, Clayton, Holly Springs, Pinehurst, Raleigh, Southern Pines, Sanford, Garner, Wilmington (2) and Knightdale, North Carolina and one loan production office in Raleigh, North Carolina.  The Southern Pines and Pinehurst offices were acquired through a merger with Centennial Bank of Southern Pines in August, 2003.

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

Lending Activities

General.  We provide a wide range of short- to medium-term commercial and personal loans, both secured and unsecured.  We also make real estate mortgage and construction loans and Small Business Administration guaranteed loans. Many of our commercial loans are collateralized with real estate in our market but such collateral is mainly a secondary, not primary, source of repayment.  We have maintained a balance between variable and fixed rate loans within our portfolio.  Variable rate loans accounted for 49% of the loan balances outstanding at December 31, 2008 while fixed rate loans accounted for 51% of the balances.

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

Construction Loans.  Another of our primary lending focuses is construction/development lending.  We originate one to four family residential construction loans for custom homes (where the home buyer is the borrower and general contractor) and provide financing to builders who construct homes for re-sale.  We finance “starter” homes as well as “high-end” homes.  We generally receive a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes.  The Bank is active in the construction market and makes construction loans to builders of homes that are not pre-sold, but limits the number of such loans to any one builder.  This type of lending is only done with local, well-established builders and not with large or national tract builders.  We lend to builders in our market who have demonstrated a favorable record of performance and profitable operations.  We limit the number of unsold homes for each builder but there is no limit for pre-sold homes.  We will also finance small tract developments and sub-divisions; however, we seek to be only one of a number of financial institutions making construction loans in any one tract or sub-division.  We endeavor to further limit our construction lending risk through adherence to established underwriting procedures and the requirement of documentation for all draw requests.  We require personal guarantees of the principals, when appropriate, and demonstrated secondary sources of repayment on construction loans.  Construction loan repayments are sensitive to general economic conditions, the housing market and population migration patterns.

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

Residential real estate loans are made for purchasing and refinancing one to four family properties.  We offer fixed and variable rate options, but generally limit the maximum fixed rate term to five years.  We provide customers access to long-term conventional real estate loans through our mortgage loan department, which originates loans and brokers them for sale in the secondary market.  Such loans are closed by mortgage brokers and are not funded by us.  We anticipate that we will continue to be an active originator of mortgage loans and only hold for our own account a small number of well-collateralized, non-conforming residential loans. Residential real estate loan collections are sensitive to economic market conditions, job loss and home valuation pressures.

The following table describes our loan portfolio composition by category:

	At December 31,
	2008		2007		2006
		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Real estate - commercial	$470,433	59.82%	$350,961	51.85%	$304,823	55.36%
Real estate - residential	19,145	2.44%	18,257	2.70%	20,224	3.67%
Construction loans	160,967	20.47%	184,019	27.18%	110,033	19.99%
Commercial and industrial loans	76,134	9.68%	72,930	10.77%	67,822	12.32%
Home equity loans and lines of credit	54,374	6.91%	45,258	6.69%	42,704	7.76%
Loans to individuals	5,370	0.68%	5,489	0.81%	4,977	0.90%

Total loans	786,423	100.00%	676,914	100.00%	550,583	100.00%
Less: Net deferred loan fees	(1,046)		(998)		(764)
Total loans, net	$785,377		$675,916		$549,819

	At December 31,
	2005		2004
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Real estate - commercial	$174,039	52.92%	$121,825	47.24%
Real estate - residential	14,914	4.54%	11,604	4.50%
Construction loans	46,607	14.17%	38,916	15.09%
Commercial and industrial loans	52,708	16.03%	48,757	18.90%
Home equity loans and lines of credit	34,921	10.62%	30,960	12.00%
Loans to individuals	5,670	1.72%	5,846	2.27%

Total loans	328,859	100.00%	257,908	100.00%
Less: Net deferred loan fees	(537)		(447)
Total loans, net	$328,322		$257,461

The following table presents at December 31, 2008 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates that mature after one year:

	Within	1-5	After 5
	1 Year	Years	Years	Total
	(In thousands)

Commercial mortgage	$145,765	$280,044	$44,624	$470,433
Residential mortgage	6,217	12,199	729	19,145
Construction loans	118,961	28,328	13,678	160,967
Commercial and industrial	52,747	22,571	816	76,134
Home equity lines and loans	1,885	4,653	47,836	54,374
Individuals	3,043	1,623	704	5,370

Total	$328,618	$349,418	$108,387	$786,423

Fixed rate loans				$309,339
Variable rate loans				148,466

				$457,805

Loan Approvals. Our loan policies and procedures establish the basic guidelines governing lending operations.  Generally, the guidelines address the type of loans that we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations.  All loans and credit lines are subject to approval procedures and amount limitations.  Depending upon the loan requested, approval may be granted by the individual loan officer, our officers’ loan committee or, for the largest relationships, the directors’ loan committee.  The Bank’s full board is required to approve any single transaction of $5.0 million or more.  These amount limitations apply to the borrower’s total outstanding indebtedness to us, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the board of directors.

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

The following table sets forth for the years indicated the average balances outstanding and average interest rates for each major category of deposits:

	For the Year Ended December 31,
	2008		2007		2006
	(Dollars in thousands)
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest bearing deposits	$64,938	-	$70,660	-	$56,376	-

Interest bearing demand deposits	34,073	0.19%	33,453	0.97%	37,876	1.46%
Money market deposits	79,145	2.80%	58,214	3.48%	51,926	3.52%
Savings deposits	78,759	2.26%	105,107	4.29%	40,694	4.51%
Time deposits over $100,000	338,193	4.50%	254,533	5.11%	154,538	4.82%
Time deposits under $100,000	80,397	4.73%	70,710	5.03%	72,440	3.51%

Total interest bearing deposits	610,567	3.78%	522,017	4.49%	357,474	3.97%

Total average deposits	$675,505	3.41%	$592,677	3.95%	$413,850	3.43%

	For the Year Ended December 31,
	2005		2004
	(Dollars in thousands)
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Non-interest bearing deposits	$42,641	-	$37,898	-

Interest bearing demand deposits	39,609	1.05%	40,931	0.79%
Money market deposits	41,548	2.16%	31,537	1.29%
Savings deposits	4,952	1.79%	2,758	0.36%
Time deposits over $100,000	110,312	3.30%	85,961	2.57%
Time deposits under $100,000	58,787	3.13%	56,445	2.68%

Total interest bearing deposits	255,208	2.70%	217,632	2.04%

Total average deposits	$297,849	2.31%	$255,530	1.73%

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2008:

Remaining maturity:	(in thousands)
Three months or less	$35,202
Over three months through one year	144,483
Over one year through three years	156,174
Over three years through five years	23,768
Total	$359,627

Borrowings

As additional sources of funding, we use advances from the Federal Home Loan Bank of Atlanta under a line of credit equal to 30% of CSB’s total assets ($290.5 million at December 31, 2008).  Outstanding advances at December 31, 2008 were $128.0 million. Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2008 advances were secured by investment securities available for sale with a fair value of $46.5 million and by loans with a carrying amount of $222.9 million, which approximates market value.

We may purchase federal funds through four unsecured federal funds lines of credit aggregating $59.0 million.  These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of the advances.  These lines of credit are payable on demand and bear interest based upon the daily federal funds rate (0.50% at December 31, 2008).  There were $8.7 million in federal funds purchased at December 31, 2008.

Junior Subordinated Debt

In August of 2003, $8.3 million in trust preferred securities were placed through Crescent Financial Capital Trust I.  The trust has invested the total proceeds from the sale of its trust preferred securities in junior subordinated deferrable interest debentures issued by us.  The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly, equal to three-month LIBOR plus 310 basis points.  The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible by us for income tax purposes.  The trust preferred securities mature on October 7, 2033 and are redeemable, subject to approval by the Federal Reserve, on January 7, April 7, July 7 or October 7 on or after October 7, 2008.  We have fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents.  Our obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness.  The principal reason for issuing trust preferred securities is that the proceeds from their sale qualify as Tier 1 capital for regulatory capital purposes (subject to certain limitations), thereby enabling us to enhance our regulatory capital positions without diluting the ownership of our stockholders.

Subordinated Debt

On September 26, 2008, the Company entered into an unsecured subordinated term loan agreement in the amount of $7.5 million.  The agreement calls for the Company to make quarterly payments of interest at an annual rate, reset quarterly, equal to three-month LIBOR plus 400 basis points.  The subordinated term loan is deemed to be Tier 2 capital for regulatory capital purposes.  The subordinated term loan agreement matures on October 18, 2018 and can be prepaid, subject to the approval of the FDIC and other Governmental Authorities (if applicable), in incremental amounts not less than $500,000, by giving five business days notice prior to prepayment.  We do not have the right to prepay all or any portion of the loan prior to October 1, 2013 unless the loan ceases to be deemed Tier 2 capital for regulatory capital purposes.  Should the loan cease to be considered Tier 2 capital for regulatory capital purposes, the debt can either be structured as senior debt of the Company or be repaid.  The principal reason for entering into the subordinated term loan agreement was to enhance our regulatory capital position without diluting our shareholders.

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

Banking Technology

Because of the level of sophistication of our markets, we commenced operations with a full array of technology available for our customers.  Our customers have the ability to perform on-line banking and bill paying, access on-line check images, make transfers, initiate wire transfers, ACH originations and stop payment orders of checks.  We provide our customers with imaged check statements, thereby eliminating the cost of returning checks to customers and eliminating the clutter of canceled checks.  Through branch image capture technology, CSB offers same day credit for deposits made prior to 5:00 pm.  During 2008, we implemented remote merchant capture which is a relatively new technology that allows our customers to run check deposits through a scanner and deliver the image to the Bank electronically.  In March 2009 we anticipate offering electronic statements to accountholders.

Strategy

Our strategy is three-fold: we are committed to achieving growth and performance through exceptional customer service and sound asset quality; we provide a comprehensive array of products and services; and we are able to adapt to a rapidly changing banking environment.  We place the highest priority on providing professional, highly personalized service – it’s the driving force behind our business.  Over the first ten years of our Company, we focused on loan growth as being the key to our short-term success, and although we have historically created earnings that compare favorably to a peer group of banks started in the late 1990’s, financial performance was not the main driver.  As we begin our eleventh year of business, the Company is slowly converting to a more mature bank whose strategy and goals are centered on becoming a high performance bank among our peer group.  As we begin this new direction, asset growth will not be at the levels previously seen, but performance metrics should begin to improve.  We feel the strategy and actions over the past ten years have helped to create a Company of size which was important in becoming a significant participant in the markets we serve. The future strategy and actions to create a high performing bank will leverage that size to create a Company of extraordinary long-term shareholder value.

Primary Market Area

CSB’s market area includes the four central north Carolina counties of Wake, Johnston, Lee and Moore Counties and the coastal county of New Hanover.

According to the U.S. Census Bureau, the estimated 2007 population for the contiguous four county central North Carolina area was over 1.1 million reflecting a 30% increase over the last actual census data population conducted in 2000.   The largest of the four, Wake County, includes the state capital of Raleigh as well as the area known as Research Triangle Park, one of the nation’s leading technology centers.  Our market area is home to several universities and institutions of higher learning, including North Carolina State University.  Wake County has a diverse economy centered on state government, the academic community, the technology industry, the medical and pharmaceuticals sectors and the many small businesses that support these enterprises as well as the people that live and work in this area.  The estimated 2007 population in Wake County of almost 833,000 is the second most populous county in the state and experienced a 5% increase between estimates for 2006 and those for 2007.  Johnston County is the second largest county in CSB’s central North Carolina footprint with a population estimate for 2007 of 157,000.  Johnston County is one of the fastest growing counties in the state and is contiguous to the southeast of Wake County.  Lee and Moore Counties are located to the south of Raleigh in the region referred to as the Sandhills area, which is home to the towns of Pinehurst, Sanford and Southern Pines.  Moore County has an estimated 2007 population of 84,000 and Lee County is estimated to have a population of 58,000.  Both counties experienced 2% growth compared with 2006 estimates.  The region’s economy benefits from an emphasis on the golf industry due to the many world class golf courses located in the vicinity and also from a growing retiree population drawn to the mild climate and recreational activities afforded by the Sandhills area.

CSB is headquartered in Cary, the second largest city in Wake County and the seventh largest in North Carolina.  Cary has an estimated population of 131,000 as of July 1, 2008. The Town of Cary is served by several major highways, Interstates 40, 440 and 540, US 1, US 64, and NC 55. International, national, and regional airlines offer service from the Raleigh-Durham International Airport, which is less than five miles from Cary.  The people located in CSB’s central North Carolina footprint are relatively diverse, young and highly educated.  As of 2000, the latest date for which actual census data is available, over 60% of Cary’s population and over 37% of the estimated four county population 25 years or older had at least a bachelor’s degree. This educational level is due to the number of higher education institutions located in our market area as well as the Research Triangle Park’s high technology employee base.

The economic strength of the area is also reflected by the per capita income.  Per capita income for 2007 for the Raleigh-Cary metropolitan statistical area, as estimated by the Bureau of Economic Analysis, was $38,648 compared to $33,636 for North Carolina.  The median family income in the Raleigh-Cary metropolitan statistical area in 2008 was $74,800 according to the Federal Reserve Bank of Richmond compared to $62,710 for the State of North Carolina as shown by the Federal Home Loan Mortgage Corporation.  Cary is home to the world’s largest privately held software company, SAS Institute, and it has attracted prominent companies such as American Airlines, Western Wake Medical Center, Austin Quality Foods and Lucent Technologies.  The Research Triangle Park houses major facilities of IBM, GlaxoSmithKline, Nortel, the U.S. Environmental Protection Agency, Quintiles and numerous other technology and bio-medical firms.

New Hanover County is home to Wilmington, North Carolina as well as the University of North Carolina at Wilmington.  According to the Chamber of Commerce, Wilmington has a 2008 estimated population of approximately 101,000 while New Hanover County has a population of approximately 190,000.  Wilmington is the eighth largest city in North Carolina.  The median family income estimate for 2008 according to the Department of Housing and Urban Development was $56,600 and per capita income per the Bureau of Economic Analysis for 2007 was $32,300.  Wilmington has a sizable seaport and is the most eastern point in the United States of Interstate 40.  The area has become an important destination for the entertainment industry as over 200 movies or television shows have been produced in Wilmington.  The largest employers in Wilmington include the New Hanover Regional Medical Center, New Hanover Public Schools, General Electric, The University of North Carolina at Wilmington and PPD, Inc., a large pharmaceutical and biotech company.

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

For example, as of June 30, 2008 there were 423 offices of 43 different financial institutions across our five county footprint.  CSB ranked eighth in market share across that five county area with a combined 3.80% of the total combined deposit market.  There were 241 offices of 31 different financial institutions in Wake County, 80 offices of 21 different financial institutions in New Hanover County, 41 offices of 12 different financial institutions in Johnston County, 39 offices of 12 different financial institutions in Moore County and 22 offices of 11 different financial institutions in Lee County.  CSB’s market share in the individual counties we serve was 2.77%, 3.24%, 1.49%, 5.16% and 2.30%, respectively.  While we typically do not compete directly for loans with larger banks, they do influence our deposit products.  We do compete more directly with mid-size and small community banks that have offices in our market areas.

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

Employees

At December 31, 2008, the Registrant employed 140 full-time and 14 part-time employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

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

Deposit Insurance. The Bank’s deposits are insured up to applicable limits, currently $250,000, by the Deposit Insurance Fund, or DIF, of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessment.

The FDIC recently amended its risk-based deposit assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, or the Reform Act. Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, was expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and for the period effective January 1, 2009 through March 31, 2009 (payment dated June 30, 2009 based on March 31, 2009 data) range from 12 to 14 basis points for the healthiest institutions (Risk Category I) to 50 basis points of assessable deposits for the riskiest (Risk Category IV). Effective April 1, 2009, the FDIC has introduced three adjustments that could be made to an institution's initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount.  The new rates will range from seven to 24 basis points for the healthiest institutions (Risk Category I) to 43 to 77.5 basis points of assessable deposits for the riskiest (Risk Category IV).

On October 3, 2008, Congress enacted into law the Emergency Economic Stabilization Act of 2008 (EESA).  The EESA established two major initiative programs; the Capital Purchase Program (CPP) and the Temporary Liquidity Guarantee Program (TLG). The TLG provided for two separate FDIC guarantee programs in which the Company chose to participate.   For the first program, the FDIC will guarantee newly issued senior unsecured debt issued between October 14, 2008, and June 30, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. The amount of debt covered by the guarantee may not exceed 125 percent of debt that was outstanding as of September 30, 2008 and scheduled to mature before June 30, 2009. If  an insured depository institution had no eligible debt outstanding at September 30, 2008, the debt guarantee limit was established at 2% of total liabilities at September 30, 2008.  For eligible debt issued on or before June 30, 2009, coverage would only be provided until June 30, 2012, even if the liability has not matured.  The second program guarantees non-interest bearing transaction accounts to an unlimited amount.  Additional assessment fees apply to funds guaranteed under these programs.

For eligible senior unsecured debt, an annualized fee will be collected equal to 75 basis points multiplied by the amount of debt guaranteed under this program. The Company has not issued any debt under this program.  For non-interest bearing transaction deposit accounts, a 10 basis point surcharge on the institution's current assessment rate would be applied to deposits not otherwise covered by the existing deposit insurance limit of $250,000. Fees for the 10 basis point surcharge on the non-interest bearing transaction accounts over $250,000 will be collected through the normal assessment cycle.  The Company anticipates paying assessments under this program.

On February 27, 2009, the FDIC proposed amendments to the restoration plan for the DIF.  This amendment proposes the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009.  The assessment is proposed to be collected on September 30, 2009.  The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to ten basis points if necessary to maintain public confidence in federal deposit insurance. Based on average deposits for the fourth quarter, this special assessment, if implemented as proposed, would equal approximately $1.4 million.  This special assessment, if implemented as proposed, will have a significant impact on the results of operations of the Company for 2009.

On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry.  The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk- adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2008, CSB was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 8.71% and 10.87%, respectively.

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

The Registrant is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Registrant’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” and “well managed” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

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

Recent Regulatory Initiatives.  Beginning in late 2008 and continuing into 2009, the federal government took sweeping actions in response to the deepening economic recession.  As mentioned above, President Bush signed the Emergency Economic Stabilization Act of 2008 or “EESA” into law on October 3, 2008.  Pursuant to EESA, the Department of the Treasury created the Troubled Asset Relief Program of “TARP” for the purpose of stabilizing the U.S. financial markets.  On October 14, 2008, the Treasury announced the creation of the TARP Capital Purchase Program.  The Capital Purchase Program was designed to invest up to $250 billion (later increased to $350 billion) in certain eligible financial institutions in the form of nonvoting senior preferred stock initially paying quarterly dividends at a five percent annual rate.  In connection with its investment in senior preferred stock, the Treasury also received ten-year warrants to purchase common shares of participating institutions.

The Company applied and was approved for participation in the Capital Purchase Program in late 2008.  On January 9, 2009, the Company issued and sold to the Treasury (1) 24,900 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and (2) a warrant to purchase 833,705 shares of the Company’s common stock for an aggregate purchase price of $24.9 million in cash.  The preferred stock qualifies as Tier 1 capital.

As a result of its participation in the Capital Purchase Program, the Company has become subject to a number of new regulations and restrictions.  The ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration shares of its common stock is subject to restrictions.  The Company is also required to have in place certain limitations on the compensation of its senior executive officers.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 into law.  This law includes additional restrictions on executive compensation applicable to the Company as a participant in the TARP Capital Purchase Program.

For additional information about this transaction and the Company’s participation in the Capital Purchase Program, please see Note S to the Company’s audited consolidated financial statements included with this report and the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2009.

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

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders’ equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others.  As of December 31, 2008, the Registrant was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 8.53% and 10.68%, respectively.

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

Office Locations	Year Opened	Approximate Square Footage	Owned or Leased
Main Office 1005 High House Road Cary, NC	2000	8,100	Leased
Cary Office 1155 Kildaire Farm Road Cary, NC	1998	2,960	Leased
Apex Office 303 South Salem Street Apex, NC	1999	3,500	Leased
Clayton Office 315 East Main Street Clayton, NC	2000	2,990	Leased
Holly Springs Office 700 Holly Springs Road Holly Springs, NC	2003	3,500	Owned
Pinehurst Office 211-M Central Park Avenue Pinehurst, NC	2003	2,850	Leased
Southern Pines Office 185 Morganton Road Southern Pines, NC	2003	3,500	Leased
Sanford Office 870 Spring Lane Sanford, NC	2004	3,500	Structure owned with ground lease
Garner Office 945 Vandora Springs Road Garner, NC	2007	3,500	Leased
Raleigh Loan Production Office 4601 Six Forks Road Raleigh, NC	2005	3,774	Leased
Falls of Neuse Office 6408 Falls of Neuse Road Raleigh, NC	2006	2,442	Owned
Wilmington Main Office 1508 Military Cutoff Road Wilmington, NC 28403	2006	6,634	Leased
Knightdale Office 7120 Knightdale Boulevard Knightdale, NC	2007	2,518	Owned
Wilmington Independence Office 2506 Independence Boulevard Wilmington, NC	2008	3,712	Structure owned with ground lease
Raleigh Creedmoor Office 7100 Creedmoor Road Raleigh, NC	2008	3,712	Owned
Raw land Zebulon, NC	2006	1.38 acres	Owned
Raw land Sanford, NC	2007	1.37 acres	Owned

Operations Locations	Year Opened	Approximate Square Footage	Owned or Leased
206 High House Road Cary, NC	2005	12,535	Leased

The total net book value of the Company’s real property used for business purposes, furniture, fixtures, and equipment on December 31, 2008 was $10,845,049.  All properties are considered by Company management to be in good condition and adequately covered by insurance.

ITEM 3 - LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject other than routine litigation that is incidental to its business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the fourth quarter of 2008.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s stock is listed on the NASDAQ Global Market under the symbol “CRFN.”  There were 9,626,559 shares outstanding at December 31, 2008 owned by approximately 2,800 shareholders.  The table below lists the high and low prices at which trades were completed during each quarter for the last two years.  The Company’s stock is considered thinly traded with less than ten thousand shares traded, on average, per day.  Our ability to pay cash dividends depends on the cash dividends we receive from the Bank.  However, the Bank is restricted in the amount of dividends it may pay.  See the section entitled Regulation in Item 1 for further disclosure regarding cash dividend payments.  Moreover, we do not expect to pay cash dividends on our common stock in the foreseeable future, as we intend to retain earnings in order to enhance our capital position.

	Low	High
January 1, 2007 to March 31, 2007	$11.77	$12.95

April 1, 2007 to June 30, 2007	11.15	12.79

July 1, 2007 to September 30, 2007	9.25	11.70

October 1, 2007 to December 31, 2007	8.97	11.11

January 1, 2008 to March 31, 2008	7.94	9.50

April 1, 2008 to June 30, 2008	5.71	8.43

July 1, 2008 to September 30, 2008	5.70	6.80

October 1, 2008 to December 31, 2008	3.12	6.30

See Item 12 of this Report for disclosure regarding securities authorized for issuance under equity compensation plans.

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the Years Ended December 31,

	2008	2007	2006	2005	2004
	(Dollars in thousands, except share and per share data)
Summary of Operations
Interest income	$54,405	$54,872	$36,707	$22,827	$15,896
Interest expense	29,070	28,217	17,257	8,872	5,466
Net interest income	25,335	26,655	19,450	13,955	10,430
Provision for loan losses	6,485	1,684	991	807	736
Net interest income after the provision for loan losses	18,850	24,971	18,459	13,148	9,694
Non-interest income	3,732	2,621	2,612	2,417	2,342
Non-interest expense	19,972	17,823	13,387	10,762	8,531
Income before income taxes	2,610	9,769	7,684	4,803	3,505
Income taxes	599	3,520	2,780	1,659	1,172
Net income	$2,011	$6,249	$4,904	$3,144	$2,333

Per Share and Shares Outstanding(1)
Net income, basic(2)	$0.21	$0.68	$0.67	$0.58	$0.45
Net income, diluted(2)	$0.21	$0.65	$0.64	$0.55	$0.43
Book value at end of period	$9.88	$9.75	$9.13	$6.52	$5.16
Tangible book value	$6.64	$6.42	$5.67	$5.93	$4.43
Weighted average shares outstanding:
Basic	9,500,103	9,211,779	7,281,016	5,402,390	5,146,464
Diluted	9,680,484	9,635,694	7,614,804	5,682,447	5,417,790
Shares outstanding at period end	9,626,559	9,404,579	9,091,649	6,358,388	5,188,931

Balance Sheet Data
Total assets	$968,311	$835,540	$697,909	$410,788	$331,227
Total investments(3)	113,278	97,858	89,069	57,752	54,935
Total loans, net	772,792	667,643	542,874	323,971	253,793
Total deposits	714,883	605,431	541,881	322,081	273,649
Borrowings	154,454	135,003	69,699	45,212	29,555
Stockholders’ equity	95,092	91,659	83,034	41,457	26,777

Selected Performance Ratios
Return on average assets	0.22%	0.80%	0.93%	0.84%	0.76%
Return on average stockholders’ equity	2.13%	7.15%	8.72%	10.34%	9.14%
Net interest spread(4)	2.55%	3.08%	3.29%	3.51%	3.26%
Net interest margin(5)	2.99%	3.72%	3.95%	3.94%	3.61%
Non-interest income as a percentage of total revenue(6)	12.85%	8.95%	11.84%	14.76%	18.34%
Non-interest income as a percentage of average assets	0.41%	0.34%	0.49%	0.64%	0.76%
Non-interest expense to average assets	2.18%	2.29%	2.53%	2.86%	2.76%
Efficiency ratio(7)	68.71%	60.88%	60.68%	65.73%	66.79%
Average stockholders’ equity to average total assets	10.32%	11.24%	10.64%	8.08%	8.27%

Asset Quality Ratios
Net charge-offs to average loans outstanding	0.29%	0.06%	0.02%	0.04%	0.15%
Allowance for loan losses to period end Loans	1.60%	1.22%	1.26%	1.33%	1.42%
Allowance for loan losses to non- performing loans	96%	303%	5,145%	16,960%	73,360%
Non-performing loans to period end loans	1.67%	0.40%	0.02%	0.01%	0.00%
Non-performing assets to total assets(8)	1.53%	0.36%	0.03%	0.01%	0.09%

	At or for the Years Ended December 31,

	2008	2007	2006	2005	2004
	(Dollars in thousands, except share and per share data)
Capital Ratios
Total risk-based capital ratio	10.68%	10.51%	11.03%	13.68%	11.61%
Tier 1 risk-based capital ratio	8.53%	9.37%	9.88%	12.51%	10.38%
Leverage ratio	7.67%	8.56%	9.13%	11.51%	9.49%
Equity to assets ratio	9.82%	10.97%	11.90%	10.09%	8.08%
Other Data
Number of full-service banking offices	13	12	11	9	8
Number of full-time equivalent employees	147	126	122	90	78

(1)	Adjusted to reflect the 10 % stock dividend distributed in 2007 and stock splits effected in the form of 15% stock dividends in each of the years 2006 and 2005.
(2)	Computed based on the weighted average number of shares outstanding during each period.
(3)	Consists of interest-earning deposits, federal funds sold, investment securities and FHLB stock.
(4)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)          Net interest margin is net interest income divided by average interest-earning assets.
(6)          Total revenue consists of net interest income and non-interest income.
(7)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.
(8)	Non-performing assets consist of non-accrual loans, restructured loans, and foreclosed assets, where applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (“Crescent” or the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the years ended December 31, 2008 and 2007. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis.

The following discussion and analysis contains the consolidated financial results for the Company and Crescent State Bank for the years ended December 31, 2008 and December 31, 2007, and the Company, Crescent State Bank and Port City Capital Bank for the year ended December 31, 2006. The Company had previously discontinued the consolidation of Crescent Financial Capital Trust I and began reporting the junior subordinated debentures that the Company issued in exchange for the proceeds that resulted from the issuance of the trust preferred securities.  The trust preferred securities are classified as long-term debt obligations.  Except for the accounting treatment, the relationship between the Company and Crescent Financial Capital Trust I has not changed.   Crescent Financial Capital Trust I continues to be a wholly owned subsidiary of the Company and the full and unconditional guarantee of the Company for the repayment of the trust preferred securities remains in effect.  The financial statements presented contain the consolidation of Crescent Financial Corporation and the Banks only.  The Company and its consolidated subsidiaries are collectively referred to herein as the Company unless otherwise noted.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2008 AND 2007

At December 31, 2008, the Company reported total assets of $968.3 million compared with $835.5 million at December 31, 2007.  Total assets increased by $132.8 million or 16% during the twelve month period.  Total earning assets increased by $124.9 million or 16% to $898.7 million compared with $773.8 million at the prior year end.  Earning assets at December 31, 2008 consisted of $785.4 million in gross loans, $105.6 million in investment securities, $7.3 million in Federal Home Loan Bank (FHLB) stock and $366,000 in overnight investments and interest bearing deposits.  Total deposits increased to $714.9 million at December 31, 2008 from $605.4 million reflecting a $109.5 million or 18% increase.  Borrowings increased by $19.5 million or 14% from $135.0 million to $154.5 million.  Stockholders’ equity increased by 4% or $3.4 million to $95.1 million compared with $91.7 million.

The Company’s loan portfolio is the largest component of earning assets.  During 2008, total gross loans increased by $109.5 million or 16% growing to $785.4 million at year end compared to $675.9 at December 31, 2007.  Our commercial real estate portfolio experienced the largest dollar and percentage increase growing by $119.4 million or 34%.  Total commercial real estate loans at December 31, 2008 were $470.4 million compared to $351.0 million twelve months ago.  Home equity loans and lines of credit increased by $9.1 million or 20% to $54.4 million from $45.3 million.  Our commercial and industrial loan portfolio increased by $3.2 million or 4% to $76.1 million at year end from $72.9 million.  The residential mortgage loan category increased by $888,000 or 5% to close the year at $19.1 million.  Current economic conditions and a softening of the housing market in those communities we serve resulted in a net decline of $23.0 million or 13% in our construction, acquisition and development portfolio.  At December 31, 2008, the Company’s construction, acquisition and development portfolio was $161.0 million compared to $184.0 million at the prior year end.  The consumer loan portfolio decreased slightly from $5.5 million to $5.4 million.

The composition of the loan portfolio, by category, as of December 31, 2008 is as follows: 60% commercial mortgage loans, 20% construction/acquisition and development loans, 10% commercial and industrial loans, 7% home equity loans and lines of credit, 2% residential mortgage loans and 1% consumer loans. The composition of the loan portfolio, by category, as of December 31, 2007 is as follows: 52% commercial mortgage loans, 27% construction/acquisition and development loans, 11% commercial and industrial loans, 6% home equity loans and lines of credit, 3% residential mortgage loans and 1% consumer loans.

We track each loan we originate using the North American Industry Classification System (NAICS) code.  Through the use of this code, we can monitor those industries for which we have a significant concentration of exposure.  At December 31, 2008, there were three industry codes for which our concentration exposure equaled or exceeded 10% of the total loan portfolio.  Loans to investors who lease non-residential buildings other than miniwarehouses comprised 16% of our loan portfolio and loans to residential home builders comprised 13% of the loan portfolio and loans for land development comprised 10% of the loan portfolio.  We have a significant concentration in the residential real estate market which requires continuous monitoring.  While the markets we operate in have not experienced the same extent of problems experienced in other markets nationally, the impact of the housing slowdown has and could continue to impact the financial performance of the Company.

The allowance for loan losses was $12.6 million or 1.60% of total outstanding loans at December 31, 2008 compared to $8.3 million or 1.22% of total outstanding loans at December 31, 2007.  The current economic climate, and its impact on the housing market and general business conditions, has resulted in some deterioration of quality within certain sectors of our loan portfolio.  Additionally, management makes adjustments to its loan loss reserve methodology to account for a variety of factors such as loan concentration, current delinquency levels, adverse conditions that might affect a borrower’s ability to repay the loan, prevailing economic conditions and all other relevant factors derived from our history of operations. There is a more detailed discussion of the methodology in the section entitled “Analysis of Allowance for Loan Losses.”

At December 31, 2008, there were fifty loans totaling approximately $13.1 million in non-accrual status.  Thirty-five of those loans totaling approximately $5.7 million represent one relationship with a residential builder. Of the remaining $7.4 million, an additional $4.5 million of loans were to land developers or residential builders.  The remaining $2.9 million of non-accrual loans were spread between commercial loans and residential investment properties.  The percentage of non-performing loans to total loans at December 31, 2008 was 1.67%.  There were twelve performing loans aggregating $738,000 that were 30 days or more past due and no loans past due 90 days or more and still accruing interest at December 31, 2008.  At December 31, 2007, there were twelve loans totaling $2.7 million in non-accrual status.  The percentage of non-performing loans to total loans at December 31, 2007 was 0.40%.  There were ten loans aggregating $1.4 million that were 30 days or more past due and no loans past due 90 days or more and still accruing interest at December 31, 2007.    See the section entitled “Non Performing Assets” for more details.

The amortized cost and fair market value of the Company’s investment securities portfolio at December 31, 2008 were $104.6 million and $105.6 million, respectively compared to $90.7 million and $90.8 million, respectively, at December 31, 2007.  All investments are accounted for as available for sale under Financial Accounting Standards Board ("FASB") No. 115 and are presented at their fair market value. Over the past twelve months, the portfolio experienced a net increase of $14.9 million or 16%.  The Company’s investment in debt securities at December 31, 2008, consisted of U.S. Government agency securities, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBSs), municipal bonds and common stock of two publicly traded entities.   Increases in the portfolio during 2008 were attributed to new securities purchases of $28.1 million, a $958,000 increase in the fair market value of the portfolio, a net premium accretion of $80,000 and a $16,000 gain on the disposal of available for sale securities.  Decreases in the portfolio were attributed to the receipt of $12.7 million in principal re-payments on CMOs and MBSs and $1.5 million in proceeds from the disposal of available for sale securities.  The Company also owned $7.3 million of Federal Home Loan Bank stock at December 31, 2008 compared with $6.8 million at December 31, 2007.

The Company does not own, and has never owned, any equity investments in Government Sponsored Enterprises (GSEs) such as Federal Home Loan Mortgage Corporation (Freddie Mac) or the Federal National Mortgage Association (Fannie Mae).  All of our mortgage-backed and collateralized mortgage obligation securities are issued through either a GSE or the government-owned Government National Mortgage Association (Ginnie Mae).  Prior to September 7, 2008, only those securities issued by Ginnie Mae were backed by the full faith of the US Government.  There was an implied guarantee on securities issued through the other two GSEs, but not an explicit guarantee. On September 7, 2008, the US Department of Treasury and the Federal Housing Finance Agency announced that Freddie Mac and Fannie Mae were being placed into conservatorship.  As a result, the US Government effectively has guaranteed the securities issued by the GSEs.  Therefore, the credit risk associated with owning debt securities issued through these two entities has been significantly mitigated.

Non-interest earning assets totaled $82.2 million at December 31, 2008, increasing by $12.2 million or 17% over the past year.  The other asset category experiencing the largest increase was bank owned life insurance which grew by $7.7 million during the year.  Of the total increase, $7.0 million represented an additional investment and $689,000 was attributable to the increase in cash surrender value.  Premises and equipment experienced a net increase of $2.7 million resulting from the purchase of $3.5 million in new assets less $787,000 of depreciation expense.  Other real estate owned increased by $1.4 million during the year as the Company foreclosed on real estate collateral used to secure certain loans.  The net deferred income tax asset increased by $1.4 million due primarily to the significant increase in the loan loss provision.  For tax purposes, the amount provided for loan losses is only deductible when a loan is actually charged-off.  Therefore, the tax benefit to be derived is deferred.   Accrued interest receivable decreased by $420,000 due primarily to the lower interest rate environment despite the higher volume of earning assets.  Cash and due from banks, which represents cash on hand in branches and amounts represented by checks in the process of being collected through the Federal Reserve payment system, declined by $2.1 million from $12.0 million to $9.9 million.  For more details regarding the decrease in cash and cash equivalents, see the Consolidated Statements of Cash Flows.  Goodwill is the single largest asset of total non-earning assets at $30.2 million.  Goodwill was not impaired at December 31, 2008.

Total deposits at December 31, 2008 were $714.9 million compared to $605.4 million at December 31, 2007 increasing by $109.5 million or 18% during the past twelve months.  Time deposits increased by $116.3 million or 34% from $345.2 million to $461.5 million.  Of the total $116.3 million increase, $89.6 million represented net growth in brokered time deposits and $26.7 million represented net growth in retail time deposits.  Money market accounts increased $39.6 million or 82% to $87.9 million at December 31, 2008.  During the course of 2008, the Company ran a promotional, introductory money market rate that was well received in our markets.  A mid-year North Carolina legislative change relating to real estate settlement deposit accounts impacted both non-interest bearing demand and interest-bearing demand account balances.   As of June 30, 2008, all real estate settlement trust accounts were required to be interest bearing IOLTAs (Interest on Lawyer Trust Accounts).   Prior to this date, settlement attorneys could choose whether to maintain their trust funds in either an interest bearing or non-interest bearing account.   Non interest-bearing demand deposits declined by $5.4 million during the year from $69.4 million to $63.9 million and interest bearing demand deposits increased by $10.7 million or 33% from $31.9 million to $42.6 million at year end.  Savings account balances declined by $51.7 million during 2008.  The decline is attributed to various factors including a transition of funds from lower yielding, liquid account types into higher yielding time deposits, some disintermediation resulting from the promotional money market campaign and the termination in February 2008 of a $20.4 million escrow account relationship established for a de novo financial institution.

The composition of the deposit base, by category, at December 31, 2008 was as follows:  65% in time deposits, 12% in money market, 9% in non interest-bearing demand deposits, 8% in statement savings, and 6% in interest-bearing deposits.  The composition of the deposit base, by category, at December 31, 2007 was as follows:  57% in time deposits, 18% in statement savings, 12% in non interest-bearing demand deposits, 8% in money market deposits, and 5% in interest-bearing deposits.

As indicated in the narrative above, a significant portion of the deposit increases in 2008 to fund loan growth came in the form of brokered deposits.  Management is actively implementing new processes, procedures and products designed to enhance retail, core deposits.  Over the years we have grown the Company largely due to relationships established with commercial customers.  Certain types of commercial customers typically do not have the significant deposit levels.  We are making an investment in a new core data processing system that we believe will allow us to better monitor our expectations for commercial customer relationships.  We have implemented a new checking account product aimed at attracting more consumer customers.  The product offers a higher rate of interest provided the customer meets certain criteria designed to move processing to a more cost efficient service level.  The Company will be more focused on making profitable loan pricing decisions as opposed to making loans for the sake of increasing volume.  Those profitable loans ideally will be funded by a larger percentage of locally generated core deposits thus reducing our reliance on brokered time deposits.

At December 31, 2008 the Company had $359.3 million in time deposits of $100,000 or more compared to $276.6 million at December 31, 2007. The Company uses brokered certificates of deposit as an alternative funding source.  Brokered deposits represent a source of fixed rate funds that do not need to be collateralized like Federal Home Loan Bank borrowings.  The Company expects to continue to utilize the brokered deposit market in the future.  While we anticipate being more focused on increasing our market share of local deposits, the Company is also focused on improving our earnings. There are times when obtaining money in the brokered arena is less expensive than offering high rate specials in our markets.  The Company will aim to balance the need for a higher concentration of local money against the cost of funds. Brokered deposits at December 31, 2008 were $256.1 million compared to $166.6 million at December 31, 2006.

Total borrowings increased by 14% or $19.5 million from $135.0 million at December 31, 2007 to $154.5 million at December 31, 2008.  Borrowings at December 31, 2008 consisted of $99.0 million in long-term FHLB advances, $29.0 million in short-term FHLB advances, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary, $7.5 million in subordinated term loans secured from a non-affiliated financial institution, $2.0 million outstanding on a holding company line of credit and $8.7 million in Federal funds purchased from a correspondent bank.  The adoption of FASB Interpretation Number (FIN) 46, Consolidation of Variable Interest Equities, resulted in the deconsolidation of the trust subsidiary, Crescent Financial Capital Trust I (“Trust”), formed for the purpose of issuing trust preferred securities.  As a result, the subordinated debt issued to the Trust for the proceeds of the trust preferred securities is included in long-term debt.  Borrowings at December 31, 2007 consisted of $113.0 million in long-term FHLB advances, $10.0 million in short-term FHLB advances, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary, and $3.8 million in Federal funds purchased from a correspondent bank.

Accrued expenses and other liabilities increased by $435,000 to $3.9 million at December 31, 2008 compared with $3.4 million at December 31, 2007.  The increase is due primarily to higher levels of interest-bearing liabilities.

Total stockholders’ equity increased by $3.4 million between December 31, 2007 and December 31, 2008. The increase was the net result of net income for the year of $2.0 million, plus $766,000 in additional capital from the exercise of stock options, a $589,000 increase in the after-tax value of investment securities and $209,000 in stock based compensation expense.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2008 AND 2007

Net Income. For the year ended December 31, 2008, the Company reported net income of $2.0 million compared to $6.2 million for the year ended December 31, 2007.  The 68% decline in net income resulted in a decrease of diluted earnings per share of $0.44 to $0.21 for the year ended December 31, 2008 compared to $0.65 for the prior year period.  The decrease in earnings year over year was primarily the result of a higher provision for loan losses and a compressing net interest rate margin due to the falling interest rate environment.  Returns on average assets and average equity were 0.22% and 2.13%, respectively, for the year ended December 31, 2008 compared to 0.80% and 7.15% for the prior year period.

Net Interest Income.  Net interest income was $25.3 million for the current year compared to $26.7 million for the prior year reflecting a 5% decrease. Increases to be expected from the significant increase in total earning assets were more than offset by the impact of falling interest rates on the spread between rates earned on the assets and the cost of funding those assets.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets.  The net interest margin for the year ended December 31, 2008 was 2.99% compared to 3.72% for the prior year. The average yield on earning assets for the current period was 6.41% compared to 7.66% from the year ended December 31, 2007 and the average cost of interest-bearing funds was 3.86% compared to 4.58%. The impact on net interest income from the decline in interest rate spread from 3.08% to 2.55% was exasperated by a decline in the ratio of average interest earning assets to average interest bearing liabilities from 116.21% to 112.74%.

The interest rate environment over the past 15 months has had a significant impact on the Company’s net interest margin.  Beginning on September 19, 2007, the Federal Reserve (the “Fed”) began cutting short-term interest rates.  The most recent cut, which occurred on December 17, 2008, was the tenth such reduction and placed the total interest rate cuts at 500 basis points.   During the course of 2008, the percentage of our total loan portfolio that carried variable rates of interest based on the Prime rate or LIBOR (London Inter Bank Offered Rate) ranged from a high of 52% a year ago to 49% at December 31, 2008.  As short-term rates have declined, the interest rates on variable rate loans fall resulting in a lower yield on average earning assets.  Whereas this segment of our loan portfolio is subject to immediate repricing, large portions of our funding liabilities are subject to repricing over some length of time.  Many of the Company’s borrowings and all time deposits carry a fixed rate of interest to a fixed future maturity date.  The rates on those fixed rate, fixed maturity instruments become subject to change only at maturity.  Therefore, it takes a longer period of time to realize decreases in our cost of funds.  Other non-maturity deposits such as interest-bearing demand deposits, savings and money market carry variable rates of interest which we can change at our discretion.  Typically rates on those instruments do not change at the same magnitude as a change in the Prime rate of interest might.  These factors resulted in a decline in the net interest margin for 2008.  The Company believes that short-term interest rates have stabilized and we should continue to see our funding costs decline in future months.  As a result, we would expect the net interest margin should improve during the year.

Total average interest earning assets were $848.8 million for the year ended December 31, 2008, increasing by $132.9 million or 19% when compared to an average of $716.0 million for the year ended December 31, 2007. Increases in average balances by earning asset category are as follows: average loans increased by $126.5 million or 21% from $615.3 million for 2007 to $741.8 million for 2008, investment securities grew by $10.5 million or 11% from $92.6 million to $103.1 million and Federal funds sold and other earning assets decreased from $8.0 million to $3.9 million.  Total average interest-bearing liabilities increased by $136.8 million with interest-bearing deposits increasing by $88.6 million or 17% and borrowings increasing by $48.3 million or 51%.

Total interest income for 2008 decreased by $467,000 from $54.9 million to $54.4 million. The decrease was the net result of a $9.6 million increase in interest income from the higher volume of earning asset and a $10.1 million decrease due to the falling interest rate environment. Total interest expense grew by $853,000 which resulted from a net increase of $6.3 million from higher interest bearing liability volumes and a $5.5 million decrease due to lower interest rates.

Provision for Loan Losses. The Company’s provision for loan losses for 2008 was $6.5 million compared to $1.7 recorded in the prior year. The increase in the loan loss provision was due to the net increase in the loan portfolio and the deterioration of loan quality due to current economic conditions.  Net loan growth was $109.5 million during 2008 compared to $126.1 million in 2007.  Economic conditions in communities we serve stemming primarily from the weakening housing market have caused us to be more aggressive in monitoring the quality of our loan assets and to take proactive steps to identify loans that are impaired.  Once a loan is deemed to be impaired, we must evaluate what degree of impairment exists, if any, and recognize that deficiency as a specific reserve.  Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.   For a more detailed discussion of the provision of loan losses and the established reserve, see the section entitled “Analysis of Allowance for Loan Losses.”

Non-Interest Income. Non-interest income increased by $1.1 million or 42% to $3.7 million for 2008 compared to $2.6 million for the prior year period. The largest components of non-interest income in 2008 were $1.4 million in customer service fees, $736,000 in earnings on cash value of bank owned life insurance, $718,000 in mortgage loan origination fees, and $254,000 in service charges and fees on deposit accounts. For the year ended December 31, 2007, the largest components of non-interest income included $1.1 million in customer service fees, $512,000 in mortgage loan origination fees, $380,000 in earnings on cash value of bank owned life insurance and $227,000 in service charges and fees on deposit accounts.  During 2008, the Company recognized $16,000 in gains on the disposal of available for sale securities and $74,000 in losses on the disposal of real estate owned and other fixed assets.   The Company recognized net losses on the disposal of real estate owned and other assets of $66,000 in 2007

Non-Interest Expenses. Non-interest expenses were $20.0 million for year ended December 31, 2008 compared to $17.8 million for the prior year period.  The $2.1 million or 12% increase reflects the continuing efforts to expand the Company’s infrastructure and branch network.  Of the total increase, $1.7 million was in personnel, occupancy and data processing which are the areas most impacted by the branch network and infrastructure improvements.

Total compensation for the year ended December 31, 2008 was $11.1 million reflecting a 13% increase when compared to $9.9 million for the year ended December 31, 2007.  As of December 31, 2008, the Company employs 147 full-time equivalent employees in thirteen full-service branch offices, one loan production office and various administrative support departments.  In comparison, at December 31, 2007, the Company employed 126 full-time equivalent employees in twelve full-service branch offices, one loan production office and various administrative support departments.

Occupancy expenses were $2.7 million for 2008 compared to $2.3 million in 2007 increasing by $431,000 or 19%.  During 2008, the Company opened one new full-service office in March.  Additionally, in December 2007, one new branch office was opened and another was relocated to a more desirable location.  Occupancy expense will continue to increase in 2009 as we plan to open two additional branch offices in Raleigh, North Carolina.

Data processing expenses were $1.1 million for 2008 increasing by only $26,000 or 2%.  While data processing expense, which includes data lines to new offices, is closely tied to both account volume growth and branch expansion, the introduction of remote merchant capture in 2008 and branch item capture in 2007 helped contain total data processing expenses.  We are converting our core data processing systems during the first quarter of 2009 and would anticipate some one-time charges related to that conversion.  While we believe that the new provider will offer us some cost savings over systems in place prior to the conversion, we are implementing some new technologies to streamline processes and enhance customer experience.  These new technologies will cause our data processing expense to increase in 2009.

Professional fees and services totaled $1.6 million in 2008, up $109,000 or 7% over the $1.5 million for 2007.  The largest components of professional fees and services were directors’ fees, legal expenses, and accounting and audit expenses. The company’s non-affiliated market capitalization at the end of the most recent second quarter (measurement date) fell below $50.0 million and therefore we are not subject to the auditor reporting requirements of Section 404 of Sarbanes-Oxley Act (SOX) at December 31, 2008 due to our non-accelerated filer status.  As a small reporting company, we are subject to the management reporting requirements of SOX as of December 31, 2008 and will once again be subject to auditor reporting requirements beginning in 2009.

The total of all other non-interest expenses for the year ended December 31, 2008 was $3.4 million compared to $3.1 million for the prior year. The increase was primarily the result of the Company’s continued growth. The largest components of other non-interest expenses include office supplies and printing, advertising, and loan related fees. Management expects that as the Company continues to expand, expenses associated with these categories will increase.

Provision for Income Taxes. For 2008, the Company’s provision for income taxes was $599,000 compared to $3.5 million for the prior year. The effective tax rates for 2008 and 2007 were 22.9% and 36.0%, respectively.  The effective tax rate decreased significantly due to a higher percentage of tax-exempt income as a percentage of total income.

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

Approximately 52% of the Company’s loan portfolio carry variable rate pricing based on the Prime lending rate or LIBOR (London Inter Bank Offered Rate).  As short-term rates fell in the later part of 2007, variable rate loans have repriced to lower rates resulting in a lower yield on average earning assets.  Prior to the rate cuts, rates on new loans were trending lower based on competitive forces.  The volume of new loan originations outpaced the generation of lower cost core deposits causing the Company to rely more heavily on higher cost savings and brokered deposits.  This resulted in a higher cost of funds.  Furthermore, as short-term interest rates began to fall, rates being charged on brokered deposits did not respond lower by the same magnitude as other short-term rates.

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

Professional fees and services increased by $612,000 or 68% in 2007 to $1.5 million compared to $899,000 in 2006.  The largest components of professional fees and services were directors’ fees, legal expenses, and accounting and audit expenses.  The Company was subject to SOX at December 31, 2007 and incurred significant expense to document, review and test internal controls over financial reporting.  The FDIC significantly increased deposit insurance assessments during 2007.  We incurred $148,000 in non-recurring expenses to merge PCCB’s data processing systems into CSB’s.  And finally, we experienced increases in the use of professional recruiting services and temporary employment staffing.

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

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following table sets forth information relating to average balances of the Company's assets and liabilities for the years ended December 31, 2008, 2007 and 2006. The table reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the table, non-accrual loans are included in the average loan balance.

	For the Years Ended December 31,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
	(Dollars in thousands)
Interest-earning assets:
Loan portfolio	$741,829	$49,479	6.67%	$615,322	$50,022	8.13%	$414,644	$33,093	7.98%
Investment securities	103,101	4,843	4.70%	92,629	4,454	4.81%	71,151	3,303	4.64%
Federal funds and other interest-earning assets	3,896	83	2.13%	8,015	396	4.94%	5,996	310	5.17%

Total interest-earning assets	848,826	54,405	6.41%	715,966	54,872	7.66%	491,791	36,706	7.46%

Non-interest-earning assets	66,746			61,425			36,654

Total assets	$915,572			$777,391			$528,445

Interest-bearing liabilities:
Deposits:
Interest-bearing NOW	$34,073	64	0.19%	$33,453	324	0.97%	$37,876	553	1.46%
Money market and savings	157,904	3,995	2.53%	163,321	6,536	4.00%	92,620	3,664	3.96%
Time deposits	418,590	19,003	4.54%	325,243	16,569	5.09%	226,978	9,990	4.40%
Short-term borrowings	17,830	657	3.68%	16,398	830	5.06%	16,318	844	5.17%
Long-term debt	124,493	5,351	4.30%	77,670	3,958	5.10%	39,906	2,206	5.53%
Total interest-bearing liabilities	752,890	29,070	3.86%	616,085	28,217	4.58%	413,698	17,257	4.17%

Other liabilities	68,156			73,899			58,542

Total liabilities	821,046			689,984			472,240

Stockholders’ equity	94,526			87,407			56,205
Total liabilities and stockholders’ equity	$915,572			$777,391			$528,445

Net interest income and interest rate spread		$25,335	2.55%		$26,655	3.08%		$19,449	3.29%

Net interest margin			2.99%			3.72%			3.95%

Ratio of average interest-earning assets to average interest- bearing liabilities	112.74%				116.21%			118.88%

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

	Year Ended			Year Ended
	December 31, 2008 vs. 2007			December 31, 2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loan portfolio	$9,299	$(9,842)	$(543)	$16,303	$626	$16,929
Investment securities	494	(105)	389	1,029	122	1,151
Federal funds and other interest-earning assets	(149)	(164)	(313)	99	(13)	86

Total interest income	9,644	(10,111)	(467)	17,431	735	18,166

Interest expense:
Deposits:
Interest-bearing NOW	6	(266)	(260)	(59)	(170)	(229)
Money market and savings	(210)	(2,331)	(2,541)	2,829	43	2,872
Time deposits	4,380	(1,946)	2,434	4,824	1,755	6,579
Short-term borrowings	67	(240)	(173)	4	(18)	(14)
Long-term debt	2090	(697)	1,393	1,909	(157)	1,752

Total interest expense	6,333	(5,480)	853	9,507	1,453	10,960

Net interest income increase (decrease)	$3,311	$(4,631)	$(1,320)	$7,924	$(718)	$7,206

NONPERFORMING ASSETS

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan in nonaccrual status.  We account for loans on a nonaccrual basis when we have serious doubts about the collectability of principal or interest.  Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days.  We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement.  Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.  Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition.  We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur.  Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms.  These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses.  At December 31, 2008, we identified 34 loans in the aggregate amount of $7.9 million as potential problem loans.  The loans possess certain unfavorable characteristics which cause management some concern such a past due trends, the deteriorating financial condition of the borrower and softness in the residential real estate market.  Of these 34 loans, 16 loans totaling approximately $5.9 million are related to the land development and residential construction industries.  These loans will continue to be closely monitored.  At December 31, 2007, we identified 13 loans in the aggregate amount of $1.2 million as potential problem loans.

At December 31, 2008, there were eight foreclosed properties valued at $1.7 million and fifty nonaccrual loans totaling $13.1 million.  Foreclosed property is valued at the lower of appraised value or the outstanding loan balance.  Interest foregone on nonaccrual loans for the year ended December 31, 2008 was approximately $554,500. At December 31, 2007, there were four foreclosed properties valued at $272,000 and twelve nonaccrual loans totaling $2.7 million.  Interest foregone on nonaccrual loans for the year ended December 31, 2007 was approximately $73,700.   There were no loans at December 31, 2008 or 2007 that were 90 days or more past due and still accruing interest.  There were no repossessed assets at December 31, 2008 or 2007.

The table sets forth, for the period indicated, information about our nonaccrual loans, loans past due 90 days or more and still accruing interest, total nonperforming loans (nonaccrual loans plus loans past due 90 days or more and still accruing interest), and total nonperforming assets.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Nonaccrual loans	$13,094	$2,726	$135	$26	$5
Restructured loans	-	-	-	-	-

Total nonperforming loans	13,094	2,726	135	26	5

Real estate owned	1,716	272	98	22	245
Repossessed assets	-	-	-	-	48

Total nonperforming assets	$14,810	$2,998	$233	$48	$298

Accruing loans past due 90 days or more	$-	$-	$-	$-	$-

Allowance for loan losses	12,585	8,273	6,945	4,351	3,668

Nonperforming loans to period end loans	1.53%	0.40%	0.02%	0.01%	0.00%

Nonperforming loans and loans past due 90 days or more to period end loans	1.53%	0.40%	0.02%	0.01%	0.00%

Allowance for loan losses to period end loans	1.60%	1.22%	1.26%	1.33%	1.42%

Allowance for loan losses to nonperforming loans	96.12%	303.45%	5,144.96%	16,960.60%	73,360.00%

Allowance for loan losses to nonperforming loans and loans past due 90 days or more	96.12%	303.45%	5,144.96%	16,960.60%	73,360.00%

Nonperforming assets to total assets	1.67%	0.36%	0.03%	0.01%	0.09%

Nonperforming assets and loans past due 90 days or more to total assets	1.67%	0.36%	0.03%	0.01%	0.09%

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

The primary reason for increases to the allowance for loan losses has been growth in total outstanding loans, however, there were other factors influencing the provision.  Other factors influencing the level of the allowance of loan losses included the volume of net charge-offs experienced through the year and the current level of nonperforming loans.  At or for the year ended December 31, 2008, there were $2.2 million in net loan charge-offs and $13.1 million in non-accrual loans compared with $356,000 in net loan charge-offs and $2.7 million in nonaccrual loans at or for the year ended December 31, 2007.  The allowance for loan losses at December 31, 2008 was $12.6 million, which represents 1.60% of total outstanding loans compared to $8.3 million and 1.22% for the prior year.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated:

	At December 31,
	2008		2007		2006
		% of Total		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)

Real estate - commercial	$6,003	59.82%	$3,771	51.85%	$3,920	55.36%
Real estate - residential	103	2.43%	130	2.70%	121	3.67%
Construction loans	3,694	20.47%	2,362	27.18%	1,379	19.99%
Commercial and industrial loans	1,953	9.68%	1,536	10.77%	1,161	12.32%
Home equity loans and lines of credit	469	6.91%	334	6.69%	269	7.76%
Loans to individuals	363	0.69%	140	0.81%	95	0.90%

Total allowance	$12,585	100.00%	$8,273	100.00%	$6,945	100.00%

	At December 31,
	2005		2004
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)

Real estate - commercial	$1,876	52.92%	$1,290	47.24%
Real estate - residential	90	4.54%	44	4.50%
Construction loans	735	14.17%	718	15.09%
Commercial and industrial loans	1,138	16.03%	1,105	18.90%
Home equity loans and lines of credit	201	10.62%	173	12.00%
Loans to individuals	311	1.72%	338	2.27%

Total allowance	$4,351	100.00%	$3,668	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table presents information regarding changes in the allowance for loan losses for the years indicated:

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of period	$8,273	$6,945	$4,351	$3,668	$3,304

Charge-offs:
Construction loans	277	-	-	-	15
Commercial real estate	503	213	-	34	21
Commercial and industrial loans	1,363	89	14	140	345
Residential real estate	-	45	64	-	34
Loans to individuals	44	15	8	9	16

Total charge-offs	2,187	362	86	183	431

Recoveries:
Commercial and industrial loans	4	5	1	22	57
Commercial real estate	3	-	-	-	-
Construction loans	-	-	-	27	-
Loans to individuals	7	1	1	10	2

Total recoveries	14	6	2	59	59

Net charge-offs	2,173	356	84	124	372

Allowance acquired from Port City Capital Bank merger	-	-	1,687	-	-

Provision for loan losses	6,485	1,684	991	807	736

Balance at the end of the year	$12,585	$8,273	$6,945	$4,351	$3,668

Total loans outstanding at year-end	$785,377	$675,916	$549,819	$328,322	$257,908

Average loans outstanding for the year	$741,629	$615,322	$414,644	$297,045	$240,346

Allowance for loan losses to loans outstanding	1.60%	1.22%	1.26%	1.33%	1.42%

Ratio of net loan charge-offs to average loans outstanding	0.29%	0.06%	0.02%	0.04%	0.15%

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

The following table summarizes the amortized costs and market value of available for sale securities at the dates indicated:

	At December 31, 2008		At December 31, 2007		At December 31, 2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	cost	value	cost	value	cost	value
	(In thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$10,665	$10,832	$8,364	$8,312	$7,493	$7,385
Mortgage-backed securities	67,309	68,976	56,986	57,234	54,949	54,274
Municipal	26,089	25,350	24,810	24,695	22,321	22,182
Other	565	491	536	517	779	882

Total securities available for sale	$104,628	$105,649	$90,696	$90,758	$85,542	$84,723

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

At December 31, 2008, liquid assets (cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) were approximately $123.2 million, which represents 13% of total assets and 17% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $349.4 million of which $136.7 million was outstanding. At December 31, 2008, outstanding commitments for undisbursed lines of credit and letters of credit amounted to $157.4 million and outstanding commitments to make additional investments in a Small Business Investment Corporation was $413,000. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term. Certificates of deposit represented 65% of the Company’s total deposits at December 31, 2008. The Company’s strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 50% of the Company’s total deposits at year-end. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, the Company must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At December 31, 2008, the Company’s equity to asset ratio was 9.82%. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. CSB’s ratio of Tier 1 capital to risk-weighted assets at December 31, 2008 was 8.53%.

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

Net Interest Income at Risk Analysis. The following table presents the estimated exposure of net interest income for the next twelve months, calculated as of December 31, 2008 and 2007, due to an immediate and gradual ± 200 basis point shift in then-current interest rates. Estimated incremental exposures set forth below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on the Company’s financial performance.

Net Interest Income at Risk
(dollars in thousands)	Estimated Exposure to
	Net Interest Income
Rate change	2008	2007

+200 basis points shock	$847	$1,534
-200 basis point shock	(2,098)	(2,175)

+200 basis point ramp	31	1,448
-200 basis point ramp	(230)	(1,584)

Net Economic Value of Equity Analysis. The following table presents estimated EVE exposures, calculated as of December 31, 2008 and 2007, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

Net Economic Value of Equity	Estimated Exposure to
	Net Economic Value of Equity
(dollars in thousands)
Rate Change	2008	2007

+100 basis point shock	$(2,594)	$(257)
-100 basis point shock	7,531	(1,180)

+200 basis point shock	(7,868)	(3,114)
-200 basis point shock	10,931	(3,674)

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

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008 that are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans or investments. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2008
		More Than	More Than
	1 Year	1 Year to	3 Years to	More Than
	or Less	3 Years	5 Years	5 Years	Total
	(Dollars in thousands)

INTEREST-EARNING ASSETS:
Loans receivable:
Commercial mortgage loans	$215,168	$112,573	$102,243	$40,449	$470,433
Residential mortgage loans	7,232	9,455	1,934	523	19,144
Construction and development	138,009	3,590	8,881	10,487	160,967
Commercial and industrial loans	61,770	11,484	2,619	261	76,134
Home equity lines and loans	51,437	1,291	1,570	76	54,374
Loans to individuals	3,913	1,058	397	2	5,370
Interest-earning deposits with banks	267	-	-	-	267
Fed funds sold	99	-	-	-	99
Investment securities available for sale	38,308	27,767	13,175	26,399	104,628
Federal Home Loan Bank stock	7,264	-	-	-	7,264

Total interest-earning assets	$523,467	$167,218	$130,819	$78,197	$899,701

INTEREST-BEARING LIABILITIES:
Deposits:
Money market, NOW and savings	$189,376	$-	$-	$-	$189,376
Time	244,909	184,131	32,521	-	461,561
Short-term borrowings	37,706	-	-	-	37,706
Long-term borrowings	39,748	15,000	62,000	-	116,748

Total interest-bearing liabilities	$324,213	$202,526	$278,652	$-	$805,391

INTEREST SENSITIVITY GAP PER PERIOD	$11,728	$(31,913)	$36,298	$78,197	$94,310

CUMULATIVE INTEREST SENSITIVITY GAP	$11,728	$(20,185)	$16,113	$94,310	$94,310

CUMULATIVE GAP AS A PERCENTAGE OF TOTAL INTEREST-EARNING ASSETS	1.30%	(2.24)%	1.79%	10.48%	10.48%

CUMULATIVE INTEREST-EARNING ASSETS AS A PERCENTAGE OF CUMULATIVE INTEREST-BEARING LIABILITIES	102.29%	97.16%	102.00%	111.71%	111.71%

CRITICAL ACCOUNTING POLICY

The Company's most significant critical accounting policies are the determination of its allowance for loan losses, evaluation of investment securities for other than temporary impairment and the impairment testing of its goodwill. A critical accounting policy is one that is both very important to the portrayal of the Company's financial condition and results, and requires management's most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain.

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

	Year Ended December 31, 2008				Year Ended December 31, 2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Operating Data:
Total interest income	$13,711	$13,794	$13,177	$13,722	$14,418	$14,095	$13,602	$12,757
Total interest expense	7,536	7,451	6,885	7,198	7,385	7,286	7,033	6,513
Net interest income	6,175	6,343	6,292	6,524	7,033	6,809	6,569	6,244
Provision for loan losses	3,937	1,282	459	806	337	666	322	359
Net interest income after provision	2,238	5,061	5,833	5,718	6,696	6,143	6,247	5,885
Non-interest income	1,050	1,057	817	808	655	690	647	629
Non-interest expense	4,792	5,066	5,093	5,021	4,577	4,402	4,623	4,220
Income (loss) before income taxes	(1,504)	1,052	1,557	1,505	2,774	2,431	2,271	2,294
Provision for income taxes	(738)	306	526	505	1,002	868	823	828
Net income (loss)	$(766)	$746	$1,031	$1,000	$1,772	$1,563	$1,448	$1,466

Securities gains/(losses)					$-	$-	$-	$-

Per Share Data:
Earnings (loss) per share- basic	$(0.08)	$0.08	$0.11	$0.19	$0.19	$0.17	$0.16	$0.16
Earnings (loss) per share - diluted	(0.08)	0.08	0.11	0.18	0.18	0.16	0.15	0.15

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

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Crescent Financial Corporation and Subsidiary
Cary, North Carolina

We have audited the accompanying consolidated balance sheets of Crescent Financial Corporation and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, as well as the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crescent Financial Corporation and Subsidiary at December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Raleigh, North Carolina
March 27, 2009

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007

ASSETS

Cash and due from banks	$9,917,277	$12,047,600
Interest-earning deposits with banks	266,512	211,804
Federal funds sold	99,000	97,000
Investment securities available for sale, at fair value (Note C)	105,648,618	90,758,467

Loans (Note D)	785,377,283	675,916,228
Allowance for loan losses (Note D)	(12,585,000)	(8,273,000)
NET LOANS	772,792,283	667,643,228

Accrued interest receivable	3,341,258	3,761,600
Federal Home Loan Bank stock, at cost	7,264,000	6,790,700
Bank premises and equipment (Note E)	10,845,049	8,094,521
Investment in life insurance	16,811,918	9,122,697
Goodwill (Note F)	30,233,049	30,233,049
Other assets	11,091,784	6,779,390

TOTAL ASSETS	$968,310,748	$835,540,056

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$63,945,717	$69,367,630
Savings	58,833,876	110,516,217
Money market and NOW	130,542,569	80,316,251
Time (Note G)	461,560,593	345,231,215

TOTAL DEPOSITS	714,882,755	605,431,313

Short-term borrowings (Note H)	37,706,000	13,755,000
Long-term debt (Note H)	116,748,000	121,248,000
Accrued expenses and other liabilities	3,882,385	3,446,931
TOTAL LIABILITIES	873,219,140	743,881,244
Commitments (Notes D, I and O)

Stockholders’ Equity (Note Q)
Common stock, $1 par value, 20,000,000 shares authorized; 9,626,559 shares and 9,404,579 shares issued and outstanding at December 31, 2008 and 2007, respectively	9,626,559	9,404,579
Additional paid-in capital	74,349,299	73,596,427
Retained earnings	10,488,628	8,619,617
Accumulated other comprehensive income	627,122	38,189

TOTAL STOCKHOLDERS’ EQUITY	95,091,608	91,658,812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$968,310,748	$835,540,056

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
INTEREST AND FEE INCOME
Loans	$49,478,663	$50,022,082	$33,093,487
Investment securities available for sale	4,842,624	4,453,955	3,302,639
Interest-earning deposits with banks	10,653	38,161	23,837
Federal funds sold	72,878	357,878	286,473

TOTAL INTEREST AND FEE INCOME	54,404,818	54,872,076	36,706,436

INTEREST EXPENSE
Money market, NOW and savings deposits	4,059,475	6,860,622	4,216,641
Time deposits	19,002,942	16,568,529	9,989,995
Short-term borrowings	656,549	830,302	843,995
Long-term debt	5,351,459	3,957,782	2,206,229

TOTAL INTEREST EXPENSE	29,070,425	28,217,235	17,256,860

NET INTEREST INCOME	25,334,393	26,654,841	19,449,576

PROVISION FOR LOAN LOSSES (Note D)	6,484,543	1,684,219	990,786

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,849,850	24,970,622	18,458,790

NON-INTEREST INCOME
Mortgage origination revenue	718,433	512,152	642,188
Fees on deposit accounts	1,606,062	1,360,301	1,287,476
Earnings on life insurance	735,770	379,927	228,573
Gain on sale of securities	15,535	-	-
Gain (loss) on sale or disposal of assets	(74,032)	(65,685)	2,782
Other (Note K)	730,218	434,163	450,873

TOTAL NON-INTEREST INCOME	3,731,986	2,620,858	2,611,892

NON-INTEREST EXPENSE
Salaries and employee benefits	11,110,281	9,875,748	7,307,183
Occupancy and equipment	2,726,669	2,295,675	2,018,079
Data processing	1,081,290	1,055,640	833,923
Other (Note K)	5,054,077	4,595,461	3,227,363

TOTAL NON-INTEREST EXPENSE	19,972,317	17,822,524	13,386,548

INCOME BEFORE INCOME TAXES	2,609,519	9,768,956	7,684,134

INCOME TAXES (Note J)	598,700	3,520,200	2,780,600

NET INCOME	$2,010,819	$6,248,756	$4,903,534

NET INCOME PER COMMON SHARE
Basic	$0.21	$0.68	$0.67
Diluted	$0.21	$0.65	$0.64

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,500,103	9,211,779	7,281,016
Diluted	9,680,484	9,635,694	7,614,807

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Total
	Shares	Amount	capital	earnings	income (loss)	equity
Balance at December 31, 2005	5,026,394	$5,026,394	$29,405,559	$7,707,054	$(681,793)	$41,457,214
Comprehensive income:
Net income	-	-	-	4,903,534	-	4,903,534
Net unrealized holding gain on available for sale securities	-	-	-	-	180,846	180,846
Total comprehensive income						5,084,380
Common stock issued pursuant to:
Stock options exercised	44,029	44,029	211,768	-	-	255,797
Stock option related tax benefits	-	-	45,401	-	-	45,401
Expense recognized in connection with stock options and restricted stock	-	-	202,246	-	-	202,246
Issuance of restricted stock, net of deferred compensation	7,387	7,387	(7,387)	-	-	-
Shares issued in connection with business combination	2,432,374	2,432,374	33,566,001	-	-	35,998,375
Stock split effected in the form of a fifteen percent stock dividend with net cash paid for fractional shares	754,952	754,952	(764,387)	-	-	(9,435)
Balance at December 31, 2006	8,265,136	8,265,136	62,659,201	12,610,588	(500,947)	83,033,978
Comprehensive income:
Net income	-	-	-	6,248,756	-	6,248,756
Net unrealized holding gain on available for sale securities	-	-	-	-	539,136	539,136
Total comprehensive income						6,787,892
Common stock issued pursuant to:
Stock options exercised	292,790	292,790	920,948	-	-	1,213,738
Stock option related tax benefits	-	-	451,950	-	-	451,950
Expense recognized in connection with stock options and restricted stock	-	-	178,940	-	-	178,940
Issuance of restricted stock, net of deferred compensation	17,050	17,050	(17,050)	-	-	-
Forfeiture of restricted stock	(3,406)	(3,406)	3,406	-	-	-
Ten percent stock dividend with net cash paid for fractional shares	833,009	833,009	9,399,032	(10,239,727)	-	(7,686)
Balance at December 31, 2007 9,404,579	9,404,579	73,596,427	8,619,617	38,189	91,658,812
Cumulative adjustment for split dollar pursuant to adoption of EITF 06-04				(141,808)	-	(141,808)
Comprehensive income:
Net income	-	-	-	2,010,819	-	2,010,819
Net unrealized holding gain on available for sale securities	-	-	-	-	588,933	588,933
Total comprehensive income						2,599,752
Common stock issued pursuant to:
Stock options exercised	186,480	186,480	483,774	-	-	670,254
Stock option related tax benefits	-	-	95,500	-	-	95,500
Expense recognized in connection with stock options and restricted stock	-	-	209,098	-	-	209,098
Issuance of restricted stock, net of deferred compensation	35,500	35,500	(35,500)	-	-	-
Balance at December 31, 2008	9,626,559	$9,626,559	$74,349,299	$10,488,628	$627,122	$95,091,608

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,010,819	$6,248,756	$4,903,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	786,668	694,559	698,754
Provision for loan losses	6,484,543	1,684,219	990,786
Amortization of core deposit intangible	133,349	133,349	58,384
Accretion of fair value discount on loans	(439,820)	(439,820)	(109,955)
Amortization of fair value premium on deposits	185,550	406,277	102,846
Deferred income taxes	(1,788,197)	(502,749)	(210,710)
(Gain) loss on disposition of assets	74,032	65,685	(2,782)
(Gain) on sale of securities	(15,535)	-	-
Net (accretion) of premiums on securities	(80,314)	(98,609)	(20,023)
Net increase in cash surrender value life insurance	(689,221)	(339,204)	(200,180)
Stock based compensation	209,098	178,940	202,246
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	420,342	(715,760)	(592,718)
Increase in other assets	(1,621,319)	(303,339)	(579,977)
Increase in accrued interest payable	275,916	444,620	136,282
Increase (decrease) in accrued expenses and other liabilities	17,730	(292,252)	269,732

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,963,641	7,164,672	5,646,219

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(28,064,996)	(14,360,641)	(25,248,980)
Proceeds from maturities and repayments of investment securities available for sale	12,685,891	9,305,441	6,646,100
Proceeds from sale of securities available for sale	1,543,197	-	6,106,354
Loan originations and principal collections, net	(113,399,801)	(126,014,080)	(93,267,698)
Purchases of premises and equipment	(3,538,541)	(2,947,101)	(1,679,226)
Proceeds from disposals of premises and equipment	-	20,050	800
Proceeds from sales of foreclosed assets	727,648	247,996	127,450
Purchases of Federal Home Loan Bank stock	(473,300)	(3,207,900)	(1,163,300)
Investment in life insurance	(7,000,000)	(3,100,000)	-
Net cash (paid)/acquired in business combination	-	(7,500)	8,221,923

NET CASH USED BY INVESTING ACTIVITIES	(137,519,902)	(140,063,735)	(100,256,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits accounts	109,265,892	63,143,356	75,510,351
Net increase (decrease) in short-term borrowings	23,951,000	(10,696,000)	9,486,847
Net increase (decrease) in long-term debt	(4,500,000)	76,000,000	15,000,000
Proceeds from stock options exercised	670,254	1,213,738	255,797
Net cash paid for fractional shares	-	(7,687)	(9,435)
Excess tax benefits from stock options exercised	95,500	451,950	45,401

NET CASH PROVIDED BY FINANCING ACTIVITIES	129,482,646	130,105,357	100,288,961

NET INCERASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,073,615)	(2,793,706)	5,678,603

CASH AND CASH EQUIVALENTS, BEGINNING	12,356,404	15,150,110	9,471,507

CASH AND CASH EQUIVALENTS, ENDING	$10,282,789	$12,356,404	$15,150,110

Supplemental information (Notes N and S) See accompanying notes.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and evaluation of goodwill for impairment .

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity, are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased or acquired loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Interest on loans is recorded based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. Generally, loans are placed on nonaccrual when they are past due 90 days. While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding. When the future collectability of the recorded loan balance is not in doubt, interest income may be recognized on a cash basis. When a loan is charged-off, all unpaid accrued interest is reversed.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. The provision for loan losses is based upon management’s best estimate of the amount needed to maintain the allowance for loan losses at an adequate level. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of the current status of the portfolio, historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Management segments the loan portfolio by loan type in considering each of the aforementioned factors and their impact upon the level of the allowance for loan losses.

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
December 31, 2008, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Due to the redemption provisions of the FHLB, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2008.

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amounts in future years. These temporary differences are multiplied by the enacted income tax rate expected to be in effect when the taxes become payable or receivable. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based on available evidence.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the consolidated financial statements. The Company did not recognize any interest or penalties related to income tax during the years ended December 31, 2007 and 2008, and did no accrue any interest or penalties as of December 31, 2008 or 2007. The Company did not have an accrual for uncertain tax positions as deductions taken and benefits accrued are based on widely understood administrative practices and procedures, and are based on clear and unambiguous tax law. Tax returns for all years 2005 and thereafter are subject to possible future examinations by tax authorities.

Goodwill and Other Intangibles

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required companies to cease amortizing goodwill and established a new method for testing goodwill for impairment on an annual basis. The Company historically performed its annual test of goodwill impairment at December 31, but elected to accelerate the testing for 2008 and future years to October 31. In accordance with provisions of SFAS No. 142, all goodwill resulting from business a combination is not being amortized. Other intangible assets, consisting of premiums on purchased core deposits, are being amortized over ten years principally using the straight-line method. The carrying amount of goodwill and other intangible assets at December 31, 2008 amounted to $30,233,049 and $959,641, respectively. The carrying amount of goodwill and other intangible assets at December 31, 2007 amounted to $30,233,049 and $1,092,990, respectively.

Impairment or Disposal of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used, such as bank premises and equipment, is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, such as foreclosed properties, are reported at the lower of the carrying amount or fair value less costs to sell.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

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

Per Share Results

Basic and diluted net income per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period after retroactively adjusting for a 10% stock dividend distributed on May 22, 2007. Diluted net income per share reflects the potential dilution that could occur if common stock options and warrants were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Basic and diluted net income per share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2008	2007	2006
Weighted average number of common shares used in computing basic net income per share	9,500,103	9,211,779	7,281,016

Effect of dilutive stock options	174,540	400,665	331,632

Effects of restricted stock	5,841	23,250	2,159

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	9,680,484	9,635,694	7,614,807

For the years ended December 31, 2008, 2007 and 2006, there were 90,109, 62,627 and 40,791 outstanding stock options, respectively, which were not included in the computation of diluted earnings per share because they had no dilutive effect.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Continued)

The components of other comprehensive income and related tax effects are as follows:

	2008	2007	2006
Change in unrealized holding gains (losses) on available for sale securities	$973,930	$881,765	$289,891
Tax effect	$(375,451)	$(342,629)	$(109,045)
Reclassification of gain on available for sale securities in net income	(15,535)	-	-
Tax effect	5,989	-	-
Net unrealized holding gain on available for for sale securities	$588,933	$539,136	$180,846

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

Recently Adopted and Issued Accounting Standards

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board (“APB”) Opinion No. 12, Omnibus Opinion—1967. The Company adopted EITF 06-4 on January 1, 2008, and in connection therewith recorded a liability of $141,808 as a reduction of retained earnings. Subsequent increases in this liability will be reflected as an expense in determining operating results.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted and Issued Accounting Standards (Continued)

SFAS No. 157, Fair Value Measurements, was issued in September 2006. In defining fair value, SFAS No. 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS No. 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under this standard, fair value measurements would be disclosed separately by level within the fair value hierarchy. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 had no effect on the Company’s financial condition or results of operations. For additional information on the fair value of certain financial assets and liabilities, see Note B to the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 creates a fair value option allowing an entity irrevocably to elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. SFAS No. 159 also requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. The Company adopted SFAS No. 159 effective January 1, 2008. There was no initial effect of adoption since the Company did not elect the fair value option for any existing asset or liability. In addition, the Company did not elect the fair value option for any financial assets originated or purchased, or for liabilities issued, through December 31, 2008.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. SFAS No. 141(R) expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under SFAS No. 141(R) the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. SFAS No. 141(R) requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under SFAS No. 141(R), acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Accordingly, for acquisitions completed after December 31, 2008, the Company will apply the provisions of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to any noncontrolling interest must be clearly presented on the face of the consolidated statement of income. Changes in the parent’s ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be remeasured at fair value on the date control is lost, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt the provisions of SFAS No. 160 in the first quarter 2009. The Company does not expect the adoption of the provisions of SFAS No. 160 to have a material effect on its financial condition and results of operations.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted and Issued Accounting Standards (Continued)

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, issued in March 2008, requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 with earlier adoption allowed. The Company does not believe that the adoption of SFAS No. 161 will have a material effect on its financial condition or results of operations.

FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), issued in October 2008, clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, Accounting Changes and Error Corrections. However, the disclosure provisions in SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. As FSP FAS 157-3 clarified but did not change the application of SFAS No. 157, the adoption of FSP FAS 157-3 had no effect on the Company’s financial condition or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

NOTE C - INVESTMENT SECURITIES

The following is a summary of the securities portfolios by major classification:

	December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$10,664,833	$169,315	$2,313	$10,831,835
Mortgage-backed	67,308,567	1,707,655	39,863	68,976,359
Municipals	26,089,420	177,788	917,537	25,349,671
Other equity securities	565,255	4,989	79,491	490,753

	$104,628,075	$2,059,747	$1,039,204	$105,648,618

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE C - INVESTMENT SECURITIES (Continued)

	December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$8,363,741	$18,464	$69,981	$8,312,224
Mortgage-backed	56,986,240	565,175	317,786	57,233,629
Municipals	24,810,061	136,974	251,986	24,695,049
Other equity securities	536,278	-	18,713	517,565

	$90,696,320	$720,613	$658,466	$90,758,467

Proceeds from sales of available for sale securities in 2008 totaled $1,543,197 resulting in gross gains of $15,535 and no losses.  There were no sales of available for sale securities in 2007 or 2006.

The following tables show investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007. The 2008 unrealized losses on investment securities relate to two U.S. Government agency securities, nine mortgage-backed securities, twenty-six municipal securities and one marketable equity security. The 2007 unrealized losses on investment securities relate to eleven U.S. Government agency securities, forty-one mortgage-backed securities, twenty-six municipal securities and one marketable equity security. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses will reverse at maturity or prior to maturity if market interest rates decline to levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$972,624	$2,313	$-	$-	$972,624	$2,313
Mortgage-backed	1,768,974	22,558	1,097,179	17,305	2,866,153	39,863
Municipals	13,246,896	755,550	986,586	161,987	14,233,482	917,537
Other equity securities	-	-	206,366	79,491	206,366	79,491

Total temporarily impaired securities	$15,988,494	$780,421	$2,290,131	$258,783	$18,278,625	$1,039,204

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE C - INVESTMENT SECURITIES (Continued)

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$1,203,508	$3,656	$5,061,756	$66,325	$6,265,264	$69,981
Mortgage-backed	631,014	1,868	20,335,222	315,918	20,966,236	317,786
Municipals	11,201,733	206,927	4,175,358	45,059	15,377,091	251,986
Other equity securities	517,565	18,713	-	-	517,565	18,713

Total temporarily impaired securities	$13,553,820	$231,164	$29,572,336	$427,302	$43,126,156	$658,466

At December 31, 2008 and 2007, investment securities with a carrying value of $63,602,694 and $52,731,007, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale at December 31, 2008 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value

Due within one year	$20,454,872	$20,783,177
Due after one year through five years	35,911,568	36,680,193
Due after five years through ten years	29,190,006	29,354,205
Due after ten years	18,506,374	18,340,289
Other equity securities	565,255	490,754

	$104,628,075	$105,648,618

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE C - INVESTMENT SECURITIES (Continued)

The following table presents the carrying values, intervals of maturities or repricings, and weighted average tax equivalent yields of our investment portfolio at December 31, 2008:

	Repricing or Maturing
	Less than	One to	Five to	Over ten
	one year	five years	ten years	years	Total
	(Dollars in thousands)
Securities available for sale:
U. S. government agencies
Balance	$501	$1,428	$8,903	$-	$10,832
Weighted average yield	3.52%	4.62%	4.98%	%	4.87%
Mortgage-backed securities
Balance	$19,005	$29,825	$9,397	$10,749	$68,976
Weighted average yield	5.14%	5.13%	5.25%	5.31%	5.18%
Municipal securities
Balance	$1,277	$5,427	$11,054	$7,591	$25,349
Weighted average yield	3.87%	3.59%	4.19%	4.27%	3.88%
Other
Balance	$-	$-	$-	$491	$491
Weighted average yield	-	-	-	-	-
Total
Balance	$20,783	$36,680	$29,354	$18,831	$105,648
Weighted average yield	5.02%	4.88%	4.76%	4.72%	4.84%

NOTE D - LOANS

Following is a summary of loans at December 31, 2008 and 2007.

	2008	2007

Real estate - commercial	$470,433,295	$350,961,251
Real estate - residential	19,144,388	18,256,566
Construction loans	160,967,248	184,019,364
Commercial and industrial loans	76,134,300	72,930,108
Home equity loans and lines of credit	54,374,120	45,258,071
Loans to individuals	5,369,606	5,488,818

Total loans	786,422,957	676,914,178

Less:
Deferred loan fees	(1,045,674)	(997,948)
Allowance for loan losses	(12,585,000)	(8,273,000)

Total	$772,792,283	$667,643,228

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE D - LOANS (Continued)

No loans have been restructured during 2008 or 2007. At December 31, 2008, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $16.7 million. Of the total investment in loans considered impaired, $14.4 million were found to show specific impairment for which $4.1 million in valuation allowance was recorded; no valuation allowance for the other impaired loans was considered necessary. For the year ended December 31, 2008, the average recorded investment in impaired loans was approximately $3.6 million. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was not material.

At December 31, 2007, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $4.2 million. The corresponding valuation allowance for impaired loans with a recorded investment of $3.9 million amounted to $1.1 million. For the year ended December 31, 2007, the average recorded investment in impaired loans was approximately $3.8 million. The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was not material.

The Company has granted loans to certain directors and executive officers of the Company and their related interests. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and, in management’s opinion, do not involve more than the normal risk of collectability. All loans to directors and executive officers or their related interests are submitted to the Board of Directors for approval. A summary of loans to directors, executive officers and their interests follows:

Loans to directors and officers as a group at December 31, 2007	$30,369,411
Net disbursements during year ended December 31, 2008	12,811,378

Loans to directors and officers as a group at December 31, 2008	$43,180,789

At December 31, 2008, the Company had pre-approved but unused lines of credit totaling $6.6 million to executive officers, directors and their related interests. No additional funds were committed to be advanced at December 31, 2008.

An analysis of the allowance for loan losses follows:

	2008	2007	2006

Balance at beginning of year	$8,273,000	$6,945,000	$4,351,000

Provision for loan losses	6,484,543	1,684,219	990,786

Charge-offs	(2,187,104)	(362,363)	(85,571)

Recoveries	14,561	6,144	2,168

Net charge-offs	(2,172,543)	(356,219)	(83,403)

Allowance recorded related to loans acquired in acquisition of Port City Capital Bank	-	-	1,686,617

Balance at end of year	$12,585,000	$8,273,000	$6,945,000

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE E - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2008 and 2007:

	2008	2007

Land	$4,280,213	$2,997,306
Buildings and leasehold improvements	4,940,581	3,937,770
Furniture and equipment	5,354,601	4,360,112
Less accumulated depreciation	(3,730,346)	(3,200,667)

Total	$10,845,049	$8,094,521

Depreciation and amortization amounting to $786,668 in 2008, $694,559 in 2007 and $698,754 in 2006 is included in occupancy and equipment expense.

NOTE F - GOODWILL AND OTHER INTANGIBLES

The following is a summary of goodwill and other intangible assets at December 31, 2008 and 2007:

	2008	2007
	(Amounts in thousands)

Goodwill, beginning of year	$30,233,049	$30,225,549
Goodwill acquired during the year	-	7,500

Goodwill, end of year	$30,233,049	$30,233,049

Other intangibles – gross	$1,333,493	$1,333,493
Less accumulated amortization	373,852	240,503

Other intangibles – net	$959,641	$1,092,990

Other intangibles amortization expense for the years ended December 31, 2008, 2007 and 2006 amounted to $133,349, $133,349 and $58,384, respectively. The following table presents estimated amortization expense for other intangibles.

Estimated Amortization Expense
(Amounts in thousands)
For the Year Ending December 31:
2009	$133,349
2010	133,349
2011	133,349
2012	133,349
2013	126,383
Thereafter	299,862

$959,641

Management tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. If the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, the Company would recognize an impairment loss in an amount equal to that excess.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE F - GOODWILL AND OTHER INTANGIBLES (Continued)

Fair value of the reporting unit in 2008 was determined using two methods, one based on the price as a multiple of tangible equity capital for which similar units have sold and one based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. These two methods provided a range of valuations that Management used in evaluating goodwill for possible impairment. Our goodwill impairment testing for 2008, which was updated at December 31, 2008 as a result of the recent decline in our common stock price and net earnings, indicated that our goodwill was not impaired. As a result of the recent decline in our stock price, the excess of the fair value over carrying value narrowed in our assessment. If our stock price continues to decline, if the Company does not produce anticipated cash flows, or if similar units begin selling at significantly lower prices than in the past, our goodwill may be impaired in the future.

NOTE G - DEPOSITS

The weighted average cost of time deposits was 4.54% and 5.09% at December 31, 2008 and 2007, respectively.

At December 31, 2008, the scheduled maturities of certificates of deposit are as follows:

	Less than	$100,000
	$100,000	or more	Total
	(In thousands)

Three months or less	$22,181	$35,202	$57,383
Over three months through one year	43,043	144,483	187,526
Over one year through three years	27,957	156,174	184,131
Over three years to five years	8,753	23,768	32,521

Total	$101,934	$359,627	$461,561

NOTE H - BORROWINGS

Borrowings are comprised of the following at December 31, 2008 and 2007:

	2008	2007
Short-term borrowings:
Federal funds purchased	$8,706,000	$3,755,000
Federal Home Loan Bank advances maturing within one year	29,000,000	10,000,000

Total short-term borrowings	$37,706,000	$13,755,000

Long-term debt:
Federal Home Loan Bank advances maturing beyond one year	$99,000,000	$113,000,000
Junior subordinated debentures	8,248,000	8,248,000
Subordinated term loan	7,500,000	-
Holding company line of credit	2,000,000	-

Total long-term debt	$116,748,000	$121,248,000

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE H - BORROWINGS (Continued)

Short-term Borrowings

The Company may purchase federal funds through unsecured federal funds guidance lines of credit totaling $59.0 million at December 31, 2008. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had $8,706,000 outstanding balance on the lines of credit as of December 31, 2008 compared to $3,755,000 at December 31, 2007.

A summary of selected data related to short-term borrowed funds follows:

	For the Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Short-term borrowings:
Federal funds purchased:
Balance outstanding at end of year	$8,706	$3,755
Maximum amount outstanding at any month end during the year	20,894	6,652
Average balance outstanding during the year	4,010	3,661
Weighted-average interest rate during the year	2.87%	5.40%
Weighted-average interest rate at end of year	1.00%	4.57%

Junior Subordinated Debentures

In 2003, the Company issued $8,248,000 of junior subordinated debentures to Crescent Financial Capital Trust I (the “Trust”) in exchange for the proceeds of trust preferred securities issued by the Trust. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the trust is included in other assets.

The junior subordinated debentures pay interest quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 3.10%. The debentures are redeemable on October 7, 2008 or afterwards, in whole or in part, on any January 7, April 7, July 7, or October 7. Redemption is mandatory at October 7, 2033. The Company guarantees the trust preferred securities through the combined operation of the junior subordinated debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

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

Subordinated Term Loan Agreement

On September 26, 2008, the Company entered into a $7.5 million subordinated term loan agreement with a non-affiliated financial institution.  The subordinated term loan is included in long-term debt.

The subordinated term loan pays interest quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 4.00%. The subordinated term loan agreement matures on October 18, 2018 and can be prepaid, subject to the approval of the FDIC and other Governmental Authorities (if applicable), in incremental amounts not less than $500,000, by giving five business days notice prior to prepayment.  The Company does not have the right to prepay all or any portion of the loan prior to October 1, 2013 unless the loan ceases to be deemed Tier 2 capital for regulatory capital purposes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE H - BORROWINGS (Continued)

Should the loan cease to be considered Tier 2 capital for regulatory capital purposes, the debt can either be structured as senior debt of the Company or be repaid.  The principal reason for entering into the subordinated term loan agreement was to enhance our regulatory capital position.

Federal Home Loan Bank Advances

The Company has a $290.4 million credit line available with the Federal Home Loan Bank for advances.  These advances are secured by a blanket floating lien on qualifying commercial real estate, first mortgage loans and pledged investment securities with a market value of $269.3 million.

At December 31, 2008 and 2007, the Company had the following advances outstanding from the Federal Home Loan Bank of Atlanta:

Maturity	Interest Rate	Rate Type	2008	2007

December 6, 2012	4.22%	Fixed	$5,000,000	$5,000,000
July 16, 2012	3.84%	Convertible	5,000,000	5,000,000
April 12, 2010	4.58%	Fixed	7,000,000	7,000,000
June 9, 2010	3.58%	Fixed	7,000,000	-
June 9, 2011	3.94%	Fixed	8,000,000	-
October 21, 2009	4.72%	Fixed	9,000,000	9,000,000
July 28, 2008	4.40%	Prime Based	-	10,000,000
August 21, 2009	4.71%	Fixed	10,000,000	10,000,000
September 10, 2009	4.62%	Fixed	10,000,000	10,000,000
March 9, 2012	4.29%	Convertible	10,000,000	10,000,000
March 25, 2019	0.97%	Convertible	10,000,000	10,000,000
January 28, 2019	0.05%	Convertible	12,000,000	12,000,000
August 29, 2012	4.00%	Convertible	15,000,000	15,000,000
May 18, 2012	4.49%	Convertible	20,000,000	20,000,000

Totals			$128,000,000	$123,000,000

Borrowings maturing on March 9, 2012, May 18, 2012 and August 29, 2012 are fixed rate advances, convertible quarterly, at the discretion of the Federal Home Loan Bank, to a variable rate based on 3-month LIBOR.  The borrowing maturing on July 16, 2012 is a fixed rate advance, convertible quarterly to a variable rate based on 3-month LIBOR, only if 3-month LIBOR is greater than or equal to 7%.  The borrowing maturing on January 28, 2019 is currently based on 1-month LIBOR minus 42.5 basis points until January 27, 2009 at which time it becomes fixed at 3.90%.  The borrowing maturing on March 25, 2019 is currently a variable rate based on 3-month LIBOR minus 50 basis points until March 25, 2009, at which time it becomes fixed at 4.26%.

Holding Company Line of Credit

On June 27, 2008, the Company entered into a $10.0 million holding company line of credit with a correspondent financial institution.  There was $2.0 million outstanding on this line at December 31, 2008 and is included in long-term debt.  The line is revolving and pays interest quarterly at an annual rate, reset daily, equal to the Prime rate of interest minus 1.125%.  The line matures on June 27, 2010 and is secured by 258,000 shares of Crescent State Bank stock.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE I - LEASES

The Company has entered into fourteen non-cancelable operating leases for its main office, operations center, and branch facilities. Future minimum lease payments under these leases for the years ending December 31 are approximately as follows:

2009	$1,600,000
2010	1,598,000
2011	1,505,000
2012	1,373,000
2013	1.298,000
Thereafter	9,524,000

Total	$16,898,000

The leases contain renewal options for various additional terms after the expiration of the initial term of each lease.  The cost of such renewals is not included above.  Total rent expense for the years ended December 31, 2008, 2007 and 2006  amounted to $1,308,210, $1,090,669 and $892,734, respectively.

NOTE J - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2008, 2007 and 2006 are as follows:
	2008	2007	2006
Current tax provision:
Federal	$1,910,369	$3,246,706	$2,422,394
State	476,528	776,243	568,916
	2,386,897	4,022,949	2,991,310
Deferred tax provision (benefit):
Federal	(1,473,490)	(404,347)	(153,224)
State	(314,707)	(98,402)	(57,486)
	(1,788,197)	(502,749)	(210,710)

Provision for income taxes	$598,700	$3,520,200	$2,780,600

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2008	2007	2006

Tax computed at statutory rate of 34%	$887,237	$3,321,445	$2,612,868

Effect of state income taxes	106,802	447,375	337,544
Non-taxable income	(279,751)	(256,218)	(217,265)
Non-taxable Bank Owned Life Insurance	(234,335)	(115,329)	(77,169)
Other	118,747	122,927	124,622

	$598,700	$3,520,200	$2,780,600

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE J - INCOME TAXES (Continued)

Significant components of deferred taxes at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$4,792,148	$3,082,684
Premises and equipment	180,587	158,062
Rent abatement	3,711	7,759
Fair value adjustments	110,567	250,521

Deferred compensation	475,521	342,897
Other	155,802	115,268
Net deferred tax assets	5,718,336	3,957,191

Deferred tax liabilities:
Intangible assets	(369,980)	(421,391)
Deferred loan costs	(76,280)	(80,021)
Unrealized gain on securities	(393,420)	(23,958)
Prepaid expenses	(163,217)	(135,117)

Net deferred tax liabilities	(1,002,897)	(660,487)

Net deferred tax asset included in other assets	$4,715,439	$3,296,704

It is management’s opinion that realization of the net deferred tax asset is more likely than not based on the Company’s history of taxable income and estimates of future taxable income.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). FIN 48 provides guidance on financial statement recognition and measurements of tax positions taken, or expected to be taken, in tax returns.  The initial adoption of FIN 48 had no impact on the Company’s financial statements.  As of January 1, 2008, there were no unrecognized tax benefits.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.   Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Crescent’s federal and state income tax returns are open and subject to examination from the 2005 tax return year and forward.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE K - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of non-interest income for the years ended December 31, 2008, 2007 and 2006 are as follows:
	2008	2007	2006

Distribution from mortgage company	$-	$-	$46,099
Brokerage referral fees	172,159	164,665	78,510
Other	558,059	269,498	326,264

Total	$730,218	$434,163	$450,873

The major components of other non-interest expense for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Postage, printing and office supplies	$560,192	$550,724	$472,542
Advertising and promotions	639,129	606,667	517,015
Professional fees and services	1,620,339	1,511,404	899,389
Other	2,234,397	1,926,666	1,328,417

Total	$5,054,057	$4,595,461	$3,227,363

NOTE L - RESERVE REQUIREMENTS

The aggregate net reserve balance maintained under the requirements of the Federal Reserve, which is currently interest bearing, was $187,000 at December 31, 2008. During 2008, Crescent began utilizing a deposit reclassification program. This program, incomplaince with Federal Reserve Bank regulations, allowed a portion of Crescent’s reservable transaction accounts to be reclassified as savings which are not subject to reserve requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE M - REGULATORY MATTERS (Continued)

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized Crescent State Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Banks’ actual capital amounts and ratios as of December 31, 2008 and 2007 are presented in the table below.

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Crescent State Bank
As of December 31, 2008:

Total Capital (to Risk-Weighted Assets)	$90,644	10.87%	$66,740	8.00%	$83,425	10.00%
Tier I Capital (to Risk-Weighted Assets)	72,693	8.71%	33,370	4.00%	50,055	6.00%
Tier I Capital (to Average Assets)	72,693	7.83%	37,122	4.00%	46,402	5.00%

As of December 31, 2007:

Total Capital (to Risk-Weighted Assets)	$75,165	10.32%	$58,253	8.00%	$72,216	10.00%
Tier I Capital (to Risk-Weighted Assets)	66,892	9.19%	29,126	4.00%	43,689	6.00%
Tier I Capital (to Average Assets)	66,892	8.39%	31,913	4.00%	39,877	5.00%

The Company is also subject to these requirements.  At December 31, 2008, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 10.68%, 8.53% and 7.67%, respectively.  At December 31, 2007, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 10.51%, 9.37% and 8.56%, respectively.

On February 27, 2009, the Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009 payable on September 30, 2009. As a result of the special assessment and increased regular assessments, the Company projects it will pay approximately $1.5 million for the special assessment.  This would be in addition to increases epxected due to deposit volume growth and the new assessment percentages implemented in the risk-based deposit assessment system.

On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry.  The additional expense anticipated under a 10% special assessment would be approximately $750,000.

The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE N - BUSINESS COMBINATION

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

The following table reflects the unaudited proforma combined results of operations for the year ended December 31, 2006, assuming the acquisition had occurred at the beginning of fiscal year 2006.

2006

Net interest income	$26,250,692
Net income	6,833,502

Net income per share:
Basic	$0.68
Diluted	0.65

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
December 31, 2008, 2007 and 2006

NOTE N - BUSINESS COMBINATION (Continued)

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

NOTE O - OFF-BALANCE SHEET RISK

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2008 is as follows (amounts in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$106,544
Undisbursed equity lines of credit	45,196
Financial standby letters of credit	5,674
Commitment to invest in Small Business Investment Corporation	413

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE P – ESTIMATED FAIR VALUES

As discussed in Note A to the consolidated financial statements, the Company adopted SFAS No. 157 and SFAS No. 159 on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. As of December 31, 2008, the Company had not elected to measure any financial assets or liabilities using the fair value option under SFAS No. 159; therefore the adoption of SFAS No. 159 had no effect on the Company’s financial condition or results of operations.

The Company records securities available for sale at fair value on a recurring basis. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the assets or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction and the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market. SFAS No. 157 establishes a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of how market-observable the fair value measurement is and defines the level of disclosure. SFAS No. 157 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy established by SFAS No. 157 to the Company’s financial assets that are carried at fair value.

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of December 31, 2008, the Company carried certain marketable equity securities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of December 31, 2008, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale and impaired loans secured by real estate.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of December 31, 2008, while the Company did not carry any financial assets or liabilities, measured on a recurring basis, at fair value hierarchy Level 3, the Company did value certain financial assets, measured on a non-recurring basis, at fair value hierarchy Level 3.

Fair Value on a Recurring Basis.  The Company measures certain assets at fair value on a recurring basis, as described below.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE P – ESTIMATED FAIR VALUES (Continued)

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

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value on a Nonrecurring Basis.  The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $16.7 million at December 31, 2008.  Of such loans, $11.6 million had specific loss allowances aggregating $4.1 million at that date.

Below is a table that presents information about assets measured at fair value at December 31, 2008:

Fair Value Measurements at
	Total Carrying		December 31, 2008, Using
	Amount in The		Quoted Prices	Significant
	Consolidated	Assets/Liabilities	in Active	Other	Significant
	Balance	Measured at	Markets for	Observable	Unobservable
	Sheet	Fair Value	Identical Assets	Inputs	Inputs
Description	12/31/2008	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$105,648,618	$105,648,618	$490,753	$105,157,865	$-
Impaired loans	7,556,644	7,556,644	-	6,787,739	768,905

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE P – ESTIMATED FAIR VALUES (Continued)

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In addition to the valuation methods previously described for investments available for sale and derivative assets and liabilities, the following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

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
December 31, 2008, 2007 and 2006

NOTE P – ESTIMATED FAIR VALUES (Continued)

Accrued Interest Receivable and Accrued Interest Payable

The carrying amounts of accrued interest receivable and payable approximate fair value, because of the short maturities of these instruments.

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2008 and 2007:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$10,282,789	$10,282,789	$12,356,404	$12,356,404
Investment securities	105,648,618	105,648,618	90,758,467	90,758,467
Federal Home Loan Bank stock	7,264,000	7,264,000	6,790,700	6,790,700
Loans, net	772,792,283	784,667,000	667,643,228	667,893,000
Investment in life insurance	16,811,918	16,811,918	9,122,697	9,122,697
Accrued interest receivable	3,341,258	3,341,258	3,761,600	3,761,600

Financial liabilities:
Deposits	714,882,755	718,590,000	605,431,312	593,257,000
Short-term borrowings	37,706,000	39,925,000	13,755,000	13,755,000
Long-term borrowings	116,748,000	121,748,000	121,248,000	134,589,000
Accrued interest payable	1,958,344	1,958,344	1,682,428	1,682,428

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS

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

At the Company’s annual meeting on July 11, 2006, the shareholders approved the 2006 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”) to replace the previous plans.  This plan authorizes 368,500 shares of the common stock of Crescent to be issued in the form of incentive stock option grants, non-statutory stock option grants, restricted stock grants, long term incentive compensation units, or stock appreciation rights.   The company declared and distributed a 10% stock dividend in 2007 which increased the shares available for issuance to 405,350. In the event that the number of shares of common stock that remain available for future issuance under the Plan as of December 31, 2008 and as of the last day of each calendar year commencing thereafter, is less than 1.5% of the total number of shares of common stock issued and outstanding as of such date (the “Replacement Amount”),

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

then the Plan Pool shall be increased as of such date by a number of shares of common stock equal to the Replacement Amount.  At December 31, 2008, there were 295,729 unissued options in this plan.  Vesting provisions for granted stock options are at the discretion of the Compensation Committee of the Board of Directors.  At December 31, 2008, all outstanding options were granted with a three year vesting schedule; 25% at date of grant and 25% at each of the next three grant date anniversaries.

The share-based awards granted under the aforementioned plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the plans due to their dissimilar characteristics. Vesting provisions for granted restricted stock awards are at the discretion of the Compensation Committee of the Board of Directors. At December 31, 2008, all outstanding restricted stock awards vest in full at either the three year of five year anniversary date of the grant. The Company funds the option shares and restricted stock from authorized but un-issued shares.

Stock Option Plans

A summary of the Company’s option plans as of and for the year ended December 31, 2008, adjusted for the stock split effected in the form of a 10% stock dividend distributed in May 2007, is as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
		Average		Average
		Option		Option
	Number	Price	Number	Price

Options outstanding, beginning of year	754,539	$5.22	728,933	$5.00
Granted/vested	9,000	6.83	2,250	6.83
Exercised	(207,130)	4.10	(207,130)	4.10
Forfeited	(13,056)	10.33	(4,851)	11.20

Options outstanding, end of year	543,352	$5.55	528,904	$5.45

The weighted average remaining life of options outstanding and options exercisable at December 31, 2008 is 3.66 years and 3.52 years, respectively.

The following table provides the range of exercise prices for options outstanding and exercisable at December 31, 2008:

Range of Exercise Prices		Stock Options Outstanding	Stock Options Exercisable

$ 3.94	$6.13	453,244	450,944
$ 6.14	$8.33	26,751	22,071
$ 8.34	$10.53	10,911	10,911
$ 10.54	$12.71	52,627	44,928
		543,352	528,904

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

The assumptions used in estimating fair values, together with the estimated per share value of options granted are displayed below:
	2008	2007	2006
Assumptions in estimating option values:
Risk-free interest rate	3.12%	4.68%	4.58%
Dividend yield	0%	0%	0%
Volatility	26.80%	31.63%	34.24%
Expected life	7 years	7 years	7 years

The weighted average grant date fair value of options	$2.44	$4.88	$5.48

Stock Option Plans (Continued)

Compensation cost charged to income was approximately $72,000 and $99,000 for the years ended December 31, 2008 and 2007 in accordance with SFAS No. 123R.  SFAS No. 123R was adopted beginning in 2006 and therefore no compensation expense was recognized in 2005.  Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006 were $670,000, $1,214,000 and $256,000, respectively.  The actual tax benefit in stockholders equity realized for the tax deductions from option exercise of the share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006 totaled $95,500, $452,000 and $45,000, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $650,047, $1,987,000 and $351,000, respectively.  Since all options outstanding under the Company’s stock option plans had an exercise price which exceeded the market price at December 31, 2008, there was no intrinsic value of both total options outstanding and exercisable options.  As of December 31, 2008, there was $53,000 of unrecognized compensation cost related to the nonvested stock option plans.  That cost is expected to be recognized as follows: $34,000 in 2009, $16,000 in 2010 and $2,000 in 2011.

Stock Award Plans

A summary of the status of the Company’s non-vested stock awards as of December 31, 2008, and changes during the year then ended is presented below:
		Weighted
		average
		grant date
	Shares	fair value

Non-vested – December 31, 2007	21,769	$12.54
Granted	35,500	8.75
Vested	-	-
Forfeited	-	-

Non-vested – December 31, 2008	57,269	$10.19

The total fair value of restricted stock grants issued during the year ended December 31, 2008 was $310,625.  There were no restricted stock grants vested during the year.

As of December 31, 2008, there was $366,408 of unrecognized compensation cost related to the nonvested stock award plan.  That cost is expected to be recognized over a weighted average period of 3.09 years.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Supplemental Retirement

During 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP) for its senior executives. The Company has purchased life insurance policies in order to provide future funding of benefit payments. Plan benefits will accrue and vest during the period of employment and will be paid in monthly benefit payments over the officer’s remaining life commencing with the officer’s retirement at any time after attainment of age sixty to sixty-five, depending on the officer. Expenses for the years ended December 31, 2008, 2007 and 2006 were $372,062, $241,934 and $87,657, respectively. The accrued liability of the plan at December 31, 2008 and 2007 was $877,880 and $505,818, respectively.

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan which provides for participation by substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section

Defined Contribution Plan (continued)

401(k) of the Internal Revenue Code. The plans provide for employee contributions up to $15,500 of the participant's annual salary and an employer contribution of 100% matching of the first 6% of pre-tax salary contributed by each participant. Anyone who turned 50 years old in 2008 could also add a catch-up contribution of $5,000 above the normal limit bringing the maximum contribution to $10,500 for those employees. The Company may make additional discretionary profit sharing contributions to the plan on behalf of all participants. There were no discretionary contributions for 2008, 2007 or 2006. Amounts deferred above the first 6% of salary are not matched by the Company. Expenses related to these plans for the years ended December 31, 2008, 2007 and 2006 were $369,939, $286,778 and $269,058, respectively.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE R - PARENT COMPANY FINANCIAL DATA

Condensed balance sheets as of December 31, 2008 and 2007, and related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2008 are as follows:

Condensed Balance Sheets
December 31, 2008 and 2007

	2008	2007
ASSETS
Cash and due from banks	$550,126	$1,475,753
Investment in subsidiaries	104,840,989	98,514,864
Other assets	124,558	96,046

TOTAL ASSETS	$105,515,673	$100,086,663

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accrued interest payable	$170,972	$164,377
Due to former Centennial Shareholders	5,093	15,474
Accrued expenses and other liabilities	2,000,000	-
Subordinated debentures	8,248,000	8,248,000

TOTAL LIABILITIES	10,424,065	8,427,851

Stockholders' equity:
Common stock	9,626,558	9,404,579
Additional paid-in capital	74,349,299	73,596,427
Retained earnings	8,477,809	8,619,617
Accumulated other comprehensive income/(loss)	2,637,942	38,189

TOTAL STOCKHOLDERS’ EQUITY	95,091,608	91,658,812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,515,673	$100,086,663

Condensed Statements of Operations
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Equity in earnings of subsidiaries	$2,467,201	$6,688,256	$4,988,649
Interest income	39,808	169,130	630,505
Dividend income	17,026	21,200	20,669
Other miscellaneous income	5,024	-	23,286
Interest expense	(623,487)	(738,485)	(720,822)
Other operating expenses	(132,853)	(118,245)	(81,853)
Income tax benefit (expense)	238,100	226,900	43,100

Net income	$2,010,819	$6,248,756	$4,903,534

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE R - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income	$2,010,819	$6,248,756	$4,903,534
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization	22,266	33,400	33,400
Stock based compensation	209,098	178,940	202,246
Equity in earnings of Crescent State Bank	(2,467,201)	(6,688,256)	(4,194,284)
Equity in earnings of Port City Capital Bank	-	-	(794,365)
Changes in assets and liabilities:
Increase in other assets	(50,779)	(55,752)	5,068
Increase (decrease) in accrued interest payable	6,595	(2,586)	24,112
Increase (decrease) in accrued expenses and other liabilities	1,989,619	(16,292)	(17,660)

Net cash provided (used) by operating activities	1,720,418	(301,790)	162,051

Cash flows from investing activities:
Investment in Subsidiaries	(3,411,798)	(4,098,938)	(8,770,879)

Cash flows from financing activities:
Proceeds from exercise of stock options	670,254	1,213,738	255,797
Excess tax benefits from stock options exercised	95,500	451,950	45,401
Cash (paid) received in lieu of fractional shares	-	(7,686)	(9,435)

Net cash provided by financing activities	765,754	1,658,002	291,763

Net increase (decrease) in cash and cash equivalents	(925,627)	(2,742,726)	(8,317,065)

Cash and cash equivalents, beginning	1,475,753	4,218,479	12,535,544

Cash and cash equivalents, ending	$550,126	$1,475,753	$4,218,479

NOTE S - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

	2008	2007	2006

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$28,794,509	$27,772,615	$17,120,578
Income taxes	$2,559,000	$3,928,000	$2,655,001

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed assets	$2,206,023	$479,814	$199,900
Increase in fair value of securities available for sale, net of tax	$588,933	$539,136	$180,846

The fair value of assets acquired and liabilities assumed in the PCCB merger are presented in Note N.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

NOTE T – SUBSEQUENT EVENT

Under the United States Treasury’s Capital Purchase Program (CPP), the Company issued $24.9 million in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, on January 9, 2009.  In addition, the Company provided warrants to the Treasury to purchase 833,705 shares of the Company’s common stock at an exercise price of $4.48 per share.  These warrants are immediately exercisable and expire ten years from the date of issuance.  The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The preferred shares are redeemable at the option of the Company subject to regulatory approval.

Based on a Black-Scholes options pricing model, the common stock warrants have been assigned a fair value of $2.28 per share or $2.4 million in the aggregate as of January 8, 2009.  As a result, $2.09 million has been recorded as the discount on the preferred stock and will be accreted as a reduction in net income available for common shareholders over the next five years at approximately $0.5 million per year.  Correspondingly, $22.5 million has been assigned to the preferred stock.  Through the discount accretion over the next five years, the preferred stock will be accreted up to the redemption amount of $24.9 million.  For purposes of these calculations, the fair value of the common stock warrants as of December 5, 2008 was estimated using the Black-Scholes option pricing model and the following assumptions:

Risk-free interest rate	2.49%
Expected life of warrants	10 years
Expected dividend yield	0.00%
Expected volatility	37.27%

The Company’s computation of expected volatility is based on daily historical volatility since January 1999.  The risk-free interest rate is based on the market yield for ten year U.S. Treasury securities as of January 9, 2009.

As a condition of the CPP, the Company must obtain consent from the United States Department of the Treasury to repurchase its common stock or to pay a cash dividend on its common stock.  Furthermore, the Company has agreed to certain restrictions on executive compensation and corporate governance.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

none.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Registrant’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Registrant’s disclosure controls and procedures as of December 31, 2008.  Based on their evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

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

Management assessed the effectiveness of the Registrant’s internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Registrant’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, management determined that, as of December 31, 2008, it maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Registrant’s internal controls or in other factors that could materially affect these controls during the three-month period ended December 31, 2008.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the discussion under the headings “Proposal 1: Election of Directors,” “Executive Compensation – Executive Officers,” “Director Relationships,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors – Audit Committee” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC.

The Registrant has adopted a Code of Ethics that applies, among others, to its principal executive officer and principal financial officer. The Registrant’s Code of Ethics is available at www.crescentstatebank.com.

ITEM 11 - EXECUTIVE COMPENSATION

Incorporated by reference from the discussion under the heading “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the discussion under the heading “Beneficial Ownership of Voting Securities” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC.

Stock Option Plans

Set forth below is certain information regarding the Registrant’s various stock option plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	543,352	$5.55	295,729

Equity compensation plans not approved by security holders	None	None	None

Total	543,352	$5.55	295,729

See additional information in Note Q under the heading "Employee and Director Benefit Plans - Stock Option Plans" in Item 8 of this report.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the discussion under the headings “Director Independence” and “Indebtedness of and Transactions with Management” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from pages the discussion under the heading “Proposal 2: Ratification of Independent Public Accountants” and “Audit Committee Report” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1) and (2)            Lists of Financial Statements and Schedules

The following consolidated financial statements of the Registrant are filed as a part of this report:

•	Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007
•	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006
•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
•	Notes to Consolidated Financial Statements
•	Report of Independent Registered Public Accounting Firm

(3)	Listing of Exhibits

Exhibits filed with this report are listed in the Index to Exhibits.  The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this report:

•	1999 Incentive Stock Option Plan
•	1999 Nonqualified Stock Option Plan for Directors
•	Form of Employment Agreement between the Registrant and Michael G. Carlton
•	Form of Employment Agreement between the Registrant and Bruce W. Elder
•	Form of Employment Agreement between the Registrant and Thomas E. Holder, Jr.
•	Form of Employment Agreement between the Registrant and Ray D. Vaughn
•	Form of Employment Agreement between the Registrant and W. Keith Betts
•	Form of Salary Continuation Agreement with Michael G. Carlton
•	Salary Continuation Agreement with Bruce W. Elder
•	Salary Continuation Agreement with Thomas E. Holder, Jr.
•	Form of Salary Continuation Agreement with Ray D. Vaughn
•	Salary Continuation Agreement with W. Keith Betts
•	Endorsement Split Dollar Agreement with Michael G. Carlton
•	Endorsement Split Dollar Agreement with Bruce W. Elder
•	Endorsement Split Dollar Agreement with Thomas E. Holder, Jr.
•	Endorsement Split Dollar Agreement with Ray D. Vaughn
•	Endorsement Split Dollar Agreement with W. Keith Betts
•	Crescent State Bank Directors’ Compensation Plan
•	2006 Omnibus Stock Ownership and Long Term Incentive Plan

(b)	Exhibits

Exhibits filed with this report are listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION
Registrant

	By:	/s/ Michael G. Carlton
Michael G. Carlton
Date: March 27, 2009		President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael G. Carlton	March 27, 2009
Michael G. Carlton, President and Chief Executive Officer, Director (Principle Executive Officer)

/s/ Bruce W. Elder	March 27, 2009
Bruce W. Elder, Vice President
(Principal Financial Officer and Principle Accounting Officer)

/s/ Brent D. Barringer	March 27, 2009
Brent D. Barringer, Director

/s/ William H. Cameron	March 27, 2009
William H. Cameron, Director

/s/ Bruce I. Howell	March 27, 2009
Bruce I. Howell, Director

/s/ James A. Lucas	March 27, 2009
James A. Lucas, Director

/s/ Kenneth A. Lucas	March 27, 2009
Kenneth A. Lucas, Director

/s/ Sheila Hale Ogle	March 27, 2009
Sheila Hale Ogle, Director

/s/ Charles A. Paul	March 27, 2009
Charles A. Paul, Director

/s/ Francis R. Quis, Jr.	March 27, 2009
Francis R. Quis, Jr., Director

/s/ Jon S. Rufty	March 27, 2009
Jon S. Rufty, Director

/s/ Jon T. Vincent	March 27, 2009
Jon T. Vincent, Director

/s/ Stephen K. Zaytoun	March 27, 2009
Stephen K. Zaytoun, Director

Exhibit Number	Exhibit

3(i)	Articles of Incorporation(1)

3(ii)	Bylaws(1)

4	Form of Stock Certificate(1)

10(i)	1999 Incentive Stock Option Plan(2)

10(ii)	1999 Nonqualified Stock Option Plan(2)

10(iii)	Employment Agreement Michael G. Carlton (Filed herewith)

10(iv)	Employment Agreement of Bruce W. Elder (Filed herewith)

10(v)	Employment Agreement of Thomas E. Holder, Jr. (Filed herewith)

10(vi)	Amended and Restated Trust Agreement of Crescent Financial Capital Trust I(3)

10(vii)	Indenture(3)

10(viii)	Junior Subordinated Debenture(3)

10(ix)	Guarantee Agreement(3)

10(x)	Salary Continuation Agreement with Michael G. Carlton (Filed herewith)

10(xi)	Salary Continuation Agreement with Bruce W. Elder(6)

10(xii)	Salary Continuation Agreement with Thomas E. Holder, Jr.(6)

10(xiii)	Endorsement Split Dollar Agreement with Michael G. Carlton(3)

10(xiv)	Endorsement Split Dollar Agreement with Bruce W. Elder(3)

10(xv)	Endorsement Split Dollar Agreement with Thomas E. Holder, Jr.(3)

10(xvi)	Crescent State Bank Directors’ Compensation Plan(4)

10(xvii)	Salary Continuation Agreement with Ray D. Vaughn (Filed herewith)

10(xviii)	Salary Continuation Agreement with W. Keith Betts(7)

10(xix)	Employment Agreement with Ray D. Vaughn (Filed herewith)

10(xx)	Employment Agreement of W. Keith Betts(7)

10(xxi)	Endorsement Split Dollar Agreement with Ray D. Vaughn(6)

10(xxii)	Endorsement Split Dollar Agreement with W. Keith Betts(6)

10(xxiii)	Subordinated Term Loan Agreement dated September 26, 2008, by and between Crescent State Bank and United Community Bank(8)

10(xxiv)	2006 Omnibus Stock Ownership and Long Term Incentive Plan(9)

21	Subsidiaries (Filed herewith)

23	Consent of Dixon Hughes PLLC (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99(i)	Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders(5)

1.	Incorporated by reference to the Registrant’s 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002.

2.	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on September 5, 2001.

3.	Incorporated by reference from Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.

4.	Incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2006.

5.	Filed with the Securities and Exchange Commission pursuant to Rule 14a-6.

6.	Incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008.

7.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008.

8.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2008.

9.	Incorporated by reference from Exhibit 99.1 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 11, 2006.