Form 10-Q
period 2009-03-31
CRESCENT FINANCIAL CORP
filed 2009-05-15
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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
Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $1.00 par value 9,626,559 shares outstanding as of May 14, 2009.

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets March 31, 2009 (unaudited) and December 31, 2008	3

	Consolidated Statements of Operations Three Months Ended March 31, 2009 and 2008 (unaudited)	4

	Consolidated Statement of Stockholders’ Equity Three Months Ended March 31, 2009 (unaudited)	5

	Consolidated Statements of Cash Flows Three Months Ended March 31, 2009 and 2008 (unaudited)	6

	Notes to Consolidated Financial Statements	7 – 13

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 26

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4T -	Controls and Procedures	27

Part II.	Other Information

Item 1 -	Legal Proceedings	28

Item 1a -	Risk Factors	28

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3 -	Defaults Upon Senior Debt	28

Item 4 -	Submission of Matters to a Vote of Security Holders	28

Item 5 -	Other Information	28

Item 6 -	Exhibits	28

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31,
	(Unaudited)	2008*
ASSETS

Cash and due from banks	$10,373,010	$9,917,277
Interest-earning deposits with banks	24,236,356	266,512
Federal funds sold	99,000	99,000
Investment securities available for sale, at fair value	197,957,068	105,648,618
Loans	787,656,893	785,377,283
Allowance for loan losses	(13,855,000)	(12,585,000)
NET LOANS	773,801,893	772,792,283
Accrued interest receivable	4,206,731	3,341,258
Federal Home Loan Bank stock, at cost	11,910,400	7,264,000
Bank premises and equipment, net	11,841,899	10,845,049
Investment in life insurance	17,010,932	16,811,918
Goodwill	30,233,049	30,233,049
Other assets	10,674,471	11,091,784

TOTAL ASSETS	$1,092,344,809	$968,310,748
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$64,985,201	$63,945,717
Savings	59,392,686	58,833,876
Money market and NOW	134,159,836	130,542,569
Time	473,065,896	461,560,593
TOTAL DEPOSITS	731,603,619	714,882,755

Short-term borrowings	114,758,000	37,706,000
Long-term borrowings	121,748,000	116,748,000
Accrued expenses and other liabilities	3,761,782	3,882,385

TOTAL LIABILITIES	971,871,401	873,219,140
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, 24,900 shares issued and outstanding on March 31, 2009	22,576,237	-
Common stock, $1 par value, 20,000,000 shares authorized; 9,626,559 shares outstanding March 31, 2009 and December 31, 2008	9,626,559	9,626,559
Additional paid-in capital	74,394,060	74,349,299
Warrants	2,367,368	-
Retained earnings	10,931,504	10,488,628
Accumulated other comprehensive income (Note D)	577,680	627,122

TOTAL STOCKHOLDERS’ EQUITY	120,473,408	95,091,608
COMMITMENTS (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,092,344,809	$968,310,748

* Derived from audited consolidated financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended March 31, 2009 and 2008

	2009	2008
INTEREST INCOME
Loans	$12,077,058	$12,471,592
Investment securities available for sale	1,999,023	1,206,442
Federal funds sold and interest-earning deposits	2,037	43,634
TOTAL INTEREST INCOME	14,078,118	13,721,668

INTEREST EXPENSE
Deposits	5,242,936	5,708,860
Short-term borrowings	463,332	116,679
Long-term borrowings	1,140,459	1,372,173
TOTAL INTEREST EXPENSE	6,846,727	7,197,712

NET INTEREST INCOME	7,231,391	6,523,956
PROVISION FOR LOAN LOSSES	1,696,685	806,395

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,534,706	5,717,561

NON-INTEREST INCOME
Mortgage origination revenue and other loan fees	296,472	171,908
Fees on deposit accounts	388,002	381,670
Earnings on life insurance	207,455	98,732
Loss on disposal of assets	(25,500)	(9,047)
Loss on impairment of nonmarketable equity security	(188,040)	-
Other	84,786	165,286
TOTAL NON-INTEREST INCOME	763,175	808,549

NON-INTEREST EXPENSE
Salaries and employee benefits	2,971,098	2,804,130
Occupancy and equipment	750,960	662,716
Data processing	449,500	271,093
Other	1,421,242	1,283,239
TOTAL NON-INTEREST EXPENSE	5,592,800	5,021,178

INCOME BEFORE INCOME TAXES	705,081	1,504,932

INCOME TAX EXPENSE	94,100	504,600

NET INCOME	610,981	1,000,332

Effective dividend on preferred stock (Note F)	168,105	-

Net income available to common shareholders	$442,876	$1,000,332

NET INCOME PER COMMON SHARE (Note C)
Basic	$.05	$.11
Diluted	$.05	$.10

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Note C)
Basic	9,569,290	9,417,694
Diluted	9,581,873	9,678,841

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

								Accumulated
						Additional		other
	Preferred stock		Common stock			paid-in	Retained	comprehensive	Total
	Shares	Amount	Shares	Amount	Warrant	capital	earnings	income (loss)	equity

Balance at December 31, 2008	-	$-	9,626,559	$9,626,559	$-	$74,349,299	$10,488,628	$627,122	$95,091,608

Comprehensive income:
Net income	-	-	-	-	-	-	610,981	-	610,981

Net unrealized holding loss on available for sale securities	-	-	-	-	-	-	-	(49,442)	(49,442)
Total comprehensive income									561,539

Expense recognized in connection with stock options and restricted stock	-	-	-	-	-	44,761	-	-	44,761

Preferred stock transaction:
Issuance of preferred stock	24,900,000	24,900,000	-	-	-	-	-	-	24,900,000
Discount on preferred stock	-	(2,367,368)	-	-	2,367,368	-	-	-	-
Accretion of discount	-	43,605	-	-	-	-	(43,605)	-	-
Preferred stock dividend	-	-	-	-	-	-	(124,500)	-	(124,500)

Balance at March 31, 2009	24,900,000	$22,576,237	9,626,559	$9,626,559	$2,367,368	$74,394,060	$10,931,504	$577,680	$120,473,408

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$610,981	$1,000,332
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	198,703	177,511
Provision for loan losses	1,696,685	806,395
Amortization of core deposit premium	33,337	33,337
Deferred income taxes	169,812	-
Loss on impairment of nonmarketable equity security	188,040	-
Loss on disposal of assets	25,500	-
Net amortization (accretion) of premiums/discounts on securities	174,807	(30,657)
Accretion of loan discount	(109,955)	(109,955)
Amortization of deposit premium	27,433	46,387
Net increase in cash value of life insurance	(199,014)	(87,439)
Stock based compensation	44,761	49,087
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(865,473)	494,077
(Increase) decrease in other assets	227,141	(1,058,641)
Increase (decrease) in accrued interest payable	(200,578)	18,567
Increase (decrease) in other liabilities	79,973	(321,704)
TOTAL ADJUSTMENTS	1,491,172	26,012
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,102,153	1,026,344

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(99,722,331)	(7,293,615)
Principal repayments of investment securities available for sale	7,158,615	4,247,188
Purchase of Federal Home Loan Bank stock	(4,646,400)	(248,300)
Net increase in loans	(2,791,339)	(37,221,230)
Purchases of bank premises and equipment	(1,196,053)	(2,058,031)

NET CASH USED BY INVESTING ACTIVITIES	(101,197,508)	(42,573,988)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits:
Demand	1,039,484	(3,477,589)
Savings	558,810	(21,534,545)
Money market and NOW	3,617,267	25,792,897
Time deposits	11,477,871	46,963,044
Net increase (decrease) in short-term borrowings	77,052,000	(3,755,000)
Net increase in long-term borrowings	5,000,000	-
Proceeds from stock options exercised	-	127,787
Proceeds from issuance of preferred stock	24,900,000	-
Dividends paid on preferred stock	(124,500)	-
Excess tax benefits from stock options exercised	-	17,400

NET CASH PROVIDED BY FINANCING ACTIVITIES	123,520,932	44,133,994

NET INCREASE IN CASH AND CASH EQUIVALENTS	24,425,577	2,586,350

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,282,789	12,356,404

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,708,366	$14,942,754

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION
In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”) and its wholly owned subsidiary, Crescent State Bank (the “Bank”).  All significant inter-company transactions and balances are eliminated in consolidation.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2008 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS
At March 31, 2009, commitments are as follows:

Undisbursed lines of credit	$139,534,000
Stand-by letters of credit	1,488,000
Undisbursed commitment to purchase additional
investment in Small Business Investment Corporation	363,000
Commitment to purchase when issued investment securities	1,066,000

NOTE C - PER SHARE RESULTS
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to outstanding stock options, restricted stock and the common stock warrant issued to the US Treasury and are determined using the treasury stock method.

	Three Months Ended
	March 31,
	2009	2008
Weighted average number of shares used in computing basic net income per share	9,569,290	9,417,694
Effect of dilutive stock options and restricted stock	12,583	261,147

Weighted average number of shares used in computing diluted net income per share	9,581,873	9,678,841

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE C - PER SHARE RESULTS (Continued)
For the three month period ended March 31, 2009, there were 542,527 options and the warrant for 833,705 shares that were anti-dilutive.  For the three month period ended March 31, 2008, there were 65,720 options that were anti-dilutive.

NOTE D - COMPREHENSIVE INCOME
For the three months ended March 31, 2009 and 2008, total comprehensive income, consisting of net income and unrealized gains (losses) on securities available for sale, net of taxes, was approximately $561,000 and $1,627,000, respectively.

NOTE E - FAIR VALUE MEASUREMENT
The Company records securities available for sale at fair value on a recurring basis. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. See NOTE F for discussion concerning new guidance for transactions that are not orderly. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the assets or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction and the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market. In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy to the Company’s financial assets that are carried at fair value.

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of March 31, 2009, the Company carried certain marketable equity securities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of March 31, 2009, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale and impaired loans secured by real estate.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of March 31, 2009, while the Company did not carry any financial assets or liabilities, measured on a recurring basis, at fair value hierarchy Level 3, the Company did value certain financial assets, measured on a non-recurring basis, at fair value hierarchy Level 3.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - FAIR VALUE MEASUREMENT (Continued)
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

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan or asset as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan or asset as nonrecurring Level 3.   Of such loans, $20.1 million had specific loss allowances aggregating $5.4 million at that date.  Impaired loans totaled $16.7 million at December 31, 2008.  Of such loans, $11.6 million had specific loss allowances aggregating $4.1 million at that date.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - FAIR VALUE MEASUREMENT (Continued)
Foreclosed Real Estate
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Below is a table that presents information about assets measured at fair value at March 31, 2009 and December 31, 2008:

			Fair Value Measurements at
			March 31, 2009, Using
	Total Carrying
	Amount in The		Quoted Prices	Significant
	Consolidated	Assets/Liabilities	in Active	Other	Significant
	Balance	Measured at	Markets for	Observable	Unobservable
	Sheet	Fair Value	Identical Assets	Inputs	Inputs
Description	3/31/2009	3/31/2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$197,957,068	$197,957,068	$303,732	$197,653,336	$-
Foreclosed real estate	1,911,207	1,911,207	-	-	1,911,207
Impaired loans	14,680,246	14,680,246	-	14,546,455	133,791

			Fair Value Measurements at
			December 31, 2008, Using
	Total Carrying
	Amount in The		Quoted Prices	Significant
	Consolidated	Assets/Liabilities	in Active	Other	Significant
	Balance	Measured at	Markets for	Observable	Unobservable
	Sheet	Fair Value	Identical Assets	Inputs	Inputs
Description	3/31/2009	3/31/2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$105,648,618	$105,648,618	$490,753	$105,157,865	$-
Foreclosed real estate	1,716,207	1,716,207	-	-	1,716,207
Impaired loans	7,556,644	7,556,644	-	6,787,739	768,905

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - CUMULATIVE PERPETUAL PREFERRED STOCK
Under the United States Treasury’s Capital Purchase Program (CPP), the Company issued $24.9 million in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, on January 9, 2009.  In addition, the Company provided a warrant to the Treasury to purchase 833,705 shares of the Company’s common stock at an exercise price of $4.48 per share.  These warrants are immediately exercisable and expire ten years from the date of issuance.  The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The preferred shares are redeemable at the option of the Company subject to regulatory approval.

Based on a Black-Scholes options pricing model, the common stock warrants have been assigned a fair value of $2.28 per share or $2.4 million in the aggregate as of January 9, 2009.  Based on relative fair value, $2.4 million has been recorded as the discount on the preferred stock and will be accreted as a reduction in net income available for common shareholders over the next five years at approximately $0.5 million per year.  Correspondingly, $22.5 million has been assigned to the preferred stock.  Through the discount accretion over the next five years, the preferred stock will be accreted up to the redemption amount of $24.9 million.  For purposes of these calculations, the fair value of the common stock warrant as of January 9, 2009 was estimated using the Black-Scholes option pricing model and the following assumptions:

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

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS
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
In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under SFAS No. 141(R), acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) on January 1, 2009, had no effect on the Company’s consolidated financial statements.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS (continued)
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to any noncontrolling interest must be clearly presented on the face of the consolidated statement of income. Changes in the parent’s ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be remeasured at fair value on the date control is lost, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt the provisions of SFAS No. 160 in the first quarter C2009. The adoption of SFAS No. 160 on January 1, 2009, had no effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Company adopted the provisions of SFAS No. 161 in the first quarter 2009. The adoption of SFAS No. 161 on January

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS (continued)
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s statement of operations and balance sheet.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009.

Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE H - GOODWILL IMPAIRMENT
Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill must be tested for impairment each year.  An impairment test can be performed at any date, as long as it is consistently used each year.  In 2008, the Company changed its annual testing date from December 31 to October 31.  If certain events occur prior to the annual impairment date, interim impairment tests are required to be performed.  Due to a further deterioration in stock price and economic conditions between October 31 and December 31, 2008, additional impairment testing was performed and goodwill was determined to not be impaired.  Given the continued trading range of the Company’s stock price during the first three months of 2009, management re-evaluated and updated the goodwill impairment test performed at December 31, 2008, concluding that sufficient evidence existed where goodwill remained not impaired as of March 31, 2009.  The Company will continue to monitor stock price, financial performance and general economic conditions and perform additional testing to evaluate the possible impairment of goodwill as necessary.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the periods ended March 31, 2009 and 2008. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted.  All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2009 AND
DECEMBER 31, 2008

Total assets increased by $124.0 million to $1.1 billion at March 31, 2009 from $968.3 million at December 31, 2008.  At March 31, 2009, earning assets are $1.0 billion or 94% of total assets compared to $898.7 million or 92% at December 31, 2008.   Components of earning assets at March 31, 2009 are $787.7 million in gross loans, $209.9 million in investment securities and Federal Home Loan Bank (FHLB) stock and $24.3 in overnight investments and interest bearing deposits with correspondent banks.  Earning assets at December 31, 2008 consisted of $785.4 million in gross loans, $112.9 million in investment securities and FHLB stock and $366,000 in overnight investments and interest bearing deposits. Total deposits and stockholders’ equity at March 31, 2009 were $731.6 million and $120.5 million, respectively, compared to $714.9 million and $95.1 million at December 31, 2008.

During the first quarter of 2009, gross loans outstanding increased by $2.3 million or 0.29%. In conjunction with a core data processing conversion occurring in early March, we have reclassified certain loans within our portfolio so that reporting is more consistent with the collateral of a particular loan rather than the purpose.  For instance, loans secured by homes purchased as investment property were previously reported as commercial real estate whereas they are now reported as residential real estate mortgages.  Loans secured by commercial building lots were previously reported as commercial real estate and are now reported as construction and land development.  As a result, the comparison of the loan compositions at March 31, 2009 and December 31, 2008 can be misleading.    Reclassifications of loan types through the conversion process resulted in $164.6 million of commercial real estate loans and $2.1 million consumer loans being shifted to $81.8 million of construction and land development, $70.7 million residential mortgages, $9.3 million home equity loans and $4.9 million commercial and industrial.  When considering these reclassifications, the net growth in the portfolio for the quarter by category was as follows: increases in commercial real estate, residential mortgage, home equity lines and loans and consumer loans of $8.4 million, $3.6 million, $1.2 million and $1.5 million, respectively, and a decrease in construction and land development of $12.4 million. The composition of the loan portfolio, by category, as of March 31, 2009 is 40% commercial mortgage loans, 29% construction loans, 12% residential mortgage loans. 10% commercial loans, 8% home equity loans and lines, and 1% consumer loans.  The composition of the loan portfolio, by category, as of December 31, 2008 and before conversion was 60% commercial mortgage loans, 20% construction loans, 10% commercial loans, 7% home equity loans and lines, 2% residential real estate mortgage loans and 1% consumer loans.

The Company had an allowance for loan losses at March 31, 2009 of $13.9 million or 1.76% of outstanding loans compared to $12.6 million or 1.60% at December 31, 2008.  At March 31, 2009, there were fifty-five loans totaling $16.4 million in non-accrual status.  Thirty-one loans totaling $5.4 million represent one borrowing relationship.  Of the $16.4 million in non-accrual loans, $5.8 million are one-to-four family residential.  There were two loans past due 90 days or more totaling $4,000 that were still accruing interest at March 31, 2009.  Non-performing loans as a percentage of total loans at March 31, 2009 were 2.08%.  At December 31, 2008, there were fifty loans totaling approximately $13.1 million in non-accrual status.  Thirty-five of those loans totaling approximately $5.7 million represent one borrowing relationship. Of the remaining $7.4 million, an additional $4.5 million of loans were to land developers or residential builders.  The remaining $2.9 million of non-accrual loans were spread between commercial loans and residential investment properties.  The percentage of non-performing loans to total loans at December 31, 2008 was 1.67%.  For a more detailed discussion, see the section entitled Non-Performing Assets.

The Company has investment securities with an amortized cost of $197.0 million at March 31, 2009.  All investments are accounted for as available for sale and are presented at their fair market value of $198.0 million compared with $105.6 million at year-end 2008.    The Company’s investment securities at March 31, 2009, consist of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and marketable equity securities.  The increase during the first three months of 2009 was the net result of $99.7 million in new purchases, a $128,000 decrease in the fair value of the portfolio and $175,000 in net amortization of premiums, less $7.2 million in principal re-payments and called principal.  The Company implemented a leverage strategy to offset the impact on earnings per share anticipated as a result of having to pay dividends on the investment made by the US Treasury pursuant to the Capital Purchase Plan (CPP).  While the funds received through the CPP has been allocated for the purpose of making loans to purchasers of completed properties held in inventory by our residential construction customers, an amount equal to the CPP funds was leveraged four times and used to purchase investment securities. The additional spread earned on the strategy will offset reduction in earnings per share for common shareholders due to payment of the preferred dividend.

The Company owns $11.9 million of Federal Home Loan Bank stock at March 31, 2009 compared to $7.3 million at December 31, 2008.  The increase was required due to the increased level of borrowing necessitated by the leverage strategy discussed above.

There were $99,000 in Federal funds sold at both March 31, 2009 and December 31, 2008.  These funds are required as a compensating balance with one of our correspondent banking relationships.

Interest-earning deposits held at correspondent banks increased by approximately $24.0 million from $267,000 at December 31, 2008 to $24.2 million at March 31, 2009.  In conjunction with its actions designed to stabilize the banking industry, the Federal Reserve Bank begin to pay interest on excess funds on deposit.  This rate is 0.25% as opposed to the Fed funds rate from correspondent banks that fluctuates based on demand.  These funds were parked in overnight investments as opposed to being invested in more permanent earning assets due to the maturity of certain deposit obligations expected in early second quarter.

Non-earning and other assets increased by approximately $2.1 million between December 31, 2008 and March 31, 2009.  Bank premises and equipment increased by $1.0 million as we completed building construction and finished the build-out on a branch opened in early April 2009.  Non-interest bearing cash due from banks, the majority of which represents checks in the process of being collected through the Federal Reserve payment system, increased by $456,000.  For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows.  There was a net increase in other real estate owned of $195,000 which was comprised of a new foreclosed property of $220,000 less a write-down on an existing property of $25,000.  Additionally, The Company recorded a write-down of $188,000 on a non-marketable equity security due to other than temporarily impairment.

Total deposits increased by $16.7 million between December 31, 2008 and March 31, 2009 from $714.9 million to $731.6 million.  The largest dollar increase occurred in the time deposit category, which grew by $11.5 million or 3% to $473.1 million at March 31, 2009 from $461.6 million at year end 2008.  Interest-bearing demand deposit balances increased by $11.3 million or 26% to $53.9 million, non-interest bearing demand deposits increased by $1.0 million or 1% to $65.0 million and savings deposits increased by $559,000 or 1% to $59.4 million.   During January, we lost one account with a $14.0 million balance which contributed to a quarterly decline in money market of $7.6 million from $87.9 million to $80.3 million.

The composition of the deposit base, by category, at March 31, 2009 is as follows: 65% time deposits, 11% money market, 9% non-interest-bearing demand deposits, 8% statement savings accounts and 7% interest-bearing demand deposits.  The composition of the deposit base, by category, at December 31, 2008 was 65% time deposits, 12% money market, 9% non-interest-bearing demand deposits, 8% in statement savings and 6% in interest-bearing demand deposits.  Time deposits of $100,000 or more totaled $378.1 million at March 31, 2009 compared to $359.3 million at December 31, 2008.  The Company uses brokered certificates of deposit as an alternative funding source.  Brokered deposits represent a source of fixed rate funds priced competitively with FHLB borrowings, but do not require collateralization like FHLB borrowings.  Brokered deposits were $251.2 million at March 31, 2009 compared with $256.1 million at December 31, 2008.

The Company had total borrowings of $236.5 million at March 31, 2009 compared with $154.5 million at December 31, 2008.  The composition of borrowings at March 31, 2009 is $106.0 million in long-term advances and $114.0 million in short-term advances from the Federal Home Loan Bank of Atlanta (FHLB), $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary, $7.5 million in a subordinated term loan issued to a non-affiliated financial institution and $758,000 in federal funds purchased from a correspondent bank.  Borrowings at December 31, 2008 included $99.0 million in long-term FHLB advances, $29.0 million in short-term FHLB advances, $8.2 million in junior subordinated debt, $7.5 million in a subordinated term loan, $2.0 million outstanding on a holding company line of credit and $8.7 million in federal funds purchased.  Of the $82.0 million increase in total borrowings, $75.0 million in short-term advances were attributable to the leverage strategy previously discussed.

Accrued interest payable and other liabilities decreased by $121,000 and were $3.8 million and $3.9 million at March 31, 2000 and December 31, 2008, respectively.

Between December 31, 2008 and March 31, 2009, total stockholders’ equity increased by $25.4 million. On January 9, 2009, the Company issued $24.9 million in Fixed Rate Cumulative Perpetual Preferred Stock, Series A under the US Treasury’s Capital Purchase Program.  In addition, the Company provided warrants to purchase 833,705 shares of the Company’s common stock at an exercise price of $4.48 per share.  The warrant is immediately exercisable and expire ten years from the date of issuance.  The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter.  The preferred shares are redeemable at the option of the Company subject to regulatory approval.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008

Net Income. Net income available to common shareholders for the three-month period ended March 31, 2009 was $443,000 or $0.05 per diluted share compared with $1.0 million or $0.10 per diluted share for the three-month period ended March 31, 2008.  Net income before the preferred dividend was $611,000.  Annualized return on average assets and equity for the current period were 0.24% and 2.08%, respectively, compared with 0.47% and 3.97% for the prior period.  Despite significant balance sheet growth over the past 12 months, the performance ratios have been impacted by net interest margin compression and increases in both loan loss provision and non-interest expenses.

Net Interest Income.  Net interest income increased by almost $707,000 or 11% from $6.5 million to $7.2 million for the three-month period ended March 31, 2009.  Total interest income benefited from a higher volume of earning assets despite a lower yield earned on those assets. Total interest expense from deposits and other borrowings decreased despite the higher volume of interest-bearing liabilities due to the steady repricing of fixed rated time deposits and borrowings in response to the 400 basis point drop in short-term interest rates during 2008.  The decline in short-term rates over the past twelve months resulted in the contraction of the net interest margin.  Lower margins and the overhead costs associated with branch expansion and personnel growth led to a decline in earnings.

Total average earning assets increased by more than $183.8 million or 23% from an average of $802.0 million for the prior year three-month period to an average of $985.8 million for the three-month period ended March 31, 2009. The average balance of loans outstanding increased by $92.1 million to $788.8 million at March 31, 2009, a 13% increase over the $696.7 million of average outstanding loans for the prior period.  The average balance of the investment securities portfolio for the current period was $191.9 million, increasing by $92.1 million or 92% compared to an average of $99.8 million at March 31, 2008.  The significant increase in average balances for investment securities was due to the leverage strategy previously discussed. The average balance of federal funds sold and other earning assets decreased from $5.5 million for the prior three-month period to $5.0 million for the current period.

Average interest-bearing liabilities increased by $170.5 million or 24% from $701.5 million for the quarter ended March 31, 2008 to $872.0 million for the current quarter.  The total increase is comprised of a $77.4 million increase in interest bearing deposits and a $93.1 million increase in borrowed funds.   Time deposits experienced the largest increase of the interest-bearing deposit group increasing $82.0 million to $461.5 million during the current year period compared to $379.5 million for the prior period.  Short-term borrowings increased by $93.2 million from $13.1 million to $106.3 million due to the leverage strategy discussed earlier.

Total interest income increased by $356,000 million or 3%.  The increase is comprised of $2.5 million due to the growth in total average earning assets and a $2.1 million decrease due to lower yields realized on earning assets.  Total interest expense for the current period declined by $351,000.  The decrease is the net result of a $1.4 million increase due to growth in interest-bearing funds and a $1.8 million decrease due to the lower interest rate environment.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets.  The net interest margin for the three-month period ended March 31, 2009 was 2.98% compared to 3.27% for the three-month period ended March 31, 2008.  The average yield on earning assets for the current three-month period declined 109 basis points to 5.79% compared with 6.88% for the prior year period, while the average cost of interest-bearing funds decreased by 95 basis points to 3.18% from 4.13%.  The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing liabilities, decreased by 14 basis points from 2.75% for the quarter ended March 31, 2008 to 2.61% for the quarter ended March 31, 2009.  The percentage of interest earning assets to average interest-bearing liabilities declined to 113.04% from 114.32%.

Between September 1, 2007 and December 17, 2008, the Federal Reserve (the “Fed”) reduced short-term interest rates ten times for a total of 500 basis points.  Prior to September 2007, rates had been stable since July 2006.  The Fed’s rate reductions were more pronounced than the “measured” 25 basis point increments used when increasing the Federal funds rate from 1% to 5.25% back in 2004 to 2005 and have been directed toward addressing the poor economic conditions being experienced throughout the country.

Approximately 49% of the Company’s loan portfolio has variable rate pricing based on the Prime lending rate or LIBOR (London Inter Bank Offering Rate).  As short-term rates have fallen, variable rate loans have repriced downward resulting in a lower yield on average earning assets.  The Company has shifted its strategic focus from a growth orientation to a more performance-related orientation.  While loan demand remains good, we are being more disciplined with our loan pricing and as a result, the loan portfolio growth will not match the prior growth rates in the foreseeable future.  This should result in better yields on earning assets and less reliance on supporting that growth with wholesale forms of funding.  While we attempt to focus on local market relationships, we will not lose sight that, from time to time, wholesale forms of funding make more sense from an economic standpoint.

Many economists believe that we will continue to be in a stable rate environment for some extended period of time.  The Company expects that net interest margin will continue to expand in the coming months as approximately 57% of our time deposit portfolio carrying a weighted average rate of 3.69% matures and is subject to being renewed at lower rates.  We believe there is very little probability that rates will fall further.  In the spring of 2008, we began to implement interest rate floors on many of our new and renewing variable rate loans.  Short-term interest rates must increase by 250 to 300 basis points before the calculated rate of the variable loans surpasses the current floor.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended March 31, 2009 was $1.7 million compared to $806,000 for the prior year period.  Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.”  The increase in the loan loss provision is primarily due to continuing credit quality issues resulting from the current economic conditions in our markets. The allowance for loan losses was $13.9 million at March 31, 2009, representing 1.76% of total outstanding loans.  See the sections on Nonperforming Assets and Analysis of Allowance for Loan Losses for additional details.

Non-Interest Income. For the three-month period ended March 31, 2009, non-interest income decreased by $46,000 to $763,000 compared to $809,000 for the same period in 2008.

The Company recorded increases of $125,000 in brokered mortgage loan origination fees, $109,000 in earnings on life insurance and $6,000 in customer service fees and service charges on deposit accounts.  Other non-interest income fell by $80,000 due primarily to $72,000 of non-recurring income recorded in the first quarter of 2008 related to a recovery of a previously charged-off deposit account.  Due to the volatility in the stock market, revenue from brokerage referrals declined by $15,000.  For the quarter ended March 31, 2009, the Company recorded a $25,500 write-down of other real estate owned and a $188,000 loss on the impairment of a non-marketable equity security.

Non-Interest Expenses. Non-interest expenses were $5.6 million for the three-month period ended March 31, 2009 compared with $5.0 million for the same period ended March 31, 2008.  The major categories of non-interest expense experiencing increases include personnel, occupancy, data processing and FDIC deposit insurance assessments.

The largest component of non-interest expense for the current period was personnel expense.  Salaries and benefits expense increased by $167,000 or 6% to $3.0 million for the current year period compared to $2.8 million for the same period in the prior year.  We have added personnel for one branch office opened on March 31, 2008 and hired additional people in several operational support departments.

Occupancy and equipment expenses increased by $88,000 or 13% from $663,000 for the three-month period ended March 31, 2008 to $751,000 for the current year period.   Data processing expenses increased by $178,000 or 66% from $271,000 to $449,000.  During the first quarter of 2009, the Company converted all core and ancillary data processing systems to a new provider.  The non-recurring, one-time costs associated with the conversion were approximately $235,000 of which $156,000 was recorded in data processing, $40,000 was consulting, $26,000 was printing and postage for various communications to customers and $13,000 was employee travel and training expense.  The after-tax impact of the conversion was approximately $144,000. Deposit insurance assessments from the Federal Deposit Insurance Corporation increased by $153,000 or 159% over insurance expense for the prior year.

Other non-interest expenses increased by $138,000 to $1.4 million for the first quarter of 2009 compared with $1.3 million for the prior year quarter.  The $153,000 increase of FDIC deposit insurance premiums discussed above is included in other non-interest expenses on the face of the income statement.  The remainder of other non-interest expenses, the largest of which include professional fees and services, office supplies and printing, advertising, and loan related fees, declined by $15,000.  Management will continue to emphasize cost control over non-interest expenses.

Provision for Income Taxes. The Company recorded income tax expense of $94,000 for the three-months ended March 31, 2009 compared with $505,000 for the prior year period.  The effective tax rate for the three-month period ended March 31, 2009 was 13% compared with 34% for the prior year period.  The decrease in the effective tax rate is attributable to the larger percentage of income coming from tax exempt sources.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company's assets and liabilities for the three-month periods ended March 31, 2009 and 2008. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance.  For purposes of the analysis, Federal Home Loan Bank stock is included in Investment Securities totals.

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

	For the Three Months Ended March 31,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Interest-earnings assets
Loan portfolio	$788,810	$12,077	6.21%	$696,751	$12,472	7.20%
Investment securities	191,909	1,999	4.17%	99,768	1,206	4.84%
Fed funds and other interest-earning assets	5,036	2	0.16%	5,479	44	3.23%
Total interest-earning assets	985,755	14,078	5.79%	801,998	13,722	6.88%
Noninterest-earning assets	67,692			63,016
Total Assets	$1,053,447			$865,014

Interest-bearing liabilities
Interest-bearing NOW	$42,771	96	0.91%	$32,973	21	0.26%
Money market and savings	140,333	495	1.43%	154,726	1,086	2.82%
Time deposits	461,539	4,652	4.09%	379,526	4,602	4.88%
Short-term borrowings	106,254	463	1.74%	13,067	117	3.58%
Long-term borrowings	121,159	1,141	3.77%	121,248	1,372	4.53%
Total interest-bearing liabilities	872,056	6,847	3.18%	701,540	7,198	4.13%
Noninterest-bearing deposits	59,229			67,080
Other liabilities	3,092			3,202
Total Liabilities	934,377			771,822
Stockholders' Equity	119,070			93,192
Total Liabilities & Stockholders' Equity	$1,053,447			$865,014

Net interest income		$7,231			$6,524
Interest rate spread			2.61%			2.75%
Net interest-margin			2.98%			3.27%

Percentage of average interest-earning assets to average interest-bearing liabilities			113.04%			114.32%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2009 and 2008.  The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns).  The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated proportionately to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis
	Three Months Ended March 31,
	2009 vs. 2008
	(in Thousands)
	Increase (Decrease) Due to

	Volume	Rate	Total
Interest Income
Loan portfolio	$1,470	$(1,865)	$(395)
Investment Securities	1,028	(235)	793
Fed funds and other interest-earning assets	(2)	(40)	(42)
Total interest-earning assets	2,496	(2,140)	356

Interest Expense
Interest-bearing NOW	14	61	75
Money market and savings	(80)	(511)	(591)
Time deposits	888	(837)	51
Short-term borrowings	614	(268)	346
Long-term debt	(3)	(229)	(232)
Total interest-bearing liabilities	1,433	(1,784)	(351)

Net interest income	$1,063	$(356)	$707

NONPERFORMING ASSETS

The table below sets forth, for the periods indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At March 31,		At December 31,
	2009	2008	2008	2007
	(Dollars in thousands)

Nonaccrual loans	$16,421	$257	$13,094	$2,726
Restructured loans	89	-	-	-

Total nonperforming loans	16,510	257	13,094	2,726

Real estate owned	1,911	2,320	1,716	272
Repossessed assets	-	10	-	-

Total nonperforming assets	$18,421	$2,587	$14,810	$2,998
Accruing loans past due 90 days or more	$4	$-	$-	$-
Allowance for loan losses	13,855	8,425	12,585	8,273
Nonperforming loans to period end loans	2.08%	0.04%	1.53%	0.40%
Allowance for loan losses to period end loans	1.76%	1.19%	1.60%	1.22%
Allowance for loan losses to nonperforming loans	84.37%	3,276.23%	96.12%	303.45%
Nonperforming assets to total assets	1.68%	0.29%	1.67%	0.36%

Nonperforming assets and loans past due 90 days or more to total assets	1.68%	0.29%	1.67%	0.36%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis.  We account for loans on a nonaccrual basis when we have serious doubts about the collectability of principal or interest.  Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days.  We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement.  Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.  Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition.  We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur.  Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms.  These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses.  At March 31, 2009, we identified thirty-one loans totaling $8.1 million as potential problems loans.  Of the $8.1 million in potential problem loans, $4.9 million are concentrated in the residential construction and land acquisition and development sectors.

There were nine foreclosed properties valued at a total of $1.9 million and fifty-six nonaccrual loans totaling $16.4 million.  Foreclosed property is valued at the lower of appraised value or the outstanding loan balance. Interest foregone on nonaccrual loans for the three-month period ended March 31, 2009 was $297,000.

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

Management has developed a model for evaluating the adequacy of the allowance for loan losses.  The model uses the Company’s internal loan grading system to segment each category of loans by risk class. The Company’s internal grading system is compromised of nine different risk classifications.  Loans possessing a risk class of 1 through 6 demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan.  Loans possessing a risk class of 7 to 9 are considered impaired and are individually evaluated for impairment.  Additionally, we are evaluating loans that migrate to a risk class 6 status and provide for possible losses if the loan is unsecured or secured by a General Security Agreement on business assets.

Using the various evaluation factors mentioned above, management predetermined allowance percentages for all risk classes 1 through 6 for each loan category.  The total aggregate balance of loans in the group is multiplied by the associated allowance percentage to determine an adequate level of allowance for loan losses for unimpaired loans.  Those loans that are identified through the Company’s internal loan grading system as impaired are evaluated individually in accordance SFAS 114.  Each loan is analyzed to determine the net value of collateral, probability of charge-off and finally a potential estimate of loss.  Loans meeting the criteria for individual evaluation are specifically reserved for based on management’s analysis.

Using the data gathered during the monthly evaluation process, the model calculates an acceptable range for allowance for loan losses.  Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses within that range.

The provision for the first quarter of 2009 was primarily the result of credit quality deterioration due to the current economic conditions in our markets.  The sectors of the loan portfolio being impacted most by the economic climate are residential construction and land acquisition and development. Other factors influencing the provision include net loan charge-offs.  For the three-month period ended March 31, 2009, there were net loan charge-offs of $427,000 compared with $654,000 at March 31, 2008.  The allowance for loan losses at March 31, 2009 was $13.9 million, which represents 1.76% of total loans outstanding compared to $8.4 million or 1.19% as of March 31, 2008.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.  The changes in percentage of total loans reflects the reclassifications of loans during the conversion previously discussed.

	At March 31,		At December 31,
	2009		2008
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)

Residential real estate loans	$503	11.85%	$103	2.43%
Home equity loans and lines	682	8.24%	469	6.91%
Commercial mortgage loans	5,466	39.84%	6,003	59.82%
Construction loans	4,736	29.21%	3,694	20.47%
Commercial and industrial loans	2,110	10.27%	1,953	9.68%
Loans to individuals	358	0.59%	363	0.69%

Total allowance	$13,855	100.00%	$12,585	100.00%

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Three-Month Period Ended March 31,
	2009	2008
	(Dollars in thousands)

Balance at the beginning of the year	$12,585	$8,273
Charge-offs:
Commercial and industrial loans	363	-
Commercial real estate loans	-	91
Construction, acquisition and development	39	564
Residential mortgage loans	47	-
Consumer loans	1	-

Total charge-offs	450	655

Recoveries
Commercial and industrial loans	23	-
Consumer loans	-	1

Total recoveries	23	1

Net charge-offs	427	654

Provision for loan losses	1,697	806

Balance at the end of the period	$13,855	$8,425

Total loans outstanding at period-end	$787,657	$710,545

Average loans outstanding for the period	$788,810	$696,751

Allowance for loan losses to total loans outstanding	1.76%	1.19%

Annualized ratio of net charge-offs to average loans outstanding	0.22%	0.38%

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

As of March 31, 2009, liquid assets (cash and due from banks, interest-earning deposits with banks and investment securities available for sale) were approximately $232.7 million, which represents 21% of total assets and 32% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $609.1 million of which $220.8 million is outstanding at March 31, 2009.  At March 31, 2009, outstanding commitments for undisbursed lines of credit, letters of credit and undisbursed investment commitments amounted to approximately $142.5 million.  Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings.  Certificates of deposit represented 65% of the Company’s total deposits at both March 31, 2009 and December 31, 2008. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 49% and 50% of the Company’s total deposits at March 31, 2009 and December 31, 2008, respectively.  While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent Financial Corporation must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At March 31, 2009, the Company’s equity to asset ratio is 11.03%.  The Company’s ratios of Tier 1 capital to risk-weighted assets and total capital to risk-based assets are 10.35% and 13.45%, respectively.  The bank subsidiary is required to maintain capital adequacy ratios.  Crescent State Bank has Tier I capital to risk-weighted assets and total capital to risk-based assets ratios of 10.09% and 12.22%, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest earning assets and interest bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest earning assets and liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2008.

Item 4T. Controls and Procedures

Crescent Financial Corporation’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2009, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Company’s internal controls during the quarter ended March 31, 2009 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.
None that are material.

Item 1a.	Risk Factors.
Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Debt.
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits

(a) Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION

Date:	May 14, 2009	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

Date:	May 14, 2009	By:	/s/ Bruce W. Elder
Bruce W. Elder
Principal Financial Officer