Form 10-Q
period 2009-06-30
CRESCENT FINANCIAL CORP
filed 2009-08-14
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Common Stock, $1.00 par value 9,626,559 shares outstanding as of August 12, 2009.

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31,
	(Unaudited)	2008*
ASSETS

Cash and due from banks	$10,394,174	$9,917,277
Interest-earning deposits with banks	3,207,297	266,512
Federal funds sold	15,285,000	99,000
Investment securities available for sale, at fair value	193,763,988	105,648,618
Loans	775,301,424	785,377,283
Allowance for loan losses	(13,144,000)	(12,585,000)
NET LOANS	762,157,424	772,792,283
Accrued interest receivable	4,346,567	3,341,258
Federal Home Loan Bank stock, at cost	11,776,500	7,264,000
Bank premises and equipment, net	12,006,782	10,845,049
Investment in life insurance	17,229,284	16,811,918
Goodwill	30,233,049	30,233,049
Other assets	12,956,980	11,091,784

TOTAL ASSETS	$1,073,357,045	$968,310,748
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$67,371,286	$63,945,717
Savings	58,150,479	58,833,876
Money market and NOW	136,644,058	130,542,569
Time	444,536,803	461,560,593
TOTAL DEPOSITS	706,702,626	714,882,755

Short-term borrowings	128,000,000	37,706,000
Long-term borrowings	113,748,000	116,748,000
Accrued expenses and other liabilities	3,679,506	3,882,385

TOTAL LIABILITIES	952,130,132	873,219,140
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, 24,900 shares issued and outstanding on June 30, 2009	22,686,747	-
Common stock, $1 par value, 20,000,000 shares authorized; 9,626,559 shares outstanding June 30, 2009 and
December 31, 2008	9,626,559	9,626,559
Common stock warrant	2,367,368	-
Additional paid-in capital	74,438,821	74,349,299
Retained earnings	11,083,480	10,488,628
Accumulated other comprehensive income	1,023,938	627,122

TOTAL STOCKHOLDERS’ EQUITY	121,226,913	95,091,608
COMMITMENTS (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,073,357,045	$968,310,748

* Derived from audited consolidated financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Six Month Periods Ended June 30, 2009 and 2008

	Three-month Periods		Six-month Periods
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

INTEREST INCOME
Loans	$12,025,703	$11,935,814	$24,102,761	$24,407,406
Investment securities available for sale	2,053,349	1,227,001	4,052,371	2,433,443
Federal funds sold and interest-bearing deposits	5,298	14,573	7,335	58,207

TOTAL INTEREST INCOME	14,084,350	13,177,388	28,162,467	26,899,056

INTEREST EXPENSE
Deposits	5,068,731	5,502,419	10,311,667	11,211,278
Short-term borrowings	506,277	90,924	969,610	207,603
Long-term borrowings	1,240,650	1,292,320	2,381,108	2,664,494

TOTAL INTEREST EXPENSE	6,815,658	6,885,663	13,662,385	14,083,375

NET INTEREST INCOME	7,268,692	6,291,725	14,500,082	12,815,681
PROVISION FOR LOAN LOSSES	1,132,295	459,311	2,828,979	1,265,707

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,136,397	5,832,414	11,671,103	11,549,974

NON-INTEREST INCOME
Mortgage loan origination revenue	215,364	150,701	511,836	322,609
Fees on deposit accounts	395,708	381,485	783,711	763,155
Earnings on life insurance	227,673	143,738	435,128	242,470
Gain (loss) on disposal of assets	-	914	(500)	823
Gain on sale of available for sale securities	-	15,535	-	15,535
Loss on impairment of nonmarketable equity security	(218,762)	-	(406,802)	-
Other	132,414	188,648	217,200	353,934

TOTAL NON-INTEREST INCOME	752,397	881,021	1,540,573	1,698,526

NON-INTEREST EXPENSE
Salaries and employee benefits	3,017,328	2,917,199	5,988,426	5,721,328
Occupancy and equipment	904,160	655,895	1,655,120	1,318,611
Data processing	302,159	260,900	751,659	531,993
FDIC deposit insurance premium	772,868	96,561	1,021,588	192,468
Other	1,298,944	1,226,301	2,496,466	2,422,589

TOTAL NON-INTEREST EXPENSE	6,295,459	5,156,856	11,913,259	10,186,989

INCOME BEFORE INCOME TAXES	593,335	1,556,579	1,298,417	3,061,511

INCOME TAXES	19,600	525,900	113,700	1,030,500

NET INCOME	573,735	1,030,679	1,184,717	2,031,011

Effective dividend on preferred stock (Note E)	421,760	-	589,865	-

Net income available to common shareholders	$151,975	$1,030,679	$594,852	$2,031,011

NET INCOME PER COMMON SHARE
Basic	$.02	$.11	$.06	$.22
Diluted	$.02	$.11	$.06	$.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note C)
Basic	9,569,290	9,467,294	9,569,290	9,442,494
Diluted	9,599,466	9,618,744	9,583,903	9,638,509

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Three and Six Month Periods Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$573,735	$1,030,679	$1,184,717	$2,031,011

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	877,459	(1,428,867)	797,051	(409,544)
Tax effect	(338,295)	550,885	(307,294)	157,896
Reclassification of (gains) losses recognized in net income	-	(15,535)	-	(15,535)
Tax effect	-	5,989	-	5,989
Net of tax amount	539,164	(887,527)	489,757	(261,194)
Cash flow hedging activities:
Unrealized holding loss on cash flow hedging activities	(151,941)	-	(151,941)	-
Tax effect	59,000	-	59,000	-
Net of tax amount	(92,941)	-	(92,941)	-

Total other comprehensive income (loss)	446,223	(887,527)	396,816	(261,194)

COMPREHENSIVE INCOME	$1,019,958	$143,152	$1,581,533	$1,769,817

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

								Accumulated
					Common	Additional		other	Total
	Preferred stock		Common stock		stock	paid-in	Retained	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	warrant	capital	earnings	income	equity

Balance at December 31, 2008	-	$-	9,626,559	$9,626,559	$-	$74,349,299	$10,488,628	$627,122	$95,091,608

Net income	-	-	-	-	-	-	1,184,717	-	1,184,717

Other comprehensive income	-	-	-	-	-	-	-	396,816	396,816

Expense recognized in connection with stock options and restricted stock	-	-	-	-	-	89,522	-	-	89,522

Preferred stock transaction:
Issuance of preferred stock	24,900,000	24,900,000	-	-	-	-	-	-	24,900,000

Discount on preferred stock	-	(2,367,368)	-	-	2,367,368	-	-	-	-

Accretion of discount	-	154,115	-	-	-	-	(154,115)	-	-
Preferred stock dividend	-	-	-	-	-	-	(435,750)	-	(435,750)

Balance at June 30, 2009	24,900,000	$22,686,747	9,626,559	$9,626,559	$2,367,368	$74,438,821	$11,083,480	$1,023,938	$121,226,913

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended June 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,184,717	$2,031,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	431,904	378,293
Provision for loan losses	2,828,979	1,265,707
Amortization of core deposit premium	66,675	66,675
Deferred income taxes	(541,188)	(201,000)
Loss on impairment of nonmarketable equity security	406,802	-
Gain on sale of available of sale securities	-	(15,535)
Loss on disposal of other real estate owned	40,272	72,854
(Gain) loss on disposal of assets	500	(823)
Net amortization (accretion) of premiums/discounts on securities	457,492	(49,958)
Accretion of loan discount	(146,607)	(219,910)
Amortization of deposit premium	54,865	92,775
Net increase in cash value of life insurance	(417,366)	(219,801)
Stock based compensation	89,523	104,795
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,005,309)	656,500
(Increase) decrease in other assets	580,209	(1,216,694)
Decrease in accrued interest payable	(351,517)	(59,370)
Increase (decrease) in other liabilities	55,698	162,655
TOTAL ADJUSTMENTS	2,550,932	817,163
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,735,649	2,848,174

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(107,377,651)	(15,382,351)
Principal repayments of investment securities available for sale	19,601,789	8,258,961
Proceeds from sale of securities available for sale	-	1,543,197
Purchase of Federal Home Loan Bank stock	(4,512,500)	(923,300)
Proceeds from disposal of foreclosed real estate	2,759,260	564,290
Net (increase) decrease in loans	2,468,017	(68,995,890)
Investment in life insurance	-	(7,000,000)
Purchases of bank premises and equipment	(1,594,138)	(2,511,535)

NET CASH USED BY INVESTING ACTIVITIES	(88,655,223)	(84,446,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits:
Demand	3,425,569	(5,061,540)
Savings	(683,397)	(33,925,833)
Money market and NOW	6,101,489	47,957,698
Time deposits	(17,078,655)	39,184,256
Net increase in short-term borrowings	90,294,000	17,139,000
Net increase (decrease) in long-term borrowings	(3,000,000)	17,000,000
Proceeds from stock options exercised	-	584,334
Proceeds from issuance of preferred stock	24,900,000	-
Dividends paid on preferred stock	(435,750)	-
Excess tax benefits from stock options exercised	-	87,400
NET CASH PROVIDED BY FINANCING ACTIVITIES	103,523,256	82,965,315
NET INCREASE IN CASH AND CASH EQUIVALENTS	18,603,682	1,366,861
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,282,789	12,356,404
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,886,471	$13,723,265

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION
In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six-month periods ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”, “we”, “our”) and its wholly owned subsidiary, Crescent State Bank (the “Bank”).  All significant inter-company transactions and balances are eliminated in consolidation.  Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2008 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

Subsequent events have been evaluated through August 14, 2009, which is the date of financial statement issuance.

Prior period amounts may have been reclassified for proper presentation.  The Company reclassified $64,000 and $73,000 of net losses on the sale of other real estate owned for the three and six month periods ended June 30, 2008, respectively, from non-interest income to non-interest expense.

NOTE B - COMMITMENTS
At June 30, 2009, commitments are as follows:

Undisbursed lines of credit	$141,259,000
Stand-by letters of credit	3,777,000
Undisbursed commitment to purchase additional investment in Small Business Investment Corporation	363,000

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average number of shares used in computing basic net income per share	9,569,290	9,467,294	9,569,290	9,442,484
Effect of dilutive stock options	30,176	51,450	14,613	196,025

Weighted average number of shares used in computing diluted net income per share	9,599,466	9,618,744	9,583,903	9,638,509

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE C - PER SHARE RESULTS (Continued)
Options and warrants to purchase shares that have been excluded from the determination of diluted earnings per share because they were antidilutive (the exercise price is higher than the average current market price for the period) amount to 1,122,082 and 67,029 shares for the three-month periods ended June 30, 2009 and 2008, respectively, and 1,249,606 and 65,720 shares for the six-month periods ended June 30, 2009 and 2008, respectively.

NOTE D - INVESTMENT SECURITIES
The following is a summary of the securities portfolios by major classification.  All mortgage-backed securities and collateralized mortgage obligations represent securities issued by a government sponsored enterprise (i.e. Government National Mortgage Association, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association) where the underlying collateral consists of conforming residential home mortgage loans.

	June 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$15,610,895	$222,017	$227,469	$15,605,443
Mortgage-backed	72,678,577	1,413,858	88,639	74,003,796
Collateralized mortgage obligations	63,239,061	1,198,872	42,110	64,395,823
Municipals	39,835,674	388,444	833,441	39,390,677
Other equity securities	582,240	-	213,991	368,249

	$191,946,447	$3,223,191	$1,405,650	$193,763,988

	December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$10,664,833	$169,315	$2,313	$10,831,835
Mortgage-backed	67,308,567	1,707,655	39,863	68,976,359
Municipals	26,089,420	177,788	917,537	25,349,671
Other equity securities	565,255	4,989	79,491	490,753

	$104,628,075	$2,059,747	$1,039,204	$105,648,618

Proceeds from sales of available for sale securities in 2008 totaled $1,543,197 resulting in gross gains of $15,535 and no losses.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)
The following tables show investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008. The June 30, 2009 unrealized losses on investment securities relate to one U.S. Government agency security, ten municipal securities and one marketable equity security. The December 31, 2008 unrealized losses on investment securities relate to two U.S. Government agency securities, nine mortgage-backed securities, twenty-six municipal securities and one marketable equity security. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased.  The unrealized losses will reverse at maturity or prior to maturity if market interest rates decline to levels that existed when the securities were purchased.  Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

	June 30, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$6,580,081	$226,812	$306,478	$657	$6,886,559	$227,469
Mortgage-backed	11,434,985	88,639	-	-	11,434,985	88,639
Collateralized mortgage
Obligations	8,281,389	42,110	-	-	8,281,389	42,110
Municipals	16,730,334	411,230	5,430,136	422,211	22,160,470	833,441
Marketable equity	137,903	141,495	230,346	72,496	368,249	213,991

Total temporarily impaired securities	$43,164,692	$910,286	$5,966,960	$495,364	$49,131,652	$1,405,650

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$972,624	$2,313	$-	$-	$972,624	$2,313
Mortgage-backed	1,768,974	22,558	1,097,179	17,305	2,866,153	39,863
Collateralized mortgage
Obligations	-	-	-	-	-	-
Municipals	13,246,896	755,550	986,586	161,987	14,233,482	917,537
Marketable equity	-	-	206,366	79,491	206,366	79,491

Total temporarily impaired securities	$15,988,494	$780,421	$2,290,131	$258,783	$18,278,625	$1,039,204

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)
At June 30, 2009 and December 31, 2008, investment securities with a carrying value of $145,661,970 and $63,602,694, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale at June 30, 2009 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Amortized	Fair
	cost	value

Due within one year	$34,306,068	$34,953,112
Due after one year through five years	99,241,125	100,688,027
Due after five years through ten years	36,262,067	36,419,215
Due after ten years	21,554,947	21,335,385
Other equity securities	582,240	368,249

	$191,946,447	$193,763,988

At June 30, 2009, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company is $11.8 million.  On March 25, 2009 and May 8, 2009, FHLB announced that it would not pay a dividend for the fourth quarter of 2008 or first quarter of 2009, respectively, reflecting a conservative financial management approach in light of continued volatility in the financial markets.  On February 27, 2009, FHLB announced that it would increase the Subclass B1 membership stock requirement cap from $25 million to $26 million and approve excess activity-based stock repurchases on a quarterly review cycle instead of daily in order to facilitate capital management.  Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of June 30, 2009 or December 31, 2008.  Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Company.

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments, currently in the form of interest rate swaps, to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate, and market or liquidity risks. Derivative instruments are recognized as either assets or liabilities in the accompanying financial statements and are measured at fair value. Subsequent changes in the derivatives’ fair values are recognized in earnings unless specific hedge accounting criteria are met.

Crescent has established objectives and strategies that include interest-rate risk parameters for maximum fluctuations in net interest income and market value of portfolio equity. Interest rate risk is monitored via simulation modeling reports. The goal of the Company’s asset/liability management efforts is to maintain profitable financial leverage within established risk parameters. Crescent has entered into several financial arrangements using derivatives during 2009 to add stability to interest income and to manage its exposure to interest rate movements.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
Cash Flow Hedges
Through a special purpose entity (see Note G of Item 8 in Crescent’s 2008 Form 10-K) the Company issued trust preferred debentures in 2003.  In 2007, the Company entered into a subordinated term loan agreement with a non-affiliated financial institution.  These instruments, as more fully described in the Note G of Item 8 in the Company’s 2008 Form 10-K, were issued as part of its capital management strategy. These instruments are variable rate and expose the Company to interest rate risk caused by the variability of expected future interest expense attributable to changes in 3-month LIBOR. To mitigate this exposure to fluctuations in cash flows resulting from changes in interest rates, the Company entered into four pay-fixed interest rate swap agreements in June 2009.

Based on the evaluation performed at inception and through the current date, these derivative instruments qualify for cash flow hedge accounting. Therefore, the cumulative change in fair value of the interest rate swaps, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged trust preferred debenture and subordinated term loan, will be deferred and reported as a component of other comprehensive income (OCI). Any hedge ineffectiveness will be charged to current earnings.

Since the floating index and reset dates are based on identical terms, management believes that the hedge relationship of the cumulative changes in expected future cash flows from the interest rate swaps and the cumulative changes in expected interest cash flows from the trust- preferred debentures and subordinated term loan agreement will be highly effective. For the three and six months ended June 30, 2009, management has determined that there is no hedge ineffectiveness.

The notional amount of the debt obligations being hedged was $15.5 million and the fair value of the interest rate swap liability, which is recorded in accrued expenses and other liabilities at June 30, 2009, was an unrealized loss of $151,941.

The following table discloses the location and fair value amounts of derivative instruments designated as hedging instruments under SFAS No. 133 in the consolidated balance sheets.

	June 30, 2009
			Estimated Fair
	Balance Sheet	Notional	Value of
	Location	Asset(Liability)	Amount

Trust preferred securities:
Interest rate swap	Other liabilities	$4,000,000	$(31,951)
Interest rate swap	Other liabilities	4,000,000	(44,931)

Subordinated term loan agreements:
Interest rate swap	Other liabilities	3,750,000	(43,777)
Interest rate swap	Other liabilities	3,750,000	(31,282)
		$15,500,000	$(151,941)

See Note F for additional information.

The following table discloses activity in accumulated other comprehensive income related to the interest rate swaps during the six month period ended June 30, 2009.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
June 30, 2009

Accumulated other comprehensive income resulting from interest rate swaps as of January 1	$-
Other comprehensive loss recognized during six month period ended June 30	(92,941)
Accumulated other comprehensive income resulting from interest rate swaps as of June 30	$(92,941)

The Company monitors the credit risk of the interest rate swap counterparty.

NOTE F - FAIR VALUE MEASUREMENT
Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. See Note G for discussion concerning new guidance for transactions that are not orderly. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the assets or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction and the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market. In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy.

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of June 30, 2009, the Company carried certain marketable equity securities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of June 30, 2009, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale, impaired loans secured by real estate and derivative liabilities.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of June 30, 2009, while the Company did not carry any financial assets or liabilities, measured on a recurring basis, at fair value hierarchy Level 3, the Company did value certain financial assets, measured on a non-recurring basis, at fair value hierarchy Level 3.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - FAIR VALUE MEASUREMENT (Continued)
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

Derivative Liabilities
Derivative instruments at June 30, 2009 include interest rate swaps and are valued using models developed by third-party providers. This type of derivative is classified as Level 2 within the valuation hierarchy.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value on a Nonrecurring Basis.  The Company measures certain assets and liabilities at fair value on a nonrecurring basis, as described below.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan or asset as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan or asset as nonrecurring Level 3.   There were $31.7 million in impaired loans at June 30, 2009, of which $16.1 million in loans showed impairment and had a specific reserve of $4.8 million.  Impaired loans totaled $16.7 million at December 31, 2008.  Of such loans, $11.6 million had specific loss allowances aggregating $4.1 million at that date.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - FAIR VALUE MEASUREMENT (Continued)
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

Below is a table that presents information about assets measured at fair value at June 30, 2009 and December 31, 2008:

			Fair Value Measurements at
			June 30, 2009, Using
	Total Carrying
	Amount in The		Quoted Prices	Significant
	Consolidated	Assets/(Liabilities)	in Active	Other	Significant
	Balance	Measured at	Markets for	Observable	Unobservable
	Sheet	Fair Value	Identical Assets	Inputs	Inputs
Description	6/30/2009	6/30/2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. Government obligations and agency	$15,605,443	$15,605,443	$-	$15,605,443	$-
Mortgage-backed	74,003,796	74,003,796	-	74,003,796	-
Collateralized mortgage obligations	64,395,823	64,395,823	-	64,395,823	-
Municipals	39,390,677	39,390,677	-	39,390,677	-
Marketable equity	368,249	368,249	368,249	-	-

Foreclosed real estate	4,401,154	4,401,154	-	-	4,401,154
Impaired loans	11,346,473	11,346,473	-	11,023,063	323,410
Derivative liabilities	(151,941)	(151,941)	-	(151,941)	-

			Fair Value Measurements at
			December 31, 2008, Using
	Total Carrying
	Amount in The		Quoted Prices	Significant
	Consolidated	Assets/(Liabilities)	in Active	Other	Significant
	Balance	Measured at	Markets for	Observable	Unobservable
	Sheet	Fair Value	Identical Assets	Inputs	Inputs
Description	12/31/2008	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$105,648,618	$105,648,618	$490,753	$105,157,865	$-
Foreclosed real estate	1,716,207	1,716,207	-	-	1,716,207
Impaired loans	7,556,644	7,556,644	-	6,787,739	768,905

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - FAIR VALUE MEASUREMENT (Continued)
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments on an interim basis, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107, Disclosures About Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In addition to the valuation methods previously described for investments available for sale and derivative assets and liabilities, the following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents
The carrying amounts for cash and cash equivalents approximate fair value because of the short maturities of those instruments.

Investment Securities
Fair value for investment securities equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans
For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Additional adjustments are estimated by applying a reasonable discount to reflect the current market for and illiquid nature of bank loan portfolios.

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

NOTE F - FAIR VALUE MEASUREMENT (Continued)
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

Derivative financial instruments
Fair values for interest rate swaps are based upon the estimated amounts required to settle the contracts.

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$28,886,471	$28,886,471	$10,282,789	$10,282,789
Investment securities	193,763,988	193,763,988	105,648,618	105,648,618
FHLB stock	11,776,500	11,776,500	7,264,000	7,264,000
Loans, net	762,157,425	743,495,000	772,792,283	784,667,000
Investment in life insurance	17,229,284	17,229,284	16,811,918	16,811,918
Accrued interest receivable	4,346,567	4,346,567	3,341,258	3,341,258

Financial liabilities:
Deposits	706,702,626	716,728,000	714,882,755	718,590,000
Short-term borrowings	128,000,000	128,917,000	37,706,000	39,925,000
Long-term borrowings	113,748,000	107,348,000	116,748,000	121,748,000
Interest rate swaps	151,941	151,941	-	-
Accrued interest payable	1,606,827	1,606,827	1,958,344	1,958,344

NOTE G - CUMULATIVE PERPETUAL PREFERRED STOCK
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

Based on a Black-Scholes options pricing model, the common stock warrants have been assigned a fair value of $2.28 per share or $2.4 million in the aggregate as of January 9, 2009.  Based on relative fair value, $2.4 million has been recorded as the discount on the preferred stock and will be accreted as a reduction in net income available for common shareholders over the next five years at approximately $0.5 million per year.  Correspondingly, $22.5 million was initially assigned to the preferred stock.  Through the discount accretion over the next five years, the preferred stock will be accreted up to the redemption amount of $24.9 million.  For purposes of these calculations, the fair value of the common stock warrant as of January 9, 2009 was estimated using the Black-Scholes option pricing model and the following assumptions:

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE G - CUMULATIVE PERPETUAL PREFERRED STOCK (Continued)

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

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS
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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS No. 160”), which defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to any noncontrolling interest must be clearly presented on the face of the consolidated statement of income. Changes in the parent’s ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be remeasured at fair value on the date control is lost, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Accordingly, the Company adopted the provisions of SFAS No. 160 in the first quarter of 2009. The adoption of SFAS No. 160 on January 1, 2009, had no effect on the Company’s consolidated financial statements.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS (continued)
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Company adopted the provisions of SFAS No. 161 in the first quarter 2009.  The Company provided the required disclosure in Note E.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made.  Also, this statement requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued).  The statement was effective and adopted for the period ended June 30, 2009.

In June 2009, the FASB issued the following three standards:

SFAS No. 166, Accounting for Transfers of Financial Assets, a revision to SFAS No. 140 (“SFAS No. 166”), eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets.  SFAS 166 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009.  The disclosure requirements must be applied to transfers that occurred before and after the effective date.  Management is currently evaluating the effect that the provisions of SFAS No. 166 may have on the Company's consolidated financial statements.

SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), is a revision to FIN 46(R), contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures.  SFAS No. 167 effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated VIEs).  Management is currently evaluating the effect that the provisions of SFAS No. 167 may have on the Company's consolidated financial statements.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS (continued)
SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,  will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and will supersede all non-SEC accounting and reporting standards.  This statement is effective for financial statements issued for interim and annual financial statements ending after September 15, 2009.  Management is currently evaluating the effect that the provisions of SFAS No. 168 may have on the Company's consolidated financial statements.

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009.  The adoption of FSP FAS 157-4 did not materially effect the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009.  As FSP FAS 107-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 did not materially effect the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The adoption of FSP FAS 115-2 did not materially effect the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE I - GOODWILL IMPAIRMENT
Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill must be tested for impairment each year.  An impairment test can be performed at any date, as long as it is consistently used each year.  In 2008, the Company changed its annual testing date from December 31 to October 31.  If certain events occur prior to the annual impairment date, interim impairment tests are required to be performed.  Given the continued trading range of the Company’s stock price during the first six months of 2009, management re-evaluated and updated the goodwill impairment test performed at December 31, 2008 and March 31, 2009.

In performing the first step (“Step 1”) of the goodwill impairment testing and measurement process to identify possible impairment, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the estimated fair value of the reporting unit (determined to be Company-level) was developed using both the income and market approaches to value the Company. The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the Company. The significant inputs to the income approach include the long-term target tangible equity to tangible assets ratio and the discount rate, which is determined utilizing the Company’s cost of capital adjusted for a company-specific risk factor. The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management. Under one market approach, a value is calculated from an analysis of comparable acquisition transactions based on earnings, book value, assets and deposit premium multiples from the sale of similar financial institutions. Another market valuation approach utilizes the current stock price adjusted by an appropriate control premium as an indicator of fair market value.

Based on the testing described above, the Company concludes that sufficient evidence exists to indicate goodwill remained not impaired as of June 30, 2009.  The Company will continue to monitor stock price, financial performance and general economic conditions and perform additional testing to evaluate the possible impairment of goodwill as necessary.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the periods ended June 30, 2009 and 2008. It should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted.  All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2009 AND
DECEMBER 31, 2008

Total assets increased by $105.0 million to $1.1 billion at June 30, 2009 from $968.3 million at December 31, 2008.  Earning assets are $999.3 million or 93% of total assets compared to $898.7 million or 92% at December 31, 2008.   Components of earning assets at June 30, 2009 are $775.3 million in gross loans, $205.5 million in investment securities and Federal Home Loan Bank (FHLB) stock and $18.5 in overnight investments and interest–earning deposits with correspondent banks.  Earning assets at December 31, 2008 consisted of $785.4 million in gross loans, $112.9 million in investment securities and FHLB stock and $366,000 in overnight investments and interest–earning deposits. Total deposits and stockholders’ equity at June 30, 2009 were $706.7 million and $121.2 million, respectively, compared to $714.9 million and $95.1 million at December 31, 2008.

Gross loans outstanding declined by $10.1 million over the first six months of 2009. In conjunction with a core data processing conversion occurring in early March, the Company reclassified certain loans within the portfolio so that reporting is more consistent with the collateral of a particular loan rather than the purpose.  For instance, loans secured by homes purchased as investment property were previously reported as commercial real estate whereas they are now reported as residential real estate mortgages.  Loans secured by commercial building lots were previously reported as commercial real estate and are now reported as construction and land development.  As a result, the comparison of the loan compositions at June 30, 2009 and December 31, 2008 can be misleading.    Reclassifications of loan types through the conversion process resulted in $164.6 million of commercial real estate loans and $2.1 million consumer loans being shifted to $81.8 million of construction and land development, $70.7 million residential mortgages, $9.3 million home equity loans and $4.9 million commercial and industrial.  When considering these reclassifications, the net growth in the portfolio for the first half of 2009 by category was as follows: increases in commercial real estate, residential mortgage and consumer loans of $8.2 million, $5.9 million and $1.3 million, respectively, and decreases in construction and land development, home equity loans and lines and commercial and industrial loans of $21.9 million, $2.7 million and $0.9 million, respectively. The composition of the loan portfolio, by category, as of June 30, 2009 is 40% commercial mortgage loans, 28% construction loans, 12% residential mortgage loans. 10% commercial loans, 8% home equity loans and lines, and 1% consumer loans.  The composition of the loan portfolio, by category, as of December 31, 2008 and before conversion was 60% commercial mortgage loans, 20% construction loans, 10% commercial loans, 7% home equity loans and lines, 2% residential real estate mortgage loans and 1% consumer loans.

The Company had an allowance for loan losses at June 30, 2009 of $13.1 million or 1.70% of outstanding loans compared to $12.6 million or 1.60% at December 31, 2008.  At June 30, 2009, there were eighty-three loans totaling $13.3 million in non-accrual status.  Thirty-one loans totaling $4.3 million represent one borrowing relationship.  Of the $13.3 million in non-accrual loans, $4.9 million are one-to-four family residential related including mortgages, home equity loans and lines or construction loans.  There were no loans past due 90 days or more still accruing interest at June 30, 2009.  Non-performing loans as a percentage of total loans at June 30, 2009 were 1.72%.  At December 31, 2008, there were fifty loans totaling approximately $13.1 million in non-accrual status.  Thirty-five of those loans totaling approximately $5.7 million represent one borrowing relationship. Of the remaining $7.4 million, an additional $4.5 million of loans were to land developers or residential builders.  The remaining $2.9 million of non-accrual loans were spread between commercial loans and residential investment properties.  The percentage of non-performing loans to total loans at December 31, 2008 was 1.67%.  For a more detailed discussion, see the section entitled Non-Performing Assets.

The Company has investment securities with an amortized cost of $191.9 million at June 30, 2009.  All investments are accounted for as available for sale and are presented at their fair market value of $193.8 million compared with $105.6 million at year-end 2008.  The Company’s investment securities at June 30, 2009, consist of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and marketable equity securities.  The increase during the first half of 2009 was the net result of $107.4 million in new purchases, a $797,000 increase in the fair value of the portfolio, less $19.6 million in principal re-payments and called principal and $457,000 in net amortization of premiums.  The Company implemented a leverage strategy to offset the impact on earnings per share anticipated as a result of having to pay dividends on the investment made by the US Treasury pursuant to the Capital Purchase Plan (CPP).  While the funds received through the CPP has been allocated for the purpose of making loans to purchasers of completed properties held in inventory by residential construction customers, an amount equal to the CPP funds was leveraged four times and used to purchase investment securities. The additional spread earned on the strategy will offset reduction in earnings per share for common shareholders due to payment of the preferred dividend.

The Company owns $11.8 million of Federal Home Loan Bank stock at June 30, 2009 compared to $7.3 million at December 31, 2008.  The increase was required due to the increased level of borrowing necessitated by the leverage strategy discussed above.

There were $15.3 million in Federal funds sold at June 30, 2009 compared to $99,000 at December 31, 2008.  The increase in Fed funds sold reflects on-balance sheet liquidity used to fund loans, redeem maturing deposits and borrowings and for deposit fluctuations of non-maturing deposit types.

Interest-earning deposits held at correspondent banks increased by approximately $2.9 million from $267,000 at December 31, 2008 to $3.2 million at June 30, 2009.  Interest-earning funds held at correspondent bank accounts are used primarily for the purchase of new investment securities and for other liquidity purposes.

Non-earning and other assets increased by approximately $4.9 million between December 31, 2008 and June 30, 2009.  Bank premises and equipment had a net increase of $1.2 million as the Company completed building construction and finished the build-out on two branches opened during the second quarter.  Interest receivable on loans, securities and other interest-earning assets increased by $1.0 million to $4.3 million. Non-interest bearing cash due from banks, the majority of which represents checks in the process of being collected through the Federal Reserve payment system, increased by $477,000.  For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows.  There was a net increase in other real estate owned of $2.7 million which was comprised of new foreclosed property of $5.5 million, proceeds from the sale of properties of $2.8 million and losses recognized on the disposals of $40,000.  The Company wrote-off a non-marketable equity investment of $407,000 during the six month period ended June 30, 2009.

Total deposits decreased by $8.2 million between December 31, 2008 and June 30, 2009 from $714.9 million to $706.7 million.  The Company has been focusing its efforts on improving core deposit volumes and introduced a new interest-bearing checking account that rewards depositors with a higher rate of interest if they modify their account activity behavior to include more electronic methods of transactions and statement receipt.  As a result, interest-bearing checking balances have increased by $20.0 million between December 31, 2008 and June 30, 2009.  The new account product has resulted in some disintermediation between product types and therefore savings balances have declined by $683,000.  Money market account balances have declined by $13.9 million; however, the Company lost one account in the amount of $14.0 million in January and an escrow account in the amount of $10.1 million for a denovo financial institution in April.  Time deposit account balances have declined by $17.0 million over the first six months of 2009, reflecting a decrease in brokered time deposits of $32.0 million, which was partially offset by an increase of $15.0 million in other time deposits.  The renewed focus on relationships, core deposit generation and a more conservative growth strategy has resulted in reduced dependence on brokered money.

The composition of the deposit base, by category, at June 30, 2009 is as follows: 63% time deposits, 10% money market, 10% non-interest-bearing demand deposits, 9% interest-bearing demand deposits and 8% statement savings accounts.  The composition of the deposit base, by category, at December 31, 2008 was 65% time deposits, 12% money market, 9% non-interest-bearing demand deposits, 8% in statement savings and 6% in interest-bearing demand deposits.  Time deposits of $100,000 or more totaled $350.9 million at June 30, 2009 compared to $359.3 million at December 31, 2008.  The Company uses brokered certificates of deposit as an alternative funding source.  Brokered deposits represent a source of fixed rate funds priced competitively with FHLB borrowings, but do not require collateralization like FHLB borrowings.  Brokered deposits were $224.1 million at June 30, 2009 compared with $256.1 million at December 31, 2008.

The Company had total borrowings of $241.7 million at June 30, 2009 compared with $154.5 million at December 31, 2008.  The composition of borrowings at June 30, 2009 is $98.0 million in long-term advances and $53.0 million in short-term advances from the Federal Home Loan Bank of Atlanta (FHLB), $75.0 million in Federal Reserve Bank discount window funds, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary and $7.5 million in a subordinated term loan issued to a non-affiliated financial institution.  Borrowings at December 31, 2008 included $99.0 million in long-term FHLB advances, $29.0 million in short-term FHLB advances, $8.2 million in junior subordinated debt, $7.5 million in a subordinated term loan, $2.0 million outstanding on a holding company line of credit and $8.7 million in federal funds purchased.  Of the $99.0 million increase in total borrowings, $75.0 million in short-term advances were attributable to the leverage strategy previously discussed.

Accrued interest payable and other liabilities decreased by $203,000 and were $3.7 million and $3.9 million at June 30, 2009 and December 31, 2008, respectively.

Between December 31, 2008 and June 30, 2009, total stockholders’ equity increased by $26.1 million. On January 9, 2009, the Company issued $24.9 million in Fixed Rate Cumulative Perpetual Preferred Stock, Series A under the US Treasury’s Capital Purchase Program.  In addition, the Company issued a warrant to purchase 833,705 shares of the Company’s common stock at an exercise price of $4.48 per share.  The warrant is immediately exercisable and expires ten years from the date of issuance.  The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter.  The preferred shares are redeemable at the option of the Company subject to regulatory approval.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED
JUNE 30, 2009 AND 2008

Net Income. Net income for the three-month period ended June 30, 2009, before adjusting for the effective dividend on preferred stock, was $574,000 compared to $1.0 million for the prior year three-month period ended June 30, 2008. After adjusting for $422,000 in dividends and discount accretion on preferred stock, net income available for common shareholders for the current period was $152,000 or $0.02 per diluted share compared with $0.11 per diluted share for the quarter ended June 30, 2008.  Annualized return on average assets declined to 0.21% from 0.46% for the prior period.  Earnings in the current period were impacted by net interest margin compression resulting from the lower interest rate environment, higher loan loss provisions in response to current economic conditions and an increase in non-interest operating expenses. Return on average equity for the current period was 1.89% compared to 4.37% for the prior period.  The decline in return on average equity is due to the lower level of earnings combined with higher capital from the issuance of the preferred stock.

Net Interest Income. Net interest income increased by 16% or $977,000 from $6.3 million for the prior three-month period to $7.3 million for the three-month period ended June 30, 2009.  The additional interest income generated by a higher volume of earning assets more than offset the impact of declining interest rates. Total interest expense from deposits and other borrowings was slightly lower due to a continuing decline in cost of funds despite a sharp increase in volume to fund earning assets.  Despite the improvement, the Company’s net interest margin decreased from 3.05% to 2.92% due to a greater percentage of earning assets coming from lower yielding investment securities and other interest-earning categories.

Total interest income increased by 7% or $907,000 to $14.1 million for the current three-month period compared to $13.2 million for the prior year period.  The net improvement resulted from a $2.1 million increase due to growth in earning assets and a $1.2 million decrease due to lower yields realized on those assets.  Total interest expense for the current period declined by $70,000 from $6.9 million to $6.8 million.  The decrease was the net result of a $1.1 million decline due to the lower cost of funding and a $1.0 million increase due to growth in interest-bearing funds.

Total average earning assets increased $168.8 million or 20% from an average of $830.1 million to an average of $998.9 million for the current three-month period. The average balance of loans outstanding increased by 8% or $58.9 million from $724.0 million to $782.9 million.  The average balance of the investment securities portfolio for the three-month period ended June 30, 2009 was $208.0 million, increasing by $104.8 million or 102% compared to an average of $103.2 million at June 30, 2008.  During the first quarter of 2009, the Company implemented the leverage strategy previously discussed to offset the impact on earnings available to common shareholders from paying the effective dividend on the preferred stock. As a result, the percentage of loans to average earning assets for the current period declined by 9 basis points to 78% compared to 87% for the prior period. The average balance of federal funds sold and other earning assets increased to $8.0 million for the current three-month period compared to $2.9 million for the prior period.

Average interest-bearing liabilities increased by $147.9 million or 20% from $734.2 million for the quarter ended June 30, 2008 to $882.1 million for the current quarter.  Total interest-bearing deposits increased by $47.1 million or 8% from $594.3 million to $641.4 million.  Time deposits experienced the largest increase averaging $455.2 million during the current year period compared to $394.0 million for the prior period.  Total borrowings increased by 72% or $100.8 million from $139.8 million to $240.7 million.  A significant portion of the increase resulted from the leverage strategy and rates on FHLB advances have been attractive in comparison to alternative forms of funding.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets.  The net interest margin for the three-month period ended June 30, 2009 was 2.92% compared to 3.05% for the three-month period ended June 30, 2008.  The average yield on earning assets for the current three-month period decreased 72 basis points to 5.66% compared with 6.68% for the prior year period, while the average cost of interest-bearing funds decreased by 67 basis points to 3.10% from 3.77%.  The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased by 5 basis points from 2.61% to 2.56%.  The percentage of interest earning assets to average interest-bearing liabilities increased from 113.06% for the prior year period to 113.24% for the three months ended June 30, 2009.  An increase in the ratio of average earning assets to average interest-bearing liabilities indicates a decreased dependency on interest-bearing forms of funding to meet the demand of earning asset growth.  The Company issued the preferred stock to the US Treasury which reduced the dependency on interest-bearing liabilities.

In the short period of time between mid September 2007 and April 30, 2008, the Federal Reserve (the “Fed”) cut short-term interest rates seven times for a total of 325 basis points.  After a waiting a period to determine the impact of those decreases, the Fed resumed the cuts by lowering short-term rates another 175 basis points between October 2008 and December 2008. The interest rate cuts were in response to weakness being experienced in the US economy.

Approximately 46% of the Company’s loan portfolio has variable rate pricing based on the Prime lending rate or LIBOR (London Inter Bank Offering Rate).  The percentage of variable rate to total loans has declined from 51% at June 30, 2008.  As short-term rates have declined, variable rate loans repriced downward and new loans were made at the lower interest rate levels.  The Company has shifted its strategic focus from a growth orientation to a more performance-related, relationship orientation.  The Company is being more disciplined with loan pricing and implementing interest rate floors on variable rate loans when feasible.  As a result, the loan portfolio will not experience the same growth rates as has been seen to in recent years, but should provide better yields.  This should also ease reliance on wholesale forms of funding.  While there is an attempt to focus on local market relationships, wholesale forms of funding will continue to make more sense from an economic standpoint at certain times.

The Company expects that net interest margin will expand in the coming months as approximately 62% of the time deposit portfolio carrying a weighted average rate of 3.80% matures in the next year and is subject to being renewed at lower rates.  The Company entered into interest rate swap agreements on $7.5 million subordinated loan agreement and $8.0 million trust preferred securities.  These two borrowings carry variable rates of interest based on three-month LIBOR.  We have swapped these variable cash flows for fixed rate cash flows for an average period of three and a half years.  In addition to adopting a funding strategy that pushes funding maturities further out into the future, these swaps will further protect the Company when rates do begin to rise.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended June 30, 2009 was $1.1 million compared to $459,000 for the same period in 2008.  Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.”  The increase in the loan loss provision is primarily due to continuing credit quality issues resulting from the current economic conditions. The allowance for loan losses was $13.1 million at June 30, 2009, representing 1.70% of total outstanding loans.  See the sections on Nonperforming Assets and Analysis of Allowance for Loan Losses for additional details.

Non-Interest Income. For the three-month period ended June 30, 2009, non-interest income decreased by $129,000 to $752,000 compared to $881,000 for the same period in 2008. The primary reason for the decline was a $219,000 write-down of a non-marketable equity security where the impairment was deemed to be other-than-temporary.  The following categories experienced increases over the prior period: earnings on cash value of bank owned life insurance, 58% or $84,000; mortgage loan origination fees, 43% or $65,000; and fees on deposit accounts, 4% or $14,000.  The increase in mortgage loan origination fee income is attributable to increasing the number of loan officers over the past twelve months and the increase in bank owned life insurance cash value is attributable to exchanging several older policies into higher yielding products.  During the second quarter of 2008, there were $45,000 of miscellaneous non-recurring fees included in other non-interest income and the Company recorded a $15,000 gain on the disposition of available for sale securities.  We reclassified $64,000 of net losses on the sale of other real estate owned for the three month period ended June 30, 2008 to other loan collection expenses.

Non-Interest Expenses. For the current three-month period, non-interest expenses increased by $1.1 million or 22% from $5.1 million to $6.3 million. The categories experiencing the greatest increases were personnel, occupancy and FDIC deposit insurance premium expense.   FDIC deposit insurance premiums increased by 700% or $676,000.  The increase reflects higher insurance rates on deposits as well as the estimated special assessment of $493,000.  Total occupancy expenses have increased by 38% or $248,000 to $904,000 from $656,000.  The Company opened two new facilities during the second quarter of 2009, one of which serves as our main location in the City of Raleigh, North Carolina and houses a branch, the Raleigh Commercial Lending team, our mortgage and investment divisions as well as human resource staff.    Despite opening two new offices during the quarter and hiring additional support staff, total personnel expenses have increased by a modest 3% or $100,000 to $3.0 million for the quarter ended June 30, 2009.  During the three-month period ended June 30, 2008, the Company received a reimbursement for previously incurred expenses causing non-interest expenses to be $65,000 lower than normal.  As previously mentioned, $64,000 in losses on the sale of other real estate was reclassified from non-interest income to non-interest expense for the three month period ended June 30, 2008.

Provision for Income Taxes. The Company recorded income tax expense of $20,000 for the three-months ended June 30, 2009 compared with $526,000 for the prior year period.  The effective tax rate for the three-month period ended June 30, 2009 was 3.3% compared with 33.8% for the prior year period.  The significant decrease in the effective tax rate is attributable to lower pre-tax income and a larger percentage of income coming from tax exempt sources in the current quarter.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

Net Income. Net income for the six-month period ended June 30, 2009, before adjusting for the effective dividend on preferred stock, was $1.2 million compared to $2.0 million for the six-month period ended June 30, 2008.  After adjusting for $590,000 in dividends and discount accretion on preferred stock, net income available for common shareholders for the current period was $595,000 or $0.06 per diluted share compared with $0.21 per diluted share for the quarter ended June 30, 2008.  Annualized return on average assets declined to 0.22% from 0.46% for the prior period.  Earnings in the current period were negatively impacted by a declining net interest margin, higher loan loss provisions due to an increase in credit quality issues and an increase in non-interest operating expenses. Return on average equity for the current period was 1.98% compared to 4.35% for the prior period.  The decline in return on average equity is due to the lower level of earnings combined with higher capital from the issuance of the preferred stock.

Net Interest Income. Net interest income increased by 13% or $1.7 million to $14.5 million for the current period compared to $12.8 million for the prior six-month period.  Increased interest income from strong growth in earning assets was only partially offset by the impact of the lower interest rate environment and the increased volume of high cost deposits to fund the asset growth.

Total interest income was $28.2 million for the current six-month period compared to $26.9 million for the prior year period, an increase of $1.3 million or 5%.  The increase was comprised of a $4.6 million increase due to growth in average earning assets and a $3.3 million decrease due to the lower average yield earned on those assets.  Total interest expense declined by $421,000 or 3% from $14.1 million for the prior year period to $13.7 million for the current period.  The decrease was the net result of a $2.9 million decrease due to the lower interest rate environment partially offset by a $2.5 million increase due to growth in interest-bearing liabilities.

Total average earning assets increased $176.3 million or 22% from an average of $816.0 million as of June 30, 2008 to an average of $992.4 million as of June 30, 2009.  The average balance of loans outstanding during the current six-month period was $785.8 million reflecting a $75.4 million or 11% increase over the $710.4 million for the prior year period. The average balance of the investment securities portfolio for the current period was $200.0 million, increasing by $98.5 million or 97% compared to an average of $101.5 million at June 30, 2007.  The average balance of federal funds sold and other earning assets increased to $6.5 million for the six-month period ended June 30, 2009 compared to $4.2 million for the prior period.

Total average interest-bearing liabilities increased by $159.2 million or 22% from an average of $717.9 million for the prior period to $877.1 million for the current period.  Average interest-bearing deposits increased by $62.2 million or 11% growing from an average of $580.8 million at June 30, 2008 to $643.0 million at June 30, 2009.  Total average borrowings increased by $97.0 million or 71% to $234.1 million for the current six-month period from $137.1 million for the prior year period.

The net interest margin for the six-month period ended June 30, 2009 was 2.95% compared to 3.16% for the prior year six-month period.  The average yield on earning assets for the current six-month period decline by 89 basis points to 5.74% compared with 6.63% for the prior year period, while the average cost of interest-bearing funds decreased by 81 basis points to 3.14% from 3.95%.  The spread between the rates paid on earning assets and the cost of interest-bearing funds decreased by 8 basis points from 2.68% to 2.60%.  The percentage of interest earning assets to interest bearing liabilities declined to 113.14% from 113.68%.

Provision for Loan Losses. The Company’s provision for loan losses for the six-month period ended June 30, 2009 was $2.8 million compared to $1.3 million for the same period in 2008.  Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.”  The increased loan loss provision for the current six-month period is primarily due to a decline in credit quality and increased net charge-offs resulting from the current economic environment.  See the section entitled “Non Performing Assets” for more details.  The allowance for loan losses was $13.1 million at June 30, 2009, representing 1.70% of total outstanding loans.

Non-Interest Income. For the six-month period ended June 30, 2009, non-interest income decreased by $158,000 to $1.5 million from $1.6 million.  The largest components of non-interest income in the first half of 2009 were $661,000 in customer service fees, $512,000 in mortgage loan origination fees, $435,000 in earnings on cash value of bank owned life insurance and $123,000 in service charge revenue from deposit accounts.  For the prior six-month period the Company recorded $640,000 in customer service fees, $323,000 in mortgage loan origination fees, $242,000 in earnings on cash value of bank owned life insurance and $123,000 in deposit service charges.  The increase in mortgage loan origination fee income is attributable to increasing the number of loan officers over the past twelve months and the increase in bank owned life insurance cash value is attributable to exchanging several older policies into higher yielding products. During the first half of 2009, the Company wrote-off $407,000 of a non-marketable equity investment that was deemed other than-temporarily-impaired.  During the first half of 2008, there were two items totaling $117,000 reported as non-recurring revenue.  Losses on the sale of other real estate owned amounting to $73,000 in 2008 were reclassified from non-interest income to non-interest expense.

Non-Interest Expenses. Non-interest expenses increased by 17% to $11.9 million for the six-month period ended June 30, 2009 compared with $10.2 million for the prior year period. The Company has added two branch locations and increased support staff during the past twelve months.  The four largest components of non-interest expense are personnel, occupancy, data processing and FDIC deposit insurance premiums.  Increases in these four categories accounted for virtually all of the total increase in non-interest expenses for the comparative periods.  Due to changes in the regular quarterly premiums and a $493,000 special assessment, FDIC deposit insurance premiums increased from $192,000 to $1.0 million.  Salaries and benefits expense increased $267,000 and was $6.0 million for the current six-month period compared to $5.7 million for the same period in the prior year.  Occupancy and equipment expenses increased by $337,000 or 26% from $1.3 for the six-month period ended June 30, 2008 to $1.7 million for the current year period.   The Company converted all data processing platforms in March 2009 and incurred some on-time, non-recurring expenses of $156,000 which was the primary reason data processing costs increased by $220,000 to $752,000.

Other non-interest expenses increased by $74,000 to $2.5 million for the first half of 2009 compared with $2.4 million for the first half of the prior year.  The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees.  Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.    As previously mentioned, losses recognized on the disposal of other real estate owned were reclassified from non-interest income to non-interest expenses for 2008.

Provision for Income Taxes. The Company recorded income tax expense of $114,000 during the six-months ended June 30, 2009 compared to $1.0 million for the prior year period.  The effective tax rates for the two periods were 8.8% and 33.7%, respectively.  The decrease is due to a combination of lower levels of pre-tax income and a larger percentage of income earned from tax exempt sources in the current six-month period.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company's assets and liabilities for the three and six-month periods ended June 30, 2009 and 2008. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance.  For purposes of the analysis, Federal Home Loan Bank stock is included in Investment Securities totals.

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)
	For the Three Months Ended June 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets
Loan portfolio	$782,886	$12,026	6.16%	$724,011	$11,936	6.63%
Investment securities	208,028	2,053	3.95%	103,207	1,227	4.76%
Fed funds and other interest-earning assets	7,978	5	0.25%	2,866	14	1.96%
Total interest-earning assets	998,892	14,084	5.66%	830,084	13,177	6.38%
Noninterest-bearing assets	71,627			66,570
Total Assets	$1,070,519			$896,654

Interest-bearing liabilities
Interest-bearing NOW	$53,873	183	1.36%	$36,703	10	0.11%
Money market and savings	132,295	476	1.44%	163,598	986	2.42%
Time deposits	455,243	4,410	3.89%	394,050	4,506	4.60%
Short-term borrowings	118,239	506	1.72%	14,945	91	2.45%
Long-term debt	122,429	1,241	4.01%	124,874	1,292	4.09%
Total interest-bearing liabilities	882,079	6,816	3.10%	734,170	6,885	3.77%
Non-interest bearing deposits	63,380			65,150
Other liabilities	2,913			2,716
Total Liabilities	948,372			802,036
Stockholders' Equity	122,147			94,618
Total Liabilities & Stockholders' Equity	$1,070,519			$896,654

Net interest income		$7,268			$6,292
Interest rate spread			2.56%			2.61%
Net interest-margin			2.92%			3.05%

Percentage of average interest-earning assets to average interest-bearing liabilities			113.24%			113.06%

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)
	For the Six Months Ended June 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earnings assets
Loan portfolio	$785,832	$24,103	6.19%	$710,381	$24,407	6.91%
Investment securities	200,013	4,052	4.05%	101,487	2,434	4.80%
Fed funds and other interest-earning assets	6,515	7	0.22%	4,173	58	2.80%
Total earning assets	992,360	28,162	5.74%	816,041	26,899	6.63%
Noninterest-bearing assets	69,670			64,793
Total Assets	$1,062,030			$880,834

Interest-bearing liabilities
Interest-bearing NOW	$48,352	279	1.15%	$34,838	32	0.18%
Money market and savings	136,292	970	1.42%	159,162	2,071	2.62%
Time deposits	458,374	9,063	3.95%	386,788	9,108	4.74%
Short-term borrowings	112,280	969	1.73%	14,006	208	2.99%
Long-term debt	121,797	2,381	3.89%	123,061	2,664	4.28%
Total interest-bearing liabilities	877,095	13,662	3.14%	717,855	14,083	3.95%
Non interest-bearing deposits	61,316			66,115
Other liabilities	3,002			2,959
Total Liabilities	941,413			786,929
Stockholders' Equity	120,617			93,905
Total Liabilities & Stockholders' Equity	$1,062,030			$880,834

Net interest income		$14,500			$12,816
Interest rate spread			2.60%			2.68%
Net margin			2.95%			3.16%
Percentage of average interest-earning assets to average interest bearing liabilities			113.14%			113.68%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three and six-month periods ended June 30, 2009 and 2008. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis
	Three Months Ended June 30,
	2009 vs. 2008
	(in Thousands)
	Increase (Decrease) Due to

	Volume	Rate	Total
Interest Income
Loan portfolio	$953	$(863)	$90
Investment Securities	1,136	(310)	826
Fed funds and other interest-earning assets	14	(23)	(9)
Total interest-earning assets	2,103	(1,196)	907

Interest Expense
Interest-bearing NOW	32	141	173
Money market and savings	(150)	(360)	(510)
Time deposits	652	(748)	(96)
Short-term borrowings	536	(121)	415
Long-term debt	(25)	(27)	(52)
Total interest-bearing liabilities	1,045	(1,115)	(70)

Net interest income	$1,058	$(81)	$977

Rate/Volume Analysis
	Six Months Ended June 30,
	2009 vs. 2008
	(in Thousands)
	Increase (Decrease) Due to

	Volume	Rate	Total
Interest Income
Loan portfolio	$2,423	$(2,727)	$(304)
Investment Securities	2,172	(554)	1,618
Fed funds and other interest-earning assets	18	(69)	(51)
Total interest-earning assets	4,613	(3,350)	1,263

Interest Expense
Interest-bearing NOW	46	202	248
Money market and savings	(228)	(874)	(1,102)
Time deposits	1,572	(1,617)	(45)
Short-term borrowings	1,154	(393)	761
Long-term debt	(35)	(248)	(283)
Total interest-bearing liabilities	2,509	(2,930)	(421)

Net interest income	$2,104	$(420)	$1,684

NONPERFORMING ASSETS

The table below sets forth, for the periods indicated information about our nonaccrual loans, restructured loans, total nonperforming loans, and total nonperforming assets.

	At June 30,		At December 31,
	2009	2008	2008	2007
	(Dollars in thousands)

Nonaccrual loans	$13,335	$746	$13,094	$2,726
Accruing loans past due 90 days or more	-	-	-	-

Total nonperforming loans	13,335	746	13,094	2,726

Real estate owned	4,401	1,865	1,716	272
Repossessed assets	-	25	-	-

Total nonperforming assets	$17,736	$2,636	$14,810	$2,998
Restructured loans not in
categories listed above	$4,482	$-	$-	$-
Allowance for loan losses	13,144	8,855	12,585	8,273
Nonperforming loans to period end loans	1.72%	0.10%	1.53%	0.40%
Allowance for loan losses to period end loans	1.70%	1.19%	1.60%	1.22%
Allowance for loan losses to nonperforming loans	99%	1,187%	96%	303%
Nonperforming assets to total assets	1.65%	0.29%	1.67%	0.36%
Nonperforming assets and loans
past due 90 days or more to
total assets	1.65%	0.29%	1.67%	0.36%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis. We account for loans on a nonaccrual basis when we have serious doubts about the collectability of principal or interest. Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses. At June 30, 2009, we identified twenty-eight loans totaling $7.1 million as potential problems loans. Of the $7.1 million in potential problem loans, seventeen loans totaling $6.2 million are concentrated in the residential construction and land acquisition and development sectors. There were thirteen foreclosed properties valued at a total of $4.4 million and eighty-three nonaccrual loans totaling $13.3 million. Foreclosed property is valued at the lower of appraised value or the outstanding loan balance. Interest foregone on nonaccrual and charged-off loans for the six-month period ended June 30, 2009 was $601,000.

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

Using the various evaluation factors mentioned above, management predetermined allowance percentages for all risk classes 1 through 6 for each loan category. The total aggregate balance of loans in the group is multiplied by the associated allowance percentage to determine an adequate level of allowance for loan losses for unimpaired loans. Those loans that are identified through the Company’s internal loan grading system as impaired are evaluated individually in accordance SFAS No. 114. Each loan is analyzed to determine the net value of collateral, probability of charge-off and finally a potential estimate of loss. Loans meeting the criteria for individual evaluation are specifically reserved for based on management’s analysis.

Using the data gathered during the monthly evaluation process, the model calculates an acceptable range for allowance for loan losses. Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses within that range.

The provision for the first half of 2009 was primarily the result of credit quality deterioration due to the current economic conditions in our markets. The sectors of the loan portfolio being impacted most by the economic climate are residential construction and land acquisition and development. Other factors influencing the provision include net loan charge-offs. For the six-month period ended June 30, 2009, there were net loan charge-offs of $2.3 million compared with $684,000 at June 30, 2008. The allowance for loan losses at June 30, 2009 was $13.1 million, which represents 1.70% of total loans outstanding compared to $8.9 million or 1.19% as of June 30, 2008.

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

	At June 30,		At December 31,
	2009		2008
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)

Residential real estate loans	$880	6.70%	$103	2.43%
Home equity loans and lines	703	5.35%	469	6.91%
Commercial mortgage loans	3,377	25.69%	6,003	59.82%
Construction loans	4,928	37.49%	3,694	20.47%
Commercial and industrial loans	2,708	20.60%	1,953	9.68%
Loans to individuals	548	4.17%	363	0.69%

Total allowance	$13,144	100.00%	$12,585	100.00%

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses
	For the Six-Month Period Ended june 30,
	2009	2008
	(Dollars in thousands)

Balance at the beginning of the year	$12,585	$8,273
Charge-offs:
Commercial and industrial loans	616	-
Commercial real estate loans	-	91
Construction, acquisition and development	1,022	564
Residential mortgage loans	768	-
Home equity lines and loans	112	-
Consumer loans	58	-

Total charge-offs	2,576	655

Recoveries
Commercial and industrial loans	28	-
Construction, acquisition and development	269	-
Residential mortgage loans	9	-
Consumer loans	-	1

Total recoveries	306	1

Net charge-offs	2,270	654

Provision for loan losses	2,829	806

Balance at the end of the period	$13,144	$8,425

Total loans outstanding at period-end	$775,301	$710,545

Average loans outstanding for the period	$785,832	$696,751

Allowance for loan losses to
total loans outstanding	1.70%	1.19%

Annualized ratio of net charge-offs to average loans outstanding	0.58%	0.38%

LIQUIDITY AND CAPITAL RESOURCES

Maintaining adequate liquidity while managing interest rate risk is the primary goal of the Company’s asset and liability management strategy. Liquidity is the ability to fund the needs of the Company’s borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Maturing investments, loan and mortgage-backed security principal repayments, deposit growth, brokered time deposits and borrowings from the Federal Home Loan Bank, Federal Reserve Bank and other correspondent banks are presently the main sources of the Company’s liquidity. The Company’s primary uses of liquidity are to fund loans and to make investments.

As of June 30, 2009, liquid assets (cash and due from banks, interest-earning deposits with banks and investment securities available for sale) were approximately $234.3 million, which represents 22% of total assets and 33% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $492.4 million of which $226.0 million is outstanding at June 30, 2009. Outstanding commitments for undisbursed lines of credit, letters of credit and undisbursed investment commitments amounted to approximately $135.4 million. Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings. Certificates of deposit represented 63% of the Company’s total deposits at both June 30, 2009 and 65% at December 31, 2008. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 50% of the Company’s total deposits at both June 30, 2009 and December 31, 2008. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent Financial Corporation must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At June 30, 2009, the Company’s equity to asset ratio is 11.29%. The Company’s ratios of Tier 1 capital to risk-weighted assets and total capital to risk-based assets are 11.43% and 13.56%, respectively. The bank subsidiary is required to maintain capital adequacy ratios. Crescent State Bank has Tier I capital to risk-weighted assets and total capital to risk-based assets ratios of 10.24% and 12.38%, respectively.

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

Item 4T. Controls and Procedures

Crescent Financial Corporation’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2009, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Company’s internal controls during the quarter ended June 30, 2009 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.
None that are material.

Item1a.	Risk Factors.
Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Debt.
None.

Item 4.	Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Stockholders was held on May 19, 2009. Of 9,626,558 shares entitled to vote at the meeting, 7,331,528 shares voted. The following matters were voted on at the meeting:

1.	Election of Directors

The following individuals were elected to various terms:

Nominee	Term	For	Against	Withheld

Brent B. Barringer	Three Years	6,828,324	-	503,204
Kenneth A. Lucas	Three Years	7,268,366	-	63,162
Charles A. Paul III	Three Years	7,189,358	-	142,170
Francis R. Quis, Jr.	Three Years	7,064,198	-	267,330

The following directors continue in office after the meeting: William H. Cameron, Michael G. Carlton, Bruce I. Howell, James A. Lucas, Jr., Sheila Hale Ogle, Jon S. Rufty, Jon T. Vincent and Stephen K. Zaytoun.

2.	Advisory Vote On Executive Compensation

The American Recovery and Reinvestment Act of 2009 required that shareholders of participants in the U.S. Department of Treasury’s Troubled Asset Relief Program have an opportunity for a non-binding vote on executive compensation. Executive compensation paid and policies and practices over executive compensation were ratified and approved with 6,641,890 votes for, 435,277 votes against and 254,361 votes abstaining.

3.	Ratification of Appointment of Independent Public Accountants

Management’s appointment of Dixon Hughes PLLC as the Company’s independent public accountants for 2009 was approved with 7,214,147 shares voting for, 104,544 shares voting against, and 12,837 shares abstaining.

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

CRESCENT FINANCIAL CORPORATION

Date: August 13, 2009	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

Date: August 13, 2009	By:	/s/ Bruce W. Elder
Bruce W. Elder
Principal Financial Officer