Form 10-Q
period 2009-09-30
CRESCENT FINANCIAL CORP
filed 2009-11-10
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Common Stock, $1.00 par value 9,626,559 shares outstanding as of November 9, 2009

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
TABLE OF CONTENTS

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	September 30, 2009 (unaudited) and December 31, 2008	3

	Consolidated Statements of Operations
	Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)	4

	Consolidated Statements of Comprehensive Income
	Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity
	Nine Months Ended September 30, 2009 (unaudited)	6

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2009 and 2008 (unaudited)	7

	Notes to Consolidated Financial Statements	8 - 21

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 – 39

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4T -	Controls and Procedures	40

Part II.	Other Information

Item 1 -	Legal Proceedings	41

Item 1a -	Risk Factors	41

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3 -	Defaults Upon Senior Debt	41

Item 4 -	Submission of Matters to a Vote of Security Holders	41

Item 5 -	Other Information	41

Item 6 -	Exhibits	41

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31,
	(Unaudited)	2008*
ASSETS

Cash and due from banks	$7,841,334	$9,917,277
Interest-earning deposits with banks	4,436,146	266,512
Federal funds sold	5,545,000	99,000
Investment securities available for sale, at fair value	198,309,418	105,648,618
Loans	771,996,633	785,377,283
Allowance for loan losses	(13,782,000)	(12,585,000)
NET LOANS	758,214,633	772,792,283
Accrued interest receivable	4,255,378	3,341,258
Federal Home Loan Bank stock, at cost	11,776,500	7,264,000
Bank premises and equipment, net	11,945,611	10,845,049
Investment in life insurance	17,444,371	16,811,918
Goodwill	30,233,049	30,233,049
Other assets	13,701,887	11,091,784
TOTAL ASSETS	$1,063,703,327	$968,310,748
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand	$66,947,119	$63,945,717
Savings	59,973,050	58,833,876
Money market and NOW	148,560,074	130,542,569
Time	438,702,295	461,560,593
TOTAL DEPOSITS	714,182,538	714,882,755

Short-term borrowings	88,000,000	37,706,000
Long-term borrowings	133,748,000	116,748,000
Accrued expenses and other liabilities	4,258,075	3,882,385
TOTAL LIABILITIES	940,188,613	873,219,140
COMMITMENTS (Note B)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, 24,900 shares issued and outstanding on September 30, 2009	22,797,940	-
Common stock, $1 par value, 20,000,000 shares authorized; 9,626,559 shares outstanding September 30, 2009 and December 31, 2008	9,626,559	9,626,559
Common stock warrants	2,367,368	-
Additional paid-in capital	74,483,619	74,349,299
Retained earnings	11,297,788	10,488,628
Accumulated other comprehensive income	2,941,440	627,122
TOTAL STOCKHOLDERS’ EQUITY	123,514,714	95,091,608
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$1,063,703,327	$968,310,748

* Derived from audited consolidated financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Nine Month Periods Ended September 30, 2009 and 2008

	Three-month Periods		Nine-month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

INTEREST INCOME
Loans	$11,986,538	$12,570,944	$36,089,299	$36,978,349
Investment securities available for sale	2,081,011	1,206,343	6,133,383	3,639,786
Federal funds sold and interest-earning deposits	1,014	16,763	8,349	74,971

TOTAL INTEREST INCOME	14,068,563	13,794,050	42,231,031	40,693,106

INTEREST EXPENSE
Deposits	4,885,179	5,953,339	15,196,846	17,164,617
Short-term borrowings	507,004	125,860	1,476,614	333,463
Long-term borrowings	1,265,254	1,371,992	3,646,362	4,036,486

TOTAL INTEREST EXPENSE	6,657,437	7,451,191	20,319,822	21,534,566

NET INTEREST INCOME	7,411,126	6,342,859	21,911,209	19,158,540
PROVISION FOR LOAN LOSSES	1,957,526	1,281,471	4,786,505	2,547,178

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,453,600	5,061,388	17,124,704	16,611,362

NON-INTEREST INCOME
Mortgage loan origination revenue	223,278	188,952	735,113	511,561
Fees on deposit accounts	423,775	414,177	1,207,485	1,177,331
Earnings on life insurance	225,022	188,823	660,150	431,294
Gain (loss) on disposal of assets	20	(2,169)	(480)	(1,346)
Gain on sale of available for sale securities	109,777	-	109,777	15,535
Loss on impairment of nonmarketable equity security	-	-	(406,802)	-
Other	146,573	268,973	363,774	622,907

TOTAL NON-INTEREST INCOME	1,128,445	1,058,756	2,669,017	2,757,282

NON-INTEREST EXPENSE
Salaries and employee benefits	3,030,101	2,881,444	9,018,527	8,602,773
Occupancy and equipment	951,473	709,164	2,606,593	2,027,775
Data processing	358,236	269,567	1,109,895	801,559
FDIC insurance premiums	309,916	102,935	1,331,504	295,403
Other	1,237,467	1,104,707	3,733,934	3,527,296

TOTAL NON-INTEREST EXPENSE	5,887,193	5,067,817	17,800,453	15,254,806

INCOME BEFORE INCOME TAXES	694,852	1,052,327	1,993,268	4,113,838

INCOME TAXES	58,100	306,300	171,800	1,336,800

NET INCOME	636,752	746,027	1,821,468	2,777,038

Effective dividend on preferred stock (Note G)	422,443	-	1,012,308	-

Net income available to common shareholders	$214,309	$746,027	$809,160	$2,777,038
NET INCOME PER COMMON SHARE
Basic	$.02	$.08	$.08	$.29
Diluted	$.02	$.08	$.08	$.29
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note C)
Basic	9,569,290	9,548,589	9,569,290	9,478,117
Diluted	9,606,186	9,628,147	9,585,422	9,642,969

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Three and Nine Month Periods Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$636,752	$746,027	$1,821,468	$2,777,038

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	3,429,112	(1,221,550)	4,226,163	(1,631,094)
Tax effect	(1,323,950)	471,706	(1,631,244)	629,602
Reclassification of (gains) losses recognized in net income	(109,777)	-	(109,777)	(15,535)
Tax effect	42,319	-	42,319	5,989
Net of tax amount	2,037,704	(749,844)	2,527,461	(1,011,038)
Cash flow hedging activities:
Unrealized holding loss on cash flow hedging activities	(194,916)	-	(346,857)	-
Tax effect	74,714	-	133,714	-
Net of tax amount	(120,202)	-	(213,143)	-

Total other comprehensive income (loss)	1,917,502	(749,844)	2,314,318	(1,011,038)

COMPREHENSIVE INCOME (LOSS)	$2,554,254	$(3,817)	$4,135,786	$1,766,000

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

								Accumulated
					Common	Additional		Other	Total
	Preferred stock		Common stock		stock	paid-in	Retained	Comprehensive	stockholders’
	Shares	Amount	Shares	Amount	warrants	Capital	earnings	income	equity

Balance at December 31, 2008 -	$-	9,626,559	$9,626,559	$-	$74,349,299	$10,488,628	$627,122	$95,091,608

Net income	-	-	-	-	-	-	1,821,468	-	1,821,468

Other comprehensive income	-	-	-	-	-	-	-	2,314,318	2,314,318

Expense recognized in connection with stock options and restricted stock	-	-	-	-	-	134,320	-	-	134,320

Preferred stock transaction:
Issuance of preferred stock	24,900	24,900,000	-	-	-	-	-	-	24,900,000

Discount on preferred stock	-	(2,367,368)	-	-	2,367,368	-	-	-	-

Accretion of discount	-	265,308	-	-	-	-	(265,308)	-	-
Preferred stock dividend	-	-	-	-	-	-	(747,000)	-	(747,000)

Balance at September 30, 2009	24,900	$22,797,940	9,626,559	$9,626,559	$2,367,368	$74,483,619	$11,297,788	$2,941,440	$123,514,714

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,821,468	$2,777,038
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	690,888	585,491
Provision for loan losses	4,786,505	2,547,178
Amortization of core deposit premium	100,012	100,012
Deferred income taxes	(615,901)	(479,000)
Loss on impairment of nonmarketable equity security	406,802	-
Gain on sale of available of sale securities	(109,777)	(15,535)
Loss on disposal of other real estate owned	45,076	74,800
(Gain) loss on disposal of assets	480	1,346
Net amortization (accretion) of premiums/discounts on securities	727,295	(66,910)
Accretion of loan discount	(146,607)	(329,865)
Amortization of deposit premium	82,298	139,162
Net increase in cash value of life insurance	(632,455)	(394,077)
Stock based compensation	134,320	160,457
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(914,120)	433,983
(Increase) in other assets	(532,263)	(1,621,266)
Decrease (increase) in accrued interest payable	(237,213)	82,915
Increase (decrease) in other liabilities	399,763	314,062
TOTAL ADJUSTMENTS	4,185,103	1,532,753
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,006,571	4,309,791

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(130,544,840)	(18,911,004)
Principal repayments of investment securities available for sale	30,635,630	10,548,208
Proceeds from sale of securities available for sale	10,743,929	1,543,197
Purchase of Federal Home Loan Bank stock	(4,512,500)	(473,300)
Proceeds from disposal of foreclosed real estate	4,559,220	566,790
Net (increase) decrease in loans	1,779,126	(95,239,479)
Investment in life insurance	-	(7,000,000)
Purchases of bank premises and equipment	(1,791,930)	(2,789,271)

NET CASH USED BY INVESTING ACTIVITIES	(89,131,365)	(111,754,859)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits:
Demand	3,001,402	226,478
Savings	1,139,174	(46,302,557)
Money market and NOW	18,017,505	40,114,210
Time deposits	(22,940,596)	112,034,601
Net increase in short-term borrowings	50,294,000	6,245,000
Net increase in long-term borrowings	17,000,000	4,500,000
Proceeds from stock options exercised	-	615,500
Proceeds from issuance of preferred stock	24,900,000	-
Dividends paid on preferred stock	(747,000)	-
Excess tax benefits from stock options exercised	-	91,700

NET CASH PROVIDED BY FINANCING ACTIVITIES	90,664,485	117,524,932

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,539,691	10,079,864

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,282,789	12,356,404

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,822,480	$22,436,268

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION
In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine-month periods ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”, “we”, “our”, “Crescent”) and its wholly owned subsidiary, Crescent State Bank (the “Bank”).  All significant inter-company transactions and balances are eliminated in consolidation.  Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2008 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

Subsequent events have been evaluated through November 10, 2009, which is the date of financial statement issuance.

Prior period amounts may have been reclassified for proper presentation.  The Company reclassified $2,000 and $75,000 of net losses on the sale of other real estate owned for the three and nine- month periods ended September 30, 2008, respectively, from non-interest income to non-interest expense.

NOTE B - COMMITMENTS
At September 30, 2009, commitments are as follows:

Undisbursed lines of credit	$146,890,000
Stand-by letters of credit	4,049,000
Undisbursed commitment to purchase additional investment in Small Business Investment Corporation	363,000

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average number of shares used in computing basic net income per share	9,569,290	9,548,589	9,569,290	9,478,117
Effect of dilutive stock options	36,896	79,558	16,132	164,852

Weighted average number of shares used in computing diluted net income per share	9,606,186	9,628,147	9,585,422	9,642,969

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE C - PER SHARE RESULTS (Continued)
Options and warrants to purchase shares that have been excluded from the determination of diluted earnings per share because they were antidilutive (the exercise price is higher than the average current market price for the period) amount to 1,138,482 and 93,163 shares for the three-month periods ended September 30, 2009 and 2008, respectively, and 1,262,717 and 67,029 shares for the nine-month periods ended September 30, 2009 and 2008, respectively.

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

	September 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$16,676,072	$480,010	$1,708	$17,154,374
Mortgage-backed	56,378,994	1,947,002	-	58,325,996
Collateralized mortgage obligations	76,248,556	1,732,676	64,380	77,916,852
Municipals	43,281,539	1,405,841	137,630	44,549,750
Other equity securities	590,678	-	228,232	362,446

	$193,175,839	$5,565,529	$431,950	$198,309,418

	December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$10,664,833	$169,315	$2,313	$10,831,835
Mortgage-backed	67,308,567	1,707,655	39,863	68,976,359
Municipals	26,089,420	177,788	917,537	25,349,671
Other equity securities	565,255	4,989	79,491	490,753

	$104,628,075	$2,059,747	$1,039,204	$105,648,618

Proceeds from sales of available for sale securities in 2009 totaled $10,743,929 resulting in gross gains of $109,777 and no losses.  Proceeds from sales of available for sale securities in 2008 totaled $1,543,197 resulting in gross gains of $15,535 and no losses.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)
The following tables show investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008. The September 30, 2009 unrealized losses on investment securities relate to one U.S. Government agency security, six collateralized mortgage obligations, six municipal securities and two marketable equity securities. The December 31, 2008 unrealized losses on investment securities relate to two U.S. Government agency securities, nine mortgage-backed securities, twenty-six municipal securities and one marketable equity security. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased.  The unrealized losses will reverse at maturity or prior to maturity if market interest rates decline to levels that existed when the securities were purchased.  Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

	September 30, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$3,406,139	$1,708	$-	$-	$3,406,139	$1,708
Mortgage-backed	-	-	-	-	-	-
Collateralized mortgage Obligations	8,630,276	64,380	-	-	8,630,276	64,380
Municipals	887,021	7,205	2,949,443	130,425	3,836,464	137,630
Marketable equity	269,247	42,033	93,199	186,199	362,446	228,232

Total temporarily impaired securities	$13,192,683	$115,326	$3,042,642	$316,624	$16,235,325	$431,950

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$972,624	$2,313	$-	$-	$972,624	$2,313
Mortgage-backed	1,768,974	22,558	1,097,179	17,305	2,866,153	39,863
Collateralized mortgage Obligations	-	-	-	-	-	-
Municipals	13,246,896	755,550	986,586	161,987	14,233,482	917,537
Marketable equity	-	-	206,366	79,491	206,366	79,491

Total temporarily impaired securities	$15,988,494	$780,421	$2,290,131	$258,783	$18,278,625	$1,039,204

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)
At September 30, 2009 and December 31, 2008, investment securities with a carrying value of $90,042,111 and $63,602,694, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale at September 30, 2009 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value

Due within one year	$28,771,262	$29,660,188
Due after one year through five years	99,953,380	102,541,461
Due after five years through ten years	41,731,300	42,850,135
Due after ten years	22,129,219	22,895,188
Other equity securities	590,678	632,446

	$193,175,839	$198,309,418

At September 30, 2009, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company is $11.8 million.  On August 12, 2009, FHLB declared an annualized dividend for the second quarter of 0.84% and announced that it would continue its previously disclosed practice of not repurchasing activity-based excess capital stock held by members.  The FHLB will continue to evaluate quarterly whether to repurchase excess stock.  Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of September 30, 2009 or December 31, 2008.  Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Company.

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

Based on the evaluation performed at inception and through the current date, these derivative instruments qualify for cash flow hedge accounting. Therefore, the cumulative change in fair value of the interest rate swaps, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged trust preferred debenture and subordinated term loan, will be deferred and reported as a component of other comprehensive income (“OCI”). Any hedge ineffectiveness will be charged to current earnings.

Since the floating index and reset dates are based on identical terms, management believes that the hedge relationship of the cumulative changes in expected future cash flows from the interest rate swaps and the cumulative changes in expected interest cash flows from the trust-preferred debentures and subordinated term loan agreement will be highly effective. For the three and nine months ended September 30, 2009, management has determined that there is no hedge ineffectiveness.

The notional amount of the debt obligations being hedged was $15.5 million and the fair value of the interest rate swap liability, which is recorded in accrued expenses and other liabilities at September 30, 2009, was an unrealized loss of $346,857.

The following table discloses the location and fair value amounts of derivative instruments designated as hedging instruments under SFAS No. 133 in the consolidated balance sheets.

	September 30, 2009
			Estimated Fair
	Balance Sheet	Notional	Value of
	Location	Asset(Liability)	Amount

Trust preferred securities:
Interest rate swap	Other liabilities	$4,000,000	$(75,254)
Interest rate swap	Other liabilities	4,000,000	(103,362)

Subordinated term loan agreements:
Interest rate swap	Other liabilities	3,750,000	(70,922)
Interest rate swap	Other liabilities	3,750,000	(97,319)
		$15,500,000	$(346,857)

See Note F for additional information.

The following table discloses activity in accumulated OCI related to the interest rate swaps during the nine month period ended September 30, 2009.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
September 30, 2009

Accumulated OCI resulting from interest rate swaps as of January 1, net of tax	$-
Other comprehensive loss recognized during nine month period ended September 30, net of tax	(213,143)
Accumulated OCI resulting from interest rate swaps as of September 30, net of tax	$(213,143)

The Company monitors the credit risk of the interest rate swap counterparty.

NOTE F - FAIR VALUE MEASUREMENT
Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. See Note H for discussion concerning recent guidance for transactions that are not orderly. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the assets or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction and the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market. In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy.

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of September 30, 2009, the Company carried certain marketable equity securities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of September 30, 2009, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale, impaired loans secured by real estate and derivative liabilities.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of September 30, 2009, while the Company did not carry any financial assets or liabilities, measured on a recurring basis, at fair value hierarchy Level 3, the Company did value certain financial assets, measured on a non-recurring basis, at fair value hierarchy Level 3.

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

Derivative Liabilities
Derivative instruments at September 30, 2009 include interest rate swaps and are valued using models developed by third-party providers. This type of derivative is classified as Level 2 within the valuation hierarchy.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value on a Nonrecurring Basis.  The Company measures certain assets and liabilities at fair value on a nonrecurring basis, as described below.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan or asset as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan or asset as nonrecurring Level 3.   There were $40.5 million in impaired loans at September 30, 2009, of which $22.4 million in loans showed impairment and had a specific reserve of $5.7 million.  Impaired loans totaled $16.7 million at December 31, 2008.  Of such loans, $11.6 million had specific loss allowances aggregating $4.1 million at that date.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - FAIR VALUE MEASUREMENT (Continued)
Foreclosed Real Estate
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at fair value subject to future impairment. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Below is a table that presents information about assets measured at fair value at September 30, 2009 and December 31, 2008:

			Fair Value Measurements at
			September 30, 2009, Using
	Total Carrying
	Amount in The		Quoted Prices	Significant
	Consolidated	Assets/(Liabilities)	in Active	Other	Significant
	Balance	Measured at	Markets for	Observable	Unobservable
	Sheet	Fair Value	Identical Assets	Inputs	Inputs
Description	9/30/2009	9/30/2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. Government obligations and agency	$17,154,374	$17,154,374	$-	$17,154,374	$-
Mortgage-backed	58,325,996	58,325,996	-	58,325,996	-
Collateralized mortgage obligations	77,916,852	77,916,852	-	77,916,852	-
Municipals	44,549,750	44,549,750	-	44,549,750	-
Marketable equity	362,446	362,446	362,446	-	-

Foreclosed real estate	5,295,562	5,295,562	-	-	5,295,562
Impaired loans	16,687,266	16,687,266	-	15,632,995	1,054,271
Derivative liabilities	(346,857)	(346,857)	-	(346,857)	-

			Fair Value Measurements at
			December 31, 2008, Using
	Total Carrying
	Amount in The		Quoted Prices	Significant
	Consolidated	Assets/(Liabilities)	in Active	Other	Significant
	Balance	Measured at	Markets for	Observable	Unobservable
	Sheet	Fair Value	Identical Assets	Inputs	Inputs
Description	12/31/2008	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$105,648,618	$105,648,618	$490,753	$105,157,865	$-
Foreclosed real estate	1,716,207	1,716,207	-	-	1,716,207
Impaired loans	7,556,644	7,556,644	-	6,787,739	768,905

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - FAIR VALUE MEASUREMENT (Continued)
ASC Topic 825 Financial Instruments, requires disclosure of fair value information about financial instruments on an interim basis, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. ASC Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In addition to the valuation methods previously described for investments available for sale and derivative assets and liabilities, the following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$17,822,480	$17,822,480	$10,282,789	$10,282,789
Investment securities	198,309,418	198,309,418	105,648,618	105,648,618
FHLB stock	11,776,500	11,776,500	7,264,000	7,264,000
Loans, net	758,214,633	735,692,000	772,792,283	784,667,000
Investment in life insurance	17,444,371	17,444,371	16,811,918	16,811,918
Accrued interest receivable	4,255,378	4,255,378	3,341,258	3,341,258

Financial liabilities:
Deposits	714,182,538	724,466,000	714,882,755	718,590,000
Short-term borrowings	88,000,000	88,574,000	37,706,000	39,925,000
Long-term borrowings	133,748,000	131,617,000	116,748,000	121,748,000
Interest rate swaps	346,857	346,857	-	-
Accrued interest payable	1,721,131	1,721,131	1,958,344	1,958,344

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

Based on a Black-Scholes option pricing model, the common stock warrants have been assigned a fair value of $2.28 per share or $2.4 million in the aggregate as of January 9, 2009.  Based on relative fair value, $2.4 million has been recorded as the discount on the preferred stock and will be accreted as a reduction in net income available for common shareholders over the next five years at approximately $0.5 million per year.  Correspondingly, $22.5 million was initially assigned to the preferred stock.  Through the discount accretion over the next five years, the preferred stock will be accreted up to the redemption amount of $24.9 million.  For purposes of these calculations, the fair value of the common stock warrant as of January 9, 2009 was estimated using the Black-Scholes option pricing model and the following assumptions:

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

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles (ASC Topic 105), which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”).  All existing accounting standards are superseded.  All other accounting guidance not included in the Codification will be considered non-authoritative.  The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.  The Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  The Codification is effective for our third-quarter 2009 financial statements and the principal impact on the Company’s financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In December 2007, FASB issued ASC 805-10-65 Transition Related to FASB Statement No. 141 (Revised 2007), Business Combinations (“ASC 805-10-65”), which establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. This guidance expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations.  The entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. This guidance requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS (continued)
In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired.  Acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. ASC 805-10-65 is effective for fiscal years beginning after December 15, 2008. The adoption on January 1, 2009, had no effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 810-10-65, Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“ASC 810-10-65”), which defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. This guidance requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to any noncontrolling interest must be clearly presented on the face of the consolidated statement of income. Changes in the parent’s ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be remeasured at fair value on the date control is lost, with any gain or loss recognized in earnings. ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008. Accordingly, the Company adopted the provisions of this guidance in the first quarter of 2009. The adoption on January 1, 2009, had no effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued ASC 815-10-65, Transition and Effective Date Related to SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“ASC 815-10-65”), which requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, ASC 815-10-65 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. ASC 815-10-65 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Company adopted the provisions of this guidance in the first quarter 2009.  The Company provided the required disclosure in Note E.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS (continued)
In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-10-65”), provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly.  This update also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of this update are effective for the Company’s interim period ending on June 30, 2009.  The adoption of this update did not materially effect the Company’s consolidated financial statements.

ASC 825-10-65, Transitions Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10-65”), requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  ASC 825-10-65 is effective for the Company’s interim period ending on June 30, 2009.  As ASC 825-10-65 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption did not materially affect the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“ASC 320-10-65”), amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The adoption did not materially effect the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855-10-05 through ASC 855-10-55 (“ASC 855-10”), Subsequent Events, which sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made.  Also, this statement requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued).  The guidance was effective and adopted for the period ended June 30, 2009.

In June 2009, the FASB issued the following standards:

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 166 “Accounting for Transfers of Financial Assets – an amendment of the FASB Statement No. 140” (SFAS No. 166).  As of September 30, 2009, SFAS No. 166 has not been incorporated within the FASB ASC.  SFAS No. 166 eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets.  SFAS No. 166 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009.  The disclosure requirements must be applied to transfers that occurred before and after the effective date.  Management is currently evaluating the effect that the provisions of SFAS No. 166 may have on the Company's consolidated financial statements.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS (continued)
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167).  As of September 30, 2009, SFAS No. 167 has not been incorporated within the FASB ASC. SFAS No. 167 contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures.  SFAS No. 167 effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated VIEs).  Management is currently evaluating the effect that the provisions of SFAS No. 167 may have on the Company's consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Fair Value Measurements and Disclosures Overall (ASC Topic 820-10) - “Measuring Liabilities at Fair Value.”  This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer.  The guidance provided in this ASU becomes effective on October 1, 2009.  Management is currently evaluating the effect that the provisions of this ASU may have on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE I - GOODWILL IMPAIRMENT
In accordance with FASB ASC 350-20-35 Goodwill-Subsequent Measurement (“ASC 350-20-35”), goodwill must be tested for impairment each year.  An impairment test can be performed at any date, as long as it is consistently used each year.  In 2008, the Company changed its annual testing date from December 31 to October 31.  If certain events occur prior to the annual impairment date, interim impairment tests are required to be performed.  Given the continued trading range of the Company’s stock price during the first nine months of 2009, management has re-evaluated and updated the goodwill impairment test quarterly.

In performing the first step (“step one”) of the goodwill impairment testing and measurement process to identify possible impairment, we utilized three general approaches to the valuation: the asset-based approach, the market approach, and the income approach. The indications of value that resulted from these three general approaches were then weighted to derive management’s conclusion of value.

At September 30, 2009, the results of the step one analysis suggest an indication of goodwill impairment.  The second step (“step two”) of the goodwill impairment testing has begun, but as of November 13, 2009, the testing has not been completed.  Step two will compare the implied fair value of goodwill to its carrying value.  The conclusion of the analysis will be the final determination as to whether impairment exists, and if so, to what extent, which could range up to the entire recorded balance of goodwill.  We expect the test results to be available during the fourth quarter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the periods ended September 30, 2009 and 2008. It should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted.  All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2009 AND
DECEMBER 31, 2008

Total assets increased by $95.4 million to $1.1 billion at September 30, 2009 from $968.3 million at December 31, 2008.  Earning assets are $992.1 million or 93% of total assets compared to $898.7 million or 92% at December 31, 2008.   Components of earning assets at September 30, 2009 are $772.0 million in gross loans, $210.1 million in investment securities and Federal Home Loan Bank (FHLB) stock and $10.0 in overnight investments and interest–earning deposits with correspondent banks.  Earning assets at December 31, 2008 consisted of $785.4 million in gross loans, $112.9 million in investment securities and FHLB stock and $366,000 in overnight investments and interest–earning deposits. Total deposits and stockholders’ equity at September 30, 2009 were $714.2 million and $123.5 million, respectively, compared to $714.9 million and $95.1 million at December 31, 2008.

Gross loans outstanding declined by $13.4 million over the first nine months of 2009. In conjunction with a core data processing conversion occurring in early March, the Company reclassified certain loans within the portfolio so that reporting is more consistent with the collateral of a particular loan rather than the purpose.  For instance, loans secured by homes purchased as investment property or for a commercial business purpose were previously reported as commercial real estate whereas they are now reported as residential real estate mortgages.  Loans secured by commercial building lots were previously reported as commercial real estate and are now reported as construction and land development.  Reclassifications of loan types through the conversion process resulted in $164.6 million of commercial real estate loans and $2.1 million consumer loans being shifted to $81.8 million of construction and land development, $70.7 million residential mortgages, $9.3 million home equity loans and $4.9 million commercial and industrial.  When considering these reclassifications, the net growth in the portfolio for 2009, by category, was as follows: increases in commercial real estate, residential mortgage and consumer loans of $51.4 million, $5.7 million and $1.6 million, respectively, and decreases in construction and land development, commercial & industrial loans and home equity loans and lines of $63.5 million, $7.5 million and $1.2 million, respectively. The composition of the loan portfolio, by category, as of September 30, 2009 is 46% commercial mortgage loans, 23% construction loans, 12% residential mortgage loans. 10% commercial loans, 8% home equity loans and lines, and 1% consumer loans.  The composition of the loan portfolio, by category and as adjusted for the reclassifications, as of December 31, 2008 was 39% commercial mortgage loans, 31% construction loans, 11% residential real estate mortgage loans, 10% commercial loans, 8% home equity loans and lines and 1% consumer loans.

Loans for commercial real estate, construction, acquisition and development and land comprised 69% of the total loan portfolio at September 30, 2009.  A more detailed breakdown of loans in those sectors is presented in the table below:

Breakdown of Commercial Real Estate
Total Aggregate
Exposure
Loan Type	(in thousands)
Non owner occupied investment property	$170,239
Owner occupied commercial property	165,214
Multi-family investment property	20,741
Agriculture/Farmland	848
Other	145
Subtotal	357,187
Deferred unearned interest	(593)
Total commercial real estate loans	$356,594

Breakdown of Construction, Acquisition & Development
Total Aggregate
Exposure
Loan Type	(in thousands)
Land acquisition and development	$133,173
1 to 4 family residential construction	25,083
Commercial construction	20,986
Subtotal	179,242
Deferred unearned interest	(161)
Total construction, acquistition & development	$179,081

The Company had an allowance for loan losses at September 30, 2009 of $13.8 million or 1.79% of outstanding loans compared to $12.6 million or 1.60% at December 31, 2008.  At September 30, 2009, there were seventy loans totaling $16.5 million in non-accrual status.  There were 31 loans totaling $4.9 million related to one-to-four family residential property including mortgages, home equity loans and lines or construction loans, 13 loans totaling $7.6 million related to land acquisition and development and 4 loans totaling $0.8 million related to commercial real estate.  The remaining $3.2 million of non-accrual loans are consumer and commercial and industrial loans.  There were no loans past due 90 days or more still accruing interest at September 30, 2009.  Non-performing loans as a percentage of total loans at September 30, 2009 were 2.14%.  At December 31, 2008, there were fifty loans totaling approximately $13.1 million in non-accrual status. Thirty-five of those loans totaling approximately $5.7 million represent one borrowing relationship. As of September 30, 2009, eighteen of these thirty-five loans had been foreclosed and two of those properties have been sold.  Properties securing three of the non-accrual loans were sold by the borrower prior to the foreclosure process and twelve loans remain in non-accrual status.  These properties have not been foreclosed on as the borrower has been engaged in the completion and disposal process.  Of the remaining $7.4 million in non-accruals at December 31, 2008, an additional $4.5 million of loans were to land developers or residential builders.  The remaining $2.9 million of non-accrual loans were spread between commercial loans and residential investment properties.  The percentage of non-performing loans to total loans at December 31, 2008 was 1.67%.  For a more detailed discussion, see the section entitled Non-Performing Assets.

The Company has investment securities with an amortized cost of $193.2 million at September 30, 2009.  All investments are accounted for as available for sale and are presented at their fair market value of $198.3 million compared with $105.6 million at year-end 2008.  The Company’s investment securities at September 30, 2009, consist of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and marketable equity securities.  The increase in the available for sale portfolio during of 2009 was the net result of $130.5 million in new purchases, a $4.2 million increase in the fair value of the portfolio, less $30.6 million in principal re-payments and maturities, $10.6 million in sales and $727,000 in net amortization of premiums.  The Company implemented a leverage strategy to offset the impact on earnings per share anticipated as a result of having to pay dividends on the investment made by the US Treasury pursuant to the Capital Purchase Program (CPP).  While the funds received through the CPP have been allocated for the purpose of making loans to purchasers of completed properties held in inventory by residential construction customers, an amount equal to the CPP funds was leveraged four times and used to purchase investment securities. The additional spread earned on the strategy will offset reduction in earnings per share for common shareholders due to payment of the preferred dividend.

The Company owns $11.8 million of Federal Home Loan Bank stock at September 30, 2009 compared to $7.3 million at December 31, 2008.  The increase was required due to the increased level of borrowing necessitated by the leverage strategy discussed above.

There were $5.5 million in Federal funds sold at September 30, 2009 compared to $99,000 at December 31, 2008.  The increase in Fed funds sold reflects on-balance sheet liquidity used to fund loans, redeem maturing deposits and borrowings and for deposit fluctuations of non-maturing deposit types.

Interest-earning deposits held at correspondent banks increased by approximately $4.2 million from $267,000 at December 31, 2008 to $4.4 million at September 30, 2009.  Interest-earning funds held at correspondent bank accounts are used primarily for the purchase of new investment securities and for other liquidity purposes.

Non-earning and other assets increased by approximately $5.3 million between December 31, 2008 and September 30, 2009.  Bank premises and equipment had a net increase of $1.1 million as the Company opened two branch offices during the second quarter.  Amounts representing interest receivable on loans, securities and other interest-earning assets increased by $914,000 to $4.3 million and non-interest earning cash due from banks, the majority of which represents checks in the process of being collected through the Federal Reserve payment system, declined by $2.1 million.  For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows.

Other real estate owned by the Company was $5.3 million at September 30, 2009 compared with $1.7 million at December 31, 2008.  The net increase in other real estate owned of $3.6 million was comprised of $8.2 million in new foreclosed property, $4.5 million in proceeds from the sale of properties and $45,000 in write-downs or losses recognized on the disposals.

Total deposits decreased by $700,000 between December 31, 2008 and September 30, 2009 from $714.9 million to $714.2 million.  The Company has been focusing its efforts on improving core deposit volumes and introduced a new interest-bearing checking account that rewards depositors with a higher rate of interest if they modify their account activity behavior to include more electronic methods of transactions and statement receipt.  As a result, interest-bearing checking balances have increased by $32.8 million. Savings account balances have increased by $1.1 million.  Money market account balances have declined by $14.8 million; however, the Company lost one account in the amount of $14.0 million in January and an escrow account in the amount of $10.1 million for a denovo financial institution in April.  Time deposit account balances have declined by $22.9 million over the first nine months of 2009, reflecting a decrease in brokered time deposits of $37.2 million, which was partially offset by an increase of $14.3 million in other retail time deposits.  The renewed focus on relationships, core deposit generation and a more conservative growth strategy has resulted in reduced dependence on brokered money.

The composition of the deposit base, by category, at September 30, 2009 is as follows: 62% time deposits, 11% interest-bearing demand deposits, 10% money market, 9% non-interest-bearing demand deposits and 8% statement savings accounts.  The composition of the deposit base, by category, at December 31, 2008 was 65% time deposits, 12% money market, 9% non-interest-bearing demand deposits, 8% in statement savings and 6% in interest-bearing demand deposits.  Time deposits of $100,000 or more totaled $349.0 million at September 30, 2009 compared to $359.3 million at December 31, 2008.  The Company uses brokered certificates of deposit as an alternative funding source.  Brokered deposits represent a source of fixed rate funds priced competitively with FHLB borrowings, but do not require collateralization like FHLB borrowings.  Brokered deposits were $218.8 million at September 30, 2009 compared with $256.1 million at December 31, 2008.

The Company had total borrowings of $221.7 million at September 30, 2009 compared with $154.5 million at December 31, 2008.  The composition of borrowings is $118.0 million in long-term advances and $33.0 million in short-term advances from the Federal Home Loan Bank of Atlanta (FHLB), $55.0 million in Federal Reserve Bank discount window funds, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary and $7.5 million in a subordinated term loan issued to a non-affiliated financial institution.  Borrowings at December 31, 2008 included $99.0 million in long-term FHLB advances, $29.0 million in short-term FHLB advances, $8.2 million in junior subordinated debt, $7.5 million in a subordinated term loan, $2.0 million outstanding on a holding company line of credit and $8.7 million in federal funds purchased.

Accrued interest payable and other liabilities increased by $376,000 and were $4.3 million and $3.9 million at September 30, 2009 and December 31, 2008, respectively.

Between December 31, 2008 and September 30, 2009, total stockholders’ equity increased by $28.4 million. On January 9, 2009, the Company issued $24.9 million in Fixed Rate Cumulative Perpetual Preferred Stock, Series A under the US Treasury’s Capital Purchase Program.  In addition, the Company issued a warrant to purchase 833,705 shares of the Company’s common stock at an exercise price of $4.48 per share.  The warrant is immediately exercisable and expires ten years from the date of issuance.  The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter.  The preferred shares are redeemable at the option of the Company subject to regulatory approval.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED
SEPTEMBER 30, 2009 AND 2008

Net Income. Net income for the three-month period ended September 30, 2009, before adjusting for the effective dividend on preferred stock, was $637,000 compared to $746,000 for the prior year three-month period ended September 30, 2008. After adjusting for $422,000 in dividends and discount accretion on preferred stock, net income available for common shareholders for the current period was $214,000 or $0.02 per diluted share compared with $0.08 per diluted share for the quarter ended September 30, 2008.  Annualized return on average assets declined to 0.24% from 0.31% for the prior period.  Earnings in the current period were positively impacted by an improved net interest margin, which was more than offset by a higher loan loss provision in response to current economic conditions and an increase in non-interest operating expenses. Return on average equity for the current period was 1.89% compared to 4.37% for the prior period.  The decline in return on average equity is due to the lower level of earnings combined with higher capital from the issuance of the preferred stock.

Net Interest Income. Net interest income increased by 17% or $1.1 million from $6.3 million for the prior year three-month period to $7.4 million for the current period ended September 30, 2009.  The increase was attributable to a decrease in interest expense due to a lower cost of interest-bearing liabilities and the increase in interest income due to larger volumes of earning assets. The improved cost of funds and a greater percentage of earning assets to interest-bearing liabilities allowed the Company’s net interest margin to increase from 2.89% to 2.99%.

Total interest income increased by 2% or $275,000 to $14.1 million for the current three-month period compared to $13.8 million for the prior year period.  The net improvement resulted from a $1.3 million increase due to growth in earning assets and a $1.0 million decrease due to lower yields realized on those assets.  Total interest expense for the current period declined by $794,000 from $7.5 million to $6.7 million.  The decrease was the net result of a $1.3 million decline due to the lower cost of funding and a $505,000 increase due to growth in interest-bearing funds.

Total average earning assets increased $111.3 million or 13% from an average of $871.7 million to an average of $983.0 million for the current three-month period. The composition of the increase was as follows: the average balance of loans outstanding increased by 1% or $6.9 million from $765.5 million to $772.4 million, the average balance of the investment securities portfolio increased by 102% or $104.8 million from $102.8 million to $207.6 million and the average balance of federal funds sold and other interest-earning assets declined by $433,000 to $3.0 million from $3.4 million.  During the first quarter of 2009, the Company implemented the leverage strategy previously discussed to offset the impact on earnings available to common shareholders from paying the effective dividend on the preferred stock. As a result, the percentage of average loans to average earning assets for the current period declined by 9 basis points to 79% compared to 88% for the prior period.

Average interest-bearing liabilities increased by $92.2 million or 12% from $778.5 million for the quarter ended September 30, 2008 to $870.7 million for the current quarter.  Total interest-bearing deposits increased by $12.2 million or 2% from $630.6 million to $642.8 million.  Interest-bearing NOW accounts deposits experienced the largest increase averaging $65.4 million during the current year period compared to $34.5 million for the prior period.  Total borrowings increased by 54% or $80.0 million from $147.9 million to $227.9 million.  A significant portion of the increase resulted from the leverage strategy.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets.  The net interest margin for the three-month period ended September 30, 2009 was 2.99% compared to 2.89% for the prior year period.  The average yield on earning assets for the current three-month period decreased 62 basis points to 5.68% compared with 6.30% for the prior year period, while the average cost of interest-bearing funds decreased by 78 basis points to 3.03% from 3.81%.  The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, improved by 15 basis points from 2.49% to 2.64%.  The percentage of interest earning assets to average interest-bearing liabilities increased from 111.97% for the prior year period to 112.90% for the three months ended September 30, 2009.  An increase in the ratio of average earning assets to average interest-bearing liabilities indicates a decreased dependency on interest-bearing forms of funding to meet the demand of asset growth.

Between September 2007 and April 30, 2008, the Federal Reserve (the “Fed”) cut short-term interest rates seven times for a total of 325 basis points.  Between October 2008 and December 2008, the Fed cut rates another 175 basis points for a total of 500 hundred basis points over a relatively short 15 month period. The interest rate cuts were in response to the recession experienced in the US economy.

Approximately 44% of the Company’s loan portfolio has variable rate pricing based on the Prime lending rate or LIBOR (London Inter Bank Offering Rate).  The percentage of variable rate to total loans has declined from 50% at September 30, 2008.  As short-term rates have declined, variable rate loans repriced lower and new loans were made at the lower interest rate levels.  The Company has shifted its strategic focus from a growth orientation to a more performance-related, relationship orientation.  The Company is being more disciplined with loan pricing and implementing interest rate floors on variable rate loans when feasible.  As a result, the loan portfolio will not experience the same growth rates as has been seen in recent years, but should provide better yields.  This should also ease reliance on wholesale forms of funding.  While there is an attempt to focus on local market relationships, wholesale forms of funding will continue to make more sense from an economic standpoint at certain times.

The Company expects that net interest margin will expand in the coming months as approximately 61% of the time deposit portfolio carrying a weighted average rate of 3.29% matures in the next year and is subject to being renewed at lower rates.  The Company entered into interest rate swap agreements on $7.5 million subordinated loan agreement and $8.0 million trust preferred securities.  These two borrowings carry variable rates of interest based on three-month LIBOR.  We have swapped these variable cash flows for fixed rate cash flows for an average period of three and a half years.  In addition to adopting a funding strategy that pushes funding maturities further out into the future, these swaps will further protect the Company when rates do begin to rise.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended September 30, 2009 was $2.0 million compared to $1.3 million for the same period in 2008.  Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.”  The increase in the loan loss provision is primarily due to continuing credit quality issues resulting from the current economic conditions. The allowance for loan losses was $13.8 million at September 30, 2009, representing 1.79% of total outstanding loans.  See the sections on Nonperforming Assets and Analysis of Allowance for Loan Losses for additional details.

Non-Interest Income. Non-interest income increased by $70,000 to $1.1 million.  The following categories experienced increases over the prior period: earnings on cash value of bank owned life insurance, 19% or $36,000; mortgage loan origination fees, 18% or $34,000; fees on deposit accounts, 9% or $5,000 and customer service fees increased by 1% or $4,000.  The increase in mortgage loan origination fee income is attributable to a larger number of loan officers over the past twelve months and the increase in bank owned life insurance cash value is attributable to exchanging several older policies into higher yielding products.  During the third quarter of 2008, there was $121,000 of miscellaneous non-recurring fees included in other non-interest income.  During September 2009, the Company realized a $110,000 gain on the sale of available for sale securities.  We reclassified $2,000 of net losses on the sale of other real estate owned for the three month period ended September 30, 2008 to other loan collection expenses.

Non-Interest Expenses. For the current three-month period, non-interest expenses increased by $819,000 or 16% from $5.1 million to $5.9 million. The categories experiencing the greatest increases were personnel, occupancy, FDIC deposit insurance premium expense and loan related professional and collection expenses.   Total occupancy expenses have increased by 34% or $242,000 to $951,000 from $709,000.  The Company opened two new facilities during the second quarter of 2009, one of which serves as our main location for the City of Raleigh, North Carolina and houses a branch, the Raleigh Commercial Lending team, our mortgage and investment divisions as well as the human resource staff. FDIC deposit insurance premiums increased by 201% or $207,000.  The increase reflects the higher insurance assessment rates on deposits. Despite opening two new offices during the quarter and hiring additional support staff, total personnel expenses have increased by only 5% or $149,000 to $3.0 million compared to $2.9 million.  Loan and collection expenses have increased by $114,000 or 172% primarily as a result of expenses related to collections, foreclosures and losses pursuant to the disposition of assets acquired.  As previously mentioned, $2,000 in losses on the sale of other real estate was reclassified from non-interest income to non-interest expense for the three month period ended September 30, 2008.

Provision for Income Taxes. The Company recorded income tax expense of $58,000 for the three-months ended September 30, 2009 compared with $306,000 for the prior year period.  The effective tax rate for the current three-month period was 8.36% compared with 29.11% for the prior year period.  The significant decrease in the effective tax rate is attributable to lower pre-tax income and a larger percentage of income coming from tax exempt sources in the current quarter.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2009 AND 2008

Net Income. Net income for the nine-month period ended September 30, 2009, before adjusting for the effective dividend on preferred stock, was $1.8 million compared to $2.8 million for the prior year period.  After adjusting for $1.0 million in dividends and discount accretion on preferred stock, net income available for common shareholders for the current period was $809,000 or $0.08 per diluted share compared with $0.29 per diluted share for the quarter ended September 30, 2008.  Annualized return on average assets declined to 0.23% from 0.41% for the prior period.  Earnings in the current period were affected by a declining net interest margin, higher loan loss provisions due to an increase in credit quality issues and an increase in non-interest operating expenses. Return on average equity for the current period was 2.01% compared to 3.94% for the prior period.  The decline in return on average equity is due to the lower level of earnings combined with higher capital from the issuance of the preferred stock.

Net Interest Income. Net interest income increased by 14% or $2.7 million to $21.9 million for the current period compared to $19.2 million for the prior nine-month period.  Increased interest income from strong growth in earning assets was only partially offset by the impact of the lower interest rate environment and interest expense declined as a result of a continued reduction in the cost of interest-bearing funds.

Total interest income was $42.2 million for the current period compared to $40.7 million for the prior year period, an increase of $1.5 million or 4%.  The increase was comprised of a $5.8 million increase due to growth in average earning assets and a $4.3 million decrease due to the lower average yield earned on those assets.  Total interest expense declined by $1.2 million or 6% from $21.5 million for the prior year period to $20.3 million for the current period.  The decrease was the net result of a $4.1 million decrease due to the lower interest rate environment partially offset by a $2.9 million increase due to growth in interest-bearing liabilities.

Total average earning assets increased $154.5 million or 19% from an average of $834.7 million as of September 30, 2008 to an average of $989.2 million as of September 30, 2009.  The average balance of loans outstanding during the current nine-month period was $781.3 million reflecting a $52.4 million or 8% increase over the $728.9 million for the prior year period. The average balance of the investment securities portfolio for the current period was $202.6 million, increasing by $100.7 million or 99% compared to an average of $101.9 million.  The average balance of federal funds sold and other earning assets increased to $5.3 million compared to $3.9 million for the prior period.

Total average interest-bearing liabilities increased by $136.7 million or 19% from an average of $738.2 million for the prior period to $874.9 million for the current period.  Average interest-bearing deposits increased by $45.4 million or 8% growing from an average of $597.5 million at September 30, 2008 to $642.9 million at September 30, 2009.  Total average borrowings increased by $91.3 million or 65% to $232.0 million from $140.7 million for the prior year period.

The net interest margin for the period ended September 30, 2009 was 2.96% compared to 3.07% for the prior year period.  The average yield on earning assets declined 80 basis points to 5.71% compared with 6.51% for the prior year period, while the average cost of interest-bearing funds decreased by 79 basis points to 3.11% from 3.90%.  The spread between the rates paid on earning assets and the cost of interest-bearing funds decreased by 1 basis points from 2.61% to 2.60%.  The percentage of interest earning assets to interest bearing liabilities was basically unchanged at 113.06% compared to 113.07%.

Provision for Loan Losses. The Company’s provision for loan losses for the nine-month period ended September 30, 2009 was $4.8 million compared to $2.5 million for the prior year period.  Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.”  The increased loan loss provision for the current period is primarily due to a decline in credit quality and increased net charge-offs resulting from the current economic environment.  See the section entitled “Non Performing Assets” for more details.  The allowance for loan losses was $13.8 million at September 30, 2009, representing 1.79% of total outstanding loans.

Non-Interest Income. For the current nine-month period, non-interest income decreased by $88,000 to $2.7 million from $2.8 million.  The decline in non-interest income is primarily attributable to transactions within our investment portfolio and non-recurring revenue recorded in the prior year period.  In the current year, the Company recorded a write-down of $407,000 on a non-marketable equity security, which was partially offset by a $110,000 realized gain on the sale of available for sale debt securities, compared with a gain on sale of $16,000 in the prior year.  Several components of non-interest income have experienced period-over-period increases as follows: $229,000 in earnings on cash value of bank owned life insurance, $224,000 in mortgage loan origination fees, $25,000 in customer service fees and $5,000 in service charges on deposit accounts.  The increase in bank owned life insurance cash value is attributable to exchanging several older policies into higher yielding products and the increase in mortgage loan origination fee income is attributable to increasing the number of loan officers over the past twelve months. During 2008, there were three items totaling $238,000 reported as non-recurring revenue.  Losses on the sale of other real estate owned amounting to $75,000 in 2008 were reclassified from non-interest income to non-interest expense.

Non-Interest Expenses. Non-interest expenses increased by 17% to $17.8 million for the period ended September 30, 2009 compared with $15.3 million for the prior year period. The Company has added two branch locations and increased support staff during the past twelve months.  The four largest components of non-interest expense, personnel, occupancy, data processing and FDIC deposit insurance premiums, represent $14.1 million of total non-interest expenses.  Increases in these four categories accounted for 92% of the increase in non-interest expenses.  Due to changes in the regular quarterly premiums and a $493,000 special assessment, FDIC deposit insurance premiums increased 351% from $295,000 to $1.3 million.  Occupancy and equipment expenses increased by $579,000 or 29% from $2.0 million to $2.6 million due to the opening of two new branch offices during the first half of 2009.  Due to the new offices and the hiring of additional support staff, salaries and benefits expense increased by 5% or $416,000 from $8.6 million to $9.0 million.  The Company converted all data processing platforms in March 2009 and incurred some one-time, non-recurring expenses of $156,000 which was the partially explains the $308,000 increase in data processing costs.

Other non-interest expenses increased by $207,000 to $3.7 million for the first nine months of 2009 compared with $3.5 million for the prior year.  The largest components of other non-interest expenses include professional fees and services, office supplies and printing, advertising, and loan related fees.  Management expects that as the complexity and size of the Company increases, expenses associated with these categories will continue to increase.    As previously mentioned, losses recognized on the disposal of other real estate owned were $75,000 reclassified from non-interest income to non-interest expenses for 2008 period.

Provision for Income Taxes. The Company recorded income tax expense of $172,000 during the nine-months ended September 30, 2009 compared to $1.3 million for the prior year period.  The effective tax rates for the two periods were 8.62% and 32.50%, respectively.  The decrease is due to a combination of lower levels of pre-tax income and a larger percentage of income earned from tax exempt sources in the current six-month period.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company's assets and liabilities for the three and nine-month periods ended September 30, 2009 and 2008. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance.  For purposes of the analysis, Federal Home Loan Bank stock is included in Investment Securities totals.

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)
	For the Three Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets
Loan portfolio	$772,419	$11,987	6.16%	$765,539	$12,571	6.53%
Investment securities	207,599	2,081	4.01%	102,764	1,206	4.69%
Fed funds and other interest-earning assets	2,987	1	0.13%	3,420	17	1.98%
Total interest-earning assets	983,005	14,069	5.68%	871,723	13,794	6.30%
Noninterest-earning assets	76,990			69,594
Total Assets	$1,059,995			$941,317

Interest-bearing liabilities
Interest-bearing NOW	$65,362	316	1.92%	$34,506	10	0.12%
Money market and savings	134,105	456	1.35%	158,346	1,067	2.68%
Time deposits	443,337	4,113	3.68%	437,762	4,876	4.43%
Short-term borrowings	107,389	507	1.87%	14,803	126	3.39%
Long-term debt	120,487	1,265	4.11%	133,112	1,372	4.03%
Total interest-bearing liabilities	870,680	6,657	3.03%	778,529	7,451	3.81%
Non-interest bearing deposits	63,551			64,469
Other liabilities	3,268			3,495
Total Liabilities	937,499			846,493
Stockholders' Equity	122,496			94,824
Total Liabilities & Stockholders' Equity	$1,059,995			$941,317

Net interest income		$7,412			$6,343
Interest rate spread			2.64%			2.49%
Net interest-margin			2.99%			2.89%

Percentage of average interest-earning assets to average interest-bearing liabilities			112.90%			111.97%

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)
	For the Nine Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earnings assets
Loan portfolio	$781,311	$36,089	6.18%	$728,901	$36,978	6.78%
Investment securities	202,570	6,134	4.04%	101,916	3,640	4.76%
Fed funds and other interest-earning assets	5,326	8	0.20%	3,920	75	2.56%
Total earning assets	989,207	42,231	5.71%	834,737	40,693	6.51%
Noninterest-earning assets	72,136			66,405
Total Assets	$1,061,343			$901,142

Interest-bearing liabilities
Interest-bearing NOW	$54,085	594	1.47%	$34,727	41	0.16%
Money market and savings	135,555	1,427	1.41%	158,888	3,140	2.64%
Time deposits	453,306	13,176	3.89%	403,903	13,984	4.63%
Short-term borrowings	110,631	1,477	1.78%	14,274	333	3.12%
Long-term debt	121,356	3,646	3.96%	126,436	4,037	4.21%
Total interest-bearing liabilities	874,933	20,320	3.11%	738,228	21,535	3.90%
Non interest-bearing deposits	62,069			65,562
Other liabilities	3,092			3,138
Total Liabilities	940,094			806,928
Stockholders' Equity	121,249			94,214
Total Liabilities & Stockholders' Equity	$1,061,343			$901,142

Net interest income		$21,911			$19,158
Interest rate spread			2.60%			2.61%
Net margin			2.96%			3.07%
Percentage of average interest-earning assets to average interest bearing liabilities			113.06%			113.07%

VOLUME/RATE VARIANCE ANALYSIS

The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three and nine-month periods ended September 30, 2009 and 2008.  The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns).  The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis
	Three Months Ended September 30,
	2009 vs. 2008
	(in Thousands)
	Increase (Decrease) Due to

	Volume	Rate	Total
Interest Income
Loan portfolio	127	(711)	(584)
Investment Securities	1,146	(271)	875
Fed funds and other interest-earning assets	(1)	(15)	(16)
Total interest-earning assets	1,272	(997)	275

Interest Expense
Interest-bearing NOW	79	227	306
Money market and savings	(122)	(489)	(611)
Time deposits	64	(827)	(763)
Short-term borrowings	614	(233)	381
Long-term debt	(130)	23	(107)
Total interest-bearing liabilities	505	(1,299)	(794)

Net interest income	767	302	1,069

Rate/Volume Analysis
	Nine Months Ended September 30,
	2009 vs. 2008
	(in Thousands)
	Increase (Decrease) Due to

	Volume	Rate	Total
Interest Income
Loan portfolio	2,522	(3,411)	(889)
Investment Securities	3,316	(822)	2,494
Fed funds and other interest-earning assets	15	(82)	(67)
Total interest-earning assets	5,853	(4,315)	1,538

Interest Expense
Interest-bearing NOW	118	435	553
Money market and savings	(355)	(1,358)	(1,713)
Time deposits	1,566	(2,374)	(808)
Short-term borrowings	1,766	(622)	1,144
Long-term debt	(165)	(226)	(391)
Total interest-bearing liabilities	2,930	(4,145)	(1,215)

Net interest income	2,923	(170)	2,753

NONPERFORMING ASSETS

The table below sets forth, for the periods indicated information about our nonaccrual loans, restructured loans, total nonperforming loans, and total nonperforming assets.

	At September 30,		At December 31,
	2009	2008	2008	2007
	(Dollars in thousands)

Nonaccrual loans	$16,540	$2,771	$13,094	$2,726
Accruing loans past due 90 days or more	-	-	-	-

Total nonperforming loans	16,540	2,771	13,094	2,726

Real estate owned	5,296	1,870	1,716	272
Repossessed assets	2	-	-	-

Total nonperforming assets	$21,838	$4,641	$14,810	$2,998
Restructured loans not in categories listed above	$9,525	$-	$-	$-
Allowance for loan losses	13,782	9,988	12,585	8,273
Nonperforming loans to period end loans	2.14%	0.36%	1.53%	0.40%
Allowance for loan losses to period end loans	1.79%	1.30%	1.60%	1.22%
Allowance for loan losses to nonperforming loans	83%	360%	96%	303%
Nonperforming assets to total assets	2.05%	0.49%	1.67%	0.36%
Nonperforming assets and loans past due 90 days or more to total assets	2.05%	0.49%	1.67%	0.36%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis.  We account for loans on a nonaccrual basis when we have serious doubts about the collectability of principal or interest.  Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days.  We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement.  Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.  Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition.  We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur.  Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms.  These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses.  At September 30, 2009, we identified thirty-three loans totaling $8.4 million as potential problems loans.  Of the $8.4 million in potential problem loans, seventeen loans totaling $7.5 million are concentrated in the residential construction and land acquisition and development sectors. There were thirty-two foreclosed properties valued at a total of $5.3 million and seventy nonaccrual loans totaling $16.5 million.  Foreclosed property is valued at the lower of appraised value or the outstanding loan balance. Interest foregone on nonaccrual and charged-off loans for the nine-month period ended September 30, 2009 was $722,000. There are thirteen loans totaling $9.5 million that are considered troubled debt restructurings.  These loans are all in accrual status earning interest at the modified rate.

At September 30, 2008, there were seven foreclosed properties valued at a total of $1.9 million and eight nonaccrual loans totaling $2.8 million.  Interest foregone on nonaccrual loans for the nine-month period ended September 30, 2008 was $115,000. At September 30, 2007, there were six foreclosed properties valued at $249,000 and eleven nonaccrual loans totaling $1.4 million.   Interest foregone on nonaccrual loans for the nine-month period ended September 30, 2007 was approximately $45,100. There were no troubled debt restructurings at September 30, 2008.

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

The predetermined allowance percentages to be applied to loans possessing risk grade 1 through 6 are determined by using the historical charge-off percentages and adding management’s qualitative factors.  For each individual loan type, we calculate the average historical charge-off percentage over a five year period.  The current year charge-offs are annualized and included as one of the five years under consideration.  The resulting averages represent a charge-off in a more normalized environment.  To those averages, management adds qualitative factors which are more a reflection of current economic conditions and trends.  Together, these two components comprise the reserve.

Those loans that are identified through the Company’s internal loan grading system as impaired are evaluated individually.  Each loan is analyzed to determine the net value of collateral, probability of charge-off and finally a potential estimate of loss.  When management believes a real estate collateral-supported loan will move from a risk grade 6 to a risk grade 7, a new appraisal is ordered.  The analysis is performed using current collateral values as opposed to values shown on appraisals which were obtained at the time the loan was made.  If the analysis of a real estate collateral-supported loan results in an estimated loss, a specific reserve is recorded.  Loans with risk grade 7 and 8 are re-evaluated periodically to determine the adequacy of specific reserves.  Fair values on real estate collateral are subject to constant change and management makes certain assumptions about how the age of an appraisal impacts current value.  Loans with risk grade codes of 7 or 8 that are either unsecured or secured by a general security agreement on business assets are generally reserved for at 100% of the loan balance.

Using the data gathered during the monthly evaluation process, the model calculates an acceptable range for allowance for loan losses.  Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses within that range.

The provision for the first nine months of 2009 was primarily the result of credit quality deterioration due to the current economic conditions in our markets.  The sectors of the loan portfolio being impacted most by the economic climate are residential construction and land acquisition and development. Other factors influencing the provision include net loan charge-offs.  For the nine-month period ended September 30, 2009, there were net loan charge-offs of $3.6 million compared with $2.5 million at September 30, 2008.  The allowance for loan losses at September 30, 2009 was $13.8 million, which represents 1.79% of total loans outstanding compared to $10.0 million or 1.30% as of September 30, 2008.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.  The changes in percentage of total loans reflect the reclassifications of loans during the conversion previously discussed.

Allocation of Allowance for Loan Losses
	At September 30,		At December 31,
	2009		2008
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)

Residential real estate loans	$1,133	12.36%	$103	11.43%
Home equity loans and lines	1,247	8.09%	469	8.11%
Commercial mortgage loans	3,557	46.21%	6,003	38.89%
Construction loans	5,166	23.19%	3,694	30.87%
Commercial and industrial loans	2,441	9.52%	1,953	10.30%
Loans to individuals	238	0.63%	363	0.40%

Total allowance	$13,782	100.00%	$12,585	100.00%

(1)
Represents total of all outstanding loans in each category as a percent of total loans outstanding. Percentages for December 31, 2008 have been changed to reflect the reclassification previously discussed.

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Nine-Month Period Ended September 30,
	2009	2008
	(Dollars in thousands)

Balance at the beginning of the year	$12,585	$8,273
Charge-offs:
Commercial and industrial loans	1,205	167
Commercial real estate loans	-	91
Construction, acquisition and development	1,736	569
Residential mortgage loans	721	-
Home equity lines and loans	195	-
Consumer loans	76	17

Total charge-offs	3,933	844

Recoveries
Commercial and industrial loans	65	9
Commercial real estate	-	3
Construction, acquisition and development	269	-
Residential mortgage loans	9	-
Consumer loans	-	-

Total recoveries	343	12

Net charge-offs	3,590	832

Provision for loan losses	4,787	2,547

Balance at the end of the period	$13,782	$9,988

Total loans outstanding at period-end	$771,997	$769,090

Average loans outstanding for the period	$781,311	$728,901

Allowance for loan losses to total loans outstanding	1.79%	1.30%

Annualized ratio of net charge-offs to average loans outstanding	0.61%	0.15%

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

As of September 30, 2009, liquid assets (cash and due from banks, interest-earning deposits with banks, fed funds sold and investment securities available for sale) were approximately $227.9 million, which represents 21% of total assets and 32% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $473.5 million of which $206.0 million is outstanding at September 30, 2009.  Outstanding commitments for undisbursed lines of credit, letters of credit and undisbursed investment commitments amounted to approximately $151.3 million.  Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings.  Certificates of deposit represented 61% of the Company’s total deposits at September 30, 2009 and 65% at December 31, 2008. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 49% and 50% of the Company’s total deposits at September 30, 2009 and December 31, 2008, respectively.  While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent Financial Corporation must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At September 30, 2009, the Company’s equity to asset ratio is 11.61%.  The Company’s ratios of Tier 1 capital to risk-weighted assets and total capital to risk-based assets are 11.49% and 13.64%, respectively.  The bank subsidiary is required to maintain capital adequacy ratios.  Crescent State Bank has Tier I capital to risk-weighted assets and total capital to risk-based assets ratios of 10.34% and 12.48%, respectively.

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

Item 4T. Controls and Procedures

Crescent Financial Corporation’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2009, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Company’s internal controls during the quarter ended September 30, 2009 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.
None that are material.

Item 1a.	Risk Factors.
Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Debt.
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits

(a)	Exhibits.

10.25	Amended And Restated Director’s Compensation Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION

Date: November 10, 2009	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

Date: November 10, 2009	By:	/s/ Bruce W. Elder
Bruce W. Elder
Principal Financial Officer