Form 10-K
period 2009-12-31
CRESCENT FINANCIAL CORP
filed 2010-03-31
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
☐ Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $31,414,494.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date:  9,626,559 shares of Common Stock outstanding as of March 31, 2010.

Documents Incorporated by Reference.
Portions of the registrant’s definitive proxy statement as filed with the Securities Exchange Commission in connection with its 2010 annual meeting are incorporated into Part III of this report.

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

CSB was incorporated on December 22, 1998 as a North Carolina-chartered commercial bank and opened for business on December 31, 1998.  Including its main office, CSB operates fifteen (15) full service branch offices in Cary (2), Apex, Clayton, Holly Springs, Pinehurst, Raleigh (3), Southern Pines, Sanford, Garner, Wilmington (2) and Knightdale, North Carolina.  The Southern Pines and Pinehurst offices were acquired through a merger with Centennial Bank of Southern Pines in August, 2003.

The Registrant operates for the primary purpose of serving as the holding company for CSB. The Registrant’s headquarters are located at 1005 High House Road, Cary, North Carolina 27513.

CSB operates for the primary purpose of serving the banking needs of individuals, and small- to medium-sized businesses in its market area. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer and personal loans, on-line banking, mortgage services and other associated financial services.

Lending Activities

General.  We provide a wide range of short- to medium-term commercial and personal loans, both secured and unsecured.  We also make real estate mortgage and construction loans and Small Business Administration guaranteed loans. Many of our commercial loans are collateralized with real estate in our market but such collateral is mainly a secondary, not primary, source of repayment.  We have maintained a balance between variable and fixed rate loans within our portfolio.  Variable rate loans accounted for 43% of the loan balances outstanding at December 31, 2009 while fixed rate loans accounted for 57% of the balances.

Our loan policies and procedures establish the basic guidelines governing our lending operations.  Generally, the guidelines address the types of loans that we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations.  All loans or credit lines are subject to approval procedures and amount limitations.  These limitations apply to the borrower’s total outstanding indebtedness to us, including the indebtedness of any guarantor.  The policies are reviewed and approved annually by the board of directors of the Bank.  We supplement our own supervision of the loan underwriting and approval process with annual loan audits by internal loan examiners and quarterly credit reviews performed by outside third party professionals experienced in loan review work.

Commercial Mortgage Loans.  Historically we have originated and maintained a significant amount of commercial real estate loans.  This lending involves loans secured principally by commercial office buildings, both investment and owner occupied.  We require the personal guaranty of principals where prudent and a demonstrated cash flow capability sufficient to service the debt.  The real estate collateral is a secondary source of repayment.  Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans.  Payments on such loans are often dependent on successful operation or management of the properties.  We also make loans secured by commercial/investment properties provided the subject property is typically either pre-leased or pre-sold before the Bank commits to finance its construction.

Construction Loans.  Another of our lending focuses has been construction/development lending.  We originate one to four family residential construction loans for custom homes (where the home buyer is the borrower and general contractor) and provide financing to builders who construct homes for re-sale.  We finance “starter” homes as well as “high-end” homes.  We generally receive a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes.  The Bank is active in the construction market and makes construction loans to builders of homes that are not pre-sold, but limits the number of such loans to any one builder.  This type of lending is only done with local, well-established builders and not with large or national tract builders.  We lend to builders in our market who have demonstrated a favorable record of performance and profitable operations.  We limit the number of unsold homes for each builder but there is no limit for pre-sold homes.  We will also finance small tract developments and sub-divisions; however, we seek to be only one of a number of financial institutions making construction loans in any one tract or sub-division.  We endeavor to further limit our construction lending risk through adherence to established underwriting procedures and the requirement of documentation for all draw requests.  We require personal guarantees of the principals, when appropriate, and demonstrated secondary sources of repayment on construction loans.  Construction loan repayments are sensitive to general economic conditions, the housing market and population migration patterns.

Over the past year we have reduced our concentration in construction and land development lending.  The economic conditions and their impact on the one-to-four family residential market has reduced both demand and increased the credit risk for this type of lending.  While we continue to evaluate credit opportunities presented in this line of business, we are actively trying to diversify our loan portfolio by being selective and trying to create opportunities in other loan types.

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

Residential real estate loans are made for purchasing and refinancing one to four family properties.  We offer fixed and variable rate options, but generally limit the maximum fixed rate term to five years.  We provide customers access to long-term conventional real estate loans through our mortgage loan department, which originates loans and brokers them for sale in the secondary market.  Such loans are closed by mortgage brokers and are not funded by us.  We are currently building our Mortgage Loan Division and anticipate that during 2010 we will move from a pure mortgage broker model to a correspondent model.  This will allow us to close loans in CSB’s name and be more competitive with loan pricing.  We anticipate that we will be an active originator of mortgage loans and continue to sell loans to national servicers only holding for our own account a small number of well-collateralized, non-conforming residential loans. Residential real estate loan collections are sensitive to economic market conditions, job loss and home valuation pressures.

The following table describes our loan portfolio composition by category, with 2008 and 2009 based on the new loan classifications discussed in Note B to the financial statements and prior periods based on historic classifications:
	At December 31,
	2009		2008		2007
		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Real estate - commercial	$359,450	47.28%	$305,808	38.88%	$350,961	51.85%
Real estate - residential	96,731	12.73%	89,873	11.43%	18,257	2.70%
Construction loans	179,228	23.58%	242,771	30.87%	184,019	27.18%
Commercial and industrial loans	55,360	7.28%	81,000	10.30%	72,930	10.77%
Home equity loans and lines of credit	64,484	8.48%	63,772	8.11%	45,258	6.69%
Loans to individuals	4,966	0.65%	3,199	0.41%	5,489	0.81%

Total loans	760,219	100.00%	786,423	100.00%	676,914	100.00%
Less: Net deferred loan fees	(871)		(1,046)		(998)
Total loans, net	$759,348		$785,377		$675,916

	At December 31,
	2006		2005
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Real estate - commercial	$304,823	55.36%	$174,039	52.92%
Real estate - residential	20,224	3.67%	14,914	4.54%
Construction loans	110,033	19.99%	46,607	14.17%
Commercial and industrial loans	67,822	12.32%	52,708	16.03%
Home equity loans and lines of credit	42,704	7.76%	34,921	10.62%
Loans to individuals	4,977	0.90%	5,670	1.72%

Total loans	550,583	100.00%	328,859	100.00%
Less: Net deferred loan fees	(764)		(537)
Total loans, net	$549,819		$328,322

The following table presents at December 31, 2009 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates that mature after one year.  For purposes of this presentation, all variable rate loans with an interest rate floor that is currently effective are considered fixed:
	Within	1-5	After 5
	1 Year	Years	Years	Total
	(In thousands)

Commercial mortgage	$63,343	$253,028	$43,079	$359,450
Residential mortgage	38,441	48,796	9,494	96,731
Construction loans	134,471	43,712	1,045	179,228
Commercial and industrial	33,723	21,094	543	55,360
Home equity lines and loans	4,269	6,932	53,283	64,484
Individuals	2,717	2,177	72	4,966

Total	$276,964	$375,739	$107,516	$760,219

Fixed rate loans				$455,839
Variable rate loans				27,416

				$483,255

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

Commitments and Contingent Liabilities

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit.  We apply the same credit standards to these commitments as we use in all of our lending activities and have included these commitments in our lending risk evaluations.  Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments.  See Note O of the “Notes to Consolidated Financial Statements.”

Asset Quality

We consider asset quality to be of primary importance and employ a third party loan reviewer to ensure adherence to the lending policy as approved by our board of directors.  It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated.  Credit administration, through the loan review process, validates the accuracy of the initial risk grade assessment.  In addition, as a given loan’s credit quality improves or deteriorates, it is credit administration’s responsibility to change the borrower’s risk grade accordingly.  On a quarterly basis, we undergo loan review by an outside third party who evaluates compliance with our underwriting standards and risk grading and provides a report detailing the conclusions of that review to our board of directors and senior management.  The Bank’s board requires management to address any criticisms raised during the loan review and to take appropriate actions where warranted.

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

Deposit Activities

We provide a range of deposit services, including non-interest bearing checking accounts, interest bearing checking and savings accounts, money market accounts and certificates of deposit.  These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits.  We use brokered deposits to supplement our funding sources, but we have made a strategic decision to reduce our overall reliance on brokered deposits.  We strive to establish customer relations to attract core deposits and the establishment or continuity of a core deposit relationship is a key factor in making a credit decision.

The following table sets forth for the years indicated the average balances outstanding and average interest rates for each major category of deposits:
	For the Year Ended December 31,
	2009		2008		2007
	(Dollars in thousands)
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest bearing deposits	$62,247	-	$64,938	-	$70,660	-

Interest bearing demand deposits	60,556	1.74%	34,073	0.19%	33,453	0.97%
Money market deposits	75,444	1.48%	79,145	2.80%	58,214	3.48%
Savings deposits	59,441	1.22%	78,759	2.26%	105,107	4.29%
Time deposits over $100,000	376,260	3.81%	338,193	4.50%	254,533	5.11%
Time deposits under $100,000	73,584	3.60%	80,397	4.73%	70,710	5.03%

Total interest bearing deposits	645,285	3.08%	610,567	3.78%	522,017	4.49%

Total average deposits	$707,532	2.81%	$675,505	3.41%	$592,677	3.95%

	For the Year Ended December 31,
	2006		2005
	(Dollars in thousands)
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Non-interest bearing deposits	$56,376	-	$42,641	-

Interest bearing demand deposits	37,876	1.46%	39,609	1.05%
Money market deposits	51,926	3.52%	41,548	2.16%
Savings deposits	40,694	4.51%	4,952	1.79%
Time deposits over $100,000	154,538	4.82%	110,312	3.30%
Time deposits under $100,000	72,440	3.51%	58,787	3.13%

Total interest bearing deposits	357,474	3.97%	255,208	2.70%

Total average deposits	$413,850	3.43%	$297,849	2.31%

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2009:

Remaining maturity:	(in thousands)
Three months or less	$73,378
Over three months through one year	146,492
Over one year through three years	110,817
Over three years through five years	26,693
Total	$357,380

Borrowings

As additional sources of funding, we have established arrangements with the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank of Richmond and other correspondent banks.

We use advances from the Federal Home Loan Bank of Atlanta under a line of credit equal to 30% of CSB’s total assets ($309.7 million at December 31, 2009).  Outstanding advances at December 31, 2009 were $151.0 million. Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2009 advances were secured by investment securities available for sale with a fair value of $54.7 million and by loans with a carrying amount of $219.2 million, which approximates market value.

We have established a relationship to borrow at the Federal Reserve Bank’s Discount Window.  At December 31, 2009 we had pledged $82.8 million of loans to the discount window.  The loans pledged are construction loans, commercial and industrial loans and consumer loans.  The Federal Reserve Bank has established lending margins on the various collateral types and the loans we have pledged allow us to borrow between 75% and 80% of the collateral value.  At December 31, 2009 we had $50.0 million in outstanding discount window borrowings.

We may purchase federal funds through unsecured federal funds lines of credit aggregating $21.5 million.  These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of the advances.  These lines of credit are payable on demand and bear interest based upon the daily federal funds rate (between 0.00% and 0.25% at December 31, 2009).  There were no federal funds purchased at December 31, 2009.

Junior Subordinated Debt

In August of 2003, $8.3 million in trust preferred securities were placed through Crescent Financial Capital Trust I.  The trust has invested the total proceeds from the sale of its trust preferred securities in junior subordinated deferrable interest debentures issued by us.  The trust preferred securities pay cumulative cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 310 basis points.  The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible by us for income tax purposes.  On June 25, 2009, the Company entered into a derivative financial instrument which effectively swapped the variable rate payments for fixed payments.    We entered into a three year and four year swap each for one-half of the notional amount of the trust preferred securities for fixed rates of 5.49% and 5.97%, respectively.  The effective interest rate is currently 5.73%.  See Note N of the “Notes to Consolidated Financial Statements” for additional information.  The trust preferred securities mature on October 7, 2033 and are redeemable, subject to approval by the Federal Reserve, on January 7, April 7, July 7 or October 7 on or after October 7, 2008.  We have fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents.  Our obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness.  The principal reason for issuing trust preferred securities is that the proceeds from their sale qualify as Tier 1 capital for regulatory capital purposes (subject to certain limitations), thereby enabling us to enhance our regulatory capital positions without diluting the ownership of our stockholders.

Subordinated Debt

On September 26, 2008, the Company entered into an unsecured subordinated term loan agreement in the amount of $7.5 million.  The agreement calls for the Company to make quarterly payments of interest at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 400 basis points.  The subordinated term loan is deemed to be Tier 2 capital for regulatory capital purposes.  On June 25, 2009, the Company entered into a derivative financial instrument which effectively swapped the variable rate payments for fixed payments.  We entered into a three year and four year swap each for one-half of the notional amount of the trust preferred securities for fixed rates of 6.39% and 6.87%, respectively.  The effective interest rate is currently 6.63%.  See Note N of the “Notes to Consolidated Financial Statements” for additional information.  The subordinated term loan agreement matures on October 18, 2018 and can be prepaid, subject to the approval of the FDIC and other Governmental Authorities (if applicable), in incremental amounts not less than $500,000, by giving five business days notice prior to prepayment.  We do not have the right to prepay all or any portion of the loan prior to October 1, 2013 unless the loan ceases to be deemed Tier 2 capital for regulatory capital purposes.  Should the loan cease to be considered Tier 2 capital for regulatory capital purposes, the debt can either be structured as senior debt of the Company or be repaid.  The principal reason for entering into the subordinated term loan agreement was to enhance our regulatory capital position without diluting our shareholders.

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

Banking Technology

Because of the level of sophistication of our markets, we commenced operations with a full array of technology available for our customers.  Our customers have the ability to perform on-line banking and bill paying, access on-line check images, make transfers, initiate wire transfers, ACH originations and stop payment orders of checks.  We provide our customers with imaged check statements, thereby eliminating the cost of returning checks to customers and eliminating the clutter of canceled checks.  Our customers can choose to receive their account statement electronically which we encourage as part of a special relationship deposit account.  The account is designed to move customers into a more electronic, paper free environment which enhances fee income on debit card transactions and reduces mailing and other data processing charges.  Through branch image capture technology, CSB offers same day credit for deposits made prior to 5:00 pm.  We offer remote merchant capture which allows our customers to run check deposits through a scanner and deliver the image to the Bank electronically.

Strategy

Our strategy is three-fold: we are committed to achieving growth and performance through exceptional customer service and sound asset quality; we provide a comprehensive array of products and services; and we are able to adapt to a rapidly changing banking environment.  We place the highest priority on providing professional, highly personalized service – it’s the driving force behind our business.  Over the first ten years of our Company, we focused on loan growth as being the key to our short-term success, and although we have historically created earnings that compare favorably to a peer group of banks started in the late 1990’s, financial performance was secondary to asset growth.  As we begin our twelfth year of business, the Company will continue converting to a more mature bank whose strategy and goals are centered on becoming a high performance bank among our peer group.  As we continue along this new direction, asset growth will not be at the levels previously seen, and once we emerge from this global recession which continues to impact our asset quality, performance metrics should begin to improve.  We feel the past strategy and actions have helped to create a Company of size which was important in becoming a significant participant in the markets we serve. The future strategy and actions to create a high performing bank will leverage that size to create a Company of exceptional long-term shareholder value.

Primary Market Area

CSB’s market area includes the four central North Carolina counties of Wake, Johnston, Lee and Moore Counties and the coastal county of New Hanover.

According to the U.S. Census Bureau, the estimated 2008 population for the contiguous four county central North Carolina area was nearly 1.2 million reflecting a 34% increase over the last actual census data population conducted in 2000.   The largest of the four, Wake County, includes the state capital of Raleigh as well as the area known as Research Triangle Park, one of the nation’s leading technology centers.  Our market area is home to several universities and institutions of higher learning, including North Carolina State University.  Wake County has a diverse economy centered on state government, the academic community, the technology industry, the medical and pharmaceuticals sectors and the many small businesses that support these enterprises as well as the people that live and work in this area.  The estimated 2008 population in Wake County of over 866,000 is the second most populous county in the state and experienced a 4% increase between estimates for 2007 and those for 2008.  Johnston County is the second largest county in CSB’s central North Carolina footprint with a population estimate for 2008 of 163,000 and 4% growth over 2007 estimates.  Johnston County is one of the fastest growing counties in the state and is contiguous to the southeast of Wake County.  Lee and Moore Counties are located to the south of Raleigh in the region referred to as the Sandhills area, which is home to the towns of Pinehurst, Sanford and Southern Pines.  Moore County has an estimated 2008 population of 86,000 and Lee County is estimated to have a population of 59,000.  Both counties experienced 2% growth compared with 2007 estimates.  The region’s economy benefits from an emphasis on the golf industry due to the many world class golf courses located in the vicinity and also from a growing retiree population drawn to the mild climate and recreational activities afforded by the Sandhills area.

CSB is headquartered in Cary, the second largest city in Wake County and the seventh largest in North Carolina.  Cary has an estimated population of 136,000 as of June 30, 2009. Cary’ population has increased by 41,000 or 42% since the last actual census was conducted and an increase of 5,000 or 4% since the July 1, 2008 estimate.  The Town of Cary is served by several major highways, Interstates 40, 440 and 540, US 1, US 64, and NC 55. International, national, and regional airlines offer service from the Raleigh-Durham International Airport, which is less than five miles from Cary.  The people located in CSB’s central North Carolina footprint are relatively diverse, young and highly educated.  As of 2000, the latest date for which actual census data is available, over 60% of Cary’s population and over 37% of the estimated four county population 25 years or older had at least a bachelor’s degree. This educational level is due to the number of higher education institutions located in our market area as well as the Research Triangle Park’s high technology employee base.

The economic strength of the area is also reflected by the per capita income.  Per capita income for 2008 for the Raleigh-Cary metropolitan statistical area, as estimated by the Bureau of Economic Analysis, was $39,239 compared to $34,439 for North Carolina.  The median family income in the Raleigh-Cary metropolitan statistical area in 2009 was $76,900 according to the Federal Reserve Bank of Richmond compared to $62,108 for the State of North Carolina as shown by the Federal Home Loan Mortgage Corporation.  Cary is home to the world’s largest privately held software company, SAS Institute, and it has attracted prominent companies such as American Airlines Reservation Center, Western Wake Medical Center, Kellogg’s Snacks and MCI.  The Research Triangle Park houses major facilities of IBM, GlaxoSmithKline, Verizon Communications, the U.S. Environmental Protection Agency, Quintiles and numerous other technology and bio-medical firms.

New Hanover County is home to Wilmington, North Carolina as well as the University of North Carolina at Wilmington.  According to the Chamber of Commerce, Wilmington has a 2009 estimated population of approximately 101,000 while New Hanover County has a population of approximately 193,000.  Wilmington is the eighth largest city in North Carolina.  The median family income estimate for 2009 according to the Department of Housing and Urban Development was $57,600 and per capita income per the Bureau of Economic Analysis for 2008 was $33,036.  Wilmington has a sizable seaport and is the most eastern point in the United States of Interstate 40.  The area has become an important destination for the entertainment industry as over 200 movies or television shows have been produced in Wilmington.  The largest employers in Wilmington include the New Hanover Regional Medical Center, New Hanover Public Schools, General Electric, The University of North Carolina at Wilmington and PPD, Inc., a large pharmaceutical and biotech company.

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

For example, as of June 30, 2009 there were 438 offices of 42 different financial institutions across our five county footprint.  CSB ranked ninth in market share across that five county area with a combined 2.89% of the total combined deposit market.  There were 253 offices of 31 different financial institutions in Wake County, 79 offices of 20 different financial institutions in New Hanover County, 43 offices of 13 different financial institutions in Johnston County, 41 offices of 12 different financial institutions in Moore County and 22 offices of 11 different financial institutions in Lee County.  CSB’s market share in the individual counties we serve was 3.01%, 2.25%, 0.12%, 4.79% and 2.51%, respectively.  While we typically do not compete directly for loans with larger banks, they do influence our deposit products.  We do compete more directly with mid-size and small community banks that have offices in our market areas.

The enactment of legislation authorizing interstate banking has led to increases in the size and financial resources of some of our competitors. In addition, as a result of interstate banking, out-of-state commercial banks have acquired North Carolina banks and heightened the competition among banks in North Carolina.  For example, SunTrust Bank of Georgia, a large multi-state financial institution, has branches throughout our markets.

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

Employees

At December 31, 2009, the Registrant employed 151 full-time and 15 part-time employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

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

The FDIC amended its risk-based deposit assessment system to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, or the Reform Act. Under the revised system, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, was expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates were determined by the FDIC and for the period effective January 1, 2009 through March 31, 2009 (payment dated June 30, 2009 based on March 31, 2009 data) range from 12 to 14 basis points for the healthiest institutions (Risk Category I) to 50 basis points of assessable deposits for the riskiest (Risk Category IV). On February, 27, 2009, the FDIC Board of Directors adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009. The FDIC has introduced three adjustments that could be made to an institution's initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount.  The new rates will range from seven to 24 basis points for the healthiest institutions (Risk Category I) to 40 to 77.5 basis points of assessable deposits for the riskiest (Risk Category IV).

On October 3, 2008, Congress enacted into law the Emergency Economic Stabilization Act of 2008 (EESA).  The EESA established two major initiative programs; the Capital Purchase Program (CPP) and the Temporary Liquidity Guarantee Program (TLG). The TLG provided for two separate FDIC guarantee programs in which the Company chose to participate.   For the first program, the FDIC guaranteed newly issued senior unsecured debt issued between October 14, 2008, and June 30, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. The amount of debt covered by the guarantee could not exceed 125 percent of debt that was outstanding as of September 30, 2008 and scheduled to mature before June 30, 2009. If an insured depository institution had no eligible debt outstanding at September 30, 2008, the debt guarantee limit was established at 2% of total liabilities at September 30, 2008.  For eligible debt issued on or before June 30, 2009, coverage was only provided until June 30, 2012, even if the liability has not matured.  The second program guaranteed non-interest bearing and low interest bearing transaction accounts to an unlimited amount and was initially set to expire on December 31, 2009.  The program was extended to provide unlimited FDIC insurance coverage through June 30, 2010.  Additional assessment fees apply to funds guaranteed under these programs.

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

On February 27, 2009, the FDIC proposed amendments to the restoration plan for the DIF.  This amendment proposed the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009.  On March 5, 2009, the FDIC Chairman announced that the FDIC intended to lower the special assessment from 20 basis points to 10 basis points. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was not to exceed 10 basis points times the institution's assessment base for the second quarter 2009. The assessment was collected on September 30, 2009 and totaled $493,000.  The FDIC may impose an emergency special assessment of up to 10 basis points on all insured depository institutions whenever, after June 30, 2009, the FDIC estimates that the fund reserve ratio will fall to a level that the Board believes would adversely affect public confidence or to a level close to zero or negative at the end of a calendar quarter.  In addition, the FDIC received approval to require prepayment of the next three years premiums.  On December 31, 2009, the Company remitted approximately $4.2 million to prepay its premiums for 2010, 2011 and 2012.  Due to the continuing volume of bank failures, it is possible that higher deposit insurance rates or additional special assessments will be required to restore the DIF to the Congressionally established target and could have a significant impact on the financial results of the Company in future years.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk- adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2009, CSB was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 11.16%% and 13.32%%, respectively.

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

Community Reinvestment Act.  The purpose of the Community Reinvestment Act is to encourage financial institutions to help meet the credit needs of their entire communities, including the needs of low-and moderate-income neighborhoods.

The federal banking agencies have implemented an evaluation system that rates an institution based on its actual performance in meeting community credit needs.  Under these regulations, an institution is first evaluated and rated under three categories: a lending test, an investment test and a service test.  For each of these three tests, the institution is given a rating of either “outstanding,” “high satisfactory,” “low satisfactory,” “needs to improve,” or “substantial non-compliance.”  A set of criteria for each rating has been developed and is included in the regulation.  If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to its service area should be considered.  The ratings received under the three tests will be used to determine the overall composite CRA rating.  The composite ratings currently given are: “outstanding,” “satisfactory,” “needs to improve” or “substantial non-compliance.”

Community Reinvestment Act ratings are a factor considered by the FRB and the FDIC in considering applications to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than “satisfactory,” could result in the denial of such applications.

Limits on Loans to One Borrower.  FDIC regulations and North Carolina law impose restrictions on the size of loans that may be made to any one borrower, including related entities.  Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of the bank.  Loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the bank.

Transactions with Related Parties. Transactions between a state nonmember bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a state nonmember bank is any company or entity which controls, is controlled by or is under common control with the state nonmember bank.  In a holding company context, the parent holding company of a state nonmember bank and any companies which are controlled by such parent holding company are affiliates of the savings institution or state nonmember bank.  Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

Loans to Directors, Executive Officers and Principal Stockholders. State nonmember banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the applicable regulations thereunder on loans to executive officers, directors and principal stockholders.  Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state nonmember bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans-to-one-borrower limit and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus.  Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting.  Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (or any loans aggregating $500,000 or more).  Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders generally be made on terms substantially the same as offered in comparable transactions to other persons.  Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

State nonmember banks also are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers.  Section 22(g) of the Federal Reserve Act requires approval by the board of directors of a depository institution for such extensions of credit and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers.  In addition, Section 106 of the Bank Holding Company Act of 1956, as amended (“BHCA”) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

Additionally, North Carolina statutes set forth restrictions on loans to executive officers of state chartered banks, which provide that no bank may extend credit to any of its executive officers nor a firm or partnership of which such executive officers is a member, nor a company in which such executive officer owns a controlling interest, unless the extension of credit is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by the bank with persons who are not employed by the bank, and provided further that the extension of credit does not involve more than the normal risk of repayment.

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

For additional information about this transaction and the Company’s participation in the Capital Purchase Program, please see Note R to the Company’s audited consolidated financial statements included with this report and the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2009.

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

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders’ equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others.  As of December 31, 2009, the Registrant was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 11.37% and 13.53%, respectively.

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

ITEM 1A – RISK FACTORS
Item not applicable for smaller companies.

ITEM 2 – PROPERTIES

The following table sets forth the location of the Registrant’s main office and branch offices, as well as certain information relating to these offices to date.

Office Locations	Year Opened	Approximate Square Footage	Owned or Leased
Main Office 1005 High House Road Cary, NC	2000	8,100	Leased
Cary Office 1155 Kildaire Farm Road Cary, NC	1998	2,960	Leased
Apex Office 303 South Salem Street Apex, NC	1999	3,500	Leased
Clayton Office 315 East Main Street Clayton, NC	2000	2,990	Leased
Holly Springs Office 700 Holly Springs Road Holly Springs, NC	2003	3,500	Owned
Pinehurst Office 211-M Central Park Avenue Pinehurst, NC	2003	2,850	Leased
Southern Pines Office 185 Morganton Road Southern Pines, NC	2003	3,500	Leased
Sanford Office 870 Spring Lane Sanford, NC	2004	3,500	Structure owned with ground lease
Garner Office 945 Vandora Springs Road Garner, NC	2007	3,500	Leased
Falls of Neuse Office 6408 Falls of Neuse Road Raleigh, NC	2006	2,442	Owned
Wilmington Main Office 1508 Military Cutoff Road Wilmington, NC 28403	2006	6,634	Leased
Knightdale Office 7120 Knightdale Boulevard Knightdale, NC	2007	2,518	Owned
Wilmington Independence Office 2506 Independence Boulevard Wilmington, NC	2008	3,712	Structure owned with ground lease
Raleigh Creedmoor Office 7100 Creedmoor Road Raleigh, NC	2008	3,712	Owned
Raleigh Main Office 4711 Six Forks Road Raleigh, NC	2009	18,250	Leased
Raw land Zebulon, NC	2006	1.38 acres	Owned
Raw land Sanford, NC	2007	1.37 acres	Owned

Operations Locations	Year Opened	Approximate Square Footage	Owned or Leased
206 High House Road Cary, NC	2005	12,535	Leased

The total net book value of the Company’s real property used for business purposes, furniture, fixtures, and equipment on December 31, 2009 was $11,861,158.  All properties are considered by Company management to be in good condition and adequately covered by insurance.

ITEM 3 - LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject other than routine litigation that is incidental to its business.

ITEM 4 – [REMOVED AND RESERVED]

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s stock is listed on the NASDAQ Global Market under the symbol “CRFN.”  There were 9,626,559 shares outstanding at December 31, 2009 owned by approximately 2,600 shareholders.  The table below lists the high and low prices at which trades were completed during each quarter for the last two years.  The Company’s stock is considered thinly traded with less than ten thousand shares traded, on average, per day.  Our ability to pay cash dividends depends on the cash dividends we receive from the Bank.  However, the Bank is restricted in the amount of dividends it may pay.  See the section entitled Regulation in Item 1 for further disclosure regarding cash dividend payments.  Moreover, we do not expect to pay cash dividends on our common stock in the foreseeable future, as we intend to retain earnings in order to enhance our capital position.

	Low	High
January 1, 2008 to March 31, 2008	$7.94	$9.50

April 1, 2008 to June 30, 2008	5.71	8.43

July 1, 2008 to September 30, 2008	5.70	6.80

October 1, 2008 to December 31, 2008	3.12	6.30

January 1, 2009 to March 31, 2009	2.80	4.80

April 1, 2009 to June 30, 2009	2.89	4.50

July 1, 2009 to September 30, 2009	3.45	4.95

October 1, 2009 to December 31, 2009	3.00	4.89

See Item 12 of this Report for disclosure regarding securities authorized for issuance under equity compensation plans.

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the Years Ended December 31,

	2009	2008	2007	2006	2005
	(Dollars in thousands, except share and per share data)
Summary of Operations
Interest income	$56,206	$54,405	$54,872	$36,707	$22,827
Interest expense	26,620	29,070	28,217	17,257	8,872
Net interest income	29,586	25,335	26,655	19,450	13,955
Provision for loan losses	11,526	6,485	1,684	991	807
Net interest income after the provision for loan losses	18,060	18,850	24,971	18,459	13,148
Non-interest income	4,328	3,732	2,621	2,612	2,417
Non-interest expense	53,943	19,972	17,823	13,387	10,762
Income (loss) before income taxes	(31,555)	2,610	9,769	7,684	4,803
Income taxes	(1,329)	599	3,520	2,780	1,659
Net income (loss)	(30,226)	2,011	6,249	4,904	3,144
Effective dividend on preferred stock	1,617	-	-	-	-
Net income available (loss attributed) to common shareholders	$(31,843)	$2,011	$6,249	$4,904	$3,144

Per Share and Shares Outstanding(1)
Net income (loss), basic(2)	$(3.33)	$0.21	$0.68	$0.67	$0.58
Net income (loss), diluted(2)	$(3.33)	$0.21	$0.65	$0.64	$0.55
Book value at end of period	$6.92	$9.88	$9.75	$9.13	$6.52
Tangible book value	$6.83	$6.64	$6.42	$5.67	$5.93
Weighted average shares outstanding:
Basic	9,569,290	9,500,103	9,211,779	7,281,016	5,402,390
Diluted	9,569,290	9,680,484	9,635,694	7,614,804	5,682,447
Shares outstanding at period end	9,626,559	9,626,559	9,404,579	9,091,649	6,358,388

Balance Sheet Data
Total assets	$1,032,805	$968,311	$835,540	$697,909	$410,788
Total investments(3)	227,341	113,278	97,858	89,069	57,752
Total loans, net	741,781	772,792	667,643	542,874	323,971
Total deposits	722,635	714,883	605,431	541,881	322,081
Borrowings	216,748	154,454	135,003	69,699	45,212
Stockholders’ equity	89,520	95,092	91,659	83,034	41,457

Selected Performance Ratios
Return on average assets	(2.85)%	0.22%	0.80%	0.93%	0.84%
Return on average stockholders’ equity	(24.85)%	2.13%	7.15%	8.72%	10.34%
Net interest spread(4)	2.74%	2.55%	3.08%	3.29%	3.51%
Net interest margin(5)	3.09%	3.05%	3.79%	4.03%	4.01%
Non-interest income as a percentage of total revenue(6)	12.76%	12.85%	8.95%	11.84%	14.76%
Non-interest income as a percentage of average assets	0.41%	0.41%	0.34%	0.49%	0.64%
Non-interest expense to average assets	5.08%	2.18%	2.29%	2.53%	2.86%
Efficiency ratio(7)	159.06%	68.71%	60.88%	60.68%	65.73%
Average stockholders’ equity to average total assets	11.46%	10.32%	11.24%	10.64%	8.08%

Asset Quality Ratios
Net charge-offs to average loans outstanding	0.84%	0.29%	0.06%	0.02%	0.04%
Allowance for loan losses to period end loans	2.31%	1.60%	1.22%	1.26%	1.33%
Allowance for loan losses to non-performing loans	95%	96%	303%	5,145%	16,960%
Non-performing loans to period end loans	2.44%	1.67%	0.40%	0.02%	0.01%
Non-performing assets to total assets(8)	2.40%	1.53%	0.36%	0.03%	0.01%

	At or for the Years Ended December 31,

	2009	2008	2007	2006	2005
	(Dollars in thousands, except share and per share data)
Capital Ratios
Total risk-based capital ratio	13.53%	10.68%	10.51%	11.03%	13.68%
Tier 1 risk-based capital ratio	11.37%	8.53%	9.37%	9.88%	12.51%
Leverage ratio	9.03%	7.67%	8.56%	9.13%	11.51%
Equity to assets ratio	8.67%	9.82%	10.97%	11.90%	10.09%
Other Data
Number of full-service banking offices	15	13	12	11	9
Number of full-time equivalent employees	158	147	126	122	90

(1)	Adjusted to reflect the 10 % stock dividend distributed in 2007 and stock splits effected in the form of 15% stock dividends in 2006.
(2)	Computed based on the weighted average number of shares outstanding during each period.
(3)	Consists of interest-earning deposits, federal funds sold, investment securities and FHLB stock.
(4)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets on a tax equivalent basis.
(6)           Total revenue consists of net interest income and non-interest income.
(7)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.
(8)	Non-performing assets consist of non-accrual loans, accruing loans 90 days or more past due, restructured loans only if in non-accrual status, and foreclosed assets, where applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (“Crescent” or the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the years ended December 31, 2009 and 2008. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis.

The following discussion and analysis contains the consolidated financial results for the Company and Crescent State Bank for the years ended December 31, 2009, 2008 and 2007.  The Company had previously discontinued the consolidation of Crescent Financial Capital Trust I and began reporting the junior subordinated debentures that the Company issued in exchange for the proceeds that resulted from the issuance of the trust preferred securities.  The trust preferred securities are classified as long-term debt obligations.  Except for the accounting treatment, the relationship between the Company and Crescent Financial Capital Trust I has not changed.   Crescent Financial Capital Trust I continues to be a wholly owned subsidiary of the Company and the full and unconditional guarantee of the Company for the repayment of the trust preferred securities remains in effect.  The financial statements presented contain the consolidation of Crescent Financial Corporation and the Banks only.  The Company and its consolidated subsidiaries are collectively referred to herein as the Company unless otherwise noted.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2009 AND 2008

At December 31, 2009, the Company reported total assets of $1,032.8 million compared with $968.3 million at December 31, 2008.  Total assets increased by $64.5 million or 7% during the twelve month period.  Total earning assets increased by $86.5 million or 10% to $984.1 million compared with $897.6 million at the prior year end.  Earning assets at December 31, 2009 consisted of $759.3 million in gross loans, $190.5 million in investment securities, $11.8 million in Federal Home Loan Bank (FHLB) stock and $22.4 million in overnight investments and interest bearing deposits.  Total deposits increased to $722.6 million at December 31, 2009 from $714.9 million reflecting a $7.7 million or 1% increase.  Borrowings increased by $62.2 million or 40% from $154.5 million to $216.7 million.  Stockholders’ equity decreased by 6% or $5.6 million to $89.5 million compared with $95.1 million.

Gross loans outstanding declined by $26.0 million or 3% totaling $759.3 million at year end 2009 compared to $785.4 million at December 31, 2008.  In conjunction with a core data processing conversion occurring in early March, the Company reclassified certain loans within the portfolio so that reporting is more consistent with the collateral of a particular loan rather than the purpose.  For instance, loans secured by homes purchased as investment property or for a commercial business purpose were previously reported as commercial real estate whereas they are now reported as residential real estate mortgages.  Loans secured by commercial building lots were previously reported as commercial real estate and are now reported as construction and land development.  Reclassifications of loan types through the conversion process resulted in $164.6 million of commercial real estate loans and $2.1 million consumer loans being shifted to $81.8 million of construction and land development, $70.7 million residential mortgages, $9.3 million home equity loans and $4.9 million commercial and industrial.

When considering these reclassifications, the net decrease in the portfolio for 2009, by category and net of unearned income, was comprised of the following changes: the commercial real estate portfolio increased by $53.7 million or 18% to $358.9 million from $305.2 million; residential mortgage loans increased by $6.9 million or 8% to $96.6 million from $89.7 million; home equity lines and loans increased by $.7 million or 1% to $64.5 million from $63.8 million; consumer loans increased by $1.8 million or 55% to $5.0 million from $3.2 million; the construction, land acquisition and development portfolio declined by $63.4 million or 26% to $179.1 million from $242.5 million; and the commercial and industrial portfolio decreased by $25.7 million or 32% to $55.3 million from $81.0 million.  The composition of the loan portfolio, by category, as of December 31, 2009 is as follows: 47% commercial mortgage loans, 24% construction/acquisition and development loans, 13% residential mortgage loans, 8% home equity loans and lines of credit, 7% commercial and industrial loans, and 1% consumer loans.  The composition of the loan portfolio, by category and as adjusted for the reclassifications, as of December 31, 2008 was 39% commercial mortgage loans, 31% construction loans, 11% residential real estate mortgage loans, 10% commercial loans, 8% home equity loans and lines and 1% consumer loans.

We track each loan we originate using the North American Industry Classification System (NAICS) code.  Through the use of this code, we can monitor those industries for which we have a significant concentration of exposure.  At December 31, 2009, there was one industry code for which our concentration exposure equaled or exceeded 10% of the total loan portfolio.  Loans to investors who lease non-residential buildings other than miniwarehouses comprised 19% of our loan portfolio.  We also have significant concentrations of 9% in both the residential land development and residential construction which require continuous monitoring.  While the markets we operate in have not experienced the same extent of problems experienced in other markets nationally, the impact of the housing slowdown has and could continue to impact the financial performance of the Company.

The allowance for loan losses was $17.6 million or 2.31% of total outstanding loans at December 31, 2009 compared to $12.6 million or 1.60% of total outstanding loans at December 31, 2008.  The current economic climate, and its impact on the housing market and general business conditions, has resulted in some deterioration of quality within the construction, land acquisition, development, commercial and home equity sectors of our loan portfolio.  Additionally, management makes adjustments to its loan loss reserve methodology to account for a variety of factors such as loan concentration, current delinquency levels, adverse conditions that might affect a borrower’s ability to repay the loan, prevailing economic conditions and all other relevant factors derived from our history of operations. There is a more detailed discussion of the methodology in the section entitled “Analysis of Allowance for Loan Losses.”

At December 31, 2009, there were sixty eight loans totaling approximately $18.1 million in non-accrual status.  Twenty of those loans totaling approximately $6.7 million are in the construction, land acquisition and development sector. Of the remaining $11.4 million, $4.6 million was commercial real estate, $2.8 million was 1-4 family residential loans, $2.7 million was attributable to the commercial loan portfolio, and $1.3 million were home equity lines of credit.  The percentage of non-performing loans to total loans at December 31, 2009 was 2.39%.  There were twenty-three performing loans aggregating $6.2 million that were 30 days or more past due and of those, two loans with a balance of $381,000 were past due 90 days or more and still accruing interest at December 31, 2009.  At December 31, 2008, there were fifty loans totaling $13.1 million in non-accrual status.  Of the total $13.1 million, $7.7 million were concentrated in the construction, land acquisition and development sectors and $4.4 million was residential mortgages.  Of the original fifty loans, six remain in non-accrual at December 31, 2009 and the remaining loans were paid, charged-off, foreclosed or foreclosed and subsequently sold.  The percentage of non-performing loans to total loans at December 31, 2008 was 1.53%.  There were twelve loans aggregating $738,000 that were 30 days or more past due and no loans past due 90 days or more and still accruing interest at December 31, 2008.    See the section entitled “Non Performing Assets” for more details.

Loans are classified as Troubled Debt Restructurings (“TDRs”) by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers.  All $13.7 million of TDRs at December 31, 2009 were accruing interest, were not past due 30 days or more and were not included in nonperforming loans.  The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidations of assets.  Generally these loans are restructured to provide the borrower additional time to execute their plans.  The TDRs were not placed in nonaccrual status prior to the restructuring, and since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest at the restructured rate.  The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.  All TDR’s are considered impaired and at year end there were $3.6 million in TDRs which demonstrated impairment and accordingly were evaluated as such in the allowance calculation.  As of December 31, 2009, allowance for loan losses allocated to TDRs totaled approximately $858,000.

The amortized cost and fair market value of the Company’s investment securities portfolio at December 31, 2009 were $190.5 million and $193.1 million, respectively compared to $104.6 million and $105.6 million, respectively, at December 31, 2008.  All investments are accounted for as available for sale and are presented at their fair market value. Over the past twelve months, the portfolio experienced a net increase of $87.5 million or 83%.  The Company’s investment in debt securities at December 31, 2009, consisted of U.S. Government agency securities, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBSs), municipal bonds and common stock of two publicly traded entities.   Increases in the portfolio during 2009 were attributed to new securities purchases of $167.7 million, a $1.6 million increase in the fair market value of the portfolio, and an $870,000 gain on the disposal of available for sale securities.  Decreases in the portfolio were attributed to the receipt of $38.7 million in principal re-payments on CMOs and MBSs, a net premium decline of $970,000, a $198,000 impairment on marketable securities, and $42.8 million in proceeds from the disposal of available for sale securities.  The Company also owned $11.8 million of Federal Home Loan Bank stock at December 31, 2009 compared with $7.3 million at December 31, 2008.

During the first quarter of 2009 the Company implemented a leverage strategy to offset the impact on earnings per share anticipated as a result of having to pay dividends on the investment made by the US Treasury pursuant to the Capital Purchase Plan (CPP). While the funds received through the CPP have been allocated for the purpose of making loans to purchasers of completed properties held in inventory by our residential construction customers, an amount equal to the CPP funds was leveraged four times and used to purchase investment securities. The additional spread earned on the strategy is meant to offset the reduction in earnings per share for common shareholders due to payment of the preferred dividend.

All of our mortgage-backed and collateralized mortgage obligation securities are issued through either a Government Sponsored Enterprise (GSEs) such as Federal Home Loan Mortgage Corporation (Freddie Mac) or the Federal National Mortgage Association (Fannie Mae) or the government-owned Government National Mortgage Association (Ginnie Mae).  Prior to September 7, 2008, only those securities issued by Ginnie Mae were backed by the full faith of the US Government.  There was an implied guarantee on securities issued through the other two GSEs, but not an explicit guarantee. On September 7, 2008, the US Department of Treasury and the Federal Housing Finance Agency announced that Freddie Mac and Fannie Mae were being placed into conservatorship.  As a result, the US Government effectively has guaranteed the securities issued by the GSEs.  Therefore, the credit risk associated with owning debt securities issued through these two entities has been significantly mitigated.

Non-interest earning assets totaled $63.7 million at December 31, 2009, decreasing by $18.6 million or 23% over the past year.  The other asset category experiencing the largest increase was other real estate owned which grew by $4.6 million during the year as the Company foreclosed on real estate collateral used to secure certain loans.  Prepaid expenses increased by approximately $3.9 million between December 31, 2008 and December 31, 2009 primarily due to the prepayment of three years of FDIC insurance premiums.  Premises and equipment experienced a net increase of $1.0 million resulting from the purchase of $1.9 million in new assets less $938,000 of depreciation expense.    The net deferred income tax asset increased by $1.6 million due primarily to the significant increase in the loan loss provision.  For tax purposes, the amount provided for loan losses is only deductible when a loan is actually charged-off.  Therefore, the tax benefit to be derived is deferred.   Accrued interest receivable increased by $919,000 due to a higher volume of earning assets.  The cash value of bank owned life insurance increased by $846,000 during the period.  Cash and due from banks, which represents cash on hand in branches and amounts represented by checks in the process of being collected through the Federal Reserve payment system, declined by $632,000 from $9.9 million to $9.3 million.  For more details regarding the decrease in cash and cash equivalents, see the Consolidated Statements of Cash Flows.  Goodwill which was valued at $30.2 million at the end of 2008 was deemed totally impaired as of December 31, 2009 and completely written off.  See Note F for a more detailed discussion of our Goodwill testing methodology and conclusions.

Total deposits at December 31, 2009 were $722.6 million compared to $714.9 million at December 31, 2008 increasing by $7.7 million or 1% during the past twelve months.  We experienced strong growth in our interest bearing demand deposits which increased by $50.6 million or 119% from $42.6 million to $93.2 million at year end.    In late 2008, we introduced a checking account product designed to reward customers for modifying the activity related to their account.  In return for receiving electronic account statements and performing more debit card and other electronic transactions they receive a premium rate of interest.  The response has been very good and has allowed us to increase our core deposit base while reducing our reliance on brokered funds.  Time deposits decreased by $24.0 million or 5% from $461.5 million to $437.5 million.  Of the total $24.0 million decrease, $52.7 million represented a decline in brokered time deposits with an offsetting $28.7 million net growth in retail time deposits. Money market accounts decreased $15.1 million or 17% to $72.8 million at December 31, 2009 from $87.9 million the prior year.  Early in 2009 we lost one large money market relationship of approximately $14.0 million and we had served as the escrow agent for a new financial institution which received approval and withdrew the funds during the first quarter of 2009.   Non interest-bearing demand deposits declined by $2.9 million from $63.9 million to $61.0 million and savings account balances declined by $748,000 to $58.1 million at year-end.  The statement savings product did suffer some disintermediation into the new interest bearing checking product.

The composition of the deposit base, by category, at December 31, 2009 was as follows:  61% in time deposits, 13% in interest-bearing deposits, 10% in money market, and 8% in both non interest-bearing demand deposits and statement savings.  The composition of the deposit base, by category, at December 31, 2008 was as follows:  65% in time deposits, 12% in money market deposits, 9% in non interest-bearing demand deposits, 8% in statement savings, and 6% in interest-bearing deposits.

At December 31, 2009 the Company had $357.4 million in time deposits of $100,000 or more compared to $359.3 million at December 31, 2008. The Company uses brokered certificates of deposit as an alternative funding source.  Brokered deposits represent a source of fixed rate funds that do not need to be collateralized like Federal Home Loan Bank borrowings.  While we expect to continue to utilize the brokered deposit market in the future, we anticipate being more focused on increasing our market share of local deposits and focusing on improving our earnings. There are times when obtaining money in the brokered arena is less expensive than offering high rate specials in our markets.  The Company will aim to balance the need for a higher concentration of local money against the cost of funds. Brokered deposits at December 31, 2009 were $203.3 million compared to $256.1 million at December 31, 2008.

Total borrowings increased by 40% or $62.2 million from $154.5 million at December 31, 2008 to $216.7 million at December 31, 2009  Borrowings at December 31, 2009 consisted of $127.0 million in long-term FHLB advances, $24.0 million in short-term FHLB advances, $50.0 million in short-term Fed Discount Window advances, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary, and $7.5 million in subordinated term loans secured from a non-affiliated financial institution.   Borrowings at December 31, 2008 consisted of $99.0 million in long-term FHLB advances, $29.0 million in short-term FHLB advances, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary, $7.5 million in subordinated term loans secured from a non-affiliated financial institution, $2.0 million outstanding on a holding company line of credit and $8.7 million in Federal funds purchased from a correspondent bank.

Accrued expenses and other liabilities were $3.9 million at both December 31, 2009 and 2008.

Total stockholders’ equity decreased by $5.6 million between December 31, 2008 and December 31, 2009. The decrease was the net result of the issuance of $24.9 million preferred stock, a $788,000 increase in other comprehensive income and $181,000 in stock based compensation, offset by a net loss for the year of $30.2 million and $1.2 million in preferred stock dividends.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2009 AND 2008

Net Income. For the year ended December 31, 2009, the Company reported a net loss, before adjusting for the effective dividend on the preferred stock, of $30.2 million compared to net income of $2.0 million for the year ended December 31, 2008.  After adjusting for $1.6 million in dividends and discount accretion on preferred stock, the net loss attributable to common shareholders for the current period was $31.8 million or $(3.33) per diluted share compared with net income of $0.21 per diluted share for the year ended December 31, 2008.  Annualized return on average assets declined to (2.85)% from 0.22% for the prior period.  Earnings in the current period were positively impacted by slightly improved net interest margin, which was more than offset by a higher loan loss provision in response to current economic conditions and an increase in non-interest operating expenses. Additionally, the Company recorded a non-cash goodwill impairment charge of $30.2 million during the fourth quarter.  Return on total average equity for the current period was (24.85)% compared to 2.13% for the prior period.  The decline in return on average equity is due to the lower level of earnings combined with higher capital from the issuance of the preferred stock.

Net Interest Income.  Net interest income was $29.6 million for the current year compared to $25.3 million for the prior year reflecting a 17% increase. The increase in interest income was primarily attributed to the $136.8 million rise in average earning assets and was partially offset by the impact of a 68 basis point decline on the yield on earning assets.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets.  The tax equivalent net interest margin for the year ended December 31, 2009 was 3.09% compared to 3.05% for the prior year. The average yield on earning assets for the current period was 5.79% compared to 6.47% from the year ended December 31, 2008 and the average cost of interest-bearing funds was 3.05% compared to 3.86%. The positive impact on net interest income margin came in part due to the increase in interest rate spread from 2.61% to 2.74%.

While the interest rate environment in 2009 was stable, it followed a fifteen month period of sharply falling interest rates.  Between September 19, 2007 and December 31, 2008, the Federal Reserve (the “Fed”) cut short-term interest rates ten times for a total of 500 basis points.  Approximately 42% of the Company’s loan portfolio has variable rate pricing based on the Prime lending rate or LIBOR (London Inter Bank Offered Rate).  The percentage of variable rate to total loans has declined from 49% at December 31, 2008.  In light of the historically low level of interest rates in conjunction with current economic conditions, for those new variable rate loans and variable rate loans that are renewed we have instituted rate floors in many instances.  Approximately 88% of the total variable rate loans have a rate floor with the majority of those floors in the 5.00% to 6.50% range.  Therefore, only 5% of the total loan portfolio is variable with no interest rate floors.

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

The Company expects that net interest margin will continue to expand in a stable interest rate environment as approximately 62% of the time deposit portfolio carrying a weighted average rate of 2.97% matures in the next year and is subject to being renewed at lower rates.  The Company entered into interest rate swap agreements on $7.5 million subordinated loan agreement and $8.0 million trust preferred securities.  These two borrowings carry variable rates of interest based on three-month LIBOR.  We have swapped these variable cash flows for fixed rate cash flows for an average period of three and a half years.  In addition to adopting a funding strategy that pushes funding maturities further out into the future, these swaps will further protect the Company when rates do begin to rise.

Total average interest earning assets were $985.6 million for the year ended December 31, 2009, increasing by $136.8 million or 16% when compared to an average of $848.8 million for the year ended December 31, 2008. Increases in average balances by earning asset category are as follows: average loans increased by $35.4 million or 5% from $741.8 million for 2008 to $777.3 million for 2009, investment securities grew by $98.1 million or 95% from $103.1 million to $201.2 million and Federal funds sold and other earning assets increased by $3.3 million or 84% from $3.9 million to $7.2 million.  Total average interest-bearing liabilities increased by $120.9 million with interest-bearing deposits increasing by $34.7 million or 6% and borrowings increasing by $86.2 million or 61%.

Total interest income for 2009 increased by $1.8 million from $54.4 million to $56.2 million. The increase was the net result of a $7.4 million increase in interest income from the higher volume of earning assets and a $5.6 million decrease due to the falling interest rate environment. Total interest expense declined by $2.4 million which resulted from a net increase of $2.5 million from higher interest bearing liability volumes and a $4.9 million decrease due to lower interest rates.

Provision for Loan Losses. The Company’s provision for loan losses for 2009 was $11.5 million compared to $6.5 recorded in the prior year. The increase in the loan loss provision was attributable completely to the deterioration of loan quality due to current economic conditions as the total loan portfolio actually declined by $26.0 million from December 31, 2008 to December 31, 2009.  Economic conditions in communities we serve stemming primarily from the weakening housing market and unemployment have caused us to be more aggressive in monitoring the quality of our loan assets and to take proactive steps to identify loans that are impaired.  Once a loan is deemed to be impaired, we must evaluate what degree of impairment exists, if any, and recognize that deficiency as a specific reserve.  Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.   For a more detailed discussion of the provision of loan losses and the established reserve, see the section entitled “Analysis of Allowance for Loan Losses.”

Non-Interest Income. Non-interest income increased by $523,000 or 14% to $4.3 million for 2009 compared to $3.8 million for the prior year period. The largest components of non-interest income in 2009 were $1.40 million in customer service fees (which include non sufficient funds fees, debit card commissions, ATM surcharges and other deposit account related fees), $886,000 in earnings on cash value of bank owned life insurance, $923,000 in mortgage loan origination fees, and $247,000 in service charges on deposit accounts.  For the year ended December 31, 2008, the largest components of non-interest income included $1.4 million in customer service fees, $718,000 in mortgage loan origination fees, $736,000 in earnings on cash value of bank owned life insurance and $254,000 in service charges on deposit accounts.  During 2009, the Company recognized $870,000 in gains on the disposal of available for sale securities, a $407,000 impairment on non-marketable securities, a $197,000 impairment on marketable equity securities, a $75,000 gain on sale of a loan and $3,000 in losses on the disposal of fixed assets.   The Company recognized $16,000 in gains on the disposal of available for sale securities and $1,000 in losses on the disposal of fixed assets in 2008.

Non-Interest Expenses. Non-interest expenses were $53.9 million for year ended December 31, 2009 compared to $20.0 million for the prior year period.  The $33.9 million or 170% increase reflects a $30.2 million write-off of Goodwill, the continuing efforts to expand the Company’s infrastructure and branch network and an increase in FDIC premiums.  Of the $3.7 million non-goodwill related increase, $1.5 million is attributed to FDIC premiums and $1.9 million was in personnel, occupancy and data processing which are the areas most impacted by the branch network and infrastructure improvements.

Total compensation for the year ended December 31, 2009 was $11.8 million reflecting a 7% increase when compared to $11.1 million for the year ended December 31, 2008.  As of December 31, 2009, the Company employs 158 full-time equivalent employees in fifteen full-service branch offices and various administrative support departments.  In comparison, at December 31, 2008, the Company employed 147 full-time equivalent employees in thirteen full-service branch offices, one loan production office and various administrative support departments.

Occupancy expenses were $3.5 million for 2009 compared to $2.7 million in 2008 increasing by $816,000 or 30%.  During 2009, the Company opened two new full-service offices in Raleigh.  Additionally, in March 2008, one new branch office was opened.  There are currently no new de novo branch openings planned for 2010; however, other expansion opportunities might present themselves which would impact occupancy expense.

Data processing expenses were $1.4 million for 2009 increasing by $337,000 or 31%.  The Company completed a full data processing system conversion during the first quarter of 2009 and $156,000 of the total increase is attributable to non-recurring expenses.  The Company added several new important technologies as part of the data processing conversion such as loan document imaging and a more automated and enhanced credit underwriting tool.

FDIC deposit insurance premiums increased to $1.9 million in 2009 from $402,000 for the prior year.  As previously discussed, the Company was subject to both higher regular deposit premiums and a special assessment collected on September 30, 2009 in the amount of $493,000.  While there has been no mention of additional special assessments, the FDIC has the authority to levy additional assessments based on the level of the Deposit Insurance Fund.  Additional assessments could have a significant impact on the financial results of the Company.

In accordance with Generally Accepted Accounting Principles, the Company had been analyzing for impairment the goodwill created through the prior bank acquisitions in 2003 and 2007.  During the fourth quarter, it was determined that the appropriate course of action was to recognize the entire goodwill amount as impaired.  This resulted in a non-cash expense of $30.2 million.

The total of all other expenses increased by $271,000 in 2009 compared to 2008.  The largest components of other noninterest expenses include professional fees (legal, accounting and audit expenses and director fees), loan related expenses, advertising and marketing related and office supplies.  Loan related expenses increased to $725,000 for 2009 from $403,000 the prior year.  Expenses increased by $322,000 or 80% as the Company experienced additional legal and appraisal valuation fees related to the foreclosure process.  The Company realized a $45,000 loss on the sale and write-down of other real estate owned in 2009.   Professional fees and services totaled $1.5 million in 2009, down $155,000 or 10% from the $1.6 million for 2008.  The auditor reporting requirements of Section 404 of Sarbanes-Oxley Act (SOX) were delayed for 2009 and therefore the company did not incur additional audit fees as a result.  The Company is currently subject to certain provisions of the FDIC Improvement Act related to management’s report of financial results and will be subject to additional provisions beginning in 2010, which will require certification for the effectiveness of internal controls over financial reporting by the external auditors.   Office supplies  and printing expense increased by $41,000 due to the increased number of offices and advertising and marketing expenses declined by $26,000.

Provision for Income Taxes. For 2009, the Company’s provision for income taxes was $(1.3) million compared to $599,000 for the prior year. The effective tax rates for 2009 and 2008 were 4.21% and 22.9%, respectively.  The significant decline in effective tax rate was due to a pre-tax loss and the volume of tax-exempt income.

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

The tax equivalent net interest margin for the year ended December 31, 2008 was 3.05% compared to 3.79% for the prior year. The average yield on earning assets for the current period was 6.47% compared to 7.73% from the year ended December 31, 2007 and the average cost of interest-bearing funds was 3.86% compared to 4.58%. The impact on net interest income from the decline in interest rate spread from 3.15% to 2.61% was exacerbated by a decline in the ratio of average interest earning assets to average interest bearing liabilities from 116.21% to 112.74%.

The interest rate environment between September 2007 and December 2008 had a significant impact on the Company’s net interest margin.  Beginning on September 19, 2007, the Federal Reserve (the “Fed”) began cutting short-term interest rates.  The December 17, 2008 cut was the tenth such reduction since September 2007 and placed the total interest rate cuts at 500 basis points.   During the course of 2008, the percentage of our total loan portfolio that carried variable rates of interest based on the Prime rate or LIBOR (London Inter Bank Offered Rate) ranged from a high of 52% a year ago to 49% at December 31, 2008.  As short-term rates declined, the interest rates on variable rate loans fell resulting in a lower yield on average earning assets.  Whereas this segment of our loan portfolio was subject to immediate repricing, large portions of our funding liabilities were subject to repricing over some length of time.  Many of the Company’s borrowings and all time deposits carried a fixed rate of interest to a fixed future maturity date.  The rates on those fixed rate, fixed maturity instruments become subject to change only at maturity.  Therefore, it takes a longer period of time to realize decreases in our cost of funds.  Other non-maturity deposits such as interest-bearing demand deposits, savings and money market carried variable rates of interest which we can change at our discretion.  Typically rates on those instruments do not change at the same magnitude as a change in the Prime rate of interest might.  These factors resulted in a decline in the net interest margin for 2008.

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

Non-Interest Income. Non-interest income increased by $1.1 million or 42% to $3.8 million for 2008 compared to $2.7 million for the prior year period. The largest components of non-interest income in 2008 were $1.4 million in customer service fees, $736,000 in earnings on cash value of bank owned life insurance, $718,000 in mortgage loan origination fees, and $254,000 in service charges and fees on deposit accounts. For the year ended December 31, 2007, the largest components of non-interest income included $1.1 million in customer service fees, $512,000 in mortgage loan origination fees, $380,000 in earnings on cash value of bank owned life insurance and $227,000 in service charges and fees on deposit accounts.  During 2008, the Company recognized $16,000 in gains on the disposal of available for sale securities and $1,000 in losses on the disposal of fixed assets.   The Company recognized net losses on the disposal of other assets of $8,000 in 2007

Non-Interest Expenses. Non-interest expenses were $20.0 million for year ended December 31, 2008 compared to $17.9 million for the prior year period.  The $2.1 million or 12% increase reflects the continuing efforts to expand the Company’s infrastructure and branch network.  Of the total increase, $1.7 million was in personnel, occupancy and data processing which are the areas most impacted by the branch network and infrastructure improvements.

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

The total of all other non-interest expenses for the year ended December 31, 2008 was $3.5 million compared to $3.1 million for the prior year. The increase was primarily the result of the Company’s continued growth. The largest components of other non-interest expenses include office supplies and printing, advertising, and loan related fees. Management expects that as the Company continues to expand, expenses associated with these categories will increase.

Provision for Income Taxes. For 2008, the Company’s provision for income taxes was $599,000 compared to $3.5 million for the prior year. The effective tax rates for 2008 and 2007 were 22.9% and 36.0%, respectively.  The effective tax rate decreased significantly due to a higher percentage of tax-exempt income as a percentage of total income.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following table sets forth information relating to average balances of the Company's assets and liabilities for the years ended December 31, 2009, 2008 and 2007. The table reflects the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the table, non-accrual loans are included in the average loan balance.

	For the Years Ended December 31,
	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
	(Dollars in thousands)
Interest-earning assets:
Loan portfolio	$777,275	$47,989	6.17%	$741,829	$49,479	6.67%	$615,322	$50,022	8.13%
Investment securities	201,204	8,203	4.51%	103,101	4,843	5.19%	92,629	4,454	5.32%
Federal funds and other
interest-earning assets	7,177	14	0.20%	3,896	83	2.13%	8,015	396	4.94%

Total interest-earning assets	985,656	56,206	5.79%	848,826	54,405	6.47%	715,966	54,872	7.73%

Non-interest-earning assets	75,317			66,746			61,425

Total assets	$1,060,973			$915,572			$777,391

Interest-bearing liabilities:
Deposits:
Interest-bearing NOW	$60,556	1,053	1.74%	$34,073	64	0.19%	$33,453	324	0.97%
Money market and savings	134,885	1,848	1.37%	157,904	3,995	2.53%	163,321	6,536	4.00%
Time deposits	449,844	16,970	3.77%	418,590	19,003	4.54%	325,243	16,569	5.09%
Short-term borrowings	102,227	1,705	1.67%	17,830	657	3.68%	16,398	830	5.06%
Long-term debt	126,255	5,045	4.00%	124,493	5,351	4.30%	77,670	3,958	5.10%
Total interest-bearing
liabilities	873,767	26,621	3.05%	752,890	29,070	3.86%	616,085	28,217	4.58%

Other liabilities	65,579			68,156			73,899

Total liabilities	939,346			821,046			689,984

Stockholders’ equity	121,627			94,526			87,407
Total liabilities and
stockholders’ equity	$1,060,973			$915,572			$777,391

Net interest income and
interest rate spread		$29,585	2.74%		$25,335	2.61%		$26,655	3.15%

Net interest margin			3.09%			3.05%			3.79%

Ratio of average interest-earning
assets to average interest-
bearing liabilities	112.81%			112.74%			116.21%

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

	Year Ended			Year Ended
	December 31, 2009 vs. 2008			December 31, 2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loan portfolio	$2,295	$(3,785)	$(1,490)	$9,299	$(9,842)	$(543)
Investment securities	4,185	(825)	3,360	494	(105)	389
Federal funds and other
interest-earning assets	966	(1,035)	(69)	(149)	(164)	(313)

Total interest income	7,446	(5,645)	1,801	9,644	(10,111)	(467)

Interest expense:
Deposits:
Interest-bearing NOW	7	982	989	6	(266)	(260)
Money market and savings	(518)	(1,629)	(2,147)	(210)	(2,331)	(2,541)
Time deposits	1,345	(3,378)	(2,033)	4,380	(1,946)	2,434
Short-term borrowings	1,585	(537)	1,048	67	(240)	(173)
Long-term debt	75	(381)	(306)	2090	(697)	1,393

Total interest expense	2,494	(4,943)	(2,449)	6,333	(5,480)	853

Net interest income increase
(decrease)	$4,952	$(702)	$4,250	$3,311	$(4,631)	$(1,320)

NONPERFORMING ASSETS

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan in nonaccrual status.  We account for loans on a nonaccrual basis when we have serious doubts about the collectability of principal or interest.  Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days.  We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement.  Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.  Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition.  We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur.  Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms.  These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses.  At December 31, 2009, we identified 27 loans in the aggregate amount of $19.5 million as potential problem loans.  The loans possess certain unfavorable characteristics which cause management some concern such a past due trends, the deteriorating financial condition of the borrower and softness in the residential real estate market.  Of these 27 loans, 15 loans totaling approximately $6.8 million are related to the land acquisition, development and residential construction industries and 5 loans totaling $11.4 million are secured by commercial real estate.  These loans will continue to be closely monitored.  At December 31, 2008, we identified 34 loans in the aggregate amount of $7.9 million as potential problem loans.

At December 31, 2009, there were thirty-seven foreclosed properties valued at $6.3 million and 68 nonaccrual loans totaling $18.1 million.  Foreclosed property is initially recorded at fair value at the date of foreclosure or repossession.  Interest foregone on nonaccrual loans for the year ended December 31, 2009 was approximately $928,000. At December 31, 2008, there were eight foreclosed properties valued at $1.7 million and fifty nonaccrual loans totaling $13.1 million.  Interest foregone on nonaccrual loans for the year ended December 31, 2008 was approximately $554,500.   There were two loans totaling $382,400 at December 31, 2009 and none at 2008 that were 90 days or more past due and still accruing interest.  There were no repossessed assets at December 31, 2009 and 2008.

The table sets forth, for the period indicated, information about our nonaccrual loans, loans past due 90 days or more and still accruing interest, total nonperforming loans (nonaccrual loans plus loans past due 90 days or more and still accruing interest), and total nonperforming assets.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans
Construction	$6,692	$7,696	$2,190	$127	$-
Commercial real estate	4,655	365	417	-	-
Residential mortgage	2,758	4,448	-	-	-
Home equity loans and lines	1,314	82	106	-	-
Commercial and industrial	2,706	503	13	8	25
Consumer loans	9	-	-	-	1
Total nonaccrual loans	18,134	13,094	2,726	135	26

Accruing loans past due
90 days or more	381	-	-	-	-

Total nonperforming loans	18,515	13,094	2,726	135	26

Real estate owned	6,306	1,716	272	98	22
Repossessed assets	-	-	-	-	-

Total nonperforming assets	$24,821	$14,810	$2,998	$233	$48

Restructured loans in accrual
status not included above	$13,691	$-	$-	$-	$-

Allowance for loan losses	$17,567	$12,585	$8,273	$6,945	$4,351

Nonperforming loans to
period end loans	2.39%	1.53%	0.40%	0.02%	0.01%

Nonperforming loans and loans
past due 90 days or more to
period end loans	2.44%	1.53%	0.40%	0.02%	0.01%

Allowance for loan losses to
period end loans	2.31%	1.60%	1.22%	1.26%	1.33%

Allowance for loan losses to
nonaccrual loans	96.87%	96.12%	303.45%	5,144.96%	16,960.60%

Allowance for loan losses to
nonperforming loans	94.88%	96.12%	303.45%	5,144.96%	16,960.60%

Nonperforming loans to total assets	1.79%	1.35%	0.33%	0.02%	0.01%

Nonperforming assets to
total assets	2.40%	1.67%	0.36%	0.03%	0.01%

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

The provision for 2009 was primarily the result of credit quality deterioration due to the current economic conditions in our markets.  The sectors of the loan portfolio being impacted most by the economic climate are residential construction and land acquisition and development. Other factors influencing the provision include net loan charge-offs.  For the year ended December 31, 2009, net loan charge-offs were $6.5 million compared with $2.2 million for the prior year period and non-accrual loans were $18.1 million and $13.1 million at December 31, 2009 and 2008, respectively.  The allowance for loan losses at December 31, 2009 was $17.6 million, which represents 2.31% of total loans outstanding compared to $12.6 million or 1.60% as of December 31, 2008.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated:

	At December 31,
	2009		2008		2007
		% of Total		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)

Real estate - commercial	$5,811	47.28%	$6,003	59.82%	$3,771	51.85%
Real estate - residential	1,075	12.73%	103	2.43%	130	2.70%
Construction loans	6,439	23.58%	3,694	20.47%	2,362	27.18%
Commercial and industrial loans	2,854	7.28%	1,953	9.68%	1,536	10.77%
Home equity loans and lines of credit	1,134	8.48%	469	6.91%	334	6.69%
Loans to individuals	254	0.65%	363	0.69%	140	0.81%

Total allowance	$17,567	100.00%	$12,585	100.00%	$8,273	100.00%

	At December 31,
	2006		2005
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)

Real estate - commercial	$3,920	55.36%	$1,876	52.92%
Real estate - residential	121	3.67%	90	4.54%
Construction loans	1,379	19.99%	735	14.17%
Commercial and industrial loans	1,161	12.32%	1,138	16.03%
Home equity loans and lines of credit	269	7.76%	201	10.62%
Loans to individuals	95	0.90%	311	1.72%

Total allowance	$6,945	100.00%	$4,351	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table presents information regarding changes in the allowance for loan losses for the years indicated:

	At or for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of period	$12,585	$8,273	$6,945	$4,351	$3,668

Charge-offs:
Construction loans	3,290	277	-	-	-
Commercial real estate	24	503	213	-	34
Commercial and industrial loans	1,819	1,363	89	14	140
Residential real estate	1,717	-	45	64	-
Loans to individuals	90	44	15	8	9

Total charge-offs	6,940	2,187	362	86	183

Recoveries:
Commercial and industrial loans	116	4	5	1	22
Commercial real estate	-	3	-	-	-
Construction loans	270	-	-	-	27
Residential real estate	10	-	-	-	-
Loans to individuals	-	7	1	1	10

Total recoveries	396	14	6	2	59

Net charge-offs	6,544	2,173	356	84	124

Allowance acquired from Port City
Capital Bank merger	-	-	-	1,687	-

Provision for loan losses	11,526	6,485	1,684	991	807

Balance at the end of the year	$17,567	$12,585	$8,273	$6,945	$4,351

Total loans outstanding at year-end	$759,348	$785,377	$675,916	$549,819	$328,322

Average loans outstanding for the year	$777,275	$741,629	$615,322	$414,644	$297,045

Allowance for loan losses to
loans outstanding	2.31%	1.60%	1.22%	1.26%	1.33%

Ratio of net loan charge-offs to
average loans outstanding	0.84%	0.29%	0.06%	0.02%	0.04%

INVESTMENT ACTIVITIES

The Company’s investment portfolio plays a major role in management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet.  The securities portfolio generates a nominal percentage of our interest income and serves as a necessary source of liquidity.  We account for investment securities as follows:
Available for sale.  Debt and equity securities that will be held for indeterminate periods of time, including securities that we may sell in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale.  The Company carries these investments at market value, which we generally determine using published quotes as of the close of business, information obtained from established third-party pricing vendors or information from matrix pricing methods developed in accordance with Bond Market Association industry standards.  Unrealized gains and losses are excluded from our earnings and are reported, net of applicable income tax, as a component of accumulated other comprehensive income in stockholders’ equity until realized.

The following table summarizes the amortized costs and market value of available for sale securities at the dates indicated:

	At December 31, 2009		At December 31, 2008		At December 31, 2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	cost	value	cost	value	cost	value
	(In thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$12,235	$12,683	$10,665	$10,832	$8,364	$8,312
Mortgage-backed	58,767	60,203	67,309	68,976	56,986	57,234
Collateralized mortgage obligations	70,301	70,863	-	-	-	-
Municipal	48,820	49,029	26,089	25,350	24,810	24,695
Marketable equity	402	345	565	491	536	517

Total securities available for sale	$190,525	$193,123	$104,628	$105,649	$90,696	$90,758

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

At December 31, 2009, liquid assets (cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) were approximately $224.8 million, which represents 22% of total assets and 31% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $393.3 million of which $201.0 million was outstanding. At December 31, 2009, outstanding commitments for undisbursed lines of credit and letters of credit amounted to $127.2 million and outstanding commitments to make additional investments in a Small Business Investment Corporation were $363,000. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term. Certificates of deposit represented 61% of the Company’s total deposits at December 31, 2009. The Company’s strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 48% of the Company’s total deposits at year-end. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, the Company must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At December 31, 2009, the Company’s equity to asset ratio was 8.67%. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. CSB’s ratio of Tier 1 capital to risk-weighted assets at December 31, 2009 was 11.16%

ASSET/LIABILITY MANAGEMENT

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

Net Interest Income at Risk Analysis. The following table presents the estimated exposure of net interest income for the next twelve months, calculated as of December 31, 2009 and 2008, due to an immediate and gradual ± 200 basis point shift in then-current interest rates. Estimated incremental exposures set forth below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on the Company’s financial performance.

Net Interest Income at Risk
(dollars in thousands)	Estimated Exposure to
	Net Interest Income
Rate change	2009	2008

+200 basis points shock	$(775)	$847
-200 basis point shock	(1,002)	(2,098)

+200 basis point ramp	136	31
-200 basis point ramp	44	(230)

Net Economic Value of Equity Analysis. The following table presents estimated EVE exposures, calculated as of December 31, 2009 and 2008, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

Net Economic Value of Equity	Estimated Exposure to
(dollars in thousands)	Net Economic Value of Equity

Rate Change	2009	2008

+100 basis point shock	$(6,268)	$(2,594)
-100 basis point shock	6,108	7,531

+200 basis point shock	(20,293)	(7,868)
-200 basis point shock	10,077	10,931

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

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009 that are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans or investments. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.  Variable rate loans which have interest rate floors that are currently in effect are presented as if they were fixed rate loans and repricing is presented at maturity.

	Terms to Repricing at December 31, 2009
		More Than	More Than
	1 Year	1 Year to	3 Years to	More Than
	or Less	3 Years	5 Years	5 Years	Total
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans receivable:
Commercial mortgage loans	$72,057	$135,643	$110,414	$41,336	$359,450
Residential mortgage loans	41,420	34,063	11,986	9,262	96,731
Construction and development	136,177	33,239	8,766	1,046	179,228
Commercial and industrial loans	34,469	14,266	6,082	543	55,360
Home equity lines and loans	17,714	4,904	2,008	39,858	64,484
Loans to individuals	2,765	1,540	594	67	4,966
Interest-earning deposits with banks	4,617	-	-	-	4,617
Fed funds sold	17,825	-	-	-	17,825
Investment securities available for sale	18,311	51,544	40,289	79,979	190,123
Federal Home Loan Bank stock	11,777	-	-	-	11,777

Total interest-earning assets	$357,132	$275,199	$180,139	$172,091	$984,561

INTEREST-BEARING LIABILITIES:
Deposits:
Money market, NOW and savings	$224,080	$-	$-	$-	$224,080
Time	270,916	126,894	39,652	50	437,512
Short-term borrowings	74,000	-	-	-	74,000
Long-term borrowings	-	75,000	30,000	37,748	142,748

Total interest-bearing liabilities	$568,996	$201,894	$69,652	$37,798	$878,340

INTEREST SENSITIVITY GAP PER PERIOD	$(211,864)	$73,305	$110,487	$134,293	$106,221

CUMULATIVE INTEREST SENSITIVITY GAP	$(211,864)	$(138,559)	$(28,072)	$106,221	$106,221

CUMULATIVE GAP AS A PERCENTAGE OF TOTAL INTEREST-EARNING ASSETS	-21.52%	-14.07%	-2.85%	10.79%	10.79%

CUMULATIVE INTEREST-EARNING ASSETS AS A PERCENTAGE OF CUMULATIVE INTEREST-BEARING LIABILITIES	62.77%	82.03%	96.66%	112.09%	112.09%

CRITICAL ACCOUNTING POLICY

The Company's most significant critical accounting policies are the determination of its allowance for loan losses, evaluation of investment securities for other than temporary impairment, valuation of foreclosed assets and the impairment testing of its goodwill. A critical accounting policy is one that is both very important to the portrayal of the Company's financial condition and results, and requires management's most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain.

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

	Year Ended December 31, 2009				Year Ended December 31, 2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Operating Data:
Total interest income	$13,975	$14,069	$14,084	$14,078	$13,711	$13,794	$13,177	$13,722
Total interest expense	6,301	6,657	6,816	6,847	7,536	7,451	6,885	7,198
Net interest income	7,674	7,412	7,268	7,231	6,175	6,343	6,292	6,524
Provision for loan losses	6,740	1,958	1,132	1,696	3,937	1,282	459	806
Net interest income after provision	934	5,454	6,136	5,535	2,238	5,061	5,833	5,718
Non-interest income	1,659	1,128	752	789	1,050	1,057	817	808
Non-interest expense	36,142	5,887	6,295	5,619	4,792	5,066	5,093	5,021
Income (loss) before income taxes	(33,549)	695	593	705	(1,504)	1,052	1,557	1,505
Provision for income taxes	(1,500)	58	19	94	(738)	306	526	505
Net income (loss)	$(32,049)	$637	$574	$611	$(766)	$746	$1,031	$1,000
Efective dividend on preferred stock	(604)	(422)	(422)	(168)	-	-	-	-
Net income (loss) for common shares	$(32,653)	$215	$152	$443	$(766)	$746	$1,031	$1,000

Securities gains/(losses)	$563	$110	$(219)	$(188)	$-	$-	$15	$-

Per Share Data:
Earnings (loss) per share- basic	$(3.41)	$0.02	$0.02	$0.05	$(0.08)	$0.08	$0.11	$0.19
Earnings (loss) per share - diluted	(3.41)	0.02	0.02	0.05	(0.08)	0.08	0.11	0.18

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Crescent Financial Corporation and Subsidiary
Cary, North Carolina

We have audited the accompanying consolidated balance sheets of Crescent Financial Corporation and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crescent Financial Corporation and Subsidiary at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Raleigh, North Carolina
March 31, 2010

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS

Cash and due from banks	$9,285,386	$9,917,277
Interest-earning deposits with banks	4,616,722	266,512
Federal funds sold	17,825,000	99,000
Investment securities available for sale, at fair value (Note C)	193,122,891	105,648,618

Loans (Note D)	759,348,341	785,377,283
Allowance for loan losses (Note D)	(17,567,000)	(12,585,000)
NET LOANS	741,781,341	772,792,283

Accrued interest receivable	4,260,258	3,341,258
Federal Home Loan Bank stock, at cost	11,776,500	7,264,000
Bank premises and equipment (Note E)	11,861,158	10,845,049
Investment in life insurance	17,658,386	16,811,918
Goodwill (Note F)	-	30,233,049
Other assets	20,617,367	11,091,784

TOTAL ASSETS	$1,032,805,009	$968,310,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$61,041,955	$63,945,717
Savings	58,086,102	58,833,876
Money market and NOW	165,994,207	130,542,569
Time (Note G)	437,512,354	461,560,593

TOTAL DEPOSITS	722,634,618	714,882,755

Short-term borrowings (Note H)	74,000,000	37,706,000
Long-term debt (Note H)	142,748,000	116,748,000
Accrued expenses and other liabilities	3,902,185	3,882,385
TOTAL LIABILITIES	943,284,803	873,219,140
Commitments (Notes D, I and O)

Stockholders’ Equity (Note Q)
Preferred stock, no par value, 5,000,000 shares authorized, 24,900 shares issued and outstanding on December 31, 2009	22,935,514	-
Common stock, $1 par value, 20,000,000 shares authorized; 9,626,559 shares issued and outstanding at both December 31, 2009 and 2008	9,626,559	9,626,559
Common stock warrant	2,367,368	-
Additional paid-in capital	74,529,894	74,349,299
Retained earnings (deficit)	(21,354,080)	10,488,628
Accumulated other comprehensive income	1,414,951	627,122

TOTAL STOCKHOLDERS’ EQUITY	89,520,206	95,091,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,032,805,009	$968,310,748

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
INTEREST AND FEE INCOME
Loans	$47,989,636	$49,478,663	$50,022,082
Investment securities available for sale	8,202,708	4,842,624	4,453,955
Interest-earning deposits with banks	8,227	10,653	38,161
Federal funds sold	5,827	72,878	357,878
TOTAL INTEREST AND FEE INCOME	56,206,398	54,404,818	54,872,076
INTEREST EXPENSE
Money market, NOW and savings deposits	2,900,719	4,059,475	6,860,622
Time deposits	16,969,642	19,002,942	16,568,529
Short-term borrowings	1,704,511	656,549	830,302
Long-term debt	5,045,638	5,351,459	3,957,782
TOTAL INTEREST EXPENSE	26,620,510	29,070,425	28,217,235
NET INTEREST INCOME	29,585,888	25,334,393	26,654,841
PROVISION FOR LOAN LOSSES (Note D)	11,526,066	6,484,543	1,684,219
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,059,822	18,849,850	24,970,622
NON-INTEREST INCOME
Mortgage origination revenue	922,615	718,433	512,152
Fees on deposit accounts	1,662,949	1,606,062	1,360,301
Earnings on life insurance	885,858	735,770	379,927
Gain on sale of available for sale securities	870,072	15,535	-
Gain on sale of loans	74,595	-	-
Loss on sale or disposal of assets	(3,024)	(1,346)	(7,341)
Impairment of marketable equity security	(197,575)	-	-
Impairment of nonmarketable equity security	(406,802)	-	-
Other (Note K)	519,474	730,219	434,163
TOTAL NON-INTEREST INCOME	4,328,162	3,804,673	2,679,202
NON-INTEREST EXPENSE
Salaries and employee benefits	11,834,747	11,110,281	9,875,748
Occupancy and equipment	3,542,206	2,726,669	2,295,675
Data processing	1,418,308	1,081,290	1,055,640
FDIC insurance premiums	1,918,712	402,158	210,675
Foreclosed asset related expenses, net	498,572	148,150	83,100
Goodwill impairment	30,233,049	-	-
Other (Note K)	4,497,041	4,576,456	4,360,030
TOTAL NON-INTEREST EXPENSE	53,942,635	20,045,004	17,880,868
INCOME (LOSS) BEFORE INCOME TAXES	(31,554,651)	2,609,519	9,768,956
INCOME TAXES (Note J)	(1,328,700)	598,700	3,520,200
NET INCOME (LOSS)	(30,225,951)	2,010,819	6,248,756
Effective dividend on preferred stock (Note G)	1,616,757	-	-
Net income available (loss attributed) to common shareholders	$(31,842,708)	$2,010,819	$6,248,756
NET INCOME (LOSS) PER COMMON SHARE
Basic	$(3.33)	$0.21	$0.68
Diluted	$(3.33)	$0.21	$0.65
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,569,290	9,500,103	9,211,779
Diluted	9,569,290	9,680,484	9,635,694

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Net (loss) income	$(30,225,951)	$2,010,819	$6,248,756

Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available for sale securities	2,249,496	973,930	881,765
Tax effect	(867,181)	(375,451)	(342,629)
Reclassification of losses recognized due to impairment in net income	197,575	-	-
Tax effect	(76,165)	-	-
Reclassification of gains recognized in net income	(870,072)	(15,535)	-
Tax effect	335,413	5,989	-
Net of tax amount	969,066	588,933	539,136
Cash flow hedging activities:
Unrealized holding loss on cash flow hedging activities	(294,934)	-	-
Tax effect	113,697	-	-
Net of tax amount	(181,237)	-	-

Total other comprehensive income	787,829	588,933	539,136

COMPREHENSIVE INCOME (LOSS)	$(29,438,122)	$2,599,752	$6,787,892

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007

								Accumulated
					Common	Additional	Retained	other	Total
	Preferred stock		Common stock		stock	paid-in	earnings	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	warrants	capital	(deficit)	income (loss)	equity
Balance at December 31, 2006	-	$-	8,265,136	$8,265,136	$-	$62,659,201	$12,610,588	$(500,947)	$83,033,978
Comprehensive income:
Net income	-	-	-	-	-	-	6,248,756	-	6,248,756
Net unrealized holding gain on available for sale securities	-	-	-	-	-	-	-	539,136	539,136
Total comprehensive income									6,787,892
Common stock issued pursuant to:
Stock options exercised	-	-	292,790	292,790	-	920,948	-	-	1,213,738
Stock option related tax benefits	-	-	-	-	-	451,950	-	-	451,950
Expense recognized in connection with stock options and restricted stock	-	-	-	-	-	178,940	-	-	178,940
Issuance of restricted stock, net of deferred compensation	-	-	17,050	17,050	-	(17,050)	-	-	-
Forfeiture of restricted stock	-	-	(3,406)	(3,406)	-	3,406	-	-	-
Ten percent stock dividend with net cash paid for fractional shares	-	-	833,009	833,009	-	9,399,032	(10,239,727)	-	(7,686)
Balance at December 31, 2007	-	-	9,404,579	9,404,579	-	73,596,427	8,619,617	38,189	91,658,812
Cumulative adjustment for split dollar pursuant to adoption of EITF 06-04	-	-	-	-	-	-	(141,808)	-	(141,808)
Comprehensive income:
Net income	-	-	-	-	-	-	2,010,819	-	2,010,819
Net unrealized holding gain on available for sale securities	-	-	-	-	-	-	-	588,933	588,933
Total comprehensive income									2,599,752
Common stock issued pursuant to:
Stock options exercised	-	-	186,480	186,480	-	483,774	-	-	670,254
Stock option related tax benefits	-	-	-	-	-	95,500	-	-	95,500
Expense recognized in connection with stock options and restricted stock	-	-	-	-	-	209,098	-	-	209,098
Issuance of restricted stock, net of deferred compensation	-	-	35,500	35,500	-	(35,500)	-	-	-
Balance at December 31, 2008	-	$-	9,626,559	$9,626,559	$-	$74,349,299	$10,488,628	$627,122	$95,091,608

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
Years Ended December 31, 2009, 2008 and 2007

								Accumulated
					Common	Additional	Retained	other	Total
	Preferred stock		Common stock		stock	paid-in	earnings	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	warrant	capital	(deficit)	income (loss)	equity
Balance at December 31, 2008	-	$-	9,626,559	$9,626,559	$-	$74,349,299	$10,488,628	$627,122	$95,091,608

Net loss	-	-	-	-	-	-	(30,225,951)	-	(30,225,951)

Other comprehensive income	-	-	-	-	-	-	-	787,829	787,829

Expense recognized in connection with stock options and restricted stock	-	-	-	-	-	180,595	-	-	180,595

Preferred stock transaction:
Issuance of preferred stock	24,900	24,900,000	-	-	-	-	-	-	24,900,000
Issuance of warrant	-	(2,367,368)	-	-	2,367,368	-	-	-	-

Accretion of discount on warrant	-	402,882	-	-	-	-	(402,882)	-	-

Preferred stock dividend	-	-	-	-	-	-	(1,213,875)	-	(1,213,875)

Balance at December 31, 2009	24,900	$22,935,514	9,626,559	$9,626,559	$2,367,368	$74,529,894	$(21,354,080)	$1,414,951	$89,520,206

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(30,225,951)	$2,010,819	$6,248,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	938,178	786,668	694,559
Provision for loan losses	11,526,066	6,484,543	1,684,219
Amortization of core deposit intangible	133,349	133,349	133,349
Accretion of fair value discount on loans	(285,593)	(439,820)	(439,820)
Amortization of fair value premium on deposits	109,730	185,550	406,277
Deferred income taxes	(2,077,407)	(1,788,197)	(502,749)
Loss on impairment of marketable equity security	197,575	-	-
Loss on impairment of nonmarketable equity security	406,802	-	-
Loss on impairment of goodwill	30,233,049	-	-
Loss on disposition of assets	3,024	74,032	65,685
Gain on sale of available for sale securities	(870,072)	(15,535)	-
Net gain on disposal of foreclosed assets	(3,741)	-	-
Valuation adjustments related to foreclosed assets	48,349	-	-
Net (accretion of discounts) amortization of premiums on available for sale securities	970,221	(80,314)	(98,609)
Net increase in cash surrender value life insurance	(846,468)	(689,221)	(339,204)
Stock based compensation	180,595	209,098	178,940
Purchase of loan to be held for sale	(3,651,505)	-	-
Proceeds from sale of loan held for sale	3,726,100	-	-
Gain on sale of loan	(74,595)	-	-
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(919,000)	420,342	(715,760)
Increase in other assets	(4,006,862)	(1,621,319)	(303,339)
Increase (decrease) in accrued interest payable	(483,216)	275,916	444,620
Increase (decrease) in accrued expenses and other liabilities	166,153	17,730	(292,252)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,194,781	5,963,641	7,164,672

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(167,674,519)	(28,064,996)	(14,360,641)
Proceeds from maturities and repayments of investment securities available for sale	38,659,372	12,685,891	9,305,441
Proceeds from sale of securities available for sale	42,820,152	1,543,197	-
Loan originations and principal collections, net	9,964,259	(113,399,801)	(126,014,080)
Purchases of premises and equipment	(1,957,311)	(3,538,541)	(2,947,101)
Proceeds from disposals of premises and equipment	-	-	20,050
Proceeds from sales of foreclosed assets	5,172,202	727,648	247,996
Purchases of Federal Home Loan Bank stock	(4,512,500)	(473,300)	(3,207,900)
Investment in life insurance	-	(7,000,000)	(3,100,000)
Net cash paid in business combination	-	-	(7,500)
NET CASH USED BY INVESTING ACTIVITIES	(77,528,345)	(137,519,902)	(140,063,735)

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits accounts	$7,642,133	$109,265,892	$63,143,356
Net increase (decrease) in short-term borrowings	36,294,000	23,951,000	(10,696,000)
Net increase (decrease) in long-term debt	26,000,000	(4,500,000)	76,000,000
Proceeds from stock options exercised	-	670,254	1,213,738
Proceeds from issuance of preferred stock and common stock warrant	24,900,000	-	-
Dividends paid on preferred stock	(1,058,250)	-	-
Net cash paid for fractional shares	-	-	(7,687)
Excess tax benefits from stock options exercised	-	95,500	451,950

NET CASH PROVIDED BY FINANCING ACTIVITIES	93,777,883	129,482,646	130,105,357

NET INCERASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,444,319	(2,073,615)	(2,793,706)

CASH AND CASH EQUIVALENTS, BEGINNING	10,282,789	12,356,404	15,150,110

CASH AND CASH EQUIVALENTS, ENDING	$31,727,108	$10,282,789	$12,356,404

Supplemental information (Notes S and T)

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE A - ORGANIZATION AND OPERATIONS

On June 29, 2001, Crescent Financial Corporation (the “Company”) was formed as a holding company for Crescent State Bank (“CSB”) or (the “Bank”). Upon formation, one share of the Company’s $1 par value common stock was exchanged for each of the outstanding shares of CSB’s $5 par value common stock.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and evaluation of goodwill for impairment.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity, are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased or acquired loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.  Interest on loans is recorded based on the principal amount outstanding.  The accrual of interest on impaired loans is discontinued when, in management’s opinion, the future collectability of the recorded loan balance is in doubt.  When the future collectability of the recorded loan balance is not in doubt, interest income may be recognized on the cash basis.   Generally, loans are placed on nonaccrual when they are past due 90 days. When a loan is place in nonaccrual status, all unpaid accrued interest is reversed.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans (Continued)

Subsequent collections of interest and principal are generally applied as a reduction to the principal outstanding.

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

Foreclosed Assets

Foreclosed assets includes repossessed assets and other real estate owned.  Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost.  Due to the redemption provisions of the FHLB, the Company estimated that fair value approximates cost and that this investment was not impaired at December 31, 2009.

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

The Company adopted the provisions of ASC 740-10 with respect to  Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the consolidated financial statements.  The Company did not recognize any interest or penalties related to income tax during the years ended December 31, 2007, 2008 and 2009, and did not accrue any interest or penalties as of December 31, 2009 or 2008.  The Company did not have an accrual for uncertain tax positions as deductions taken and benefits accrued are based on widely understood administrative practices and procedures, and are based on clear and unambiguous tax law.  Tax returns for all years 2006 and thereafter are subject to possible future examinations by tax authorities.

Goodwill and Other Intangibles

Goodwill and indeterminate lived intangibles are evaluated for impairment at least annually.  Based on circumstances which indicated impairment may have taken place, evaluations have been performed on a quarterly basis since October 31, 2008.  In the final analysis, a full goodwill impairment charge of $30,233,049 represented the appropriate course of action.  Other intangible assets, consisting of premiums on purchased core deposits, are being amortized over ten years principally using the straight-line method.  The carrying amount of other intangible assets at December 31, 2009 amounted to $826,291.  The carrying amount of goodwill and other intangible assets at December 31, 2008 amounted to $30,233,049 and $959,641, respectively.  See Note F for a more detailed discussion of this topic.

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

Stock Compensation Plans

Employee awards of equity instruments are recognized in the financial statements over the period the employee is required to perform the services in exchange for the award.  The measurement of the cost of employee services received in exchange for an award is based on the grant-date fair value of the award.  ASC 718 amends ASC 230, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Per Share Results

Basic and diluted net income per share are computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during each period.  Diluted net income per share reflects the potential dilution that could occur if common stock options and warrants were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Basic and diluted net income (loss) per share have been computed based upon net income available (loss attributed) to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2009	2008	2007
Weighted average number of common shares used in computing basic net income per share	9,569,290	9,500,103	9,211,779

Effect of dilutive stock options	-	174,540	400,665

Effects of restricted stock	-	5,841	23,250

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	9,569,290	9,680,484	9,635,694

For the years ended December 31, 2009, there were 430,118 stock options and the warrant for 833,705 shares which were not included in the computation of diluted earnings per share because they had no dilutive effect.  For the years ended December 31, 2008 and 2007, there were 90,109 and 62,627 outstanding stock options, respectively, which were not included in the computation of diluted earnings per share because they had no dilutive effect.

Mortgage Loan Origination and Other Fees

Mortgage loan origination fees represent fees received for the origination of loans that are pre-sold in the secondary market through the Company’s relationship with various mortgage brokers.  These fees are recognized in income as they are earned upon the closing of each loan.

Brokerage referral fees derived from investment transactions with Capital Investment Group, Inc. are recognized in income as these transactions are consummated.

Segment Reporting

ASC 280. formerly SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that public entities disclose information about products and services provided by operating segments, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the entity’s general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Reclassification

On March 9, 2009, the Company converted all core and ancillary data processing systems.  As a result of that conversion, we reclassified certain loans within the portfolio so that reporting is more consistent with the collateral of a particular loan rather than the purpose.  Loans secured by homes purchased as investment property or for a commercial business purpose were previously reported as commercial real estate whereas they were reclassified as residential real estate mortgages.  Loans secured by commercial building lots were previously reported as commercial real estate and were reclassified as construction and land development.  The 2008 loan classification balances as previously reported in Note D have been reclassified through the conversion process as follows: $164.6 million of commercial real estate loans and $2.1 million consumer loans being shifted to $81.8 million of construction and land development, $70.7 million residential mortgages, $9.3 million home equity loans and $4.9 million commercial and industrial.

The Company reclassified approximately $73,000 and $58,000 of net losses on the sale of other real estate owned for the years ended December 31, 2008 and 2007, respectively, from non-interest income to non-interest expense.

Recently Adopted and Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles (ASC Topic 105), which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”).  All existing accounting standards are superseded.  All other accounting guidance not included n the Codification will be considered non-authoritative.  The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.  The Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  The Codification is effective for our year-end 2009 financial statements and the principal impact on the Company’s financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In December 2007, FASB issued SFAS No. 141(revised 2007), Business Combinations, (“ASC 805-10-65”), which establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. This guidance expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. The entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. This guidance requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual.

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
December 31, 2009, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted and Issued Accounting Standards (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“ASC 810-10-65”), which defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. This guidance requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to any noncontrolling interest must be clearly presented on the face of the consolidated statement of income. Changes in the parent’s ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be remeasured at fair value on the date control is lost, with any gain or loss recognized in earnings. ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008. Accordingly, the Company adopted the provisions of this guidance in the first quarter of 2009. The adoption on January 1, 2009, had no effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“ASC 815-10-65”) which requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, ASC 815-10-65 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements.  ASC 815-10-65 is effective for financial statements issued for fiscal years beginning after November 15, 2008. Accordingly, the Company adopted the provisions of this guidance in the first quarter 2009.  The Company provided the required disclosure in Note N.

In April 2009, the FASB issued the following three FSP’s intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-10-65”), provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly.  This update also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of this update are effective for the Company’s interim period ending on June 30, 2009.  The adoption of this update did not materially affect the Company’s consolidated financial statements.

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
December 31, 2009, 2008 and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted and Issued Accounting Standards (Continued)

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“ASC 320-10-65”), amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The adoption did not materially affect the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855-10-06 through ASC 855-10-55 (“ASC 855-10”), Subsequent Events, which sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made.  The guidance was in effect and adopted for the period ended June 30, 2009.

In June 2009, the FASB issued the following standards:

Statement of Financial Accounting Standards (SFAS) No. 166 “Accounting for Transfer of Financial Assets – an amendment of the FASB Statement No. 140” (“ASC 860”), which eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures including information about continuing exposure to risks related to transferred financial assets.  ASC 860 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009.  The disclosure requirements must be applied to transfers that occurred before and after the effective date.

Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments for FASB Interpretation No. 46(R)” (“ASC 810”), which contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating SQPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures.  ASC 810 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated VIEs).  Management is currently evaluating any effect this may have on the accounting for the Company’s trust preferred securities though none is expected.

In August 2009, the FASB issued Accounting Standards Update (ASU) No 2009-05, Fair Value Measurements and Disclosures Overall (ASC Topic 820-10) - “Measuring Liabilities at Fair Value”.  This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer.  The adoption did not materially affect the Company’s consolidated financial statements.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE C - INVESTMENT SECURITIES

The following is a summary of the securities portfolios by major classification:

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$12,235,041	$448,086	$-	$12,683,127
Mortgage-backed securities	58,766,929	1,562,514	126,356	60,203,087
Collateralized mortgage obligations	70,300,750	948,641	386,219	70,863,172
Municipals	48,820,579	673,223	465,397	49,028,405
Marketable equity	402,050	-	56,950	345,100

	$190,525,349	$3,632,464	$1,034,922	$193,122,891

	December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$10,664,833	$169,315	$2,313	$10,831,835
Mortgage-backed securities	67,308,567	1,707,655	39,863	68,976,359
Municipals	26,089,420	177,788	917,537	25,349,671
Marketable equity	565,255	4,989	79,491	490,753

	$104,628,075	$2,059,747	$1,039,204	$105,648,618

Proceeds from sales of available for sale securities in 2009 totaled $42,820,152 resulting in gross gains of $870,072. Proceeds from sales of available for sale securities in 2008 totaled $1,543,197 resulting in gross gains of $15,535 and no losses. There were no sales of available for sale securities in 2007.

The following tables show investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008. The 2009 unrealized losses on investment securities relate to twelve collateralized mortgage obligations, three mortgage-backed securities, twenty-five municipal securities and two marketable equity securities.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE C - INVESTMENT SECURITIES (Continued)

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

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:

Mortgage-backed	$10,253,608	$126,356	$-	$-	$10,253,608	$126,356
Collateralized mortgage obligations	26,940,754	386,219	-	-	26,940,754	386,219
Municipals	17,081,421	244,125	2,858,321	221,272	19,939,742	465,397
Marketable equity	-	-	345,100	56,950	345,100	56,950

Total temporarily impaired securities	$54,275,783	$756,700	$3,203,421	$278,222	$57,479,204	$1,034,922

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$972,624	$2,313	$-	$-	$972,624	$2,313
Mortgage-backed	1,768,974	22,558	1,097,179	17,305	2,866,153	39,863
Municipals	13,246,896	755,550	986,586	161,987	14,233,482	917,537
Marketable equity	-	-	206,366	79,491	206,366	79,491

Total temporarily impaired securities	$15,988,494	$780,421	$2,290,131	$258,783	$18,278,625	$1,039,204

For the year ended December 31, 2009, the Company determined one marketable equity security was other than temporarily impaired and recognized a $197,575 write-down on the investment.  The investment had been carried at a basis of $279,398.  The per share basis was well above the trailing fifty-two week range and the prospects of recovery were limited.  The fair value of the investment at December 31, 2009 is $73,043.  The Company also took an impairment charge of $406,802 on a non-marketable equity security.  The investment was written off in its entirety since the issuing company was taken into receivership.  There were no investments determined to be other than temporarily impaired during 2008.

At December 31, 2009 and 2008, investment securities with a carrying value of $96,437,558 and $63,602,694, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE C - INVESTMENT SECURITIES (Continued)

The amortized cost and fair values of securities available for sale at December 31, 2009 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value

Due within one year	$18,311,207	$18,698,363
Due after one year through five years	91,833,128	93,371,396
Due after five years through ten years	47,642,887	48,110,466
Due after ten years	32,336,077	32,597,566
Other equity securities	402,050	345,100
	$190,525,349	$193,122,891

The following table presents the carrying values, intervals of maturities or repricings, and weighted average tax equivalent yields of our investment portfolio at December 31, 2009:

	Repricing or Maturing
	Less than	One to	Five to	Over ten
	one year	five years	ten years	years	Total
	(Dollars in thousands)
Securities available for sale:
U. S. government agencies
Balance	$-	$6,961	$5,274	$-	$12,235
Weighted average yield	-%	4.63%	4.66%	-%	4.64%
Mortgage-backed securities
Balance	$12,213	$27,340	$12,871	$6,343	$58,767
Weighted average yield	4.30%	4.35%	4.40%	4.66%	4.38%
Collateralized mortgage obligations
Balance	$6,098	$51,786	$12,406	$11	$70,301
Weighted average yield	2.52%	3.59%	4.04%	6.00%	3.58%
Municipal securities
Balance	$-	$5,746	$17,092	$25,982	$48,820
Weighted average yield	-%	3.93%	4.39%	4.53%	4.41%
Marketable equity
Balance	$-	$-	$-	$402	$402
Weighted average yield	-%	-%	-%	-%	-%
Total
Balance	$18,311	$91,833	$47,643	$32,738	$190,525
Weighted average yield	3.70%	3.92%	4.33%	4.55%	4.11%

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE D - LOANS

Following is a summary of loans at December 31, 2009 and 2008.  See Note B for a discussion regarding the reclassification of loans that took place during 2009.
	2009	2008

Real estate - commercial	$359,450,529	$305,808,295
Real estate - residential	96,730,537	89,872,388
Construction loans	179,227,518	242,771,248
Commercial and industrial loans	55,360,111	81,000,300
Home equity loans and lines of credit	64,484,524	63,772,120
Loans to individuals	4,965,873	3,198,606
Total loans	760,219,092	786,422,957
Less:
Deferred loan fees	(870,751)	(1,045,674)
Allowance for loan losses	(17,567,000)	(12,585,000)

Total	$741,781,341	$772,792,283

Loans are primarily made in the Company’s market area of North Carolina, principally Wake, Johnston, Lee, Moore, and New Hanover counties. Real estate loans can be affected by the condition of the local real estate market. Commercial and consumer and other loans can be affected by the local economic conditions.

At December 31, 2009 there were fifteen restructured loans totaling $13.7 million. Five of these loans totaling $8 million are commercial real estate, three loans totaling $2.8 million are construction, land acquisition and development, one loan for $2.6 million is residential real estate and six loans totaling $372,000 were commercial and industrial.  All fifteen loans are accruing interest, are not past due 30 days or more and are performing in accordance with the modified terms.  There were no restructured loans as of December 31, 2008. At December 31, 2009, the recorded investment in loans considered impaired totaled $66.1 million. Of the total investment in loans considered impaired, $35.4 million were found to show specific impairment for which $9.1 million in valuation allowance was recorded; no valuation allowance for the other impaired loans was considered necessary.  For the year ended December 31, 2009, the average recorded investment in impaired loans was approximately $39.6 million.  The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was approximately $1.3 million.

At December 31, 2008, the recorded investment in loans considered impaired totaled $16.7 million. Of the total investment in loans considered impaired,  $11.6 million were found to show specific impairment for which $4.1 million in valuation allowance was recorded; no valuation allowance for the other impaired loans was considered necessary.  For the year ended December 31, 2008, the average recorded investment in impaired loans was approximately $3.6 million.  The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was not material.

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

Loans to directors and officers as a group at December 31, 2008	$43,180,789
Net payments during the year-ended December 31, 2009	(389,140)
Loans to directors and officers as a group at December 31, 2009	$42,791,649

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE D - LOANS (Continued)

At December 31, 2009, the Company had pre-approved but unused lines of credit totaling $3.7 million to executive officers, directors and their related interests. No additional funds were committed to be advanced at December 31, 2009.

An analysis of the allowance for loan losses follows:

	2009	2008	2007

Balance at beginning of year	$12,585,000	$8,273,000	$6,945,000

Provision for loan losses	11,526,066	6,484,543	1,684,219

Charge-offs	(6,940,583)	(2,187,104)	(362,363)

Recoveries	396,517	14,561	6,144

Net charge-offs	(6,544,066)	(2,172,543)	(356,219)

Balance at end of year	$17,567,000	$12,585,000	$8,273,000

NOTE E - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2009 and 2008:

	2009	2008

Land	$4,280,213	$4,280,213
Buildings and leasehold improvements	7,014,872	4,940,581
Furniture and equipment	5,155,849	5,354,601
Less accumulated depreciation	(4,589,776)	(3,730,346)

Total	$11,861,158	$10,845,049

Depreciation and amortization amounting to $938,178 in 2009, $786,668 in 2008 and $694,559 in 2007 is included in occupancy and equipment expense.

NOTE F - GOODWILL AND OTHER INTANGIBLES

There was no accumulated impairment loss for goodwill as of January 1, 2009 and 2008, respectively.  The following is a summary of goodwill and other intangible assets at December 31, 2009 and 2008:

	2009	2008

Goodwill, beginning of year	$30,233,049	$30,233,049
Goodwill impairment write-off	30,233,049	-

Goodwill, end of year	$-	$30,233,049

Other intangibles – gross	$1,333,493	$1,333,493
Less accumulated amortization	507,201	373,852

Other intangibles – net	$826,292	$959,641

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE F - GOODWILL AND OTHER INTANGIBLES (Continued)

Management is required to test goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. If the carrying amount of the reporting unit’s goodwill is found to exceed its implied fair value, the Company would recognize an impairment loss in an amount equal to that excess.

The Company completed its annual test of goodwill for impairment as of October 31, 2008 which test indicated that none of the Company's goodwill was impaired. Management updated its test for impairment of goodwill at December 31, 2008 due to the decline in the price of our common stock and the net loss in the fourth quarter of 2008. The results of that test indicated that none of the Company's goodwill was impaired. At both March 31 and June 30, 2009, due to the decline in the price of our common stock and the disparity between the stock price and stated book value, management again tested for impairment of goodwill. The results of these tests indicated that none of the Company's goodwill was impaired.

In early August, management engaged external valuation specialists to assist in its goodwill assessments. At August 31, 2009 the Company again tested its goodwill for impairment due to the continued disparity between the value of the Company's stock and stated book value. The indicative fair value of the Company at August 31, 2009 was determined using two methods. The first is a market approach based on the actual market capitalization of the Company, adjusted for a control premium. The second is an income approach based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. Both methods were considered and weighted to estimate the fair value of the Company.  Based on testing, management determined that the indicative fair value of the Company exceeded its carrying value and management performed a second step analysis to compare the implied fair value of the goodwill with the carrying amount of that goodwill. The results of this second step analysis, which were finalized in the fourth quarter of 2009, indicated a range of goodwill impairment that supported a charge of $30.2 million to write off all of its goodwill.

There were several significant assumption changes between the analysis performed at June 30 and August 31, 2009.  The discount rate used in the income approach based on discounted cash flows increased from 15% to 18.5%.  The external valuation specialist had an established method of determining the discounted rate which considered factors not previously utilized.  Between the higher discount rate to compensate for increased risk due to higher levels of nonperforming loans and adjustments made to projected cash flows as we looked forward to the fourth quarter, the indicative value per the income approach declined by $38.1 million.  The results of the market approach between June 30 and August 31, 2009 declined by $42.3 million primarily due to a continued drop in control premiums on merger transactions.  When considering how to weight the two approaches, greater consideration was given to the market approach during the August analysis.  These factors led to a lower estimated fair value of equity at August 31, 2009 compared to June 30, 2009.

This write off of goodwill has no effect on our cash flows, our regulatory capital, and the operation of our business or our ability to service our customers.

Other intangibles amortization expense for the years ended December 31, 2009, 2008 and 2007 amounted to $133,349, $133,349 and $133,349, respectively.  The following table presents estimated amortization expense for other intangibles.
Estimated Amortization Expense
For the Year Ending December 31:
2010	$133,349
2011	133,349
2012	133,349
2013	126,383
2014	112,448
Thereafter	187,414

$826,292

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE G - DEPOSITS

The weighted average cost of time deposits was 3.12% and 4.54% at December 31, 2009 and 2008, respectively.

At December 31, 2009, the scheduled maturities of certificates of deposit are as follows:

	Less than	$100,000
	$100,000	or more	Total

Three months or less	$17,432,487	$73,378,094	$90,810,581
Over three months through one year	33,653,542	146,451,842	180,105,384
Over one year through three years	16,077,254	110,817,186	126,894,440
Over three years to five years	12,959,296	26,692,653	39,651,949
Over five years	50,000	-	50,000

Total	$80,172,579	$357,339,775	$437,512,354

NOTE H - BORROWINGS

Borrowings are comprised of the following at December 31, 2009 and 2008:

	2009	2008
Short-term borrowings:
Federal funds purchased	$-	$8,706,000
Federal Reserve Bank discount window	50,000,000	-
Federal Home Loan Bank advances maturing within one year	24,000,000	29,000,000

Total short-term borrowings	$74,000,000	$37,706,000

Long-term debt:
Federal Home Loan Bank advances maturing beyond one year	$127,000,000	$99,000,000
Junior subordinated debentures	8,248,000	8,248,000
Subordinated term loan	7,500,000	7,500,000
Holding company line of credit	-	2,000,000

Total long-term debt	$142,748,000	$116,748,000

Short-term Borrowings

The Company may purchase federal funds through unsecured federal funds guidance lines of credit totaling $21.5 million at December 31, 2009. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balance on the lines of credit as of December 31, 2009 compared to $8,706,000 at December 31, 2008.

The Company may borrow funds through the Federal Reserve Bank’s discount window.  These borrowings are secured by a blanket floating lien on qualifying construction, land acquisition and development loans, commercial and industrial loans and consumer loans collateral value of $82.8 million. Depending on the type of loan collateral, the Company may borrow between 75% and 80% of the collateral value pledged.  The Company had $50.0 million outstanding as of December 31, 2009.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE H - BORROWINGS (Continued)

A summary of selected data related to short-term borrowed funds follows:

	For the Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Short-term borrowings:
Federal funds purchased:
Balance outstanding at end of year	$-	$8,706
Maximum amount outstanding at any month end during the year	101,222	20,894
Average balance outstanding during the year	16,037	4,010
Weighted-average interest rate during the year	0.61%	2.87%
Weighted-average interest rate at end of year	0%	1.00%

Federal Reserve Bank discount window:
Balance outstanding at end of year	$50,000	$-
Maximum amount outstanding at any month end during the year	75,000	-
Average balance outstanding during the year	48,039	-
Weighted-average interest rate during the year	0.42%	-
Weighted-average interest rate at end of year	0.25%	-

Junior Subordinated Debentures

In 2003, the Company issued $8,248,000 of junior subordinated debentures to Crescent Financial Capital Trust I (the “Trust”) in exchange for the proceeds of trust preferred securities issued by the Trust.  The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the trust is included in other assets.

The junior subordinated debentures pay interest quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 3.10%.  On June 25, 2009, the Company entered into a derivative financial instrument which effectively swapped the variable rate payments for fixed payments.    We entered into a three year and four year swap each for one-half of the notional amount of the trust preferred securities for fixed rates of 5.49% and 5.97%, respectively.  The effective interest rate is currently 5.73%.The debentures are redeemable on October 7, 2008 or afterwards, in whole or in part, on any January 7, April 7, July 7, or October 7.  Redemption is mandatory at October 7, 2033.  The Company guarantees the trust preferred securities through the combined operation of the junior subordinated debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE H - BORROWINGS (Continued)

The subordinated term loan pays interest quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 4.00%. On June 25, 2009, the Company entered into a derivative financial instrument which effectively swapped the variable rate payments for fixed payments.  We entered into a three year and four year swap each for one-half of the notional amount of the trust preferred securities for fixed rates of 6.39% and 6.87%, respectively.  The subordinated term loan agreement matures on October 18, 2018 and can be prepaid, subject to the approval of the FDIC and other Governmental Authorities (if applicable), in incremental amounts not less than $500,000, by giving five business days notice prior to prepayment.  The Company does not have the right to prepay all or any portion of the loan prior to October 1, 2013 unless the loan ceases to be deemed Tier 2 capital for regulatory capital purposes.

Should the loan cease to be considered Tier 2 capital for regulatory capital purposes, the debt can either be structured as senior debt of the Company or be repaid.  The principal reason for entering into the subordinated term loan agreement was to enhance our regulatory capital position.

Federal Home Loan Bank Advances

The Company has a $309.7 million credit line available with the Federal Home Loan Bank for advances.  These advances are secured by a blanket floating lien on qualifying commercial real estate, first mortgage loans and pledged investment securities with a market value of $273.9 million.

At December 31, 2009 and 2008, the Company had the following advances outstanding from the Federal Home Loan Bank of Atlanta:

Maturity	Interest Rate	Rate Type	2009	2008

August 21, 2009	4.71%	Fixed	$-	$10,000,000
September 10, 2009	4.62%	Fixed	-	10,000,000
October 21, 2009	4.72%	Fixed	-	9,000,000
January 7, 2010	1.11%	Fixed	10,000,000	-
April 12, 2010	4.58%	Fixed	7,000,000	7,000,000
June 9, 2010	3.58%	Fixed	7,000,000	7,000,000
January 12, 2011	1.75%	Fixed	7,000,000	-
June 9, 2011	3.94%	Fixed	8,000,000	8,000,000
February 10, 2012	1.68%	Fixed	5,000,000	-
March 9, 2012	4.29%	Convertible	10,000,000	10,000,000
May 18, 2012	4.49%	Convertible	20,000,000	20,000,000
July 16, 2012	3.84%	Convertible	5,000,000	5,000,000
August 29, 2012	4.00%	Convertible	15,000,000	15,000,000
December 6, 2012	4.22%	Fixed	5,000,000	5,000,000
February 11, 2013	2.29%	Fixed	5,000,000	-
April 22, 2013	2.55%	Fixed	6,000,000	-
March 21, 2014	2.76%	Fixed	5,000,000	-
August 21, 2014	2.90%	Fixed	5,000,000	-
October 21, 2014	2.91%	Fixed	9,000,000	-
January 28, 2019	3.90%	Fixed	12,000,000	12,000,000
March 25, 2019	4.26%	Fixed	10,000,000	10,000,000

Totals			$151,000,000	$128,000,000

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE H - BORROWINGS (Continued)

Borrowings maturing on March 9, 2012, May 18, 2012 and August 29, 2012 are fixed rate advances, convertible quarterly, at the discretion of the Federal Home Loan Bank, to a variable rate based on 3-month LIBOR.  The borrowing maturing on July 16, 2012 is a fixed rate advance, convertible quarterly to a variable rate based on 3-month LIBOR, only if 3-month LIBOR is greater than or equal to 7%.  All other advances are fixed rate facilities.

Holding Company Line of Credit

On June 27, 2008, the Company entered into a $10.0 million holding company line of credit with a correspondent financial institution.  There was $2.0 million outstanding on this line at December 31, 2008 and is included in long-term debt.  The line was revolving and paid interest quarterly at an annual rate, reset daily, equal to the Prime rate of interest minus 1.125%.  The line was secured by 258,000 shares of Crescent State Bank stock.   The line was paid in full and cancelled at the Company’s request prior to March 31, 2009.

NOTE I - LEASES

The Company has entered into fourteen non-cancelable operating leases for its main office, operations center, and branch facilities. Future minimum lease payments under these leases for the years ending December 31 are approximately as follows:

2010	$1,922,000
2011	1,945,000
2012	1,824,000
2013	1,775,000
2014	1,711,000
Thereafter	8,296,000

Total	$17,473,000

The leases contain renewal options for various additional terms after the expiration of the initial term of each lease.  The cost of such renewals is not included above.  Total rent expense for the years ended December 31, 2009, 2008 and 2007  amounted to $1,650,367, $1,308,210 and $1,090,669, respectively.

Two of the properties used for bank branch operations are leased from related parties.  Lease payments made to related parties in 2009, 2008 and 2007 were $242,094, $150,115 and $48,385, respectively.

NOTE J - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2009, 2008 and 2007 are as follows:
	2009	2008	2007
Current tax provision:
Federal	$499,168	$1,910,369	$3,246,706
State	249,539	476,528	776,243
	748,707	2,386,897	4,022,949
Deferred tax provision (benefit):
Federal	(1,717,793)	(1,473,490)	(404,347)
State	(359,614)	(314,707)	(98,402)
	(2,077,407)	(1,788,197)	(502,749)

Provision for income taxes (benefit)	$(1,328,700)	$598,700	$3,520,200

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE J - INCOME TAXES (Continued)

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2009	2008	2007

Tax computed at statutory rate of 34%	$(10,728,581)	$887,237	$3,321,445

Effect of state income taxes	(72,649)	106,802	447,375
Non-taxable interest income	(501,847)	(279,751)	(256,218)
Non-taxable bank owned life insurance	(287,799)	(234,335)	(115,329)
Goodwill impairment	10,279,235	-	-
Other	(17,059)	118,747	122,927

	$(1,328,700)	$598,700	$3,520,200

Significant components of deferred taxes at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Allowance for loan losses	$6,522,001	$4,792,148
Premises and equipment	41,051	180,587
Rent abatement	-	3,711
Fair value adjustments	54,425	110,567
Unrealized loss on hedges	113,697	-
Deferred compensation	632,559	475,521
Other	418,835	155,802
Net deferred tax assets	7,782,568	5,718,336

Deferred tax liabilities:
Intangible assets	(318,568)	(369,980)
Deferred loan costs	-	(76,280)
Unrealized gain on securities	(1,001,457)	(393,420)
Prepaid expenses	(164,037)	(163,217)

Net deferred tax liabilities	(1,484,062)	(1,002,897)

Net deferred tax asset included in other assets	$6,298,506	$4,715,439

It is management’s opinion that realization of the net deferred tax asset is more likely than not based on the Company’s history of taxable income and estimates of future taxable income.

Effective January 1, 2007, the Company adopted new guidance related to accounting for uncertain income tax positions, which provides guidance on financial statement recognition and measurements of tax positions taken, or expected to be taken, in tax returns.  The initial adoption of ASC 740-10 had no impact on the Company’s financial statements.  As of January 1, 2009, there were no unrecognized tax benefits.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE J - INCOME TAXES (Continued)
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

The Company’s federal and state income tax returns are open and subject to examination from the 2006 tax return year and forward.

NOTE K - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of other non-interest income for the years ended December 31, 2009, 2008 and 2007 are as follows:
	2009	2008	2007

Brokerage referral fees	$163,858	$172,159	$164,665
Other	355,616	558,060	269,498

Total	$519,474	$730,219	$434,163

The major components of other non-interest expense for the years ended December 31, 2009, 2008 and 2007 are as follows:
	2009	2008	2007

Postage, printing and office supplies	$620,467	$560,192	$550,724
Advertising, marketing and business development	613,456	639,129	606,667
Professional fees and services	1,465,114	1,620,339	1,511,404
Loan servicing and collection expenses	226,490	255,105	222,989
Other	1,571,514	1,501,691	1,468,246

Total	$4,497,041	$4,576,456	$4,360,030

NOTE L - RESERVE REQUIREMENTS

The aggregate net reserve balance maintained under the requirements of the Federal Reserve, which is currently interest bearing, was $351,000 at December 31, 2009. During 2008, Crescent began utilizing a deposit reclassification program. This program, in compliance with Federal Reserve Bank regulations, allowed a portion of Crescent’s reservable transaction accounts to be reclassified as savings which are not subject to reserve requirements.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized Crescent State Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Banks’ actual capital amounts and ratios as of December 31, 2009 and 2008 are presented in the table below.

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Crescent State Bank
As of December 31, 2009:

Total Capital (to Risk-Weighted Assets)	$111,463	13.32%	$66,945	8.00%	$83,682	10.00%
Tier I Capital (to Risk-Weighted Assets)	93,415	11.16%	33,473	4.00%	50,209	6.00%
Tier I Capital (to Average Assets)	93,415	8.86%	42,170	4.00%	52,712	5.00%

As of December 31, 2008:

Total Capital (to Risk-Weighted Assets)	$90,644	10.87%	$66,740	8.00%	$83,425	10.00%
Tier I Capital (to Risk-Weighted Assets)	72,693	8.71%	33,370	4.00%	50,055	6.00%
Tier I Capital (to Average Assets)	72,693	7.83%	37,122	4.00%	46,402	5.00%

The Company is also subject to these requirements.  At December 31, 2009, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 13.53%, 11.37% and 9.03%, respectively.  At December 31, 2008, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 10.68%, 8.53% and 7.67%, respectively.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE M - REGULATORY MATTERS (Continued)

On February 27, 2009, the Board of Directors of the FDIC proposed amendments to the restoration plan for the DIF.  This amendment proposed the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009.

On March 5, 2009, the FDIC Chairman announced that the FDIC intended to lower the special assessment from 20 basis points to 10 basis points. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was not to exceed 10 basis points times the institution's assessment base for the second quarter 2009. The assessment was collected on September 30, 2009 and totaled $493,000.

In addition, the FDIC received approval to require prepayment of the next three years premiums by December 31, 2009.  The Company remitted $4.2 million to prepay its premiums for 2010, 2011 and 2012.  The FDIC may impose an emergency special assessment of up to 10 basis points on all insured depository institutions whenever, after June 30, 2009, the FDIC estimates that the fund reserve ratio will fall to a level that the Board believes would adversely affect public confidence or to a level close to zero or negative at the end of a calendar quarter.  Additional assessments could have a significant impact on the financial results of the Company in future years.  The assessment rates, including any special assessments, are subject to change at the discretion of the Board of Directors of the FDIC.

NOTE N - DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges
Through a special purpose entity (see Note H) the Company issued trust preferred debentures in 2003.  In 2007, the Company entered into a subordinated term loan agreement with a non-affiliated financial institution.  These instruments, as more fully described in Note H, were issued as part of its capital management strategy. These instruments are variable rate and expose the Company to interest rate risk caused by the variability of expected future interest expense attributable to changes in 3-month LIBOR. To mitigate this exposure to fluctuations in cash flows resulting from changes in interest rates, the Company entered into four pay-fixed interest rate swap agreements in June 2009.

Based on the evaluation performed at inception and through December 31, 2009, these derivative instruments qualify for cash flow hedge accounting. Therefore, the cumulative change in fair value of the interest rate swaps, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged trust preferred debenture and subordinated term loan, will be deferred and reported as a component of other comprehensive income (“OCI”). Any hedge ineffectiveness will be charged to current earnings.

Since the floating index and reset dates are based on identical terms, management believes that the hedge relationship of the cumulative changes in expected future cash flows from the interest rate swaps and the cumulative changes in expected interest cash flows from the trust-preferred debentures and subordinated term loan agreement will be highly effective. For the period ended December 31, 2009, management has determined that there is no hedge ineffectiveness.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE N -DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The notional amount of the debt obligations being hedged was $15.5 million and the fair value of the interest rate swap liability, which is recorded in accrued expenses and other liabilities at December 31, 2009, was an unrealized loss of $294,934.

The following table discloses the location and fair value amounts of derivative instruments designated as hedging instruments under ASC 815 in the consolidated balance sheets.

	December 31, 2009
			Estimated Fair
	Balance Sheet	Notional	Value of
	Location	Asset(Liability)	Amount

Trust preferred securities:
Interest rate swap	Other liabilities	$4,000,000	$(67,847)
Interest rate swap	Other liabilities	4,000,000	(83,652)

Subordinated term loan agreements:
Interest rate swap	Other liabilities	3,750,000	(64,216)
Interest rate swap	Other liabilities	3,750,000	(79,219)
		$15,500,000	$(294,934)

See Note H for additional information.

The following table discloses activity in accumulated OCI related to the interest rate swaps during the year ended December 31, 2009.
December 31, 2009
Accumulated OCI resulting from interest rate swaps as of January 1, 2009, net of tax	$-
Other comprehensive loss recognized, net of tax	(181,237)
Accumulated OCI resulting from interest rate swaps as of December 31, 2009, net of tax	$(181,237)

The Company monitors the credit risk of the interest rate swap counterparty.  The Company has pledged $310,000 to the counterparty to the swaps.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE O - OFF-BALANCE SHEET RISK (Continued)

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2009 is as follows (amounts in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$91,452
Undisbursed equity lines of credit	35,706
Financial standby letters of credit	4,111
Commitment to invest in Small Business Investment Corporation	363

NOTE P - FAIR VALUE MEASUREMENT

The Company adopted ASC 820 and ASC 825 on January 1, 2008. ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. ASC 820 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, ASC 820 does not expand the use of fair value in any new circumstances. ASC 825 provides companies with an option to report selected financial assets and liabilities at fair value. As of December 31, 2009 and 2008, the Company had not elected to measure any financial assets or liabilities using the fair value option under ASC 825; therefore the adoption of ASC 825 had no effect on the Company’s financial condition or results of operations.

Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  See Note B for discussion concerning recent guidance for transactions that are not orderly.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition.  In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction and the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market.  In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants.  These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy established by ASC 820 to the Company’s financial assets that are carried at fair value.

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of December 31, 2009 and 2008, the Company carried certain marketable equity securities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of December 31, 2009 and 2008, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale, impaired loans secured by real estate and derivative liabilities.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE P – ESTIMATED FAIR VALUES (Continued)

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of December 31, 2009 and 2008, while the Company did not carry any financial assets or liabilities, measured on a recurring basis, at fair value hierarchy Level 3, the Company did value certain financial assets, measured on a non-recurring basis, at fair value hierarchy Level 3.

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

Derivative Liabilities
Derivative instruments at December 31, 2009 include interest rate swaps and are valued using models developed by third-party providers.  This type of derivative is classified as Level 2 within the hierarchy.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value on a Nonrecurring Basis.  The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. There were $66.1 million in impaired loans at December 31, 2009, of which $35.4 million in loans showed impairment and had a specific reserve of $9.1 million.  Impaired loans totaled $16.7 million at December 31, 2008.  Of such loans, $11.6 million had specific loss allowances aggregating $4.1 million at that date.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE P - ESTIMATED FAIR VALUES (Continued)

Below is a table that presents information about assets measured at fair value at December 31, 2009 and 2008:

		Fair Value Measurements at
		December 31, 2009, Using

		Quoted Prices	Significant
	Assets/(Liabilities)	in Active	Other	Significant
	Measured at	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. Government obligations and agency	$12,683,127	$-	$12,683,127	$-
Mortgage-backed	60,203,087	-	60,203,087	-
Collateralized mortgage obligations	70,863,172	-	70,863,172	-
Municipals	49,028,405	-	49,028,405	-
Marketable equity	345,100	345,100	-	-

Foreclosed assets	6,305,617	-	-	6,305,617
Impaired loans	26,258,018	-	23,434,441	2,823,577
Derivative liabilities	(294,934)	-	(294,934)	-

		Fair Value Measurements at
		December 31, 2008, Using

		Quoted Prices	Significant
	Assets/(Liabilities)	in Active	Other	Significant
	Measured at	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$105,648,618	$490,753	$105,157,865	$-
Foreclosed assets	1,716,207	-	-	1,716,207
Impaired loans	7,556,644	-	6,787,739	768,905

ASC Topic 825 Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE P - ESTIMATED FAIR VALUES (Continued)

liabilities, the following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents

The carrying amounts for cash and cash equivalents approximate fair value because of the short maturities of those instruments.

Investment Securities

See previous discussion in Note P.

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

Derivative financial instruments

See previous discussion in Note P.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE P - ESTIMATED FAIR VALUES (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2009 and 2008:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$13,902,108	$13,902,108	$10,282,789	$10,282,789
Investment securities	193,122,891	193,122,891	105,648,618	105,648,618
Federal Home Loan Bank stock	11,776,500	11,776,500	7,264,000	7,264,000
Loans, net	741,781,341	701,738,000	772,792,283	784,667,000
Investment in life insurance	17,658,386	17,658,386	16,811,918	16,811,918
Accrued interest receivable	4,260,258	4,260,258	3,341,258	3,341,258

Financial liabilities:
Deposits	722,634,618	742,001,000	714,882,755	718,590,000
Short-term borrowings	74,000,000	74,260,000	37,706,000	39,925,000
Long-term borrowings	142,748,000	139,457,000	116,748,000	121,748,000
Interest rate swaps	294,934	294,934	-	-
Accrued interest payable	1,475,128	1,475,128	1,958,344	1,958,344

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS

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

At the Company’s annual meeting on July 11, 2006, the shareholders approved the 2006 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”) to replace the previous plans.  This plan authorizes 335,000 shares of the common stock of Crescent to be issued in the form of incentive stock option grants, non-statutory stock option grants, restricted stock grants, long term incentive compensation units, or stock appreciation rights.   The company declared and distributed a 10% stock dividend in 2007 which increased the shares available for issuance to 368,500.  In the event that the number of shares of common stock that remain available for future issuance under the Plan as of December 31, 2008 and as of the last day of each calendar year commencing thereafter, is less than 1.5% of the total number of shares of common stock issued and outstanding as of such date (the “Replacement Amount”), then the Plan Pool shall be increased as of such date by a number of shares of common stock equal to the Replacement Amount.  At December 31, 2009, there were 236,379 unissued options in this plan.  Vesting provisions for granted stock options are at the discretion of the Compensation Committee of the Board of Directors.  At December 31, 2009, all outstanding options were granted with a three year vesting schedule; 25% at date of grant and 25% at each of the next three grant date anniversaries.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

The share-based awards granted under the aforementioned plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the plans due to their dissimilar characteristics. Vesting provisions for granted restricted stock awards are at the discretion of the Compensation Committee of the Board of Directors. At December 31, 2009, all outstanding restricted stock awards vest in full at either the three year of five year anniversary date of the grant. The Company funds the option shares and restricted stock from authorized but un-issued shares.

Stock Option Plans

A summary of the Company’s option plans as of and for the year ended December 31, 2009, adjusted for the stock split effected in the form of a 10% stock dividend distributed in May 2007, is as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
		Average		Average
		Option		Option
	Number	Price	Number	Price

Options outstanding, beginning of year	543,352	$5.55	528,904	$5.45
Granted/vested	22,500	4.40	5,625	4.40
Exercised	-	-	-	-
Expired	125,899	3.94	125,899	3.94
Forfeited	9,835	8.13	9,629	8.04

Options outstanding, end of year	430,118	$5.90	405,712	$5.91

The weighted average remaining life of options outstanding and options exercisable at December 31, 2009 is 3.92 years and 3.60 years, respectively.

The following table provides the range of exercise prices for options outstanding and exercisable at December 31, 2009:
Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable

$3.94 - $ 6.13	344,845	326,470
$6.14 - $ 8.32	26,570	23,570
$8.33 - $ 10.51	8,001	8,001
$10.52 - $ 12.71	50,702	47,671

	430,118	405,712

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

The assumptions used in estimating fair values, together with the estimated per share value of options granted are displayed below:
	2009	2008	2007
Assumptions in estimating option values:
Risk-free interest rate	2.50%	3.12%	4.68%
Dividend yield	0%	0%	0%
Volatility	37.23%	26.80%	31.63%
Expected life	7 years	7 years	7 years

The weighted average grant date fair value of options	$1.90	$2.44	$4.88

Compensation cost charged to income was approximately $38,000, $72,000 and $99,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  Cash received from options exercised under share-based payment arrangements for the years ended December 31, 2008 and 2007 were $670,000 and $1,214,000, respectively.  There were no options exercised for the year ended December 31, 2009   The actual tax benefit in stockholders equity realized for the tax deductions from option exercise of the share-based payment arrangements for the years ended December 31, 2008,  and 2007 totaled $95,500 and $452,000, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $650,047 and $1,987,000, respectively.  Since all options outstanding under the Company’s stock option plans had an exercise price which exceeded the market price at December 31, 2009, there was no intrinsic value of both total options outstanding and exercisable options.  As of December 31, 2009, there was $56,000 of unrecognized compensation cost related to the nonvested stock option plans.  That cost is expected to be recognized as follows: $30,000 in 2010, $17,000 in 2011and $9,000 in 2012.

Stock Award Plans

A summary of the status of the Company’s non-vested stock awards as of December 31, 2009, and changes during the year then ended is presented below:
		Weighted
		average
		grant date
	Shares	fair value

Non-vested – December 31, 2008	57,269	$10.19
Granted	-	-
Vested	-	-
Forfeited	-	-

Non-vested – December 31, 2009	57,269	$10.19

There were no restricted stock grants issued or vested during the year.

As of December 31, 2009, there was $223,445 of unrecognized compensation cost related to the nonvested stock award plan.  That cost is expected to be recognized over a weighted average period of 2.09 years.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Supplemental Retirement

During 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP) for its senior executives. The Company has purchased life insurance policies in order to provide future funding of benefit payments. Plan benefits will accrue and vest during the period of employment and will be paid in monthly benefit payments over the officer’s remaining life commencing with the officer’s retirement at any time after attainment of age sixty to sixty-five, depending on the officer.  Expenses for the years ended December 31, 2009, 2008 and 2007 were $435,385, $372,062 and $241,934, respectively.  The accrued liability of the plan at December 31, 2009 and 2008 was $1,313,265 and $877,880, respectively.  The Company also provides post retirement split dollar life insurance benefits to certain executives.  On January 1, 2008, the Company recorded, as an opening adjustment to retained earnings, the cumulative effect of the split dollar liability for future benefits.  The adjustment was in the amount of $141,808 which represented the accrued liability from the date of adoption in 2003 through December 31, 2007.  Expenses for the years ended December 31, 2009 and 2008 were $37,632 and $21,853, respectively.  The accrued liability of the plan at December 31, 2009 and 2008 was $191,035 and $163,661, respectively.

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan which provides for participation by substantially all employees.  Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code.  The plans provide for employee contributions up to $15,500 of the participant's annual salary and an employer contribution of 100% matching of the first 6% of pre-tax salary contributed by each participant. Anyone who turned 50 years old in 2009 could also add a catch-up contribution of $5,000 above the normal limit bringing the maximum contribution to $20,500 for those employees.  The Company may make additional discretionary profit sharing contributions to the plan on behalf of all participants.  There were no discretionary contributions for 2009, 2008 or 2007.  Amounts deferred above the first 6% of salary are not matched by the Company.  Expenses related to these plans for the years ended December 31, 2009, 2008 and 2007 were $420,513, $369,939 and $286,778, respectively.

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

NOTE R – CUMULATIVE PERPETUAL PREFERRED STOCK

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
December 31, 2009, 2008 and 2007

NOTE R - CUMULATIVE PERPETUAL PREFERRED STOCK (Continued)

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

NOTE S - PARENT COMPANY FINANCIAL DATA

Condensed balance sheets as of December 31, 2009 and 2008, and related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2009 are as follows:

Condensed Balance Sheets
December 31, 2009 and 2008

	2009	2008
ASSETS
Cash and due from banks	$2,052,005	$550,126
Investment in subsidiaries	96,054,355	104,840,989
Other assets	79,208	124,558
TOTAL ASSETS	$98,185,568	$105,515,673

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accrued interest payable	$110,238	$170,972
Due to former Centennial Shareholders	-	5,093
Accrued expenses and other liabilities	307,124	2,000,000
Subordinated debentures	8,248,000	8,248,000
TOTAL LIABILITIES	8,665,362	10,424,065

Stockholders' equity:
Preferred stock	22,935,514	-
Common stock	9,626,559	9,626,559
Warrant	2,367,368	-
Additional paid-in capital	74,529,894	74,349,299
Retained earnings (deficit)	(21,354,080)	10,488,628
Accumulated other comprehensive income	1,414,951	627,122
TOTAL STOCKHOLDERS’ EQUITY	89,520,206	95,091,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,185,568	$105,515,673

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE S - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Operations
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Equity in earnings (loss) of subsidiaries	$(30,205,191)	$2,467,201	$6,688,256
Interest income	498,375	39,808	169,130
Dividend income	9,873	17,026	21,200
Other miscellaneous income	13	5,024	-
Interest expense	(416,833)	(623,487)	(738,485)
Other operating expenses	(114,288)	(132,853)	(118,245)
Income tax benefit	2,100	238,100	226,900

Net income (loss)	$(30,225,951)	$2,010,819	$6,248,756

Condensed Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(30,225,951)	$2,010,819	$6,248,756
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization	-	22,266	33,400
Stock based compensation	180,595	209,098	178,940
Equity in earnings of Crescent State Bank	30,205,191	(2,467,201)	(6,688,256)
Changes in assets and liabilities:
(Increase) decrease in other assets	45,350	(50,779)	(55,752)
Increase (decrease) in accrued interest payable	(60,734)	6,595	(2,586)
Increase (decrease) in accrued expenses and other liabilities	(1,853,594)	1,989,619	(16,292)

Net cash provided (used) by operating activities	(1,709,143)	1,720,418	(301,790)

Cash flows from investing activities:
Investment in Subsidiaries	(20,630,728)	(3,411,798)	(4,098,938)

Cash flows from financing activities:
Proceeds from issuance of preferred stock and common stock warrant	24,900,000	-	-
Dividends paid on preferred stock	(1,058,250)	-	-
Proceeds from exercise of stock options	-	670,254	1,213,738
Excess tax benefits from stock options exercised	-	95,500	451,950
Cash paid in lieu of fractional shares	-	-	(7,686)

Net cash provided by financing activities	23,841,750	765,754	1,658,002

Net increase (decrease) in cash and cash equivalents	1,501,879	(925,627)	(2,742,726)

Cash and cash equivalents, beginning	550,126	1,475,753	4,218,479

Cash and cash equivalents, ending	$2,052,005	$550,126	$1,475,753

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

NOTE T - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

The following information is for the consolidated Statement of Cash Flows

	2009	2008	2007

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$27,103,726	$28,794,509	$27,772,615
Income taxes	$923,000	$2,559,000	$3,928,000

Supplemental Disclosure of Noncash Investing
Activities:
Transfer of loans to foreclosed assets	$9,806,211	$2,206,023	$479,814
Increase in fair value of securities
available for sale, net of tax	$969,066	$588,933	$539,136
Decrease in fair value of cash flow hedge, net of tax	$(181,237)	$-	$-
The following information is for the parent company only Statement of Cash Flows

	2009	2008	2007

Supplemental Disclosure of Noncash Investing Activities:
Decrease in fair value of cash flow hedge, net of tax	$(93,096)	$-	$-

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

none.

ITEM 9A(T)  - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Registrant’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Registrant’s disclosure controls and procedures as of December 31, 2009.  Based on their evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

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

Management assessed the effectiveness of the Registrant’s internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Registrant’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, management determined that, as of December 31, 2009, it maintained effective internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Registrant’s internal controls or in other factors that could materially affect these controls during the three-month period ended December 31, 2009.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the discussion under the headings “Proposal 1: Election of Directors,” “Executive Compensation – Executive Officers,” “Director Relationships,” “Director Independence,” “Qualifications of Directors,” “Board Leadership Structure and Role in Risk Oversight,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors – Audit Committee” in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.

The Registrant has adopted a Code of Ethics that applies, among others, to its principal executive officer and principal financial officer.  The Registrant’s Code of Ethics is available at www.crescentstatebank.com.

ITEM 11 - EXECUTIVE COMPENSATION

Incorporated by reference from the discussion under the heading “Executive Compensation,” “Director Compensation,” and “Meetings and Committees of the Board of Directors” in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the discussion under the heading “Beneficial Ownership of Voting Securities” in the  Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.

Stock Option Plans

Set forth below is certain information regarding the Registrant’s various stock option plans.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	430,118	$5.90	236,379

Equity compensation plans not approved by security holders	None	None	None

Total	430,118	$5.90	236,379

See additional information in Note Q under the heading "Employee and Director Benefit Plans - Stock Option Plans" in Item 8 of this report.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the discussion under the headings “Director Independence,” “Director Relationships” and “Indebtedness of and Transactions with Management” in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from pages the discussion under the heading “Proposal 4: Ratification of Independent Registered Public Accounting Firm” and “Report of the Audit Committee” in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1) and (2)       Lists of Financial Statements and Schedules

The following consolidated financial statements of the Registrant are filed as a part of this report:

•	Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008
•	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007
•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007
•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
•	Notes to Consolidated Financial Statements
•	Report of Independent Registered Public Accounting Firm

(3)           Listing of Exhibits

Exhibits filed with this report are listed in the Index to Exhibits.  The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this report:

•	1999 Incentive Stock Option Plan
•	1999 Nonqualified Stock Option Plan for Directors
•	Form of Employment Agreement between the Registrant and Michael G. Carlton
•	Form of Employment Agreement between the Registrant and Bruce W. Elder
•	Form of Employment Agreement between the Registrant and Thomas E. Holder, Jr.
•	Form of Employment Agreement between the Registrant and Ray D. Vaughn
•	Form of Employment Agreement between the Registrant and W. Keith Betts
•	Form of Salary Continuation Agreement with Michael G. Carlton
•	Salary Continuation Agreement with Bruce W. Elder
•	Salary Continuation Agreement with Thomas E. Holder, Jr.
•	Form of Salary Continuation Agreement with Ray D. Vaughn
•	Salary Continuation Agreement with W. Keith Betts
•	Endorsement Split Dollar Agreement with Michael G. Carlton
•	Endorsement Split Dollar Agreement with Bruce W. Elder
•	Endorsement Split Dollar Agreement with Thomas E. Holder, Jr.
•	Endorsement Split Dollar Agreement with Ray D. Vaughn
•	Endorsement Split Dollar Agreement with W. Keith Betts
•	Crescent State Bank Directors’ Compensation Plan
•	2006 Omnibus Stock Ownership and Long Term Incentive Plan
•	Form of Executive Compensation Modification Agreement

(b)           Exhibits

Exhibits filed with this report are listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION
Registrant

	By:	/s/ Michael G. Carlton
Michael G. Carlton
Date: March 31, 2010		President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael G. Carlton	March 31, 2010
Michael G. Carlton, President and Chief Executive Officer, Director (Principle Executive Officer)

/s/ Bruce W. Elder	March 31, 2010
Bruce W. Elder, Vice President
(Principal Financial Officer and Principle Accounting Officer)

/s/ Brent D. Barringer	March 31, 2010
Brent D. Barringer, Director

/s/ William H. Cameron	March 31, 2010
William H. Cameron, Director

/s/ Bruce I. Howell	March 31, 2010
Bruce I. Howell, Director

/s/ James A. Lucas	March 31, 2010
James A. Lucas, Director

/s/ Kenneth A. Lucas	March 31, 2010
Kenneth A. Lucas, Director

_/s/ Sheila Hale Ogle	March 31, 2010
Sheila Hale Ogle, Director

/s/ Charles A. Paul	March 31, 2010
Charles A. Paul, Director

/s/ Francis R. Quis, Jr.	March 31, 2010
Francis R. Quis, Jr., Director

/s/ Jon S. Rufty	March 31, 2010
Jon S. Rufty, Director

/s/ Stephen K. Zaytoun	March 31, 2010
Stephen K. Zaytoun, Director

Exhibit Number	Exhibit

3(i)	Articles of Incorporation, as amended(11)

3(ii)	Bylaws(1)

4	Form of Common Stock Certificate(1)

4(ii)	Form of Stock Certificate for Series A Preferred Stock(11)

4(iii)	Warrant to Purchase Common Stock(11)

10(i)	1999 Incentive Stock Option Plan(2)

10(ii)	1999 Nonqualified Stock Option Plan(2)

10(iii)	Employment Agreement Michael G. Carlton(10)

10(iv)	Employment Agreement of Bruce W. Elder (10)

10(v)	Employment Agreement of Thomas E. Holder, Jr. (10)

10(vi)	Amended and Restated Trust Agreement of Crescent Financial Capital Trust I(3)

10(vii)	Indenture(3)

10(viii)	Junior Subordinated Debenture(3)

10(ix)	Guarantee Agreement(3)

10(x)	Salary Continuation Agreement with Michael G. Carlton (10)

10(xi)	Salary Continuation Agreement with Bruce W. Elder(6)

10(xii)	Salary Continuation Agreement with Thomas E. Holder, Jr.(6)

10(xiii)	Endorsement Split Dollar Agreement with Michael G. Carlton(3)

10(xiv)	Endorsement Split Dollar Agreement with Bruce W. Elder(3)

10(xv)	Endorsement Split Dollar Agreement with Thomas E. Holder, Jr.(3)

10(xvi)	Crescent State Bank Directors’ Compensation Plan(4)

10(xvii)	Salary Continuation Agreement with Ray D. Vaughn (10)

10(xviii)	Salary Continuation Agreement with W. Keith Betts(7)

10(xix)	Employment Agreement with Ray D. Vaughn (10)

10(xx)	Employment Agreement of W. Keith Betts(7)

10(xxi)	Endorsement Split Dollar Agreement with Ray D. Vaughn(6)

10(xxii)	Endorsement Split Dollar Agreement with W. Keith Betts(6)

10(xxiii)	Subordinated Term Loan Agreement dated September 26, 2008, by and between Crescent State Bank and United Community Bank(8)

10(xxiv)	2006 Omnibus Stock Ownership and Long Term Incentive Plan(9)

10(xxv)	Form of Executive Compensation Modification Agreement(11)

21	Subsidiaries (Filed herewith)

23	Consent of Dixon Hughes PLLC (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99(i)	Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders(5)

99(ii)	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

99(iii)	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

1.	Incorporated by reference to the Registrant’s 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002.

2.	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on September 5, 2001.

3.	Incorporated by reference from Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.

4.	Incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2006.

5.	Filed with the Securities and Exchange Commission pursuant to Rule 14a-6.

6.	Incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008.

7.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008.

8.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2008.

9.	Incorporated by reference from Exhibit 99.1 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 11, 2006.

10.	Incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2009.

11.	Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2009.