Form 10-Q
period 2010-03-31
CRESCENT FINANCIAL CORP
filed 2010-05-12
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Common Stock, $1.00 par value 9,626,559 shares outstanding as of May 12, 2010.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009*
	(Unaudited)
ASSETS

Cash and due from banks	$9,963,573	$9,285,386
Interest-earning deposits with banks	884,184	4,616,722
Federal funds sold	15,785,000	17,825,000
Investment securities available for sale, at fair value	188,609,010	193,122,891

Loans held for sale	137,700	-

Loans	744,484,212	759,348,341
Allowance for loan losses	(16,807,000)	(17,567,000)
NET LOANS	727,677,212	741,781,341

Accrued interest receivable	4,121,131	4,260,258
Federal Home Loan Bank stock, at cost	11,776,500	11,776,500
Bank premises and equipment	12,002,461	11,861,158
Investment in life insurance	17,862,724	17,658,386
Other assets	22,315,740	20,617,367

TOTAL ASSETS	$1,011,135,235	$1,032,805,009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$55,421,676	$61,041,955
Savings	61,893,862	58,086,102
Money market and NOW	182,701,744	165,994,207
Time	413,739,869	437,512,354

TOTAL DEPOSITS	713,757,151	722,634,618

Short-term borrowings	57,000,000	74,000,000
Long-term debt	145,748,000	142,748,000
Accrued expenses and other liabilities	4,157,750	3,902,185
TOTAL LIABILITIES	920,662,901	943,284,803
Commitments (Note B)

Stockholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized, 24,900 shares issued and outstanding	23,043,533	22,935,514
Common stock, $1 par value, 20,000,000 shares authorized; 9,626,559 shares issued and outstanding at both March 31, 2010 and December 31, 2009	9,626,559	9,626,559
Common stock warrant	2,367,368	2,367,368
Additional paid-in capital	74,561,861	74,529,894
Accumulated deficit	(21,230,917)	(21,354,080)
Accumulated other comprehensive income	2,103,930	1,414,951

TOTAL STOCKHOLDERS’ EQUITY	90,472,334	89,520,206

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,011,135,235	$1,032,805,009

* Derived from audited consolidated financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended March 31, 2010 and 2009

	2010	2009

INTEREST INCOME
Loans	$11,484,041	$12,077,058
Investment securities available for sale	1,936,330	1,999,023
Federal funds sold and interest-earning deposits	4,686	2,037

TOTAL INTEREST INCOME	13,425,057	14,078,118

INTEREST EXPENSE
Deposits	4,345,601	5,242,936
Short-term borrowings	206,281	463,332
Long-term borrowings	1,412,155	1,140,459

TOTAL INTEREST EXPENSE	5,964,037	6,846,727

NET INTEREST INCOME	7,461,020	7,231,391

PROVISION FOR LOAN LOSSES	1,801,177	1,696,685

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,659,843	5,534,706

NON-INTEREST INCOME
Mortgage loan origination revenue	192,909	296,472
Fees on deposit accounts	431,939	388,002
Earnings on life insurance	217,432	207,455
Gain (loss) on disposal of assets	7,000	(500)
Gain on sale of loans	44,200	-
Loss on impairment of nonmarketable equity security	-	(188,040)
Other	152,229	84,786

TOTAL NON-INTEREST INCOME	1,045,709	788,175

NON-INTEREST EXPENSE
Salaries and employee benefits	3,129,752	2,971,098
Occupancy and equipment	957,180	750,960
Data processing	386,328	449,500
FDIC insurance premiums	308,680	248,720
Other	1,403,980	1,197,522

TOTAL NON-INTEREST EXPENSE	6,185,920	5,617,800

INCOME BEFORE INCOME TAXES	519,632	705,081

INCOME TAXES (BENEFIT)	(22,800)	94,100

NET INCOME	542,432	610,981

Effective dividend on preferred stock (Note G)	419,269	168,105

Net income available to common shareholders	$123,163	$442,876

NET INCOME PER COMMON SHARE
Basic	$0.01	$.05
Diluted	$0.01	$.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note C)
Basic	9,574,264	9,569,290
Diluted	9,587,748	9,581,873

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Three Months Ended March 31, 2010 and 2009

	2010	2009
Net income	$542,432	$610,981

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	1,265,489	(80,459)
Tax effect	(487,846)	31,017
Net of tax amount	777,643	(49,442)
Cash flow hedging activities:
Unrealized holding loss on cash flow hedging activities	(144,287)	-
Tax effect	55,623	-
Net of tax amount	(88,664)	-

Total other comprehensive income (loss)	688,979	(49,442)

COMPREHENSIVE INCOME	$1,231,411	$561,539

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

								Accumulated
					Common	Additional		other	Total
	Preferred stock		Common stock		stock	paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	warrants	capital	deficit	income	equity
Balance at December 31, 2009	24,900	$22,935,514	9,626,559	$9,626,559	$2,367,368	$74,529,894	$(21,354,080)	$1,414,951 $	89,520,206

Net income	-	-	-	-	-	-	542,432	-	542,432

Other comprehensive income	-	-	-	-	-	-	-	688,979	688,979

Expense recognized in connection with stock options and restricted stock	-	-	-	-	-	31,967	-	-	31,967

Accretion of discount	-	108,019	-	-	-	-	(108,019)	-	-

Preferred stock dividend	-	-	-	-	-	-	(311,250)	-	(311,250)

Balance at March 31, 2010	24,900	$23,043,533	9,626,559	$9,626,559	$2,367,368	$74,561,861	$(21,230,917)	$2,103,930 $	90,472,334

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$542,432	$610,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	239,659	198,703
Provision for loan losses	1,801,177	1,696,685
Net gain on sales of mortgage loans	(44,200)	-
Originations of mortgage loans held-for-sale	(1,266,561)	-
Proceeds from sales of mortgage loans	1,140,266	-
Amortization of core deposit premium	33,337	33,337
Deferred income taxes	(55,622)	169,812
Loss on impairment of nonmarketable equity security	-	188,040
Loss on disposal of other real estate owned	32,919	25,000
(Gain) loss on disposal of assets	(7,000)	500
Net amortization of premiums/discounts on securities	333,781	174,807
Accretion of loan discount	(416,958)	(109,955)
Amortization of deposit premium	10,108	27,433
Net increase in cash value of life insurance	(204,338)	(199,014)
Stock based compensation	31,967	44,761
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	139,128	(865,473)
(Increase) in other assets	(269,700)	227,141
Increase (decrease) in accrued interest payable	25,314	(200,578)
Increase in other liabilities	141,587	79,973
TOTAL ADJUSTMENTS	1,664,864	1,491,172
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,207,296	2,102,153

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(1,009,241)	(99,722,331)
Principal repayments of investment securities available for sale	6,454,830	7,158,615
Purchase of Federal Home Loan Bank stock	-	(4,646,400)
Proceeds from disposal of foreclosed real estate	2,012,883	-
Net (increase) decrease in loans	8,819,668	(2,791,339)
Purchases of bank premises and equipment	(380,962)	(1,196,053)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	15,897,178	(101,197,508)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits:
Demand	(5,620,279)	1,039,484
Savings	3,807,760	558,810
Money market and NOW	16,707,537	3,617,267
Time deposits	(23,782,593)	11,477,871
Net increase (decrease) in short-term borrowings	(17,000,000)	77,052,000
Net increase in long-term borrowings	3,000,000	5,000,000
Proceeds from issuance of preferred stock	-	24,900,000
Dividends paid on preferred stock	(311,250)	(124,500)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(23,198,825)	123,520,932

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,094,351)	24,425,577

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,727,108	10,282,789

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,632,757	$34,708,366

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”, “we”, “our”, “Crescent”) and its wholly owned subsidiary, Crescent State Bank (the “Bank”).  All significant inter-company transactions and balances are eliminated in consolidation.  Operating results for three-month period ended
March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2009 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

Prior period amounts may have been reclassified for proper presentation.  The Company reclassified $25,000 of net losses on the sale of other real estate owned for the three month period ended March 31, 2009, from non-interest income to non-interest expense.

NOTE B - COMMITMENTS

At March 31, 2010, commitments are as follows:

Undisbursed lines of credit	$117,295,000
Stand-by letters of credit	4,091,000
Undisbursed commitment to purchase additional
investment in Small Business Investment Corporation	363,000
Commitments to sell loans Held for Sale	137,700

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

	Three Months Ended
	March 31,
	2010	2009
Weighted average number of shares used in computing basic net income per share	9,574,264	9,569,290
Effect of dilutive stock options and restricted stock	13,484	12,583

Weighted average number of shares used in computing diluted net income per share	9,587,748	9,581,873

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE C - PER SHARE RESULTS (Continued)

For the three month period ended March 31, 2010, there were 426,111 options and the warrant for 833,705 shares that were anti-dilutive.  For the three month period ended March 31, 2009, there were 542,527 options and the warrant for 833,705 shares that were anti-dilutive.

NOTE D - INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification.  All mortgage-backed securities and collateralized mortgage obligations represent securities issued by a government sponsored enterprise (i.e. Government National Mortgage Association, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association) where the underlying collateral consists of conforming residential home mortgage loans.

	March 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$11,618,354	$525,107	$-	$12,143,461
Mortgage-backed securities	54,651,481	1,834,653	46,980	56,439,154
Collateralized mortgage obligations	68,258,639	1,448,014	99,887	69,606,766
Municipals	49,806,214	714,355	513,901	50,006,668
Marketable equity	411,291	1,670	-	412,961

	$184,745,979	$4,523,799	$660,768	$188,609,010

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$12,235,041	$448,086	$-	$12,683,127
Mortgage-backed securities	58,766,929	1,562,514	126,356	60,203,087
Collateralized mortgage obligations	70,300,750	948,641	386,219	70,863,172
Municipals	48,820,579	673,223	465,397	49,028,405
Marketable equity	402,050	-	56,950	345,100

	$190,525,349	$3,632,464	$1,034,922	$193,122,891

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

The following tables show investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009. The March 31, 2010 unrealized losses on investment securities relate to one mortgage backed security, five collateralized mortgage obligations and twenty-six municipal securities. The December 31, 2009 unrealized losses on investment securities relate to three mortgage-backed securities, twelve collateralized mortgage obligations, twenty-five municipal securities and two marketable equity securities. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased.  The unrealized losses will reverse at maturity or prior to maturity if market interest rates decline to levels that existed when the securities were purchased.  Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

	March 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
Mortgage-backed	$4,410,032	$46,980	$-	$-	$4,410,032	$46,980
Collateralized mortgage obligations	15,336,838	99,887	-	-	15,336,838	99,887
Municipals	17,019,845	289,393	3,747,226	224,508	20,767,071	513,901

Total temporarily impaired securities	$36,766,715	$436,260	$3,747,226	$224,508	$40,513,941	$660,768

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
Mortgage-backed	$10,253,608	$126,356	$-	$-	$10,253,608	$126,356
Collateralized mortgage obligations	26,940,754	386,219	-	-	26,940,754	386,219
Municipals	17,081,421	244,125	2,858,321	221,272	19,939,742	465,397
Marketable equity	-	-	345,100	56,950	345,100	56,950

Total temporarily impaired securities	$54,275,783	$756,700	$3,203,421	$278,222	$57,479,204	$1,034,922

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

At March 31, 2010 and December 31, 2009, investment securities with a carrying value of $103,680,785 and $96,437,558 respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale at March 31, 2010 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value

Due within one year	$19,606,152	$20,173,489
Due after one year through five years	94,707,525	96,957,377
Due after five years through ten years	42,442,628	43,205,789
Due after ten years	27,578,383	27,859,394
Other equity securities	411,291	412,961

	$184,745,979	$188,609,010

At March 31, 2010, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company is $11,776,500.  On March 25, 2010, FHLB declared an annualized dividend for the fourth quarter of 2009 of 0.27% and announced that it would continue its previously disclosed practice of not repurchasing activity-based excess capital stock held by members.  The FHLB will continue to evaluate quarterly whether to repurchase excess stock.  Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of March 31, 2010 or December 31, 2009.  Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Company.

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

Crescent has established objectives and strategies that include interest-rate risk parameters for maximum fluctuations in net interest income and market value of portfolio equity. Interest rate risk is monitored via simulation modeling reports. The goal of the Company’s asset/liability management efforts is to maintain profitable financial leverage within established risk parameters. Crescent entered into several financial arrangements using derivatives during 2009 to add stability to interest income and to manage its exposure to interest rate movements.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Cash Flow Hedges

Through a special purpose entity (see Note H of Item 8 in Crescent’s 2009 Form 10-K) the Company issued trust preferred debentures in 2003.  In 2007, the Company entered into a subordinated term loan agreement with a non-affiliated financial institution.  These instruments, as more fully described in the Note H of Item 8 in the Company’s 2009 Form 10-K, were issued as part of its capital management strategy. These instruments are variable rate and expose the Company to interest rate risk caused by the variability of expected future interest expense attributable to changes in 3-month LIBOR. To mitigate this exposure to fluctuations in cash flows resulting from changes in interest rates, the Company entered into four pay-fixed interest rate swap agreements in June 2009.

There were two interest rate swaps entered into for each of the two instruments.  The notional amount of each instrument was split in two equal halves with one half being swapped for a three year period and the second for a four year period.  The trust preferred debentures and the subordinated loan carry contractual variable rates of interest based on the three-month London Inter Bank Offered Rate (LIBOR) plus 300 and 410 basis points respectively.  The weighted average fixed rates resulting from the swap transactions are 5.73% and 6.63%, respectively.

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

Since the floating index and reset dates are based on identical terms, management believes that the hedge relationship of the cumulative changes in expected future cash flows from the interest rate swaps and the cumulative changes in expected interest cash flows from the trust-preferred debentures and subordinated term loan agreement will be highly effective. For the three months ended March 31, 2010, management has determined that there is no hedge ineffectiveness.

The notional amount of the debt obligations being hedged was $15.5 million and the fair value of the interest rate swap liability, which is recorded in accrued expenses and other liabilities at March 31, 2010, was an unrealized loss of $439,221.

The following tables disclose the location and fair value amounts of derivative instruments designated as hedging instruments in the consolidated balance sheets.

	March 31, 2010
	Balance Sheet Location	Notional Amount	Estimated Fair Value of Asset (Liability)

Trust preferred securities:
Interest rate swap	Other liabilities	$4,000,000	$(98,284)
Interest rate swap	Other liabilities	4,000,000	(128,171)

Subordinated term loan agreements:
Interest rate swap	Other liabilities	3,750,000	(92,226)
Interest rate swap	Other liabilities	3,750,000	(120,540)
		$15,500,000	$(439,221)

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	December 31, 2009
	Balance Sheet Location	Notional Amount	Estimated Fair Value of Asset(Liability)

Trust preferred securities:
Interest rate swap	Other liabilities	$4,000,000	$(67,847)
Interest rate swap	Other liabilities	4,000,000	(83,652)

Subordinated term loan agreements:
Interest rate swap	Other liabilities	3,750,000	(64,216)
Interest rate swap	Other liabilities	3,750,000	(79,219)
		$15,500,000	$(294,934)

See Note F for additional information.

The following table discloses activity in accumulated OCI related to the interest rate swaps during the three month period ended March 31, 2010.

March 31, 2010

Accumulated OCI resulting from interest rate swaps as of January 1, 2010, net of tax	$(181,237)
Other comprehensive loss recognized during three month period ended March 31, net of tax	(88,664)
Accumulated OCI resulting from interest rate swaps as of March 31, 2010, net of tax	$(269,901)

The following table discloses activity in accumulated OCI related to the interest rate swaps during the year ended December 31, 2009.

December 31, 2009
Accumulated OCI resulting from interest rate swaps as of January 1, 2009, net of tax	$-
Other comprehensive loss recognized, net of tax	(181,237)
Accumulated OCI resulting from interest rate swaps as of December 31, 2009, net of tax	$(181,237)

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of March 31, 2010 and December 31, 2009, the Company carried certain marketable equity securities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of March 31, 2010 and December 31, 2009, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale, impaired loans secured by real estate and derivative liabilities.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of March 31, 2010 and December 31, 2009, while the Company did not carry any financial assets or liabilities, measured on a recurring basis, at fair value hierarchy Level 3, the Company did value certain financial assets, measured on a non-recurring basis, at fair value hierarchy Level 3.

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

Derivative Liabilities

Derivative instruments at March 31, 2010 and December 31, 2009 include interest rate swaps and are valued using models developed by third-party providers. This type of derivative is classified as Level 2 within the valuation hierarchy.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - FAIR VALUE MEASUREMENT (Continued)

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan or asset as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan or asset as nonrecurring Level 3.   There were $67.8 million in impaired loans at March 31, 2010, of which $38.9 million in loans showed impairment and had a specific reserve of $9.3 million.  Impaired loans totaled $66.1 million at December 31, 2009.  Of such loans, $35.4 million had specific loss allowances aggregating $9.1 million at that date.

Foreclosed Real Estate

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - FAIR VALUE MEASUREMENT (Continued)

Below is a table that presents information about assets measured at fair value at March 31, 2010, and December 31, 2009:

			Fair Value Measurements at
			March 31, 2010, Using
Description	Total Carrying Amount in The Consolidated Balance Sheet 3/31/2010	Assets/(Liabilities) Measured at Fair Value 3/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale:
U.S. Government obligations and agency	$12,143,461	$12,143,461	$-	$12,143,461	$-
Mortgage-backed	56,439,154	56,439,154	-	56,439,154	-
Collateralized mortgage obligations	69,606,766	69,606,766	-	69,606,766	-
Municipals	50,006,668	50,006,668	-	50,006,668	-
Marketable equity	412,961	412,961	412,961	-	-

Foreclosed real estate	8,121,813	8,121,813	-	-	8,121,813
Impaired loans	29,672,994	29,672,994	-	26,622,848	3,050,146
Derivative liabilities	(439,221)	(439,221)	-	(439,221)	-

		Fair Value Measurements at
		December 31, 2009, Using
Description	Assets/(Liabilities) Measured at Fair Value 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale:
U.S. Government obligations and agency	$12,683,127	$-	$12,683,127	$-
Mortgage-backed	60,203,087	-	60,203,087	-
Collateralized mortgage obligations	70,863,172	-	70,863,172	-
Municipals	49,028,405	-	49,028,405	-
Marketable equity	345,100	345,100	-	-

Foreclosed assets	6,305,617	-	-	6,305,617
Impaired loans	26,258,018	-	23,434,441	2,823,577
Derivative liabilities	(294,934)	-	(294,934)	-

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - FAIR VALUE MEASUREMENT (Continued)

ASC Topic 825 Financial Instruments requires disclosure of fair value information about financial instruments on an interim basis, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$26,632,757	$26,632,757	$31,727,108	$31,727,108
Investment securities	188,609,010	188,609,010	193,122,891	193,122,891
Federal Home Loan Bank stock	11,776,500	11,776,500	11,776,500	11,776,500
Loans, net	727,677,212	689,831,000	741,781,341	701,738,000
Investment in life insurance	17,862,724	17,862,724	17,658,386	17,658,386
Accrued interest receivable	4,121,131	4,121,131	4,260,258	4,260,258

Financial liabilities:
Deposits	713,757,152	732,665,000	722,634,618	742,001,000
Short-term borrowings	57,000,000	57,504,000	74,000,000	74,260,000
Long-term borrowings	145,748,000	144,480,000	142,748,000	139,457,000
Interest rate swaps	439,221	439,221	294,934	294,934
Accrued interest payable	1,500,442	1,500,442	1,475,128	1,475,128

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

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 166 “Accounting for Transfers of Financial Assets – an amendment of the FASB Statement No. 140” (“ASC 860”), which eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures including information about continuing exposure to risks related to transferred financial assets. ASC 860 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date.  The adoption on January 1, 2010, did not have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“ASC 810”), which contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. ASC 810 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated VIEs). The adoption on January 1, 2010, did not have a material impact on the Company's consolidated financial statements.

ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASC 820”): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  Adoption as of January 1, 2010 did not have a material effect on the Company’s financial statements.  Additional disclosures will be considered in this report.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of  Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results for periods ended March 31, 2010 and 2009 and financial condition for the periods ended March 31, 2010 and December 31, 2009. It should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted.  All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT
MARCH 31, 2010 AND DECEMBER 31, 2009

Total assets decreased by $21.7 million or 2% to $1.0 billion at March 31, 2010.  Earning assets at both March 31, 2010 and December 31, 2009 were 95% of total assets and totaled $961.7 million at the end of the first quarter of 2010 compared with $986.7 million at year end.   Components of earning assets at March 31, 2010 are $744.6 million in gross loans and loans and mortgage loans held for sale, $200.4 million in investment securities and Federal Home Loan Bank (FHLB) stock and $16.7 in overnight investments and interest-earning deposits with correspondent banks.  Earning assets at December 31, 2009 consisted of $759.3 million in gross loans, $204.9 million in investment securities and FHLB stock and $22.4 million in overnight investments and interest-earning deposits. Total deposits and stockholders’ equity at March 31, 2010 were $713.8 million and $90.5 million, respectively, compared to $722.6 million and $89.5 million at December 31, 2009.

Gross loans outstanding declined by $14.9 million over the first three months of 2010. All loan categories experienced a decline due to normal principal payments, the continued softness in loan demand and the movement of assets from the loan account into other real estate owned.  The net decline by loan category is as follows: $4.6 million in construction, land acquisition and development, $3.4 million in commercial real estate, $2.7 million in residential mortgage, $2.1 million in commercial and industrial, $1.6 million in home equity loans and lines and $437,000 in consumer loans. Of the total $14.9 million decline, $3.8 million was transferred into other real estate owned and $2.6 million represents charge-offs on those loans in conjunction with the  transfer. See the discussions on Nonperforming Assets and Allowance For Loan Losses for additional details.  The composition of the loan portfolio, by category, as of March 31, 2010 is 48% commercial mortgage loans, 23% construction loans, 13% residential mortgage loans, 8% home equity loans and lines, 7% commercial loans and 1% consumer loans.  The composition of the loan portfolio, by category, as of December 31, 2009 was 47% commercial mortgage loans, 24% construction loans, 13% residential real estate mortgage loans, 8% home equity loans and lines, 7% commercial loans and 1% consumer loans.

Loans for commercial real estate, construction, acquisition and development and land comprised 71% of the total loan portfolio at March 31, 2010.  A more detailed breakdown of loans in those sectors is presented in the table below:

Breakdown of Commercial Real Estate

Total Aggregate
Exposure
Loan Type	(in thousands)
Non owner occupied investment property	$187,320
Owner occupied commercial property	149,025
Multi-family investment property	18,865
Agriculture/Farmland	795
Subtotal	356,005
Deferred unearned interest	(556)
Total commercial real estate loans	$355,449

Breakdown of Construction, Acquisition & Development
Total Aggregate
Exposure
Loan Type	(in thousands)
Land acquisition and development -commercial purposes	$82,321
Land acquisition and development - residential purposes	$55,178
1 to 4 family residential construction	16,754
Commercial construction	20,339
Subtotal	174,592
Deferred unearned interest	(137)
Total construction, acquistition & development	$174,455

The Company had an allowance for loan losses at March 31, 2010 of $16.8 million or 2.26% of outstanding loans compared to $17.6 million or 2.31% at December 31, 2009. The decline was primarily due to the net charge-off of $2.6 million during the first quarter for which specific reserves had been identified at December 31, 2009. At March 31, 2010, there were eighty-two loans totaling $29.4 million in non-accrual status.    There were no loans past due 90 days or more still accruing interest at March 31, 2010.  Non-performing loans as a percentage of total loans at March 31, 2010 were 3.95%.  At December 31, 2009, there were sixty-six loans totaling approximately $18.1 million in non-accrual status. During the first quarter, nine of the sixty-six loans in nonaccrual status at year end had been foreclosed, two of which were then sold.   A property securing one of the non-accrual loans was sold by the borrower prior to the foreclosure process, five loans were paid in full, four loans were charged-off, three loans were returned to accrual status and forty-four loans remained in non-accrual status.  The percentage of non-performing loans to total loans at December 31, 2009 was 2.44%.  For a more detailed discussion, see the section entitled Nonperforming Assets.

The Company has investment securities with an amortized cost of $184.7 million at March 31, 2010.  All investments are accounted for as available for sale and are presented at their fair market value of $188.6 million compared with $193.1 million at year-end 2009.  The Company’s investment securities at March 31, 2010, consist of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and marketable equity securities.  The decrease in the available for sale portfolio during the first quarter of 2010 was the net result of $1.0 million in new purchases, a $1.3 million increase in the fair value of the portfolio, less $6.5 million in principal re-payments and maturities and $334,000 in net amortization of premiums.

The Company owned $11.8 million of Federal Home Loan Bank stock at both March 31, 2010 and December 31, 2009.

There were $15.8 million in Federal funds sold at March 31, 2010 compared to $17.8 million at December 31, 2009.  The decrease in Fed funds sold reflects on-balance sheet liquidity used to redeem maturing time deposits and borrowings and for deposit fluctuations of non-maturing deposit types.

Interest-earning deposits held at correspondent banks declined by approximately $3.7 million from $4.6 million at December 31, 2009 to $884,000 at March 31, 2010.  Interest-earning funds held at correspondent bank accounts were used primarily to redeem maturing time deposits and borrowings and to meet liquidity requirements for deposit fluctuations of non-maturing deposit types.

Non-earning and other assets increased by approximately $767,000 between December 31, 2009 and March 31, 2010.  There were increases in non-interest bearing cash and cash due from banks, other assets, bank owned life insurance and premises and equipment of $678,000, $314,000, $204,000 and $141,000, respectively.  The deferred tax asset decreased by $432,000 and accrued interest receivable declined by $139,000.  For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows.

Other real estate owned by the Company was $8.1 million at March 31, 2010 compared with $6.3 million at December 31, 2009.  The net increase in other real estate owned of $1.8 million was comprised of $3.8 million in new foreclosed property less $2.0 million in proceeds from the sale of properties and $33,000 in net losses recognized on the disposals.

Total deposits decreased by $8.9 million between December 31, 2009 and March 31, 2010 from $722.6 million to $713.8 million.  The Company has continued to focus on reducing its reliance on brokered deposits and shifting its deposit mix more in favor of non-maturity deposit types.  Brokered time deposits have decreased by $12.2 million from $203.4 million at year end 2009 to $191.2 million at March 31, 2010.  Other retail time deposits decreased by $11.6 million from $234.1 million to $222.6 million.  Total time deposits as a percentage of total deposits have declined from 61% to 58%.  In an effort to improve core deposit volumes, the Company introduced a new interest-bearing checking account in December 2008 that rewards depositors with a higher rate of interest if they modify their account activity behavior to include more electronic methods of transactions and statement receipt.  As a result, interest-bearing checking balances increased during the first quarter by $19.0 million to $112.2 at March 31, 2010. Savings account balances have increased by $3.8 million and money market account balances have declined by $2.3 million over the first quarter of 2010.  Total savings and money market account balances at March 31, 2010 were $61.9 million and $70.5 million, respectively.    Non-interest bearing deposit balances have declined by $5.6 million from $61.0 million to $55.4 million.  The decline is attributable primarily attributable to the business checking products as sales for many of our small business customers have been negatively impacted by the economy.

The composition of the deposit base, by category, at March 31, 2010 is as follows: 58% time deposits, 15% interest-bearing demand deposits, 10% money market, 9% statement savings accounts and 8% non-interest-bearing demand deposits.  The composition of the deposit base, by category, at December 31, 2009 was as follows:  61% in time deposits, 13% in interest-bearing deposits, 10% in money market, and 8% in both non interest-bearing demand deposits and statement savings. Time deposits of $100,000 or more totaled $339.5 million at March 31, 2010 compared to $357.4 million at December 31, 2009.

The Company had total borrowings of $202.8 million at March 31, 2010 compared with $216.7 million at December 31, 2009.  The composition of borrowings is $130.0 million in long-term advances and $21.0 million in short-term advances from the Federal Home Loan Bank of Atlanta (FHLB), $36.0 million in Federal Reserve Bank discount window funds, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary and $7.5 million in a subordinated term loan issued to a non-affiliated financial institution.  Borrowings at December 31, 2009 consisted of $127.0 million in long-term FHLB advances, $24.0 million in short-term FHLB advances, $50.0 million in short-term Fed Discount Window advances, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary, and $7.5 million in a subordinated term loan.  There were no Federal funds purchased at either balance sheet date.

Accrued interest payable and other liabilities increased by $256,000 and were $4.2 million and $3.9 million at March 31, 2010 and December 31, 2009, respectively.

Between December 31, 2009 and March 31, 2010, total stockholders’ equity increased by $1.0 million. The increase was primarily due to a $778,000 increase in the unrealized gain, net of tax, on available for sale securities and net income of $542,000 less the $311,000 dividend paid on preferred stock.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

Net Income. Net income for the three-month period ended March 31, 2010, before adjusting for the effective dividend on preferred stock, was $542,000 compared to $611,000 for the prior year three-month period ended March 31, 2009. After adjusting for $419,000 and $168,000 in dividends and discount accretion on preferred stock for the two respective periods, net income attributable for common shareholders for the current period was $123,000 or $0.01 per diluted share compared with $443,000 or $0.05 per diluted share for the first quarter of the prior year.  Annualized return on average assets declined to 0.21% from 0.24% for the prior period.  Earnings in the current period were positively impacted by an improved net interest margin and higher non-interest revenue, but were offset by a higher loan loss provision and an increase in non-interest operating expenses. Return on average equity for the current period was 2.36% compared to 2.08% for the prior period.  The increase in return on average equity is due primarily to the lower level of average equity resulting from the goodwill impairment charge recorded in the fourth quarter of 2009.

Net Interest Income.  Net interest income increased by 3% or $230,000 from $7.2 million for the prior year three-month period to $7.5 million for the current period ended March 31, 2010.  The increase was attributable to a larger decline in interest expense, due to the lower cost of funds, than the decline in interest income resulting from the lower volume of earning assets.  The improved cost of funds combined with a more stable yield on earning assets helped offset the impact of  a lower percentage of average interest-earning assets to average interest-bearing liabilities ratio and resulted in an increase in tax equivalent net interest margin to 3.27% from 3.05%.

Total interest income decreased by 5% or $653,000 to $13.4 million for the current three-month period compared to $14.1 million for the prior year period.  The results were comprised of a $527,000 decrease due to a drop in average earning assets volume and a $126,000 decrease due to lower yields on those assets.  Total interest expense for the current period declined by $883,000 to $6.0 million from $6.8 million.  The decrease was comprised of a $728,000 decline due to the lower cost of funding and a $155,000 decline due to a lower volume of interest-bearing funds.

Total average earning assets decreased $24.8 million or 3% from an average of $985.7 million to an average of $960.9 million for the current three-month period. The composition of the decrease was as follows: the average balance of loans outstanding decreased by 5% or $36.7 million from $788.8 million to $752.1 million, the average balance of the investment securities portfolio increased by 4% or $7.6 million from $191.9 million to $199.5 million and the average balance of federal funds sold and other interest-earning assets increased by $4.2 million to $9.3 million from $5.0 million.  The average of gross loans outstanding has declined due to a combination of the Company trying to reduce its exposure to construction, land acquisition and development lending and the overall weakness for new loan demand due to economic conditions over the past eighteen months.

Average interest-bearing liabilities decreased by $9.7 million or 1% from $872.1 million for the quarter ended March 31, 2009 to $862.4 million for the current quarter.  Total interest-bearing deposits increased by $5.2 million or 1% from $644.6 million to $649.8 million.  Interest-bearing NOW account deposits increased by $54.0 million to $96.8 million largely due to the new checking product introduced in December 2008.    Total average time deposits declined by over $38.8 million primarily due to the Company reducing its exposure to brokered deposits by $59.2 million over the last twelve months.  Average total borrowings decreased by $14.8 million or 7% from $227.4 million to $212.6 million.  The Company is making a concerted effort to reduce its exposure to wholesale funding.  The reduction came in a borrowing category whose interest rate was short-term in nature, but was subject to significant volatility in a rising interest rate environment.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets.  The tax equivalent net interest margin for the three-month period ended March 31, 2010 was 3.27% compared to 3.05% for the prior year period.  The average yield on earning assets for the current three-month period decreased 9 basis points to 5.78% compared with 5.87% for the prior year period, while the average cost of interest-bearing funds decreased by 38 basis points to 2.80% from 3.18%.  The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, improved by 30 basis points from 2.68% to 2.98%.  The percentage of interest earning assets to average interest-bearing liabilities decreased from 113.04% for the prior year period to 111.43% for the three months ended March 31, 2010.  A decrease in the ratio of average earning assets to average interest-bearing liabilities indicates an increased dependency on interest-bearing forms of funding and otherwise has a negative impact on the margin.

After a sixteen month period from September 2007 through December 2008 which saw short-term interest rates decline by 500 basis points, we have been in a stable rate environment since January 2009.  Despite being in a lower rate environment than that experienced leading up to the prior three month period, rates on new and renewed loans over the past twelve months have been originated at rates averaging at or above previous yield levels.  This can be attributed to the use of a more risk-based pricing approach on fixed rate loans and rate floors being implemented for variable rate loans.  The decline in yield on loans over the two comparative periods is primarily due to the transferring of loans into nonaccrual status.

Approximately 43% of the Company’s loan portfolio has variable rate pricing based on the Prime lending rate or LIBOR (London Inter Bank Offering Rate).  The percentage of variable rate to total loans has increased slightly from 42% at December 31, 2009.  Approximately 88% of total variable rate loans have terms that include an interest rate floor.  The majority of those floors are in the 5% to 6% range.    As a result, when interest rates do begin to increase, a large portion of the loan portfolio will not be subject to immediate repricing as has been the case in previous rising rate cycles.  Therefore, the Company has made a concerted effort to lock in more long-term funding to minimize the volume of interest-bearing liabilities which will be subject to repricing as rates increase.  This has kept the overall cost of funds higher than it otherwise could have been had the Company taken a more short-term outlook on interest rate management.

The Company expects that the net interest margin will continue to expand moderately in the coming months as approximately 54% of the time deposit portfolio, carrying a weighted average rate of 2.81%, matures over the next twelve months and is subject to being renewed at lower rates.  The Company entered into interest rate swap agreements on a $7.5 million subordinated loan agreement and $8.0 million in trust preferred securities.  These two borrowings carry variable rates of interest based on three-month LIBOR.  We have swapped these variable cash flows for fixed rate cash flows for an average period of three and a quarter years.  In addition to adopting a funding strategy that pushes funding maturities further out into the future, these swaps will further protect the Company when rates do begin to rise.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended March 31, 2010 was $1.8 million compared to $1.7 million for the same period in 2009.  Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.”  The increase in the loan loss provision is primarily due to continuing credit quality issues resulting from the current economic conditions. The allowance for loan losses was $16.8 million at March 31, 2010, representing 2.26% of total outstanding loans.  See the sections on Nonperforming Assets and Analysis of Allowance for Loan Losses for additional details.

Non-Interest Income. Non-interest income increased by $258,000 or 33% to $1.0 million from $788,000 for the prior year period.  The following categories experienced increases: investment services revenue, $34,000 or 126%; customer service fees, $33,000 or 10%; fees on deposit accounts, $11,000 or 21%; income on non-marketable equity investments, $12,000 or 377%; and earnings on cash value of bank owned life insurance, $10,000 or 5%.  During the first quarter of 2010, the Company began transforming its mortgage loan division from a brokerage operation to a correspondent operation.  This will allow Crescent to originate mortgages in our own name and sell them in the secondary market.  For the three months ended March 31, 2010, we recognized $193,000 in origination revenue and $44,000 in gains on the sale of mortgages for a total of $237,000 attributable to mortgage activity.  The Company recognized $296,000 in mortgage origination revenue for the prior year period as the level of interest rates during the first quarter of 2009 created a surge of refinance activity.  During the first quarter of 2009, the Company recorded a $188,000 impairment loss on a non-marketable equity investment.

Non-Interest Expenses. For the current three-month period, non-interest expenses increased by $568,000 or 10% from $5.6 million to $6.2 million. The four expense categories of personnel, occupancy, FDIC insurance premiums and loan related professional and collection expenses accounted for a total increase of $671,000.   Loan and collection expenses have increased by $246,000 or 227% primarily as a result of expenses related to collections, foreclosures and losses pursuant to the disposition of assets acquired. Total occupancy expenses have increased by 28% or $206,000 due to the opening of two new branch offices in Raleigh, NC and the expansion of our operations facility in Cary, NC.  The new facilities and the expansion of the company’s mortgage operations accounted for the 5% or $159,000 increase in personnel expenses.  FDIC deposit insurance premiums increased by 24% or $60,000 due to a new assessment schedule.  Several categories of expenses declined when compared to the prior period including data processing, travel, postage, office supplies and printing, other professional fees and corporate legal expenses.  For the period ended March 31, 2009, there were $156,000 in data processing expenses related to the conversion of core and ancillary systems and therefore the decrease in data processing expenses realized for the period ended March 31, 2010 is not anticipated to continue.

Provision for Income Taxes. The Company recorded an income tax benefit of $23,000 for the three-months ended March 31, 2010 compared to expense of $94,000 for the prior year period.  The effective tax rate for the current three-month period was (4.39%) compared with 13.35% for the prior year period.  The significant decrease in the effective tax rate is attributable to lower pre-tax income and a larger percentage of income coming from tax exempt sources in the current quarter.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company's assets and liabilities for the three-month periods ended March 31, 2010 and 2009. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance.  For purposes of the analysis, Federal Home Loan Bank stock is included in Investment Securities totals.

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

	For the Three Months Ended March 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets
Loan portfolio	$752,131	$11,484	6.19%	$788,810	$12,077	6.21%
Investment securities	199,542	1,936	4.44%	191,909	1,999	4.54%
Fed funds and other interest-earning assets	9,270	5	0.21%	5,036	2	0.16%
Total interest-earning assets	960,943	13,425	5.78%	985,755	14,078	5.87%
Noninterest-earning assets	51,131			67,692
Total Assets	$1,012,074			$1,053,447

Interest-bearing liabilities
Interest-bearing NOW	$96,841	625	2.62%	$42,771	96	0.91%
Money market and savings	130,300	405	1.26%	140,333	495	1.43%
Time deposits	422,701	3,316	3.18%	461,539	4,652	4.09%
Short-term borrowings	65,300	206	1.28%	106,254	463	1.74%
Long-term debt	147,259	1,412	3.84%	121,159	1,141	3.77%
Total interest-bearing liabilities	862,401	5,964	2.80%	872,056	6,847	3.18%
Non-interest bearing deposits	55,206			59,229
Other liabilities	3,687			3,092
Total Liabilities	921,294			934,377
Stockholders' Equity	90,780			119,070
Total Liabilities & Stockholders' Equity	$1,012,074			$1,053,447

Net interest income		$7,461			$7,231
Interest rate spread			2.98%			2.68%
Net interest-margin			3.27%			3.05%

Percentage of average interest-earning assets to average interest-bearing liabilities			111.43%			113.04%

VOLUME/RATE VARIANCE ANALYSIS

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2010 and 2009.  The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns).  The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis

	Three Months Ended March 31,
	2010 vs. 2009
	(in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	(566)	(27)	(593)
Investment Securities	37	(100)	(63)
Fed funds and other interest-earning assets	2	1	3
Total interest-earning assets	(527)	(126)	(653)

Interest Expense
Interest-bearing NOW	124	405	529
Money market and savings	(33)	(57)	(90)
Time deposits	(341)	(995)	(1,336)
Short-term borrowings	(154)	(103)	(257)
Long-term debt	249	22	271
Total interest-bearing liabilities	(155)	(728)	(883)

Net interest income	(372)	602	230

NONPERFORMING ASSETS

The table below sets forth, for the periods indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans, and total nonperforming assets.

	At March 31,		At December 31,
	2010	2009	2009	2008
	(Dollars in thousands)
Nonaccrual loans
Construction and A&D	5,435	10,963	$6,692	7,696
Commercial real estate	14,025	359	4,655	365
Residential mortgage	5,301	4,251	2,758	4,448
Home equity lines and loans	1,540	82	1,314	82
Commercial and industrial	3,097	736	2,706	503
Consumer	12	30	9	-
Total nonaccrual loans	$29,410	$16,421	$18,134	$13,094

Accruing loans past due
90 days or more	-	4	381	-

Total nonperforming loans	29,410	16,425	18,515	13,094

Real estate owned	8,122	1,911	6,306	1,716
Repossessed assets	6	-	-	-

Total nonperforming assets	$37,538	$18,336	$24,821	$14,810

Restructured loans in accrual status
not in categories listed above	$10,685	$89	$13,691	$-
Allowance for loan losses	16,807	13,855	17,567	12,585
Nonperforming loans to
period end loans	3.95%	2.08%	2.44%	1.53%
Allowance for loan losses
to period end loans	2.26%	1.76%	2.31%	1.60%
Allowance for loan losses
to nonperforming loans	57%	84%	95%	96%
Nonperforming loans
to period end total assets	2.91%	1.50%	1.79%	1.35%

Nonperforming assets
To period end total assets	3.71%	1.68%	2.40%	1.67%

The table below summarizes our nonperforming loan portfolio by region.  The Company considers our total footprint to be comprised of three primary regions:  the Triangle region which encompasses our Wake and Johnston county offices, the Sandhills region which encompasses our Lee and Moore county offices and the Wilmington region.

Nonperforming Loans by Region
	As of March 31, 2010
				Nonperforming
		% of Total		Loans to
	Loans	Loans	Nonperforming	Loans
	Outstanding	Outstanding	Loans	Outstadnding
		(Dollars in thousands)

Triangle Region	$441,409	59.29%	$20,012	4.53%
Sandhills Region	112,909	15.17%	663	0.59%
Wilmington Region	190,166	25.54%	8,735	4.59%

Total allowance	$744,484	100.00%	$29,410	3.95%

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

The table below summarizes performing restructured loans, which are classified as impaired for purposes of the loan loss allowance calculation.

	At March 31,		At December 31,
	2010	2009	2009	2008
	(Dollars in thousands)
Performing restructured loans:
Construction and A&D	$-	-	$1,097	-
Commercial real estate	5,879	-	6,286	-
Residential mortgage	4,654	-	5,936	-
Home equity lines and loans	-	-	-	-
Commercial and industrial	152	89	372	-
Consumer	-	-	-	-
Total performing restructured loans	$10,685	$89	$13,691	$-

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition.  We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur.  The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms. All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of March 31, 2010, the allowance for loan losses allocated to TDRs totaled $1.2 million.

Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms.  These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses.  At March 31, 2010, we identified twenty-four loans totaling $7.5 million as potential problems loans.  Of the $7.5 million in potential problem loans, eleven loans totaling $3.9 million are concentrated in the residential construction, land acquisition and development sectors and two loans totaling $2.0 million are commercial real estate. There were thirty-four foreclosed properties valued at a total of $8.1 million and eighty-seven nonaccrual loans totaling $29.4 million.  Foreclosed property is valued at fair value at the date of foreclosure or acquisition. Interest foregone on nonaccrual and charged-off loans for the three-month period ended March 31, 2010 was $686,000.

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

The predetermined allowance percentages to be applied to loans possessing risk grade 1 through 6 are determined by using the historical charge-off percentages and adding management’s qualitative factors.  For each individual loan type, we calculate the average historical charge-off percentage over a five year period.  The current year charge-offs are annualized and included as one of the five years under consideration.  The resulting averages represent a charge-off rate in a more normalized environment.  To those averages, management adds qualitative factors which are more a reflection of current economic conditions and trends.  Together, these two components comprise the reserve.

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

Using the data gathered during the monthly evaluation process, the model calculates an acceptable range for the allowance for loan losses.  Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses within that range.

The provision for the first three months of 2010 was primarily the result of credit quality deterioration due to current economic conditions in our markets.  The sectors of the loan portfolio being impacted most by the economic climate are commercial real estate and residential construction, land acquisition and development. Other factors influencing the provision include net loan charge-offs.  For the three-month period ended March 31, 2010, there were net loan charge-offs of $2.6 million compared with $427,000 at March 31, 2009.  The allowance for loan losses at March 31, 2010 was $16.8 million, which represents 2.26% of total loans outstanding compared to $13.9 million or 1.76% one year ago.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses

	At March 31,		At December 31,
	2010		2009
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
		(Dollars in thousands)

Residential real estate loans	$1,855	12.62%	$1,075	12.73%
Home equity loans and lines	1,237	8.44%	1,134	8.48%
Commercial real estate loans	5,056	47.77%	5,811	47.28%
Construction loans	5,239	23.42%	6,439	23.58%
Commercial and industrial loans	3,158	7.14%	2,854	7.28%
Loans to individuals	262	0.61%	254	0.65%

Total allowance	$16,807	100.00%	$17,567	100.00%

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Three-Month Period Ended March 31,
	2010	2009
	(Dollars in thousands)
Balance at the beginning of the year	$17,567	$12,585
Charge-offs:
Commercial and industrial loans	67	363
Commercial real estate loans	1,026	-
Construction, acquisition and development	1,425	39
Residential mortgage loans	29	47
Home equity lines and loans	112	-
Consumer loans	8	1

Total charge-offs	2,667	450

Recoveries
Commercial and industrial loans	105	23
Commercial real estate	-	-
Construction, acquisition and development	-	-
Residential mortgage loans	-	-
Home equity lines and loans	1	-
Consumer loans	-	-

Total recoveries	106	23

Net charge-offs	2,561	427

Provision for loan losses	1,801	1,697

Balance at the end of the period	$16,807	$13,855

Total loans outstanding at period-end	$744,484	$787,657

Average loans outstanding for the period	$752,131	$788,810

Allowance for loan losses to
total loans outstanding	2.26%	1.76%

Annualized ratio of net charge-offs to average loans outstanding	1.38%	0.22%

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

As of March 31, 2010, liquid assets (cash and due from banks, interest-earning deposits with banks, fed funds sold and investment securities available for sale) were approximately $215.2 million, which represents 21% of total assets and 30% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $414.7 million of which $187.0 million is outstanding.  Outstanding commitments for undisbursed lines of credit, letters of credit and undisbursed investment commitments amounted to approximately $121.4 million.  Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings.  Certificates of deposit represented 58% of the Company’s total deposits at March 31, 2010 and 61% at December 31, 2009. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 49% and 48% of the Company’s total deposits at March 31, 2010 and December 31, 2009, respectively.  While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent Financial Corporation must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At March 31, 2010, the Company’s equity to asset ratio is 8.95%.  The Company’s ratios of Tier 1 capital to risk-weighted assets and total capital to risk-based assets are 11.63% and 13.80%, respectively.  The bank subsidiary is required to maintain capital adequacy ratios.  Crescent State Bank has Tier I capital to risk-weighted assets and total capital to risk-based assets ratios of 11.46% and 13.63%, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest earning assets and interest bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest earning assets and liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2009.

Item 4T. Controls and Procedures

Crescent Financial Corporation’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2010, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Company’s internal controls during the quarter ended March 31, 2010 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None that are material.

Item 1a. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Debt.

None.

Item 4. (Removed and Reserved)

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

CRESCENT FINANCIAL CORPORATION

Date: May 12, 2010	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

Date: May 12, 2010	By:	/s/ Bruce W. Elder
Bruce W. Elder
Principal Financial Officer