Form 10-Q
period 2010-06-30
CRESCENT FINANCIAL CORP
filed 2010-08-13
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number 000-32951

CRESCENT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2259050
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification Number)

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

Common Stock, $1.00 par value 9,664,059 shares outstanding as of August 12, 2010.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
TABLE OF CONTENTS

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	June 30, 2010 (unaudited) and December 31, 2009	3

	Consolidated Statements of Operations
	Three and Six Months Ended June 30, 2010 and 2009 (unaudited)	4

	Consolidated Statements of Comprehensive Income (Loss)
	Three and Six Months Ended June 30, 2010 and 2009 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity
	Six Months Ended June 30, 2010 (unaudited)	6

	Consolidated Statements of Cash Flows
	Six Months Ended June, 2010 and 2009 (unaudited)	7

	Notes to Consolidated Financial Statements	8 - 20

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21 - 39

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4T -	Controls and Procedures	40

Part II.	Other Information

Item 1 -	Legal Proceedings	41

Item 1a -	Risk Factors	41

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3 -	Defaults Upon Senior Debt	41

Item 4 -	(Removed and Reserved)	41

Item 5 -	Other Information	41

Item 6 -	Exhibits	41

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009*
	(Unaudited)
ASSETS

Cash and due from banks	$10,894,811	$9,285,386
Interest-earning deposits with banks	2,159,862	4,616,722
Federal funds sold	15,930,000	17,825,000
Investment securities available for sale, at fair value	186,128,530	193,122,891

Loans held for sale	1,317,057	-

Loans	709,442,692	759,348,341
Allowance for loan losses	(18,348,000)	(17,567,000)
NET LOANS	691,094,692	741,781,341

Accrued interest receivable	4,150,168	4,260,258
Federal Home Loan Bank stock, at cost	11,776,500	11,776,500
Bank premises and equipment	11,972,508	11,861,158
Investment in life insurance	18,068,193	17,658,386
Foreclosed assets	16,071,580	6,305,617
Other assets	16,161,027	14,311,750

TOTAL ASSETS	$985,724,928	$1,032,805,009
LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$61,524,997	$61,041,955
Savings	65,652,995	58,086,102
Money market and NOW	191,240,085	165,994,207
Time	403,807,257	437,512,354

TOTAL DEPOSITS	722,225,334	722,634,618

Short-term borrowings	22,000,000	74,000,000
Long-term debt	149,748,000	142,748,000
Accrued expenses and other liabilities	4,656,140	3,902,185
TOTAL LIABILITIES	898,629,474	943,284,803
Commitments (Note B)

Stockholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized, 24,900 shares issued and outstanding at both June 30, 2010 and December 31, 2009	23,153,539	22,935,514
Common stock, $1 par value, 40,000,000 shares authorized; 9,664,059 and 9,626,559 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	9,664,059	9,626,559
Common stock warrant	2,367,368	2,367,368
Additional paid-in capital	74,559,849	74,529,894
Accumulated deficit	(25,661,621)	(21,354,080)
Accumulated other comprehensive income	3,012,260	1,414,951

TOTAL STOCKHOLDERS’ EQUITY	87,095,454	89,520,206

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$985,724,928	$1,032,805,009

*    Derived from audited consolidated financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Six Month Periods Ended June 30, 2010 and 2009

	Three-month Periods		Six-month Periods
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

INTEREST INCOME
Loans	$11,495,695	$12,025,703	$22,979,736	$24,102,761
Investment securities available for sale	1,857,147	2,053,349	3,793,477	4,052,371
Federal funds sold and interest-bearing deposits	8,078	5,298	12,764	7,335

TOTAL INTEREST INCOME	13,360,920	14,084,350	26,785,977	28,162,467

INTEREST EXPENSE
Deposits	4,232,451	5,068,731	8,578,052	10,311,667
Short-term borrowings	123,674	506,277	329,955	969,610
Long-term borrowings	1,466,704	1,240,650	2,878,860	2,381,108

TOTAL INTEREST EXPENSE	5,822,829	6,815,658	11,786,867	13,662,385

NET INTEREST INCOME	7,538,091	7,268,692	14,999,110	14,500,082
PROVISION FOR LOAN LOSSES	8,389,074	1,132,295	10,190,250	2,828,979

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(850,983)	6,136,397	4,808,860	11,671,103

NON-INTEREST INCOME
Mortgage loan origination revenue	110,653	215,364	303,562	511,836
Fees on deposit accounts	474,032	395,708	905,971	783,711
Earnings on life insurance	219,530	227,673	436,962	435,128
Gain (loss) on disposal of assets	(2,142)	-	4,858	(500)
Gain on sale of loans	149,132	-	193,331	-
Loss on impairment of nonmarketable equity security	-	(218,762)	-	(406,802)
Other	139,403	132,414	291,633	217,200

TOTAL NON-INTEREST INCOME	1,090,608	752,397	2,136,317	1,540,573

NON-INTEREST EXPENSE
Salaries and employee benefits	3,049,607	3.017,328	6,179,358	5,988,426
Occupancy and equipment	993,948	904,160	1,951,128	1,655,120
Data processing	392,969	302,159	779,297	751,659
FDIC deposit insurance premium	275,179	772,868	583,859	1,021,588
Net loss on foreclosed assets	836,936	15,272	869,855	40,272
Foreclosed asset related costs	441,418	159,744	682,583	188,807
Other	1,165,117	1,123,928	2,295,014	2,267,387

TOTAL NON-INTEREST EXPENSE	7,155,174	6,295,459	13,341,094	11,913,259

INCOME (LOSS) BEFORE INCOME TAXES	(6,915,549)	593,335	(6,395,917)	1,298,417

INCOME TAXES	(2,906,100)	19,600	(2,928,900)	113,700

NET INCOME (LOSS)	(4,009,449)	573,735	(3,467,017)	1,184,717

Effective dividend on preferred stock (Note G)	421,255	421,760	840,524	589,865

Net income (loss) available to common shareholders	$(4,430,704)	$151,975	$(4,307,541)	$594,852

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(.46)	$.02	$(.45)	$.06
Diluted	$(.46)	$.02	$(.45)	$.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note C)
Basic	9,581,390	9,569,290	9,577,847	9,569,290
Diluted	9,581,390	9,599,466	9,577,847	9,583,903

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three and Six Month Periods Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$(4,009,448)	$573,735	$(3,467,017)	$1,184,717

Other comprehensive income (loss):

Securities available for sale:
Unrealized holding gains on available for sale securities	1,631,558	877,459	2,897,130	797,051
Tax effect	(629,031)	(338,295)	(1,116,960)	(307,294)
Net of tax amount	1,002,527	539,164	1,780,170	489,757
Cash flow hedging activities:
Unrealized holding loss on cash flow hedging activities	(153,290)	(151,941)	(297,577)	(151,941)
Tax effect	59,093	59,000	114,716	59,000
Net of tax amount	(94,197)	(92,941)	(182,861)	(92,941)

Total other comprehensive income	908,330	446,223	1,597,309	396,816

COMPREHENSIVE INCOME (LOSS)	$(3,101,118)	$1,019,958	$(1,869,708)	$1,581,533

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

								Accumulated
					Common	Additional		other	Total
	Preferred stock		Common stock		stock	paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	warrants	capital	deficit	income	equity
Balance at December 31, 2009	24,900	$22,935,514	9,626,559	$9,626,559	$2,367,368	$74,529,894	$(21,354,080)	$1,414,951	$89,520,206

Net loss	-	-	-	-	-	-	(3,467,017)	-	(3,467,017)

Other comprehensive income	-	-	-	-	-	-	-	1,597,309	1,597,309

Stock based compensation	-	-	-	-	-	67,455	-	-	67,455

Restricted stock issued	-	-	37,500	37,500	-	(37,500)	-	-	-

Accretion of discount	-	218,025	-	-	-	-	(218,025)	-	-

Preferred stock dividend	-	-	-	-	-	-	(622,499)	-	(622,499)

Balance at June 30, 2010	24,900	$23,153,539	9,664,059	$9,664,059	$2,367,368	$74,559,849	$(25,661,621)	$3,012,260	$87,095,454

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended June 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,467,017)	$1,184,717
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	490,594	431,904
Provision for loan losses	10,190,251	2,828,979
Gain on mortgage loan commitments	(73,499)	-
Net gain on sales of mortgage loans	(119,832)	-
Originations of mortgage loans held-for-sale	(10,772,690)	-
Proceeds from sales of mortgage loans	9,575,465	-
Proceeds from sale of loan	50,558	-
Amortization of core deposit premium	66,675	66,675
Deferred income taxes	348,284	(541,188)
Loss on impairment of nonmarketable equity security	-	406,802
Net loss on disposal of and valuation adjustments to foreclosed assets	869,855	40,272
(Gain) loss on disposal of other assets	(4,858)	500
Net amortization of premiums/discounts on securities	681,147	457,492
Accretion of loan discount	(826,637)	(146,607)
Amortization of deposit premium	20,216	54,865
Net increase in cash value of life insurance	(409,807)	(417,366)
Stock based compensation	67,455	89,523
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	110,090	(1,005,309)
(Increase) in other assets	(3,459,290)	580,209
Increase (decrease) in accrued interest payable	56,282	(351,517)
Increase in accrued expenses and other liabilities	514,812	55,698
TOTAL ADJUSTMENTS	7,375,071	2,550,932
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,908,054	3,735,649

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(3,194,278)	(107,377,651)
Principal repayments of investment securities available for sale	12,404,432	19,601,789
Purchase of Federal Home Loan Bank stock	-	(4,512,500)
Proceeds from disposal of foreclosed real estate	4,175,555	2,759,260
Proceeds from sale of other assets	59,365	-
Net (increase) decrease in loans	26,558,380	2,468,017
Purchases of bank premises and equipment	(601,944)	(1,594,138)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	39,401,510	(88,655,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits:
Demand	483,041	3,425,569
Savings	7,566,893	(683,397)
Money market and NOW	25,245,878	6,101,489
Time deposits	(33,725,312)	(17,078,655)
Net increase (decrease) in short-term borrowings	(52,000,000)	90,294,000
Net increase (decrease) in long-term borrowings	7,000,000	(3,000,000)
Proceeds from issuance of preferred stock	-	24,900,000
Dividends paid on preferred stock	(622,499)	(435,750)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(46,051,999)	103,523,256

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,742,435)	18,603,682
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,727,108	10,282,789

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,984,673	$28,886,471

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six-month periods ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”, “we”, “our”, “Crescent”) and its wholly owned subsidiary, Crescent State Bank (the “Bank”).  All significant inter-company transactions and balances are eliminated in consolidation.  Operating results for three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2009 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At June 30, 2010, commitments are as follows:

Undisbursed lines of credit	$115,925,981
Stand-by letters of credit	4,092,000
Commitments to sell loans held for sale	1,317,057
Undisbursed commitment to purchase additional
investment in Small Business Investment Corporation	363,000

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average number of shares used in computing basic net income per share	9,581,390	9,569,290	9,577,847	9,569,290
Effect of dilutive stock options	-	30,176	-	14,613

Weighted average number of shares used in computing diluted net income per share	9,581,390	9,599,466	9,577,847	9,583,903

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE C - PER SHARE RESULTS (Continued)

For the three month periods ended June 30, 2010 and 2009, there were 424,111 and 288,377 options and the warrant for 833,705 shares that were anti-dilutive.  For the six month periods ended June 30, 2010 and 2009, there were 424,111 and 415,901 options and the warrant for 833,705 shares that were anti-dilutive.

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

	June 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$11,007,396	$646,053	$-	$11,653,449
Mortgage-backed securities	50,650,967	2,416,663	-	53,067,630
Collateralized mortgage obligations	67,689,260	1,897,666	19,861	69,567,065
Municipals	50,865,579	896,909	329,941	51,432,547
Marketable equity	420,844	1,363	14,368	407,839

	$180,634,046	$5,858,654	$364,170	$186,128,530

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$12,235,041	$448,086	$-	$12,683,127
Mortgage-backed securities	58,766,929	1,562,514	126,356	60,203,087
Collateralized mortgage obligations	70,300,750	948,641	386,219	70,863,172
Municipals	48,820,579	673,223	465,397	49,028,405
Marketable equity	402,050	-	56,950	345,100

	$190,525,349	$3,632,464	$1,034,922	$193,122,891

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

The following tables show investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009. The June 30, 2010 unrealized losses on investment securities relate to three collateralized mortgage obligations and twenty municipal securities. The December 31, 2009 unrealized losses on investment securities relate to three mortgage-backed securities, twelve collateralized mortgage obligations, twenty-five municipal securities and two marketable equity securities. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased.  The unrealized losses will reverse at maturity or prior to maturity if market interest rates decline to levels that existed when the securities were purchased.  Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

	June 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
Mortgage-backed	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations	7,154,993	19,861	-	-	7,154,993	19,861
Municipals	12,928,886	160,926	3,801,504	169,015	16,730,390	329,941
Marketable equity	67,455	14,368	-	-	67,455	14,368
Total temporarily impaired securities	$20,151,334	$195,155	$3,801,504	$169,015	$23,952,838	$364,170

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
Mortgage-backed	$10,253,608	$126,356	$-	$-	$10,253,608	$126,356
Collateralized mortgage obligations	26,940,754	386,219	-	-	26,940,754	386,219
Municipals	17,081,421	244,125	2,858,321	221,272	19,939,742	465,397
Marketable equity	-	-	345,100	56,950	345,100	56,950

Total temporarily impaired securities	$54,275,783	$756,700	$3,203,421	$278,222	$57,479,204	$1,034,922

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

At June 30, 2010 and December 31, 2009, investment securities with a carrying value of $99,221,820 and $96,437,558 respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale at June 30, 2010 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value

Due within one year	$19,528,398	$20,300,722
Due after one year through five years	92,940,758	96,069,480
Due after five years through ten years	38,908,992	40,061,963
Due after ten years	28,835,054	29,288,526
Other equity securities	420,844	407,839

	$180,634,046	$186,128,530

At June 30, 2010, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company is $11,776,500.  After a period of suspended dividends the FHLB of Atlanta has declared and paid an annualized dividend for the fourth quarter of 2009 and the first quarter of 2010 of 0.27% and 0.26%, respectively.  On June 30, 2010 it was announced that the FHLB would resume repurchasing activity-based excess capital stock held by members, on a limited basis.  The repurchase of excess capital stock is subject to the FHLB continuing to meet all applicable statutory and regulatory conditions for an excess stock repurchase and all other conditions provided in the FHLB’s Capital Plan. The FHLB will continue to evaluate on a quarterly basis whether to repurchase membership-based excess stock. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of June 30, 2010 or December 31, 2009.  Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Company.

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

Since the floating index and reset dates are based on identical terms, management believes that the hedge relationship of the cumulative changes in expected future cash flows from the interest rate swaps and the cumulative changes in expected interest cash flows from the trust-preferred debentures and subordinated term loan agreement will be highly effective. For the three and six month periods ended June 30, 2010 and 2009, management has determined that there is no hedge ineffectiveness.

The notional amount of the debt obligations being hedged was $15.5 million and the fair value of the interest rate swap liability, which is recorded in accrued expenses and other liabilities at June 30, 2010, was an unrealized loss of $592,511.

The following tables disclose the location and fair value amounts of derivative instruments designated as hedging instruments in the consolidated balance sheets.

	June 30, 2010
			Estimated Fair
	Balance Sheet	Notional	Value of
	Location	Amount	Asset (Liability)

Trust preferred securities:
Interest rate swap	Other liabilities	$4,000,000	$(116,376)
Interest rate swap	Other liabilities	4,000,000	(190,291)

Subordinated term loan agreements:
Interest rate swap	Other liabilities	3,750,000	(108,156)
Interest rate swap	Other liabilities	3,750,000	(177,688)
		$15,500,000	$(592,511)

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	December 31, 2009
			Estimated Fair
	Balance Sheet	Notional	Value of
	Location	Amount	Asset(Liability)

Trust preferred securities:
Interest rate swap	Other liabilities	$4,000,000	$(67,847)
Interest rate swap	Other liabilities	4,000,000	(83,652)

Subordinated term loan agreements:
Interest rate swap	Other liabilities	3,750,000	(64,216)
Interest rate swap	Other liabilities	3,750,000	(79,219)
		$15,500,000	$(294,934)

See Note F for additional information.
The following table discloses activity in accumulated Other Comprehensive Income (“OCI”) related to the interest rate swaps during the six month period ended June 30, 2010.

June 30, 2010

Accumulated OCI resulting from interest rate swaps as of January 1, 2010, net of tax	$(181,237)
Other comprehensive loss recognized during three month period ended June 30, 2010, net of tax	(182,861)
Accumulated OCI resulting from interest rate swaps as of June 30, 2010, net of tax	$(364,098)

The following table discloses activity in accumulated OCI related to the interest rate swaps during the year ended December 31, 2009.

December 31, 2009
Accumulated OCI resulting from interest rate swaps as of January 1, 2009, net of tax	$-
Other comprehensive loss recognized, net of tax	(181,237)
Accumulated OCI resulting from interest rate swaps as of December 31, 2009, net of tax	$(181,237)

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of June 30, 2010 and December 31, 2009, the Company carried certain marketable equity securities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of June 30, 2010 and December 31, 2009, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale and derivative liabilities.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of June 30, 2010 and December 31, 2009, while the Company did not carry any financial assets or liabilities, measured on a recurring basis, at fair value hierarchy Level 3, the Company did value impaired loans and other real estate owned, measured on a non-recurring basis, at fair value hierarchy Level 3.

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

Derivative Liabilities

Derivative instruments at June 30, 2010 and December 31, 2009 include interest rate swaps and are valued using models developed by third-party providers. This type of derivative is classified as Level 2 within the valuation hierarchy.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - FAIR VALUE MEASUREMENT (Continued)

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan or asset as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan or asset as nonrecurring Level 3.   There were $54.0 million in impaired loans at June 30, 2010, of which $29.5 million in loans showed impairment and had a specific reserve of $8.6 million.  Impaired loans totaled $66.1 million at December 31, 2009.  Of such loans, $35.4 million had specific loss allowances aggregating $9.1 million at that date.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - FAIR VALUE MEASUREMENT (Continued)

There were no significant transfers between the valuation of financial assets or liabilities between levels 1 and 2 in the valuation hierarchy.  Below is a table that presents information about assets measured at fair value at June 30, 2010, and December 31, 2009:

			Fair Value Measurements at
			June 30, 2010, Using
Description	Total Carrying Amount in The Consolidated Balance Sheet 6/30/2010	Assets/(Liabilities) Measured at Fair Value 6/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale:
U.S. Government obligations and agency	$11,653,449	$11,653,449	$-	$11,653,449	$-
Mortgage-backed	53,067,630	53,067,630	-	53,067,630	-
Collateralized mortgage obligations	69,567,065	69,567,065	-	69,567,065	-
Municipals	51,432,547	51,432,547	-	51,432,547	-
Marketable equity	407,839	407,839	407,839	-	-

Foreclosed assets	16,071,580	16,071,580	-	-	16,071,580
Impaired loans *	20,921,454	20,921,454	-	-	20,921,454
Derivative liabilities	(592,511)	(592,511)	-	(592,511)	-

		Fair Value Measurements at
		December 31, 2009, Using
Description	Assets/(Liabilities) Measured at Fair Value 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale:
U.S. Government obligations and agency	$12,683,127	$-	$12,683,127	$-
Mortgage-backed	60,203,087	-	60,203,087	-
Collateralized mortgage obligations	70,863,172	-	70,863,172	-
Municipals	49,028,405	-	49,028,405	-
Marketable equity	345,100	345,100	-	-

Foreclosed assets	6,305,617	-	-	6,305,617
Impaired loans *	26,258,018	-	-	26,258,018
Derivative liabilities	(294,934)	-	(294,934)	-

*
Impaired loans secured by Real Estate have historically been classified at fair value hierarchy Level 2, however, based on additional review by management, it has been deemed more appropriate to classify these loans at fair value hierarchy Level 3.  Accordingly, $23,434,441 of impaired loans, classified at Level 2 as of December 31, 2009, are now included in the total at fair value hierarchy Level 3.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	$28,984,673	$28,984,673	$31,727,108	$31,727,108
Investment securities	186,128,530	186,128,530	193,122,891	193,122,891
Federal Home Loan Bank stock	11,776,500	11,776,500	11,776,500	11,776,500
Loans, net	691,094,691	655,830,691	741,781,341	701,738,000
Investment in life insurance	18,068,193	18,068,193	17,658,386	17,658,386
Accrued interest receivable	4,150,168	4,150,168	4,260,258	4,260,258

Financial liabilities:
Deposits	722,225,334	741,862,334	722,634,618	742,001,000
Short-term borrowings	22,000,000	22,880,000	74,000,000	74,260,000
Long-term borrowings	149,748,000	151,375,000	142,748,000	139,457,000
Interest rate swaps	592,511	592,511	294,934	294,934
Accrued interest payable	1,531,410	1,531,410	1,475,128	1,475,128

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

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 166 “Accounting for Transfers of Financial Assets – an amendment of the FASB Statement No. 140” (“ASC 860”), which eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures including information about continuing exposure to risks related to transferred financial assets. ASC 860 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date.  The adoption on January 1, 2010, did not have a material impact on the Company's consolidated financial statements.

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 nonrecurring fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  Adoption as of January 1, 2010 did not have a material effect on the Company’s financial statements.  Additional disclosures have been considered in this report.

ASU 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following:

•	The nature of credit risk inherent in the entity’s portfolio of financing receivables;

•	How that risk is analyzed and assessed in arriving at the allowance for credit losses; and

•	The changes and reasons for those changes in the allowance for credit losses.

To achieve these objectives, an entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including:

•	Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables;

•	The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and

•	The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.

For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Additional disclosures will be considered for year-end 2010 reporting.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results for periods ended June 30, 2010 and 2009 and financial condition for the periods ended June 30, 2010 and December 31, 2009. It should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted.  All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT
JUNE 30, 2010 AND DECEMBER 31, 2009

Total assets decreased by $47.1 million or 5% to $985.7 million at June 30, 2010 from $1.0 billion at December 31, 2009.  Earning assets at June 30, 2010 were 94% or $926.8 million compared with 95% or $986.7 million at December 31, 2009.   Components of earning assets at June 30, 2010 are $710.8 million in gross loans and mortgage loans held for sale, $197.9 million in investment securities and Federal Home Loan Bank (FHLB) stock and $18.1 in overnight investments and interest-earning deposits with correspondent banks.  Earning assets at December 31, 2009 consisted of $759.3 million in gross loans, $204.9 million in investment securities and FHLB stock and $22.4 million in overnight investments and interest-earning deposits. Total deposits and stockholders’ equity at June 30, 2010 were $722.2 million and $87.1 million, respectively, compared to $722.6 million and $89.5 million at December 31, 2009.

Gross loans held for investment declined by $49.9 million between December 31, 2009 and June 30, 2010.  Mortgage loans held for sale increased by $1.3 million.  The Company just began originating mortgage loans for sale in March 2010 and therefore no loans were held for sale at December 31, 2009.  All loan categories experienced a decline due to normal principal payments, the continued softness in loan demand and the transfer of assets from loans to other real estate owned and repossessions.  The net decline by loan category is as follows: $21.9 million in construction, land acquisition and development, $13.9 million in commercial real estate, $6.2 million in residential mortgage, $4.0 million in home equity loans and lines, $3.4 million in commercial and industrial and $480,000 in consumer loans. Of the total $49.9 million decline, $24.5 million is attributed to transferring assets from the loan account into other asset categories and charge-offs related to those accounts.  The remaining $25.4 million is the net of $21.7 million in new loans and $47.1 million in normal principal payoffs and curtailments. See the discussions on Nonperforming Assets and Allowance for Loan Losses for additional details.  The composition of the loan portfolio, by category, as of June 30, 2010 is 49% commercial mortgage loans, 22% construction loans, 13% residential mortgage loans, 8% home equity loans and lines, 7% commercial loans and 1% consumer loans.  The composition of the loan portfolio, by category, as of December 31, 2009 was 47% commercial mortgage loans, 24% construction loans, 13% residential real estate mortgage loans, 8% home equity loans and lines, 7% commercial loans and 1% consumer loans.

Loans for commercial real estate, construction and land acquisition and development comprised 71% of the total loan portfolio at June 30, 2010.  A more detailed breakdown of loans in those sectors is presented in the table below:

Breakdown of Commercial Real Estate

Loan Type	Total Aggregate Exposure (in thousands)

Non owner occupied investment property	$177,445
Owner occupied commercial property	149,070
Multi-family investment property	18,149
Agriculture/Farmland	790
Subtotal	345,454
Deferred unearned interest	(506)
Total commercial real estate loans	$344,948

Breakdown of Construction, Acquisition & Development

Loan Type	Total Aggregate Exposure (in thousands)
Land acquisition and development - commercial purposes	$79,447
Land acquisition and development - residential purposes	$51,542
1 to 4 family residential construction	15,181
Commercial construction	11,145
Subtotal	157,315
Deferred unearned interest	(116)
Total construction, acquistition & development	$157,199

The Company had an allowance for loan losses at June 30, 2010 of $18.4 million or 2.59% of outstanding loans compared to $17.6 million or 2.31% at December 31, 2009. The increase was primarily due to the net charge-off of $9.4 million in loans for the first half of 2010. At June 30, 2010, there were fifty-two loans totaling $11.9 million in non-accrual status.    There were no loans past due 90 days or more still accruing interest at June 30, 2010.  Non-performing loans as a percentage of total loans at June 30, 2010 were 1.68%.  At December 31, 2009, there were sixty-six loans totaling approximately $18.1 million in non-accrual status. Year-to-date, collateral for twenty-three of the sixty-six loans in nonaccrual status at year end had been foreclosed or repossessed, ten of which were then sold.   Ten loans were paid in full, nine loans were charged-off and twenty-four loans remained in non-accrual status at June 30, 2010.  The percentage of non-performing loans to total loans at December 31, 2009 was 2.44%.  For a more detailed discussion, see the section entitled Nonperforming Assets.

The Company has investment securities with an amortized cost of $180.6 million at June 30, 2010.  All investments are accounted for as available for sale and are presented at their fair market value of $186.1 million compared to $193.1 million at year-end 2009.  The Company’s investment securities at June 30, 2010, consist of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and marketable equity securities.  All of the Company’s mortgage-backed and collateralized mortgage obligations are issued by a Government Sponsored Enterprise (GSE). The decrease in the available for sale portfolio during the first half of 2010 was the net result of $3.2 million in new purchases and a $2.9 million increase in the fair value of the portfolio, less $12.4 million in principal re-payments and $681,000 in net amortization of premiums.

The Company owned $11.8 million of Federal Home Loan Bank (FHLB) stock at both June 30, 2010 and December 31, 2009.  The FHLB recently announced that they would redeem excess stock as determined by the level of the Company’s advances outstanding.  Accordingly, $424,000 in stock was redeemed by the FHLB on July 15, 2010.

There were $15.9 million in Federal funds sold at June 30, 2010 compared to $17.8 million at December 31, 2009.  The decrease in Fed funds sold reflects on-balance sheet liquidity used to redeem maturing time deposits and borrowings and for deposit fluctuations of non-maturing deposit types.

Interest-earning deposits held at correspondent banks were $2.2 million at June 30, 2010 compared with $4.6 million at December 31, 2009.  Interest-earning funds held at correspondent bank accounts are used primarily to redeem maturing time deposits and borrowings and to meet liquidity requirements for deposit fluctuations of non-maturing deposit types.

Foreclosed assets consist of other real estate owned and loan collateral which has been repossessed.  Other real estate owned by the Company was $14.1 million at June 30, 2010 compared with $6.3 million at December 31, 2009.  The net increase in other real estate owned of $7.8 million was comprised of $12.8 million in new foreclosed property less $4.2 million in proceeds from the sale of properties and $901,000 in additional valuation write-downs on properties.  The value of repossessed assets was $2 million at June 30, 2010 and there were no repossessed assets at December 31, 2009.

Non-earning and other assets increased by approximately $3.9 million between December 31, 2009 and June 30, 2010.  There were increases in non-interest bearing cash and cash due from banks, other assets, bank owned life insurance and premises and equipment of $1.6 million, $1.8 million, $410,000 and $111,000, respectively.  The change in other assets was due primarily to recording income tax benefits during the first six months of $3.6 million and booking $2.0 million in repossessed loan collateral.  The net deferred tax asset decreased by $1.5 million due to the impact of the increase in the unrealized gain on investments.  Accrued interest receivable declined by $110,000 due to lower volumes of earning assets.  For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows.

Total deposits decreased by $409,000 between December 31, 2009 and June 30, 2010 from $722.6 million to $722.2 million.  The Company has continued to focus on reducing its reliance on brokered deposits and shifting its deposit mix more in favor of non-maturity deposit types.  Brokered time deposits have decreased by $22.5 million from $203.4 million at year end 2009 to $180.9 million at June 30, 2010.  Other retail time deposits decreased by $11.2 million from $234.1 million to $222.9 million.  Time deposits as a percentage of total deposits have declined from 61% to 56%.  In an effort to improve core deposit volumes, the Company introduced a new interest-bearing checking account in December 2008 that rewards depositors with a higher rate of interest if they modify their account activity behavior to include more electronic methods of transactions and account statement receipt.  As a result, interest-bearing checking balances increased by $31.4 million to $124.5 at June 30, 2010. Savings account balances have increased by $7.6 million and money market account balances have declined by $6.1 million over the first half of 2010.  The decline in money market balances is in both business and personal account types.  The decline in personal is due in part to disintermediation related to the new interest-bearing checking product and business declines are driven by economic conditions and seasonal fluctuations.  Non-interest bearing deposit balances have increased by $483,000 from $61.0 million to $61.5 million.

The composition of the deposit base, by category, at June 30, 2010 is as follows: 56% time deposits, 17% interest-bearing demand deposits, 9% money market, 9% statement savings accounts and 9% non-interest-bearing demand deposits.  The composition of the deposit base, by category, at December 31, 2009 was as follows:  61% in time deposits, 13% in interest-bearing deposits, 10% in money market, and 8% in both non interest-bearing demand deposits and statement savings. Time deposits of $100,000 or more totaled $336.3 million at June 30, 2010 compared to $357.4 million at December 31, 2009.

The Company had total borrowings of $171.7 million at June 30, 2010 compared with $216.7 million at December 31, 2009.  The composition of borrowings is $134.0 million in long-term advances and $22.0 million in short-term advances from the Federal Home Loan Bank of Atlanta (FHLB), $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary and $7.5 million in a subordinated term loan from a non-affiliated financial institution.  Borrowings at December 31, 2009 consisted of $127.0 million in long-term FHLB advances, $24.0 million in short-term FHLB advances, $50.0 million in short-term Fed Discount Window advances, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary, and $7.5 million in a subordinated term loan.  The $50.0 million in Fed Discount Window advances at December 31, 2009 were part of the Company’s strategy to leverage the funds received through the Capital Purchase Program.  As additional liquidity has been made available through deposit gathering and normal principal pay downs from both the investment and loan portfolios, we were able to repay the $50.0 million during the first six months of 2010.  There were no Federal funds purchased at either balance sheet date.

Accrued interest payable and other liabilities increased by $728,000 and were $4.6 million and $3.9 million at June 30, 2010 and December 31, 2009, respectively.

Total stockholders’ equity declined by $2.4 million between December 31, 2009 and June 30, 2010. The decrease was primarily due to the net loss for the six month period of $3,467,000 and the $622,000 dividend paid on preferred stock, and was partially offset by the $1,597,000 increase in the other comprehensive income.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED
JUNE 30, 2010 AND 2009

Net Income(Loss). Net loss for the three-month period ended June 30, 2010, before adjusting for the effective dividend on preferred stock, was approximately ($4,010,000) compared to net income of $574,000 for the prior year three-month period ended June 30, 2009. After adjusting for dividends and discount accretion on preferred stock, net loss attributable for common shareholders for the current period was ($4,431,000) or ($0.46) per diluted share compared to net income attributable to common shareholders of $152,000 or $0.02 per diluted share for the quarter ended June 30, 2009.  Dividends and discount accretion for the quarters ended June 30, 2010 and 2009 were $421,000 and $422,000, respectively.  Annualized return on average assets was (1.60%) for the current quarter compared to 0.21% for the prior period.  Earnings in the current period were impacted by higher loan loss provisions and an increase in non-interest operating expenses driven largely by increased costs related to the foreclosure and collection process. Return on average equity for the current period was (17.75%) compared to 1.89% for the prior three month period.  The decline in return on average equity is due to the lower level of earnings combined with higher capital from the issuance of the preferred stock.

Net Interest Income. Net interest income increased by 4% or $269,000 from $7.3 million for the prior three-month period to $7.5 million for the three-month period ended June 30, 2010.  The decline in interest expense due to both the low prevailing interest rate environment and the decrease in the volume of interest-bearing liabilities, more than offset the decrease interest income resulting from the lower level of interest-earning assets.  The Company’s net interest margin expanded by 33 basis points from 3.00% for the quarter ended June 30, 2009 to 3.33% for the current quarter.

Total interest income decreased by 5% or $723,000 to $13.4 million for the current three-month period compared to $14.1 million for the prior year period.  The net decline resulted from a $917,000 decrease due to the reduction in earning assets and a $194,000 increase due to slightly higher yields realized on those assets.  Total interest expense for the current period declined by $993,000 from $6.8 million to $5.8 million.  The decrease was the result of an $842,000 decline from lower cost of funds and a $151,000 decrease due to lower levels of interest-bearing liabilities.

Total average earning assets for the current three-month period declined by $57.8 million or 6% to $941.1 million compared to an average of $998.9 million for the prior three-month period. The average balance of loans outstanding decreased by 6% or $46.9 million from $782.9 million to $736.0 million.  The sharp reduction in average loans outstanding is the result of many factors including the current economic cycle, reduced loan demand, the movement of loan assets to foreclosed or repossessed assets and charge-offs of loans deemed uncollectible. The percentage of average loans to average earning assets was 78% for both three-month periods ending June 30, 2010 and 2009. The average balance of the investment securities portfolio for the current three-month period is $194.2 million, decreasing by $13.8 million or 7% from an average of $208.0 million at June 30, 2009.  The Company has been using principal repayments from the investment portfolio to reduce its reliance on brokered time deposits. The average balance of federal funds sold and other earning assets increased to $10.8 million for the current three-month period compared to $8.0 million for the prior period.

Average interest-bearing liabilities decreased by $41.1 million or 5% from $882.1 million for the quarter ended June 30, 2009 to $841.0 million for the current quarter.  Total interest-bearing deposits increased by $19.1 million or 3% from $660.5 million to $641.4 million.  Due to the introduction of a new high yield interest checking product, average NOW account balances have increased by $63.3 million.  Average time deposits have declined by $45.2 million from $455.2 million to $410.0 million. Total borrowings decreased by 25% or $61.2 million from $240.7 million to $180.5 million.  The decreases in both time deposits and borrowings can be attributed to utilizing the liquidity provided from the decline in earning assets and the increase in non-maturity, core deposits to reduce the these categories of funding.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets.  The tax-equivalent net interest margin for the three-month period ended June 30, 2010 was 3.33% compared to 3.00% for the three-month period ended June 30, 2009.  The average yield on earning assets for the current three-month period increased by 8 basis points to 5.82% compared with 5.74% for the prior year period, while the average cost of interest-bearing funds decreased by 32 basis points to 2.78% from 3.10%.  The interest rate spread between the average yield on earning assets and the cost of interest-bearing funds increased by 40 basis points from 2.64% to 3.04%.  The percentage of interest earning assets to average interest-bearing liabilities decreased from 113.24% for the prior year period to 111.90% for the three months ended June 30, 2010.  A decrease in the ratio of average earning assets to average interest-bearing liabilities indicates an increased dependency on interest-bearing instruments to fund earning assets.  The increased dependence is due in part to a $5.8 million decline in average noninterest-bearing deposits over the comparative periods.  The current economic cycle has impacted the deposit levels of our noninterest-bearing customer base.

Short-term interest rates have been stable since January 2009.  The yield on earning assets has actually expanded slightly in the current three-month period compared with the prior year period due to the implementation of interest rate floors on many of our new and renewing variable rate loans.  For example, a loan may have previously been priced at the Prime rate of interest, currently at 3.25%, with no floor. Upon renewal, a floor of 5.5% may have been introduced.  The impact on yields on the loan portfolio has been positive.  Somewhat offsetting this positive impact has been the reversal of previously accrued yet uncollected interest on loans moved to nonaccrual status.  On the funding side of the equation, the cost of funds continues to migrate lower primarily due to the continuous downward repricing of the time deposit portfolio.  The cost of time deposits has declined by 92 basis points over the comparative periods.  Somewhat offsetting this positive trend is a higher cost of funds on the new interest-bearing checking product.  The overall cost of interest-bearing checking accounts has increased by 138 basis points.

Approximately 42% of the Company’s loan portfolio has variable rate pricing based on the Prime lending rate or LIBOR (London Inter Bank Offering Rate).  The percentage of variable rate to total loans has declined from 46% at June 30, 2009.  In the current low interest rate environment, borrowers are more inclined to desire a fixed rate loan option as opposed to a variable rate even if the variable rate has a lower starting point.  The Company has shifted its strategic focus from a growth orientation to a more performance-related, relationship orientation.  The Company is being more disciplined with loan pricing.  As a result, the loan portfolio will not experience the same growth rates as has been seen to in recent years, but should provide better yields.  This should also ease reliance on wholesale forms of funding.  While there is an attempt to focus on local market relationships, wholesale forms of funding will continue to make sense from an economic standpoint at certain times.

The Company expects that net interest margin will continue to expand in the short-term as long as short-term rates remain unchanged.   Approximately 35% or $140.1 million time deposits carrying a weighted average rate of 2.62% will mature over the coming six months and can be renewed at lower rates.  The Company entered into interest rate swap agreements on $7.5 million subordinated loan agreement and $8.0 million trust preferred securities.  These two borrowings carry variable rates of interest based on three-month LIBOR.  We have swapped these variable cash flows for fixed rate cash flows for an average remaining period of two and a half years.  In addition to adopting a funding strategy that pushes funding maturities further out into the future, these swaps will further protect the Company when rates do begin to rise.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended June 30, 2010 was $8.4 million compared to $1.1 million for the same period in 2009.  Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.”  The increase in the loan loss provision is primarily due to the level of current period charge-offs and credit quality issues resulting from current economic conditions. The allowance for loan losses was $18.3 million at June 30, 2010, representing 2.59% of total outstanding loans.  See the sections on Nonperforming Assets and Analysis of Allowance for Loan Losses for additional details.

Non-Interest Income. For the three-month period ended June 30, 2010, non-interest income increased by $338,000 or 45% to $1.1 million compared to $752,000 for the same period in 2009. The primary reason for the increase was the 2009 impairment write-down of a non-marketable equity security of $219,000.  The following categories experienced increases over the prior period: service charges and fees on deposit accounts increased by $78,000 to $474,000, mortgage loan origination fees and gains realized on the sale of mortgage loans increased by $44,000 to $260,000 and other miscellaneous fees increased by $7,000 to $139,000.  The increase in mortgage loan related income is attributable to increasing the number of loan officers over the past twelve months and improved margins on those loans held for sale.  Earnings on cash value of bank owned life insurance declined by $8,000 due to lower crediting rates on existing policies.  The company recognized a $2,000 loss on the disposition of fixed assets during the second quarter of 2010.

Non-Interest Expenses. For the current three-month period, non-interest expenses increased by $860,000 or 14% from $6.3 million to $7.2 million. The sharp increase is attributable to expenses related to the acquisition, servicing and disposition of foreclosed and repossessed assets.  Expenses related to the loan collection and foreclosure process increased by $1.1 million to $1.3 million for the current quarter compared to $227,000 for the prior year quarter.  The increase was primarily due to a $901,000 valuation write-down of foreclosed assets, a $282,000 increase in acquisition and servicing expenses for foreclosed assets and partially offset by an increase in the net gain on sale of foreclosed assets of $79,000.  Management expects that expenses related to the loan and collections process will continue at elevated levels compared prior period levels until the end of this credit cycle.  Expenses related to personnel and occupancy increased by $32,000 and $90,000, respectively.  The increases are primarily related to incurring a full quarter of expenses related to our Raleigh, North Carolina main office which opened in mid May 2009.  Data processing expenses increased by $91,000 or 30%.  Data processing expenses are somewhat dependent on account volumes and the introduction of the new interest checking product has increased the number of deposit accounts significantly.  The Company has realized expense reductions in several areas when compared with the three-month period ended June 30, 2009 including FDIC insurance premiums, office supplies, other deposit losses and outside service fees.

Provision for Income Taxes. The Company recorded income tax benefit of $2.9 million for the three-months ended June 30, 2010 compared with tax expense of $20,000 for the prior year period.  The current period benefit was approximately 42% of the quarterly loss.  The impact of tax exempt interest income increased the taxable loss and therefore increased the benefit.  The effective tax rate for the three-month period ended June 30, 2009 was 3%.  The small effective tax rate in 2009 was attributable to lower pre-tax income and a large percentage of income coming from tax exempt sources.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED
June 30, 2010 AND 2009

Net Income (Loss). Net loss for the six-month period ended June 30, 2010, before adjusting for the effective dividend on preferred stock, was ($3,467,000) compared to net income of $1,185,000 for the prior year six-month period ended June 30, 2009. After adjusting for $841,000 and $590,000 in dividends and discount accretion on preferred stock for the two respective periods, net loss attributable to common shareholders for the current period was ($4,308,000) or ($0.45) per diluted share compared with net income attributable to common shareholders of $595,000 or $0.06 per diluted share for the first quarter of the prior year.  Annualized return on average assets was (0.70%) compared to 0.22% for the prior period.  Earnings in the current period were impacted by a larger loan loss provision and increased non-interest expenses driven by the cost to acquire and service foreclosed and repossessed loan collateral. Return on average equity for the current period was (7.75%) compared to 1.98% for the prior period.

Net Interest Income. Net interest income increased by 4% or $499,000 from $14.5 million for the prior year six-month period to $15.0 million for the current period ended June 30, 2010.  The increase was attributable to a larger decline in interest expense on interest-bearing liabilities than the decline in interest income resulting from the lower volume of earning assets.  The improved cost of funds combined with a more stable yield on earning assets helped offset the impact of  a lower percentage of average interest-earning assets to average interest-bearing liabilities ratio and resulted in an increase in the tax equivalent net interest margin.

Total interest income decreased by 5% or $1.4 million to $26.8 million for the current six-month period compared to $28.2 million for the prior year period.  The decline in was comprised of a $1.1 million decrease due to a drop in average earning assets volume and a $307,000 decrease due to lower yields on those assets.  Total interest expense for the current period declined by 14% or $1.9 million to $11.8 million from $13.7 million.  The decline in total interest expense was comprised of a $1.3 million decline due to the lower cost of funding and a $555,000 decline due to a lower volume of interest-bearing liabilities.

Total average earning assets decreased $41.4 million or 4% from an average of $992.4 million to an average of $951.0 million for the current six-month period. The composition of the net decrease was as follows: the average balance of loans outstanding decreased by 5% or $41.8 million from $785.8 million to $744.0 million, the average balance of the investment securities portfolio decreased by 2% or $3.1 million from $200.0 million to $196.9 million and the average balance of federal funds sold and other interest-earning assets increased by 54% or $3.5 million from $6.5 million to $10.0 million.  The average of gross loans outstanding has declined due to a variety of factors including the movement of loans into other asset categories and a reduction in loan demand based on current economic conditions over the past twenty-four months.

Average interest-bearing liabilities decreased by $25.5 million or 3% from $877.1 million for the six-month period ended June 30, 2009 to $851.6 million for the period ended June 30, 2010.  Total interest-bearing deposits increased by $12.2 million or 2% from $643.0 million to $655.2 million.  Average balances of interest-bearing NOW accounts increased by 121% or $58.7 million from $48.4 million to $107.1 million largely due to the success of the new high-yield interest checking product.  Total average time deposits declined by over $42.1 million primarily due to the Company reducing its exposure to brokered deposits by $39.1 million over the last twelve months.  Average total borrowings decreased by $37.6 million or 16% from $234.1 million to $196.5 million.  The Company is making a concerted effort to reduce its exposure to wholesale funding.  The decrease in borrowings came in a category whose interest rate was short-term in nature, but was subject to significant volatility in a rising interest rate environment.

The tax equivalent net interest margin for the six-month period ended June 30, 2010 was 3.30% compared to 3.03% for the prior year period.  The average yield on earning assets for both comparative periods was 5.80%, while the average cost of interest-bearing funds decreased by 35 basis points to 2.79% from 3.14%.  The interest rate spread between the average yield on earning assets and the cost of interest-bearing funds, improved by 35 basis points from 2.66% to 3.01%.  The percentage of interest earning assets to average interest-bearing liabilities decreased from 113.14% for the prior year period to 111.66% for the six months ended June 30, 2010.  A decrease in the ratio of average earning assets to average interest-bearing liabilities indicates increased dependency on interest-bearing forms of funding and otherwise has a negative impact on the margin.

Provision for Loan Losses. The Company’s provision for loan losses for the six-month period ended June 30, 2010 was $10.2 million compared to $2.8 million for the same period in 2009.  Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.”  The increase in the loan loss provision is primarily due to the level of current year charge-offs and credit quality issues resulting from the current economic conditions.

Non-Interest Income. For the six-month period ended June 30, 2010, non-interest income increased by $596,000 or 39% to $2.1 million from $1.5 million.  The largest components of non-interest income in the first half of 2010 were $769,000 in customer service fees, $497,000 in mortgage loan origination fees and gains on sale of mortgage loans, $437,000 in earnings on cash value of life insurance and $136,000 in service charges on deposit accounts.  For the six-month period ended June 30, 2009 the largest components were $661,000 in customer service fees, $512,000 in mortgage loan origination fees, $435,000 in earnings on cash value of bank owned life insurance and $123,000 in service charge revenue from deposit accounts.  For the current six month period the Company recognized a $5,000 gain on the sale of assets.  During the first half of 2009, the Company wrote-off $407,000 of a non-marketable equity investment that was deemed other than-temporarily-impaired.

Non-Interest Expenses. Non-interest expenses increased by 12% or $1.4 million to $13.3 million for the six-month period ended June 30, 2010 compared with $11.9 million for the prior year period. The five largest components of non-interest expense are personnel, occupancy, loan collection related expenses, data processing and FDIC deposit insurance premiums.  The net increases in these categories accounted for virtually all of the total increase in non-interest expenses for the comparative periods.  Loan collection related expenses were $1.7 million, up $1.3 million or 398% over the $336,000 in expenses for the prior year period.  Within this expense category, the Company had valuation write-downs on foreclosed assets of $901,000 and professional expenses related to the acquisition and servicing of foreclosed assets of $683,000.  These expenses were partially offset by a net gain on the disposition of foreclosed assets owned of $72,000.  Total occupancy expenses have increased by 18% or $296,000 due to the 2009 opening of two new branch offices in Raleigh, North Carolina and the expansion of our operations facility in Cary, NC.  The new facilities and the expansion of the Company’s mortgage operations accounted for the 3% or $190,000 increase in personnel expenses.  Data processing expenses increased by $28,000 as the volume of deposit accounts increased significantly.  For the six-month period ended June 30, 2009; $156,000 of expense was considered non-recurring data conversion related expenses.  FDIC deposit insurance premiums decline by 43% or $438,000 primarily due to the recognition of a $493,000 special assessment during the second quarter of 2009.

Provision for Income Taxes. The Company recorded an income tax benefit of $2.9 million for the six-months ended June 30, 2010 compared to tax expense of $114,000 for the prior year period.  The current period benefit was approximately 46% of the pre-tax loss.  The impact of tax exempt interest income increased the taxable loss and therefore increased the size of the benefit relative to the combined statutory rate.  The effective tax rate for the six-month period ended June 30, 2009 was 9%.  The small effective tax rate was attributable to low pre-tax income and a large percentage of income coming from tax exempt sources.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company's assets and liabilities for the three and six-month periods ended June 30, 2010 and 2009. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance.  For purposes of the analysis, Federal Home Loan Bank stock is included in Investment Securities totals.

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

	For the Three Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earnings assets
Loan portfolio	$736,015	$11,496	6.26%	$782,886	$12,026	6.16%
Investment securities	194,227	1,857	4.41%	208,028	2,053	4.35%
Fed funds and other interest-earning assets	10,826	8	0.30%	7,978	5	0.25%
Total interest-earning assets	941,068	13,361	5.82%	998,892	14,084	5.74%
Noninterest-bearing assets	51,135			71,627
Total Assets	$992,203			$1,070,519

Interest-bearing liabilities
Interest-bearing NOW	$117,204	801	2.74%	$53,873	183	1.36%
Money market and savings	133,295	395	1.19%	132,295	476	1.44%
Time deposits	409,981	3,036	2.97%	455,243	4,410	3.89%
Short-term borrowings	29,342	124	1.70%	118,239	506	1.72%
Long-term debt	151,177	1,467	3.84%	122,429	1,241	4.01%
Total interest-bearing liabilities	840,999	5,823	2.78%	882,079	6,816	3.10%
Non-interest bearing deposits	57,589			63,380
Other liabilities	4,001			2,913
Total Liabilities	902,589			948,372
Stockholders' Equity	89,614			122,147
Total Liabilities & Stockholders' Equity	$992,203			$1,070,519

Net interest income		$7,538			$7,268
Interest rate spread			3.04%			2.64%
Net interest-margin			3.33%			3.00%

Percentage of average interest-earning assets to average interest-bearing liabilities			111.90%			113.24%

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

	For the Six Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earnings assets
Loan portfolio	$744,047	$22,980	6.23%	$785,832	$24,103	6.19%
Investment securities	196,870	3,793	4.42%	200,013	4,052	4.44%
Fed funds and other interest-earning assets	10,052	13	0.26%	6,515	7	0.22%
Total interest-earning assets	950,969	26,786	5.80%	992,360	28,162	5.80%
Noninterest-earning assets	51,114			69,670
Total Assets	$1,002,083			$1,062,030

Interest-bearing liabilities
Interest-bearing NOW	$107,079	1,425	2.68%	$48,352	279	1.16%
Money market and savings	131,806	800	1.22%	136,292	970	1.44%
Time deposits	416,306	6,353	3.08%	458,374	9,063	3.99%
Short-term borrowings	47,221	330	1.40%	112,280	969	1.73%
Long-term debt	149,229	2,879	3.84%	121,797	2,381	3.91%
Total interest-bearing liabilities	851,641	11,787	2.79%	877,095	13,662	3.14%
Non-interest bearing deposits	56,404			61,316
Other liabilities	3,845			3,002
Total Liabilities	911,890			941,413
Stockholders' Equity	90,193			120,617
Total Liabilities & Stockholders' Equity	$1,002,083			$1,062,030

Net interest income		$14,999			$14,500
Interest rate spread			3.01%			2.66%
Net interest-margin			3.30%			3.03%

Percentage of average interest-earning assets to average interest-bearing liabilities			111.66%			113.14%

VOLUME/RATE VARIANCE ANALYSIS

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three and six-month periods ended June 30, 2010 and 2009.  The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns).  The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis
	Three Months Ended June 30, 2010 vs. 2009 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	(732)	201	(531)
Investment Securities	(188)	(8)	(196)
Fed funds and other interest-earning assets	2	1	3
Total interest-earning assets	(918)	194	(724)

Interest Expense
Interest-bearing NOW	324	294	618
Money market and savings	4	(85)	(81)
Time deposits	(384)	(991)	(1,374)
Short-term borrowings	(381)	(2)	(382)
Long-term debt	285	(59)	226
Total interest-bearing liabilities	(152)	(842)	(993)

Net interest income	(766)	1,036	269

Rate/Volume Analysis
	Six Months Ended June 30, 2010 vs. 2009 (in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	(929)	(194)	(1,123)
Investment Securities	(143)	(116)	(259)
Fed funds and other interest-earning assets	3	3	6
Total interest-earning assets	(1,069)	(307)	(1,376)

Interest Expense
Interest-bearing NOW	567	579	1,146
Money market and savings	(57)	(113)	(170)
Time deposits	(1,041)	(1,669)	(2,710)
Short-term borrowings	(416)	(225)	(639)
Long-term debt	392	106	498
Total interest-bearing liabilities	(555)	(1,322)	(1,875)

Net interest income	(514)	1,015	499

NONPERFORMING ASSETS

The table below sets forth, for the periods indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans, and total nonperforming assets.

	At June 30,		At December 31,
	2010	2009	2009	2008
	(Dollars in thousands)

Nonaccrual loans
Construction and A&D	$3,618	$9,435	$6,692	$7,696
Commercial real estate	3,028	543	4,655	365
Residential mortgage	4,348	1,817	2,758	4,448
Home equity lines and loans	283	316	1,314	82
Commercial and industrial	649	1,199	2,706	503
Consumer	8	25	9	-
Total nonaccrual loans	11,934	13,335	18,134	13,094

Accruing loans past due 90 days or more	-	-	381	-

Total nonperforming loans	11,934	13,335	18,515	13,094

Real estate owned	14,122	4,401	6,306	1,716
Repossessed assets	1,950	-	-	-

Total nonperforming assets	$28,006	$17,736	$24,821	$14,810

Restructured loans in accrual status not in categories listed above	$11,451	$4,482	$13,691	$-

Allowance for loan losses	$18,348	$13,144	$17,567	$12,585
Nonperforming loans to period end loans	1.68%	1.72%	2.44%	1.53%
Allowance for loan losses to period end loans	2.59%	1.70%	2.31%	1.60%
Allowance for loan losses to nonperforming loans	154%	99%	95%	96%
Nonperforming loans to period end total assets	1.21%	1.65%	1.79%	1.35%

Nonperforming assets to period end total assets	2.84%	1.65%	2.40%	1.67%

The table below summarizes our nonperforming loan portfolio by region.  The Company considers our total footprint to be comprised of three primary regions:  the Triangle region which encompasses our Wake and Johnston county offices, the Sandhills region which encompasses our Lee and Moore county offices and the Wilmington region.

Nonperforming Loans by Region
	As of June 30, 2010
	Loans Outstanding	% of Total Loans Outstanding	Nonperforming Loans	Nonperforming Loans to Loans Outstadnding
		(Dollars in thousands)
Triangle Region	$418,204	58.94%	$5,447	1.30%
Sandhills Region	110,072	15.52%	907	0.82%
Wilmington Region	181,167	25.54%	5,580	3.08%

Total allowance	$709,443	100.00%	$11,934	1.68%

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

The table below summarizes performing restructured loans, which are classified as impaired for purposes of the loan loss allowance calculation.

	At June 31,		At December 31,
	2010	2009	2009	2008
	(Dollars in thousands)
Performing restructured loans:
Construction and A&D	$2,500	-	$1,097	-
Commercial real estate	4,148	-	6,286	-
Residential mortgage	4,654	4,261	5,936	-
Home equity lines and loans	-	-	-	-
Commercial and industrial	149	221	372	-
Consumer	-	-	-	-
Total performing restructured loans	$11,451	$4,482	$13,691	$-

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition.  We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur.  The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms. All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of June 30, 2010, the allowance for loan losses allocated to TDRs totaled $2.6 million.

Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms.  These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses.  At June 30, 2010, we identified thirteen loans totaling $11.2 million as potential problems loans.  Of the $11.2 million in potential problem loans, five loans totaling $4.9 million are concentrated in the residential construction, land acquisition and development sectors and three loans totaling $4.5 million are commercial real estate. There were forty-one foreclosed properties valued at a total of $14.1 million and fifty-seven nonaccrual loans totaling $11.9 million.  Foreclosed property is valued at fair value at the date of foreclosure or acquisition. Interest foregone on nonaccrual and charged-off loans for the six-month period ended June 30, 2010 was $1.3 million.

At June 30, 2009, we identified twenty-eight loans totaling $7.1 million as potential problems loans.  Of the $7.1 million in potential problem loans, seventeen loans totaling $6.2 million are concentrated in the residential construction and land acquisition and development sectors. There were thirteen foreclosed properties valued at a total of $4.4 million and eighty-three nonaccrual loans totaling $13.3 million.  Foreclosed property is valued at the lower of appraised value or the outstanding loan balance. Interest foregone on nonaccrual loans for the six-month period ended June 30, 2009 was $601,000.

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

The provision for the first half of 2010 was primarily due to the level of charge-offs and the of credit quality deterioration due to current economic conditions in our markets. The level of current year charge-offs, when annualized and incorporated into our model to determine normalized historical charge-off percentages, also had a impact on current quarter provision.   The sectors of the loan portfolio being impacted most by the economic climate are commercial real estate and residential construction, land acquisition and development. Other factors influencing the provision include net loan charge-offs.  For the six-month period ended June 30, 2010, there were net loan charge-offs of $9.4 million compared with $2.3 million at March 31, 2009.  The allowance for loan losses at June 30, 2010 was $18.3 million, which represents 2.59% of total loans outstanding compared to $13.1 million or 1.70% one year ago.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses
	At June 30,		At December 31,
	2010		2009
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)

		(Dollars in thousands)

Residential real estate loans	$3,494	12.64%	$1,075	12.73%
Home equity loans and lines	1,146	8.52%	1,134	8.48%
Commercial real estate loans	5,068	48.71%	5,811	47.28%
Construction loans	6,053	22.17%	6,439	23.58%
Commercial and industrial loans	2,497	7.33%	2,854	7.28%
Loans to individuals	90	0.63%	254	0.65%

Total allowance	$18,348	100.00%	$17,567	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses
	For the Six-Month Period Ended June 30,
	2010	2009
	(Dollars in thousands)

Balance at the beginning of the year	$17,567	$12,585
Charge-offs:
Commercial and industrial loans	1,429	616
Commercial real estate loans	3,134	-
Construction, acquisition and development	2,304	1,022
Residential mortgage loans	1,555	768
Home equity lines and loans	1,151	112
Consumer loans	56	58

Total charge-offs	9,629	2,576

Recoveries
Commercial and industrial loans	122	28
Commercial real estate	-	-
Construction, acquisition and development	7	269
Residential mortgage loans	-	9
Home equity lines and loans	91	-
Consumer loans	-	-

Total recoveries	220	306

Net charge-offs	9,409	2,270

Provision for loan losses	10,190	2,829

Balance at the end of the period	$18,348	$13,144

Total loans outstanding at period-end	$709,443	$775,301

Average loans outstanding for the period	$744,047	$785,832

Allowance for loan losses to total loans outstanding	2.59%	1.70%

Annualized ratio of net charge-offs to average loans outstanding	2.55%	0.58%

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

As of June 30, 2010, liquid assets (cash and due from banks, interest-earning deposits with banks, fed funds sold and investment securities available for sale) were approximately $226.9 million, which represents 23% of total assets and 31% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $389.4 million of which $163.5 million is outstanding.  Outstanding commitments for undisbursed lines of credit, letters of credit and undisbursed investment commitments amounted to approximately $120.4 million.  Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings.  Certificates of deposit represented 56% of the Company’s total deposits at June 30, 2010 and 61% at December 31, 2009. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 47% and 50% of the Company’s total deposits at June 30, 2010 and December 31, 2009, respectively.  While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent Financial Corporation must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At June 30, 2010, the Company’s equity to asset ratio is 8.84%.  The Company’s ratios of Tier 1 capital to risk-weighted assets and total capital to risk-based assets are 11.44% and 13.65%, respectively.  The bank subsidiary is required to maintain capital adequacy ratios.  Crescent State Bank has Tier I capital to risk-weighted assets and total capital to risk-based assets ratios of 11.32% and 13.52%, respectively.

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

Item 4T. Controls and Procedures

Crescent Financial Corporation’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2010, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Company’s internal controls during the quarter ended June 30, 2010 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CRESCENT FINANCIAL CORPORATION

Date: August 12, 2010	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

Date: August 12, 2010	By:	/s/ Bruce W. Elder
Bruce W. Elder
Principal Financial Officer