Form 10-Q
period 2010-09-30
CRESCENT FINANCIAL CORP
filed 2010-11-15
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Common Stock, $1.00 par value 9,664,059 shares outstanding as of November 12, 2010.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009*
	(Unaudited)
ASSETS

Cash and due from banks	$8,019,437	$9,285,386
Interest-earning deposits with banks	1,490,868	4,616,722
Federal funds sold	20,155,000	17,825,000
Investment securities available for sale, at fair value	186,561,623	193,122,891

Loans held for sale	2,039,246	-

Loans	694,449,569	759,348,341
Allowance for loan losses	(18,049,000)	(17,567,000)
NET LOANS	676,400,569	741,781,341

Accrued interest receivable	3,682,081	4,260,258
Federal Home Loan Bank stock, at cost	10,932,800	11,776,500
Bank premises and equipment	11,742,846	11,861,158
Investment in life insurance	18,276,906	17,658,386
Foreclosed assets	15,204,819	6,305,617
Other assets	18,001,926	14,311,750
TOTAL ASSETS	$972,508,121	$1,032,805,009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$61,962,241	$61,041,955
Savings	65,681,108	58,086,102
Money market and NOW	200,763,613	165,994,207
Time	388,641,346	437,512,354
TOTAL DEPOSITS	717,048,308	722,634,618

Short-term borrowings	7,000,000	74,000,000
Long-term debt	157,748,000	142,748,000
Accrued expenses and other liabilities	5,144,548	3,902,185
TOTAL LIABILITIES	886,940,856	943,284,803

Commitments (Note B)

Stockholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized, 24,900 shares issued and outstanding at both June 30, 2010 and December 31, 2009	23,265,565	22,935,514
Common stock, $1 par value, 40,000,000 shares authorized; 9,664,059 and 9,626,559 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	9,664,059	9,626,559
Common stock warrant	2,367,368	2,367,368
Additional paid-in capital	74,597,585	74,529,894
Accumulated deficit	(27,968,940)	(21,354,080)
Accumulated other comprehensive income	3,641,628	1,414,951

TOTAL STOCKHOLDERS’ EQUITY	85,567,265	89,520,206

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$972,508,121	$1,032,805,009

*	Derived from audited consolidated financial statements.

See accompanying notes.

.
CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Nine Month Periods Ended September 30, 2010 and 2009

	Three-month Periods Ended September 30,		Nine-month Periods Ended September 30,
	2010	2009	2010	2009

INTEREST INCOME
Loans	$10,420,580	$11,986,538	$33,400,315	$36,089,299
Investment securities available for sale	1,843,759	2,081,011	5,637,237	6,133,383
Federal funds sold and interest-bearing deposits	13,013	1,014	25,776	8,349
TOTAL INTEREST INCOME	12,277,352	14,068,563	39,063,328	42,231,031

INTEREST EXPENSE
Deposits	3,980,369	4,885,179	12,558,421	15,196,846
Short-term borrowings	57,751	507,004	387,706	1,476,614
Long-term borrowings	1,427,778	1,265,254	4,306,638	3,646,362
TOTAL INTEREST EXPENSE	5,465,898	6,657,437	17,252,765	20,319,822
NET INTEREST INCOME	6,811,454	7,411,126	21,810,563	21,911,209

PROVISION FOR LOAN LOSSES	4,948,366	1,957,526	15,138,616	4,786,505
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,863,088	5,453,600	6,671,947	17,124,704

NON-INTEREST INCOME
Mortgage loan origination revenue	68,511	223,278	372,073	735,113
Fees on deposit accounts	464,050	423,775	1,370,020	1,207,485
Earnings on life insurance	223,341	225,022	660,303	660,150
Gain (loss) on disposal of assets	(13,164)	20	(8,306)	(480)
Gain on sale of loans	408,641	-	601,973	-
Gain on sale of available for sale securities	-	109,777	-	109,777
Loss on impairment of nonmarketable equity security	-	-	-	(406,802)
Other	163,830	146,573	455,464	363,774
TOTAL NON-INTEREST INCOME	1,315,209	1,128,445	3,451,527	2,669,017

NON-INTEREST EXPENSE
Salaries and employee benefits	3,222,898	3,030,101	9,402,257	9,018,527
Occupancy and equipment	998,214	951,473	2,949,342	2,606,593
Data processing	388,444	358,236	1,167,741	1,109,895
FDIC deposit insurance premium	429,033	309,916	1,012,893	1,331,504
Net loss on foreclosed assets	134,767	-	1,071,175	-
Foreclosed asset related costs	388,592	-	1,128,459	-
Other	1,074,391	1,237,467	3,245,566	3,733,934
TOTAL NON-INTEREST EXPENSE	6,636,339	5,887,193	19,977,433	17,800,453

INCOME (LOSS) BEFORE INCOME TAXES	(3,458,042)	694,852	(9,853,959)	1,993,268

INCOME TAXES	(1,574,000)	58,100	(4,502,900)	171,800

NET INCOME (LOSS)	(1,884,042)	636,752	(5,351,059)	1,821,468

Effective dividend on preferred stock (Note G)	423,277	422,443	1,263,801	1,012,308

Net income (loss) available to common shareholders	$(2,307,319)	$214,309	$(6,614,860)	$809,160

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(.24)	$.02	$(.69)	$.08
Diluted	$(.24)	$.02	$(.69)	$.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note C)
Basic	9,581,390	9,569,290	9,579,041	9,569,290
Diluted	9,581,390	9,606,186	9,579,041	9,585,422

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three and Nine Month Periods Ended September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(1,884,042)	$636,752	$(5,351,059)	$1,821,468

Other comprehensive income:

Securities available for sale:
Unrealized holding gains on available for sale securities	1,137,657	3,429,112	4,034,787	4,226,163
Tax effect	(438,567)	(1,323,950)	(1,555,527)	(1,631,244)
Reclassification of (gains) losses recognized in net income	-	(109,777)	-	(109,777)
Tax effect	-	42,319	-	42,319

Net of tax amount	699,090	2,037,704	2,479,260	2,527,461
Cash flow hedging activities:
Unrealized holding loss on cash flow hedging activities	(113,463)	(194,916)	(411,040)	(346,857)
Tax effect	43,741	74,714	158,457	133,714
Net of tax amount	(69,722)	(120,202)	(252,583)	(213,143)

Total other comprehensive income	629,368	1,917,502	2,226,677	2,314,318

COMPREHENSIVE INCOME (LOSS)	$(1,254,674)	$2,554,254	$(3,124,382)	$4,135,786

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

								Accumulated
					Common	Additional		other	Total
	Preferred stock		Common stock		stock	paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	warrants	capital	deficit	income	equity

Balance at December 31, 2009	24,900	$22,935,514	9,626,559	$9,626,559	$2,367,368	$74,529,894	$(21,354,080)	$1,414,951	$89,520,206

Net loss	-	-	-	-	-	-	(5,351,059)	-	(5,351,059)

Other comprehensive income	-	-	-	-	-	-	-	2,226,677	2,226,677

Stock based compensation	-	-	-	-	-	105,191	-	-	105,191

Restricted stock issued	-	-	37,500	37,500	-	(37,500)	-	-	-

Accretion of discount	-	330,051	-	-	-	-	(330,051)	-	-

Preferred stock dividend	-	-	-	-	-	-	(933,750)	-	(933,750)

Balance at September 30, 2010	24,900	$23,265,565	9,664,059	$9,664,059	$2,367,368	$74,597,585	$(27,968,940)	$3,641,628	$85,567,265

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,351,059)	$2,777,038
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	747,841	690,888
Provision for loan losses	15,138,616	4,786,505
Gain on mortgage loan commitments	(85,969)	-
Net gain on sales of mortgage loans	(516,004)	-
Originations of mortgage loans held-for-sale	(38,561,051)	-
Proceeds from sales of mortgage loans	37,037,809	-
Proceeds from sale of loan	50,558	-
Amortization of core deposit premium	100,012	100,012
Deferred income taxes	(879,456)	(615,901)
Loss on impairment of nonmarketable equity security	-	406,802
Gain on sale of available for sale securities	-	(109,777)
Net loss on disposal of and valuation adjustments to - foreclosed assets	950,874	45,076
(Gain) loss on disposal of other assets	8,306	480
Net amortization of premiums/discounts on securities	1,031,411	727,295
Accretion of loan discount	(958,343)	(146,607)
Amortization of deposit premium	30,323	82,298
Net increase in cash value of life insurance	(618,520)	(632,455)
Stock based compensation	105,191	134,320
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	578,177	(914,120)
(Increase) in other assets	(4,566,147)	(532,263)
Increase (decrease) in accrued interest payable	22,838	(237,213)
Increase in accrued expenses and other liabilities	966,941	399,763
TOTAL ADJUSTMENTS	10,583,407	4,185,103
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,232,348	6,006,571

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(9,500,873)	(130,544,840)
Principal repayments of investment securities available for sale	19,065,327	30,635,630
Proceeds from sale of securities available for sale	-	10,743,929
Redemption (Purchase) of Federal Home Loan Bank stock	843,700	(4,512,500)
Proceeds from disposal of foreclosed real estate	6,897,048	4,559,220
Proceeds from sale of other assets	59,365	-
Net decrease in loans	34,521,195	1,779,126
Purchases of bank premises and equipment	(629,529)	(1,791,930)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	51,256,233	(89,131,365)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits:
Demand	920,285	3,001,402
Savings	7,595,006	1,139,174
Money market and NOW	34,769,406	18,017,505
Time deposits	(48,901,331)	(22,940,596)
Net increase (decrease) in short-term borrowings	(67,000,000)	50,294,000
Net increase (decrease) in long-term borrowings	15,000,000	17,000,000
Proceeds from issuance of preferred stock	-	24,900,000
Dividends paid on preferred stock	(933,750)	(747,000)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(58,550,384)	90,664,485
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,061,803)	7,539,691
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,727,108	10,282,789
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,665,305	$17,822,480

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine-month periods ended September 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”, “we”, “our”, “Crescent”) and its wholly owned subsidiary, Crescent State Bank (the “Bank”).  All significant inter-company transactions and balances are eliminated in consolidation.  Operating results for three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2009 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At September 30, 2010, commitments are as follows:

Undisbursed lines of credit	$116,170,000
Stand-by letters of credit	4,171,000
Commitments to sell loans held for sale	2,039,000
Undisbursed commitment to purchase additional investment in Small Business Investment Corporation	363,000

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average number of shares used in computing basic net income per share	9,581,390	9,569,290	9,579,041	9,569,290
Effect of dilutive stock options	-	36,896	-	16,132

Weighted average number of shares used in computing diluted net income per share	9,581,390	9,606,186	9,579,041	9,585,422

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE C - PER SHARE RESULTS (Continued)

For the three month periods ended September 30, 2010 and 2009, there were 296,611 and 288,377 options and the warrant for 833,705 shares that were anti-dilutive.  For the nine month periods ended September 30, 2010 and 2009, there were 296,611 and 415,901 options and the warrant for 833,705 shares that were anti-dilutive.

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

	September 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$10,362,622	$685,129	$-	$11,047,751
Mortgage-backed securities	47,109,715	2,010,627	8,207	49,112,135
Collateralized mortgage obligations	70,249,174	1,917,933	66,053	72,101,054
Municipals	50,849,418	2,110,708	31,861	52,928,265
Corporate debt	917,795	-	585	917,210
Marketable equity	440,757	44,786	30,335	455,208
	$179,929,481	$6,769,183	$137,041	$186,561,623

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$12,235,041	$448,086	$-	$12,683,127
Mortgage-backed securities	58,766,929	1,562,514	126,356	60,203,087
Collateralized mortgage obligations	70,300,750	948,641	386,219	70,863,172
Municipals	48,820,579	673,223	465,397	49,028,405
Marketable equity	402,050	-	56,950	345,100
	$190,525,349	$3,632,464	$1,034,922	$193,122,891

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

The following tables show investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009. The September 30, 2010 unrealized losses on investment securities relate to six collateralized mortgage obligations, one mortgage-backed security, two municipal securities and two marketable securities. The December 31, 2009 unrealized losses on investment securities relate to three mortgage-backed securities, twelve collateralized mortgage obligations, twenty-five municipal securities and two marketable equity securities. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased.  The unrealized losses will reverse at maturity or prior to maturity if market interest rates decline to levels that existed when the securities were purchased.  Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

	September 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
Mortgage-backed	$1,036,584	$8,207	$-	$-	$1,036,584	$8,207
Collateralized mortgage obligations	7,455,348	66,053	-	-	7,455,348	66,053
Municipals	-	-	1,043,546	31,861	1,043,546	31,861
Corporate debt	917,210	585	-	-	917,210	585
Marketable equity	51,489	30,335	-	-	51,489	30,335
Total temporarily impaired securities	$9,460,631	$105,180	$1,043,546	$31,861	$10,504,177	$137,041

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
Mortgage-backed	$10,253,608	$126,356	$-	$-	$10,253,608	$126,356
Collateralized mortgage obligations	26,940,754	386,219	-	-	26,940,754	386,219
Municipals	17,081,421	244,125	2,858,321	221,272	19,939,742	465,397
Marketable equity	-	-	345,100	56,950	345,100	56,950
Total temporarily impaired securities	$54,275,783	$756,700	$3,203,421	$278,222	$57,479,204	$1,034,922

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

At September 30, 2010 and December 31, 2009, investment securities with a carrying value of $90,155,129 and $96,437,558 respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale at September 30, 2010 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value
Due within one year	$25,891,126	$26,723,698
Due after one year through five years	94,468,290	97,580,115
Due after five years through ten years	33,249,769	34,742,343
Due after ten years	24,961,745	26,143,049
Corporate debt	917,795	917,210
Other equity securities	440,757	455,208
	$179,929,482	$186,561,623

At September 30, 2010, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company is $10,932,800.  After a period of suspended dividends the FHLB of Atlanta has declared and paid an annualized dividend for the fourth quarter of 2009 and the first three quarters of 2010 of 0.27%, 0.26%, 0.44% and 0.39%, respectively.  On June 30, 2010 it was announced that the FHLB would resume repurchasing activity-based excess capital stock held by members, on a limited basis.  Share repurchases were made on July 15, 2010 and August 17, 2010 for 4,237 and 4,200 shares, respectively, with additional shares to be repurchased on November 15, 2010.  The repurchase of excess capital stock is subject to the FHLB continuing to meet all applicable statutory and regulatory conditions for an excess stock repurchase and all other conditions provided in the FHLB’s Capital Plan. The FHLB will continue to evaluate on a quarterly basis whether to repurchase membership-based excess stock. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of September 30, 2010 or December 31, 2009.  Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Company.

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

Since the floating index and reset dates are based on identical terms, management believes that the hedge relationship of the cumulative changes in expected future cash flows from the interest rate swaps and the cumulative changes in expected interest cash flows from the trust-preferred debentures and subordinated term loan agreement will be highly effective. For the three and nine month periods ended September 30, 2010 and 2009, management has determined that there is no hedge ineffectiveness.

The notional amount of the debt obligations being hedged was $15.5 million and the fair value of the interest rate swap liability, which is recorded in accrued expenses and other liabilities at
September 30, 2010, was an unrealized loss of $705,974.

The following tables disclose the location and fair value amounts of derivative instruments designated as hedging instruments in the consolidated balance sheets.

	September 30, 2010
			Estimated Fair
	Balance Sheet	Notional	Value of
	Location	Amount	Asset (Liability)
Trust preferred securities:
Interest rate swap	Other liabilities	$4,000,000	$(123,449)
Interest rate swap	Other liabilities	4,000,000	(217,054)

Subordinated term loan agreements:
Interest rate swap	Other liabilities	3,750,000	(132,852)
Interest rate swap	Other liabilities	3,750,000	(232,619)
		$15,500,000	$(705,974)

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

See Note F for additional information.

The following table discloses activity in accumulated Other Comprehensive Income (“OCI”) related to the interest rate swaps during the nine month period ended September 30, 2010.

September 30, 2010

Accumulated OCI resulting from interest rate swaps as of January 1, 2010, net of tax	$(181,237)
Other comprehensive loss recognized during nine month period ended September 30, 2010, net of tax	(252,583)
Accumulated OCI resulting from interest rate swaps as of September 30, 2010, net of tax	$(433,820)

The following table discloses activity in accumulated OCI related to the interest rate swaps during the year ended December 31, 2009.

December 31, 2009
Accumulated OCI resulting from interest rate swaps as of January 1, 2009, net of tax	$-
Other comprehensive loss recognized, net of tax	(181,237)
Accumulated OCI resulting from interest rate swaps as of December 31, 2009, net of tax	$(181,237)

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of September 30, 2010 and December 31, 2009, the Company carried certain marketable equity securities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of September 30, 2010 and December 31, 2009, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale and derivative liabilities.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of September 30, 2010 and December 31, 2009, while the Company did not carry any financial assets or liabilities, measured on a recurring basis, at fair value hierarchy Level 3, the Company did value impaired loans and other real estate owned, measured on a non-recurring basis, at fair value hierarchy Level 3.

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

Derivative Liabilities
Derivative instruments at September 30, 2010 and December 31, 2009 include interest rate swaps and are valued using models developed by third-party providers. This type of derivative is classified as Level 2 within the valuation hierarchy.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - FAIR VALUE MEASUREMENT (Continued)

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan or asset as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan or asset as nonrecurring Level 3.   There were $61.8 million in impaired loans at September 30, 2010, of which $38.3 million in loans showed impairment and had a specific reserve of $8.5 million.  Impaired loans totaled $66.1 million at December 31, 2009.  Of such loans, $35.4 million had specific loss allowances aggregating $9.1 million at that date.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at lower of cost or net realizable value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - FAIR VALUE MEASUREMENT (Continued)

There were no significant transfers between the valuation of financial assets or liabilities between levels 1 and 2 in the valuation hierarchy.  Below is a table that presents information about assets measured at fair value at September 30, 2010, and December 31, 2009:

			Fair Value Measurements at September 30, 2010, Using
Description	Total Carrying Amount in The Consolidated Balance Sheet 9/30/2010	Assets/ (Liabilities) Measured at Fair Value 9/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale:
U.S. Government obligations and agency	$11,047,751	$11,047,751	$-	$11,047,751	$-
Mortgage-backed	49,112,136	49,112,136	-	49,112,136	-
Collateralized mortgage obligations	72,101,054	72,101,054	-	72,101,054	-
Municipals	52,928,265	52,928,265	-	52,928,265	-
Corporate Debt	917,210	917,210	-	917,210	-
Marketable equity	455,208	455,208	455,208	-	-

Foreclosed assets	15,204,819	15,204,819	-	-	15,204,819
Impaired loans *	29,799,073	29,799,073	-	-	29,799,073
Derivative liabilities	(705,974)	(705,974)	-	(705,974)	-

		Fair Value Measurements at December 31, 2009, Using
Description	Assets/(Liabilities) Measured at Fair Value 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale:
U.S. Government obligations and agency	$12,683,127	$-	$12,683,127	$-
Mortgage-backed	60,203,087	-	60,203,087	-
Collateralized mortgage obligations	70,863,172	-	70,863,172	-
Municipals	49,028,405	-	49,028,405	-
Marketable equity	345,100	345,100	-	-

Foreclosed assets	6,305,617	-	-	6,305,617
Impaired loans *	26,258,018	-	-	26,258,018
Derivative liabilities	(294,934)	-	(294,934)	-

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	$29,665,305	$29,665,305	$31,727,108	$31,727,108
Investment securities	186,561,623	186,561,623	193,122,891	193,122,891
Federal Home Loan Bank stock	10,932,800	10,932,800	11,776,500	11,776,500
Loans, net	676,400,569	639,550,800	741,781,341	701,738,000
Investment in life insurance	18,276,906	18,276,906	17,658,386	17,658,386
Accrued interest receivable	3,682,081	3,682,081	4,260,258	4,260,258

Financial liabilities:
Deposits	717,048,308	738,100,622	722,634,618	742,001,000
Short-term borrowings	7,000,000	7,400,315	74,000,000	74,260,000
Long-term borrowings	157,748,000	162,782,685	142,748,000	139,457,000
Interest rate swaps	705,974	705,974	294,934	294,934
Accrued interest payable	1,497,966	1,497,966	1,475,128	1,475,128

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results for periods ended September 30, 2010 and 2009 and financial condition for the periods ended September 30, 2010 and December 31, 2009. It should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted.  All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT
September 30, 2010 AND DECEMBER 31, 2009

Total assets at September 30, 2010 are $972.5 million reflecting a $60.3 million decline from $1.0 billion at December 31, 2009.  Earning assets at September 30, 2010 are 94% or $915.6 million compared to 95% or $986.7 million at December 31, 2009.   Components of earning assets at September 30, 2010 are $694.5 million in gross loans held for investment, $2.0 million in mortgage loans held for sale, $197.5 million in investment securities and Federal Home Loan Bank (FHLB) stock and $21.6 in overnight investments and interest-earning deposits with correspondent banks.  Earning assets at December 31, 2009 consisted of $759.3 million in gross loans held for investment, $204.9 million in investment securities and FHLB stock and $22.4 million in overnight investments and interest-earning deposits. Total deposits and stockholders’ equity at September 30, 2010 are $717.0 million and $85.6 million, respectively, compared to $722.6 million and $89.5 million at December 31, 2009.

Gross loans held for investment declined by $64.9 million between December 31, 2009 and September 30, 2010.  The Company just began originating mortgage loans for sale in March 2010 and therefore no loans were held for sale at December 31, 2009.  All loan categories experienced a decline due to normal principal payments, a reduction in new originations due to continued softness in loan demand and the transfer of assets from loans to foreclosed assets.  The net decline by loan category is as follows: $28.1 million in construction, land acquisition and development, $14.1 million in commercial real estate, $10.7 million in residential mortgage, $6.3 million in home equity loans and lines, $4.6 million in commercial and industrial and $1.1 million in consumer loans. Of the total $64.9 million decline, $16.6 million is attributed to transferring assets from the loan account into other asset categories, $15.1 million has been charged-off and $69.7 million represent normal principal payments on the loan portfolio.  These declines have been partially offset through the production and funding of $36.5 million in new loans.  See the discussions on Nonperforming Assets and Allowance for Loan Losses for additional details on nonperforming assets and charge-offs.  The composition of the loan portfolio, by category, as of September 30, 2010 is 50% commercial mortgage loans, 22% construction loans, 12% residential mortgage loans, 8% home equity loans and lines, 7% commercial loans and 1% consumer loans.  The composition of the loan portfolio, by category, as of December 31, 2009 was 47% commercial mortgage loans, 24% construction loans, 13% residential real estate mortgage loans, 8% home equity loans and lines, 7% commercial loans and 1% consumer loans.

Loans for commercial real estate, construction and land acquisition and development comprise 72% of the total loan portfolio at September 30, 2010.  A more detailed breakdown of loans in those sectors is presented in the table below:

Breakdown of Commercial Real Estate

Total Aggregate
Exposure
Loan Type	(in thousands)
Non owner occupied investment property	$193,264
Owner occupied commercial property	133,774
Multi-family investment property	17,468
Agriculture/Farmland	784
Subtotal	345,290
Deferred unearned interest	(482)
Total commercial real estate loans	$344,808

Breakdown of Construction, Acquisition & Development

Total Aggregate
Exposure
(in thousands)
Loan Type
Land acquisition and development - commercial purposes	$77,366
Land acquisition and development - residential purposes	$47,865
1 to 4 family residential construction	14,769
Commercial construction	11,089
Subtotal	151,089
Deferred unearned interest	(105)
Total construction, acquistition & development	$150,984

The Company has an allowance for loan losses at September 30, 2010 of $18.0 million or 2.60% of outstanding loans held for investment compared to $17.6 million or 2.31% at December 31, 2009. The increase was primarily due to the impact of current year net charge-offs on the historical charge-off experience ratios utilized within the loan loss provision model and the specific provisions taken on impaired loans.  At September 30, 2010, there are seventy loans totaling $30.7 million in non-accrual status.    There are no loans past due 90 days or more still accruing interest at September 30, 2010.  Non-performing loans as a percentage of total loans held for investment at September 30, 2010 are 4.42%.  At December 31, 2009, there were sixty-six loans totaling approximately $18.1 million in non-accrual status. Year-to-date, collateral for twenty-nine of the sixty-six loans in nonaccrual status at year end had been foreclosed or repossessed, eleven of which were then sold.   Thirteen loans have been either partially paid or paid in full, nine loans were charged-off and fifteen loans remained in non-accrual status at September 30, 2010.  The percentage of non-performing loans to total loans at December 31, 2009 was 2.44%.  For a more detailed discussion, see the section entitled Nonperforming Assets.

The Company has investment securities with an amortized cost of $179.9 million at September 30, 2010.  All investments are accounted for as available for sale and are presented at their fair market value of $186.6 million compared to $193.1 million at year-end 2009.  The Company’s investment securities at September 30, 2010, consist of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, corporate debt, municipal bonds and marketable equity securities.  All of the Company’s mortgage-backed and collateralized mortgage obligations are issued by a Government Sponsored Enterprise (GSE). The decrease in the available for sale portfolio during the first half of 2010 was the net result of $9.5 million in new purchases and a $4.0 million increase in the fair value of the portfolio, less $19.1 million in principal re-payments and $1.0 million in net amortization of premiums.  The Company performs an impairment analysis on a quarterly basis and has no securities at September 30, 2010 that display other than temporary impairment.

The Company owns $10.9 million of Federal Home Loan Bank (FHLB) stock at September 30, 2010 compared to $11.8 million at December 31, 2009.  The FHLB has resumed redeeming some portion of excess stock as determined by the level of the Company’s advances outstanding.  The Company has redeemed $844,000 in stock during 2010.

There are $20.2 million in Federal funds sold at September 30, 2010 compared to $17.8 million at December 31, 2009.  Fed funds sold provide on-balance sheet liquidity used to redeem maturing time deposits and borrowings and for deposit fluctuations of non-maturing deposit types.

Interest-earning deposits held at correspondent banks are $1.5 million at September 30, 2010 compared with $4.6 million at December 31, 2009.  Interest-earning funds held at correspondent bank accounts are used primarily to redeem maturing time deposits and borrowings and to meet liquidity requirements for deposit fluctuations of non-maturing deposit types.

Foreclosed assets consist of other real estate owned and loan collateral which has been repossessed.  Other real estate owned by the Company is $13.3 million at September 30, 2010 compared with $6.3 million at December 31, 2009.  The net increase in other real estate owned of $7.0 million was comprised of $14.6 million in new foreclosed property plus $171,000 in additional capitalized costs related to finishing foreclosed property less $6.9 million in proceeds from the sale of properties, $943,000 in additional valuation write-downs on properties and $8,000 in net loss on disposal of sold assets.  The value of repossessed assets is $2 million at September 30, 2010 and there were no repossessed assets at December 31, 2009.

Non-earning and other assets increased by approximately $4.3 million between December 31, 2009 and September 30, 2010.  There were increases in other assets and bank owned life insurance and premises and equipment of $3.7 million and $619,000, respectively.  The change in other assets was due primarily to recording income tax benefits during the first nine months of $4.1 million.  The net deferred tax asset decreased by $676,000 due primarily to the impact of the unrealized gain on investments.  Accrued interest receivable declined by $578,000 due to lower volumes of and yields on earning assets.  For more details regarding the increase in cash and cash equivalents, see the Consolidated Statement of Cash Flows.

Total deposits decreased by $5.6 million between December 31, 2009 and September 30, 2010 from $722.6 million to $717.0 million.  The Company has continued to focus on reducing its reliance on brokered deposits and shifting its deposit mix more in favor of non-maturity deposit types.  Brokered time deposits have decreased by $39.4 million from $203.4 million at year end 2009 to $164.0 million at September 30, 2010.  Customer reciprocal time deposits entered into the CDARS (Certificate of Deposit Account Registry Service) program have declined by $3.3 million from $23.6 million to $20.3 million.  Other retail time deposits decreased by $6.3 million from $210.6 million to $204.3 million.  Time deposits as a percentage of total deposits have declined from 61% to 54%.  In an effort to improve core deposit volumes, the Company introduced a new interest-bearing checking account in December 2008 that rewards depositors with a higher rate of interest if they modify their account activity behavior to include more electronic methods of transactions and account statement receipt.  As a result, interest-bearing checking balances have increased by $45.8 million to $138.9 at September 30, 2010 compared to $93.2 million at year end. Savings account balances have increased by $7.6 million and money market account balances have declined by $11.0 million over the first nine months of 2010.  The increase in savings is due primarily to customers’ desire to keep their deposits in more liquid, short-term deposit types in anticipation of future interest rate increases.  The decline in money market balances is in both business and personal account types.  The decline in personal is due in part to disintermediation related to the new interest-bearing checking product and business declines are driven by economic conditions and seasonal fluctuations.  Non-interest bearing deposit balances have increased by $920,000 from $61.0 million to $62.0 million.

The composition of the deposit base, by category, at September 30, 2010 is as follows: 54% time deposits, 19% interest-bearing demand deposits, 9% money market, 9% statement savings accounts and 9% non-interest-bearing demand deposits.  The composition of the deposit base, by category, at December 31, 2009 was as follows:  61% in time deposits, 13% in interest-bearing deposits, 10% in money market, and 8% in both non interest-bearing demand deposits and statement savings. Time deposits of $100,000 or more totaled $318.9 million at September 30, 2010 compared to $357.4 million at December 31, 2009.

The Company has total borrowings of $164.7 million at September 30, 2010 compared with $216.7 million at December 31, 2009.  The composition of borrowings is $142.0 million in long-term advances and $7.0 million in short-term advances from the Federal Home Loan Bank of Atlanta (FHLB), $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary and $7.5 million in a subordinated term loan from a non-affiliated financial institution.  Borrowings at December 31, 2009 consisted of $127.0 million in long-term FHLB advances, $24.0 million in short-term FHLB advances, $50.0 million in short-term Fed Discount Window advances, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary, and $7.5 million in a subordinated term loan.  The $50.0 million in Fed Discount Window advances at December 31, 2009 were part of the Company’s strategy to leverage the funds received through the Capital Purchase Program.  As additional liquidity has been made available through deposit gathering and normal principal pay downs from loan portfolio, we were able to repay the $50.0 million during the first nine months of 2010.  There were no Federal funds purchased at either balance sheet date.

Accrued interest payable and other liabilities increased by $1.2 million and are $5.1 million and $3.9 million at September 30, 2010 and December 31, 2009, respectively.

Total stockholders’ equity declined by $4.0 million between December 31, 2009 and September 30, 2010. The decrease was primarily due to the net loss for the nine month period of $5,351,000 and the $934,000 dividend paid on preferred stock.  This was partially offset by a $2,227,000 increase in the other comprehensive income.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED
SEPTEMBER 30, 2010 AND 2009

Net Income(Loss). Net loss for the three-month period ended September 30, 2010, before adjusting for the effective dividend on preferred stock, was ($1,844,000) compared to net income of $637,000 for the prior year three-month period ended September 30, 2009. After adjusting for dividends and discount accretion on preferred stock of $423,000 and $422,000, respectively, net loss attributable to common shareholders for the current period was ($2,307,000) or ($0.24) per diluted share compared with net income available to common shareholders of $214,000 or $0.02 per diluted share for the quarter ended September 30, 2009.  Annualized return on average assets declined to (0.77%) from 0.24% for the prior period.  Earnings in the current period were negatively impacted by higher loan loss provisions in response to current economic conditions, increased non-interest operating expenses and the reversal of accrued but uncollected interest income on loans transferred to nonaccrual status. Return on average equity for the current period was (8.49%) compared to 1.89% for the prior period.  The decline in return on average equity is due to the lower level of earnings.

Net Interest Income.  Net interest income declined by 8% or $600,000 from $7.4 million for the quarter ended September 30, 2009 to $6.8 million for the current period.  The decrease in interest income from lower earning asset levels and reduced yields was larger than the decrease in interest expense primarily from a lower cost of funds.  Although the Company experienced a widening of interest rate spread, the positive impact was offset by a reduction in the percentage of earning assets to interest-bearing liabilities resulting in no change in net interest margin over the comparative periods.

Total interest income decreased by 13% or $1.8 million to $12.3 million for the current period from $14.1 million for the prior year period.  The decline resulted from a $1.3 million decrease due to the reduction in earning assets and a $531,000 decrease due to lower yields realized on those assets.  Total interest expense for the current period declined by $1.2 million from $6.7 million to $5.5 million.  The decrease was comprised of a $1.0 million decline due to the lower cost of funding and a $155,000 decrease due to the decline in interest-bearing funds.

Total average earning assets decreased $67.8 million or 7% from an average of $983.0 million to an average of $915.2 million for the current three-month period. The composition of the decrease was as follows: the average balance of loans outstanding decreased by 9% or $68.2 million from $772.4 million to $704.2 million, the average balance of the investment securities portfolio decreased by 8% or $15.9 million from $207.6 million to $191.7 million and the average balance of federal funds sold and other interest-earning assets increased by $16.3 million to $19.3 million from $3.0 million.  Loan demand remains soft across our market footprint resulting in fewer new origination opportunities and the deterioration in quality of some existing loans resulted in the transfer to foreclosed or charge-off status.  While we have reinvested some principal cash flows from the investment portfolio, other cash flows have been used to reduce our reliance on wholesale forms of funding or been kept in shorter term investments.

Average interest-bearing liabilities experienced a net decrease of $46.8 million or 5% from $870.7 million for the prior year quarter to $823.9 million for the three-months ending September 30, 2010.  Total interest-bearing deposits increased by $13.6 million or 2% from $642.8 million to $656.4 million.  Interest-bearing NOW accounts deposits experienced the largest increase averaging $130.7 million for the current three-month period compared to $65.4 million for the prior period.  This is the result of the new interest bearing checking product previously discussed.  Total borrowings decreased by 27% or $60.4 million from $227.9 million to $167.5 million.  A significant portion of the decrease in borrowings resulted from the repayment of short-term borrowings used to implement a securities leverage strategy in early 2009.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets.  The tax equivalent net interest margin for the three-month periods ended September 30, 2010 and 2009 was 3.08%.  The average yield on earning assets for the current three-month period decreased 32 basis points to 5.45% compared with 5.77% for the prior year period, while the average cost of interest-bearing funds decreased by 40 basis points to 2.63% from 3.03%.  The interest rate spread is the difference between the average yield on earning assets and the cost of interest-bearing funds.  The spread improved by 8 basis points from 2.74% to 2.82%. However, the decline in the percentage of interest earning assets to average interest-bearing liabilities from 112.90% to 111.08% offset the positive impact of the widening interest rate spread resulting in no change in the net interest margin.

Short-term interest rates have been stable since January 2009.  The yield on earning assets has declined over the comparative three and nine month periods primarily due to the reversal of previously accrued interest income on loans moved to nonaccrual status.  Approximately $453,000 of previously recorded interest income was reversed in the current quarter.  Quantitatively, the interest reversal reduced the yield on total earning assets by 20 basis points for the three-month period ended September 30, 2010.  The impact of the reversals has been somewhat mitigated by the implementation of loan floors on many variable rate loans.  The yield on the investment portfolio has risen due to a higher percentage of investments in longer term municipal securities.

The cost of interest bearing funds continues to trend lower in this stable interest rate environment.    The cost of time deposits has declined by 88 basis points over the comparative periods.  Somewhat offsetting this positive trend is a higher cost of funds on the new interest-bearing checking product.  The overall cost of interest-bearing checking accounts has increased by 64 basis points.  The Company restructured a portion of its FHLB borrowings during the three months ending September 30, 2010.  The restructuring was primarily aimed at reducing potential interest rate risk in 2012.  The Company was able to increase the duration by laddering advances to future periods and reduce the cost of the borrowings portfolio by 31 basis points.

Approximately 43% of the Company’s loan portfolio has variable rate pricing based on the Prime lending rate or LIBOR (London Inter Bank Offering Rate).  The percentage of variable rate to total loans has declined from 44% at September 30, 2009.  In the current low interest rate environment, borrowers are more inclined to desire a fixed rate loan option as opposed to a variable rate even if the variable rate has a lower starting point.  The Company has shifted its strategic focus from a growth orientation to a more performance-related, relationship orientation.  The Company is being more disciplined with loan pricing.  As a result, the loan portfolio will not experience the same growth rates as has been seen in recent years, but should provide better yields.  This should also ease reliance on wholesale forms of funding.  While there is an attempt to focus on local market relationships, wholesale forms of funding will continue to make sense from an economic standpoint at certain times.

The Company expects that net interest margin will continue to expand during this period of stable interest rates.   While the interest rate floors on variable rate loans have helped protect the yield on earnings assets, these same floors will prevent the yield from expanding quickly in a rising interest rate environment.  While rates are still stable, we are implementing a strategy to begin to reduce the gap between the underlying contractual rate and the floor.  This could have an unfavorable impact on the yield on the loan portfolio; however, the cost of interest bearing funds should continue to decline at a faster rate.  Approximately 51% or $197.9 million of time deposits carrying a weighted average rate of 2.31% will mature over the coming twelve months and can be renewed at lower rates.  The Company has also begun to reduce the rate being paid on the new checking account product introduced in December 2008.  The product was introduced at an annual percentage yield (APY) of 5.01% and was reduced in September 2010 to an APY of 3.75%.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended September 30, 2010 was $4.9 million compared to $2.0 million for the same period in 2009.    The increase in the loan loss provision is primarily due to specific reserves on impaired loans and the impact of current year charge-offs on our loan loss model. Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.”  The allowance for loan losses is $18.0 million representing 2.60% of total loans held for investment at September 30, 2010.  See the sections on Nonperforming Assets and Analysis of Allowance for Loan Losses for additional details.

Non-Interest Income. Non-interest income increased by 17% or $187,000 to $1.3 million at September 30, 2010 compared to $1.1 million for the prior year period.  Mortgage loan related revenue, which includes both brokered origination fees and gains on the sale of loans, increased by 114% or $254,000 to $477,000 from $223,000.  The low level of interest rates on mortgage loans has resulted in significant refinance activity.  Service charges and other customer service fees on deposit accounts increased by 10% or $40,000 and other miscellaneous noninterest income increased by 12% or $17,000, of which $9,000 related to brokerage referral fees.  Non-recurring items include realizing a $13,000 loss on the disposal of fixed assets during the current quarter and a $110,000 gain on the sale of available for sale securities during the third quarter of 2009.

Non-Interest Expenses. Non-interest expenses increased by 13% or $749,000 from $5.9 million to $6.6 million. The categories experiencing the greatest increases were loan related professional and collection expense, personnel, FDIC deposit insurance premium expense and other professional fees.   Loan related professional and collection expenses increased by $309,000 from $180,000 to $489,000.  Of the total increase, $246,000 is related to the costs associated with the acquisition and ongoing servicing of foreclosed assets and $42,000 was due to valuation write-downs.  The net loss on disposal of foreclosed assets during the current three-month period was $39,000 compared to $5,000 in the prior period. Personnel expenses were up $193,000 due primarily to salary expenses related to the increased level of mortgage loan origination activity.  FDIC deposit premiums were up $119,000 from $310,000 in the prior year’s quarter compared to $429,000 for the current three month period.  Other professional fees were $89,000 higher due to the payment of consulting fees related to the FHLB advance restructuring.

Provision for Income Taxes. The Company recorded an income tax benefit of $1,574,000 for the three-months ended September 30, 2010 compared with income tax expense of $58,000 for the prior year period.  The current period benefit was approximately 45.52% of the quarterly loss.  The impact of tax exempt interest income increased the taxable loss and therefore increased the benefit.  The effective tax rate for the three-month period ended September 30, 2009 was 8.36%.  The small effective tax rate in 2009 was attributable to lower pre-tax income and a large percentage of income coming from tax exempt sources.

Deferred tax assets are recognized for temporary deductible differences and operating loss and tax credit carryforwards.  A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  Evaluating the need for and amount of a valuation allowance requires judgment and analysis of the positive and negative evidence. Included in our analysis, which receives significant weight, is the 3-year cumulative loss test.  The cumulative loss test calculates the cumulative pre-tax income (loss) over the preceding twelve quarter period.  If the Company is in a cumulative loss position, management performs an evaluation of the positive and negative evidence to determine whether a valuation allowance is necessary.  As of September 30, 2010, the Company did not pass the cumulative loss test by $5.8 million.  Management has evaluated, among other factors, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses in evaluating the need for a valuation allowance.

As of September 30, 2010, our recorded net deferred tax asset was $5.5 million and at this time management has concluded that the net deferred tax asset is fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate whether we will be able to realize the full benefit of our net deferred tax asset and need for valuation allowance. Significant negative trends in credit quality, losses from operations, or significant deviations from forecasted future financial results could impact our ability to realize the deferred tax asset in the future.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2010 AND 2009

Net Income(Loss). Net loss for the nine-month period ended September 30, 2010, before adjusting for the effective dividend on preferred stock, was ($5,351,000) compared to net income of $1,821,000 for the prior year period.  After adjusting for $1,264,000 and $1,012,000, respectively, in dividends and discount accretion on preferred stock, net loss attributable to common shareholders for the current period was ($6,615,000) or ($0.69) per diluted share compared with net income available for common shareholders of $809,000 or $0.08  per diluted share for the nine-month period ended September 30, 2009.  Annualized return on average assets for the current nine-month period was (0.72%) compared to 0.23% for the prior period.  The large increases in loan loss provision and noninterest expenses related, in part, to real estate market conditions, overshadowed the improvement in net interest margin and higher noninterest revenues.  Return on average equity for the current period was (8.00%) compared to 2.01% for the prior period.  The decline in return on average equity is due to the lower level of earnings.

Net Interest Income.  Net interest income declined slightly by $101,000 to $21.8 million for the current period compared to $21.9 million for the prior nine-month period.  The reduction in interest income from lower earning asset volumes and a declining yield on those assets was greater than the interest expense savings from the lower level of interest bearing liabilities and reduced cost of funds.

Total interest income was $39.1 million for the nine-month period ended September 30, 2010 compared to $42.2 million for the prior year period.  The decrease was comprised of a $1.9 million decline due to a smaller average earning assets base and a $1.2 million decline due to the lower average yield earned on those assets.  Total interest expense declined by $3.1 million or 15% from $20.3 million for the prior year period to $17.3 million for the current period.  The decrease was the result of a $2.0 million decline due to lower cost of funds and a $1.1 million decline due to a reduction in interest-bearing liabilities.

Total average earning assets decreased $50.3 million or 5% from an average of $989.2 million as of September 30, 2009 to an average of $938.9 million as of September 30, 2010.  The average balance of loans outstanding decreased by $50.7 million or 6% to $730.6 million compared to $781.3 million for the prior year period. The average balance of the investment securities portfolio for the current period was $195.1 million, decreasing by $7.4 million or 4% compared to the prior year average of $202.6 million.  The average balance of federal funds sold and other earning assets increased to $13.2 million compared to $5.3 million for the prior period. Principal repayments on both loans and investments have been used to reduce the company’s reliance on wholesale forms of funding or shifted to more short-term investment accounts.

Total average interest-bearing liabilities decreased by $32.6 million or 4% from an average of $874.9 million for the prior period to $842.3 million for the current period.  Average interest-bearing deposits increased by $12.7 million or 2% growing from an average of $642.9 million at September 30, 2009 to $655.6 million at September 30, 2010.  Total average borrowings decreased by $45.3 million or 20% to $186.7 million from $232.0 million for the prior year period.

The tax equivalent net interest margin for the period ended September 30, 2010 was 3.23% compared to 3.04% for the prior year period.  The average yield on earning assets declined 11 basis points to 5.68% compared with 5.79% for the prior year period, while the average cost of interest-bearing funds decreased by 37 basis points to 2.74% from 3.11%.  The spread between the rates paid on earning assets and the cost of interest-bearing funds increased by 26 basis points from 2.68% to 2.94%.  The increase in net interest margin was less than the increase in interest rate spread because the percentage of interest earning assets to interest bearing liabilities declined from 113.06% to 111.47%.

Provision for Loan Losses. The Company’s provision for loan losses for the nine-month period ended September 30, 2010 was $15.1 million compared to $4.8 million for the prior year period.  The increased loan loss provision for the current period is primarily due to the specific reserves resulting from our analysis of impaired loans and the impact of current year charge-offs on the loan loss reserve model.  Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.” See the section entitled “Non Performing Assets” for more details.

Non-Interest Income. For the current nine-month period, non-interest income increased by $783,000 or 29% to $3.5 million from $2.7 million.  The components of non-interest income experiencing the largest period-over-period increases are as follows: mortgage related revenue has increased by $239,000 to $974,000 from $735,000, service charges and other customer service fees on deposit accounts increased by $163,000 to $1.4 million from $1.2 million and brokerage referral fees have increased by $48,000 to $148,000 from $100,000.  The non-recurring items impacting the comparison of noninterest income for the two periods include $8,000 in net losses on the disposal of fixed assets for the current nine-month period and an impairment charge of $407,000 on a non-marketable equity security, partially offset by a $110,000 realized gain on the sale of available for sale debt securities, for the nine-month period ended September 30, 2009.

Non-Interest Expenses. Non-interest expenses increased by 12% or $2.2 million to $20.0 million for the period ended September 30, 2010 compared with $17.8 million for the prior year period. The Company has added two branch locations and increased support staff during the past twelve months.  The largest component of the increase is due to loan related professional and collection fees.  Expenses related to the acquisition, ongoing servicing and disposition of foreclosed assets has increased by over $1.6 million during the current nine-month period.  Attorney fees, expenses for loan appraisals in order to properly value foreclosed assets, on-going maintenance costs and property tax expenses have increased by $740,000 from $314,000 to almost $1.1 million.  Valuation write-downs on existing foreclosed assets total $943,000 for the current period compared to $19,000 for the prior period and net losses on the disposition of foreclosed assets were $9,000 for the current period compared to $26,000 a year ago.

Personnel expenses are $384,000 higher in the current period growing to $9.4 million from $9.0 million and occupancy expenses have increased by $343,000 from $2.6 million to $2.9 million.  The Company opened two new branch locations in April and May, 2009 and expanded our operations facility in early 2010.  Personnel expenses have been further impacted by the establishment of a correspondent mortgage division and the hiring of additional staff in the Credit administration area.  FDIC deposit insurance has decreased by $319,000 primarily due to the special assessment levied in 2009.  Several other expense categories have experienced decreases including postage, printing and supplies, travel and the cost of attending seminars and conferences.  The Company converted all data processing platforms in March 2009 and incurred one-time, non-recurring expenses of $156,000.

Provision for Income Taxes. The Company recorded an income tax benefit of $4,503,000 during the nine-months ended September 30, 2010 compared to tax expense of $172,000 for the prior year period.  The current period benefit was approximately 45.70% of the quarterly loss.  The impact of tax exempt interest income increased the taxable loss and therefore increased the benefit.  The effective tax rate for the nine-month period ended September 30, 2009 was 8.62%.  The small effective tax rate in 2009 was attributable to lower pre-tax income and a large percentage of income coming from tax exempt sources.

Please see comments related to the deferred tax asset and related valuation allowance analysis under this same caption on pages 26 and 27.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company's assets and liabilities for the three and nine-month periods ended September 30, 2010 and 2009. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance.  For purposes of the analysis, Federal Home Loan Bank stock is included in Investment Securities totals.

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

	For the Three Months Ended September 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earnings assets
Loan portfolio	$704,177	$10,420	5.87%	$772,419	$11,986	6.16%
Investment securities	191,714	1,844	4.57%	207,599	2,081	4.46%
Fed funds and other interest-earning assets	19,278	13	0.27%	2,987	1	0.13%
Total earning assets	915,169	12,277	5.45%	983,005	14,068	5.77%
Noninterest-earning assets	61,465			76,990
Total Assets	$976,634			$1,059,995

Interest-bearing liabilities
Interest-bearing NOW	$130,712	845	2.56%	$65,362	316	1.92%
Money market and savings	130,824	351	1.06%	134,105	456	1.35%
Time deposits	394,895	2,784	2.80%	443,337	4,113	3.68%
Short-term borrowings	12,174	58	1.89%	107,389	507	1.87%
Long-term debt	155,313	1,428	3.60%	120,487	1,265	4.11%
Total interest-bearing liabilities	823,918	5,466	2.63%	870,680	6,657	3.03%
Non interest-bearing deposits	60,301			63,551
Other liabilities	4,334			3,268
Total Liabilities	888,553			937,499
Stockholders' Equity	88,081			122,496
Total Liabilities & Stockholders' Equity	$976,634			$1,059,995

Net interest income		$6,811			$7,411
Interest rate spread			2.82%			2.74%
Net margin			3.08%			3.08%
Percentage of average interest-earning assets to average interest bearing liabilities			111.08%			112.90%

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)
	For the Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earnings assets
Loan portfolio	$730,611	$33,400	6.11%	$781,311	$36,089	6.18%
Investment securities	195,132	5,637	4.43%	202,570	6,134	4.44%
Fed funds and other interest-earning assets	13,161	26	0.26%	5,326	8	0.20%
Total earning assets	938,904	39,063	5.68%	989,207	42,231	5.79%
Noninterest-earning assets	54,603			72,136
Total Assets	$993,507			$1,061,343

Interest-bearing liabilities
Interest-bearing NOW	$115,043	2,270	2.64%	$54,085	594	1.47%
Money market and savings	131,475	1,151	1.17%	135,555	1,427	1.41%
Time deposits	409,091	9,137	2.99%	453,306	13,176	3.89%
Short-term borrowings	35,411	388	1.46%	110,631	1,477	1.78%
Long-term debt	151,279	4,307	3.80%	121,356	3,646	3.96%
Total interest-bearing liabilities	842,299	17,253	2.74%	874,933	20,320	3.11%
Non interest-bearing deposits	57,717			62,069
Other liabilities	4,010			3,092
Total Liabilities	904,026			940,094
Stockholders' Equity	89,481			121,249
Total Liabilities & Stockholders' Equity	$993,507			$1,061,343

Net interest income		$21,810			$21,911
Interest rate spread			2.94%			2.68%
Net margin			3.23%			3.04%
Percentage of average interest-earning assets to average interest bearing liabilities			111.47%			113.06%

VOLUME/RATE VARIANCE ANALYSIS

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three and nine-month periods ended September 30, 2010 and 2009.  The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns).  The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis

	Three Months Ended September 30,
	2010 vs. 2009
	(in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	(1,031)	(535)	(1,566)
Investment Securities	(237)	0	(237)
Fed funds and other interest-earning assets	8	4	12
Total interest-earning assets	(1,260)	(531)	(1,791)

Interest Expense
Interest-bearing NOW	369	160	529
Money market and savings	(11)	(96)	(105)
Time deposits	(395)	(934)	(1,329)
Short-term borrowings	(452)	3	(449)
Long-term debt	332	(169)	163
Total interest-bearing liabilities	(155)	(1,036)	(1,191)

Net interest income	(1,105)	505	(600)

Rate/Volume Analysis
	Nine Months Ended September 30,
	2010 vs. 2009
	(in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	(1,672)	(1,017)	(2,689)
Investment Securities	(288)	(211)	(497)
Fed funds and other interest-earning assets	11	7	18
Total interest-earning assets	(1,949)	(1,221)	(3,168)

Interest Expense
Interest-bearing NOW	872	804	1,676
Money market and savings	(105)	(171)	(276)
Time deposits	(1,720)	(2,319)	(4,039)
Short-term borrowings	(669)	(420)	(1,089)
Long-term debt	505	156	661
Total interest-bearing liabilities	(1,118)	(1,951)	(3,067)

Net interest income	(831)	730	(101)

NONPERFORMING ASSETS

The table below sets forth, for the periods indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans, and total nonperforming assets.

	At September 30,		At December 31,
	2010	2009	2009	2008
	(Dollars in thousands)
Nonaccrual loans
Construction and A&D	$18,680	$8,596	$6,692	$7,696
Commercial real estate	7,990	827	4,655	365
Residential mortgage	2,812	2,002	2,758	4,448
Home equity lines and loans	896	1,951	1,314	82
Commercial and industrial	272	3,153	2,706	503
Consumer	12	11	9	-
Total nonaccrual loans	30,662	16,540	18,134	13,094

Accruing loans past due
90 days or more	-	-	381	-

Total nonperforming loans	30,662	16,540	18,515	13,094

Real estate owned	13,255	5,296	6,306	1,716
Repossessed assets	1,950	2	-	-

Total nonperforming assets	$45,867	$21,838	$24,821	$14,810

Restructured loans in accrual status
not in categories listed above	$5,628	$9,525	$13,691	$-

Allowance for loan losses	$18,049	$13,782	$17,567	$12,585
Nonperforming loans to
period end loans	4.42%	2.14%	2.44%	1.53%
Allowance for loan losses
to period end loans	2.60%	1.79%	2.31%	1.60%
Allowance for loan losses
to nonperforming loans	59%	83%	95%	96%
Nonperforming loans
to period end total assets	3.15%	2.05%	1.79%	1.35%

Nonperforming assets
to period end total assets	4.72%	2.05%	2.40%	1.67%

The table below summarizes our nonperforming loan portfolio by region.  The Company considers our total footprint to be comprised of three primary regions:  the Triangle region which encompasses our Wake and Johnston county offices, the Sandhills region which encompasses our Lee and Moore county offices and the Wilmington region.

Nonperforming Loans by Region

	As of September 30, 2010
				Nonperforming
	Loans	% of Total		Loans to
	Held for	Loans	Nonperforming	Loans Held for
	Investment	Outstanding	Loans	Investment
	(Dollars in thousands)
Triangle Region	$408,981	58.88%	$17,198	4.21%
Sandhills Region	109,215	15.73%	6,814	6.24%
Wilmington Region	176,254	25.38%	6,650	3.77%

Total allowance	$694,450	100.00%	$30,662	4.42%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan on nonaccrual basis.  Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. We also account for loans on a nonaccrual basis when it is probable that we will be unable to collect all contractual payments of principal or interest. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.

The table below summarizes performing restructured loans, which are classified as impaired for purposes of the loan loss allowance calculation.

	At September 31,		At December 31,
	2010	2009	2009	2008
	(Dollars in thousands)
Performing restructured loans:
Construction and A&D	$4,703	2,780	$1,097	-
Commercial real estate	389	2,111	6,286	-
Residential mortgage	408	4,261	5,936	-
Home equity lines and loans	-	-	-	-
Commercial and industrial	148	373	372	-
Consumer	-	-	-	-
Total performing restructured loans	$5,648	$9,525	$13,691	$-

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition.  We accrue interest on restructured loans at the restructured rates when sustained payment performance has been established.  The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms. All troubled debt restructurings (TDRs) are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of September 30, 2010, the allowance for loan losses allocated to TDRs totaled $388,000.

Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms.  These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses.  At September 30, 2010, we identified seventeen loans totaling $13.0 million as potential problems loans.  Of the $13.0 million in potential problem loans, eight loans totaling $11.0 million are concentrated in the residential construction, land acquisition and development sectors and three loans totaling $1.1 million are commercial real estate. Foreclosed assets at September 30, 2010 consist of collateral for thirty-eight loans valued at a total of $15.2 million and there were seventy nonaccrual loans totaling $30.7 million.  Foreclosed property is valued at fair value at the date of foreclosure or acquisition and periodically evaluated to determine whether further valuation write-downs are warranted. Interest foregone on nonaccrual and charged-off loans for the nine-month period ended September 30, 2010 was $2.0 million.

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

Those loans that are identified through the Company’s internal loan grading system as impaired are evaluated individually.  Each loan is analyzed to determine the net value of collateral, probability of charge-off and finally a potential estimate of loss.  When management believes a real estate collateral-supported loan will move from a risk grade 6 to a risk grade 7, a new appraisal is ordered.  The analysis is performed using current collateral values as opposed to values shown on appraisals which were obtained at the time the loan was made.  If the analysis of a real estate collateral-supported loan results in an estimated loss, a specific reserve is recorded.  Loans with risk grade 7 and 8 are re-evaluated periodically to determine the adequacy of specific reserves.  Fair values on real estate collateral are subject to constant change and management makes certain assumptions about how the age of an appraisal impacts current value.  Loans with risk grade codes of 7 or 8 that are either unsecured or secured by a general security agreement on business assets are generally reserved for at 100% of the loan balance.  When a collateral-supported loan is deemed to be collateral dependent, management will charge off the amount of confirmed loss represented by the difference between the loan balance and the appraised value.  After the partial charge-off, there may still be a reserve associated with the impaired loan equal to an amount representing estimated selling costs and any management determined discount.  If the collateral is subsequently foreclosed, the property is transferred to other real estate owned at its estimated fair value and additional charge-offs may be recorded at that time.

Using the data gathered during the monthly evaluation process, the model calculates an acceptable range for the allowance for loan losses.  Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses within that range.

The provision for the first nine months of 2010 was primarily due to the level of impact of current year charge-offs on the historical charge-off rates, the higher qualitative factors assigned due to current economic conditions and the level of specific reserves required as a result of our analysis of impaired loans.  The sectors of the loan portfolio being impacted most by the economic climate are commercial real estate and residential construction, land acquisition and development. Other factors influencing the provision include net loan charge-offs.  For the nine-month period ended September 30, 2010, there were net loan charge-offs of $14.7 million compared with $3.6 million at September 30, 2009.  The allowance for loan losses at September 30, 2010 was $18.0 million, which represents 2.60% of total loans held for investment compared to $13.8 million or 1.79% one year ago.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated.

Allocation of Allowance for Loan Losses

	At September 30,		At December 31,
	2010		2009
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)
Residential real estate loans	$1,975	12.64%	$1,075	12.73%
Home equity loans and lines	1,296	8.52%	1,134	8.48%
Commercial real estate loans	5,107	48.71%	5,811	47.28%
Construction loans	7,157	22.17%	6,439	23.58%
Commercial and industrial loans	2,432	7.33%	2,854	7.28%
Loans to individuals	82	0.63%	254	0.65%

Total allowance	$18,049	100.00%	$17,567	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Nine-Month Period Ended September 30,
	2009	2009
	(Dollars in thousands)
Balance at the beginning of the year	$17,567	$12,585
Charge-offs:
Commercial and industrial loans	1,769	1,205
Commercial real estate loans	3,841	-
Construction, acquisition and development	3,895	1,736
Residential mortgage loans	3,549	721
Home equity lines and loans	1,992	195
Consumer loans	56	76

Total charge-offs	15,102	3,933

Recoveries
Commercial and industrial loans	192	65
Commercial real estate	39	-
Construction, acquisition and development	108	269
Residential mortgage loans	10	9
Home equity lines and loans	94	-
Consumer loans	2	-

Total recoveries	445	343

Net charge-offs	14,657	3,590

Provision for loan losses	15,139	4,787

Balance at the end of the period	$18,049	$13,782

Total loans held for investment outstanding at period-end	$694,450	$771,997

Average loans held for investment outstanding for the period	$730,611	$781,311

Allowance for loan losses to
total loans outstanding	2.60%	1.79%

Annualized ratio of net charge-offs to average loans outstanding	2.68%	0.61%

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

As of September 30, 2010, liquid assets (cash and due from banks, interest-earning deposits with banks, fed funds sold and investment securities available for sale) were approximately $227.2 million, which represents 23% of total assets and 32% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $382.6 million of which $149.0 million is outstanding.  Outstanding commitments for undisbursed lines of credit, letters of credit and undisbursed investment commitments amounted to approximately $120.3 million.  Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings.  Certificates of deposit represented 54% of the Company’s total deposits at September 30, 2010 and 61% at December 31, 2009. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 44% and 50% of the Company’s total deposits at September 30, 2010 and December 31, 2009, respectively.  While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent Financial Corporation must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At September 30, 2010, the Company’s equity to asset ratio is 8.80%.  The Company’s ratios of Tier 1 capital to risk-weighted assets and total capital to risk-based assets are 11.36% and 13.57%, respectively.  The bank subsidiary is required to maintain capital adequacy ratios.  Crescent State Bank has Tier I capital to risk-weighted assets and total capital to risk-based assets ratios of 11.02% and 13.24%, respectively.

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

Item 4. Controls and Procedures

Crescent Financial Corporation’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2010, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Company’s internal controls during the quarter ended September 30, 2010 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CRESCENT FINANCIAL CORPORATION

Date: November 12, 2010	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

Date: November 12, 2010	By:	/s/ Bruce W. Elder
Bruce W. Elder
Principal Financial Officer