Form 10-K
period 2010-12-31
CRESCENT FINANCIAL CORP
filed 2011-03-29
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date:  9,664,059 shares of Common Stock outstanding as of March 22, 2011.

Documents Incorporated by Reference.
None

	FORM 10-K	PROXY STATEMENT	ANNUAL REPORT

PART I

Item 1 – Business	3
Item 1A – Risk Factors	23
Item 2 – Properties	23
Item 3 – Legal Proceedings	25
Item 4 – [Removed and Reserved]	25

PART II

Item 5 – Market for Registrant’s	25
Common Equity, Related
Stockholder Matters and Issuer
Purchases of Equity Securities
Item 6 – Selected Financial Data	26
Item 7 – Management’s Discussion and	28
Analysis of Financial Condition
and Results of Operation
Item 7A – Quantitative and Qualitative	49
Disclosures About Market
Risk
Item 8 – Financial Statements and	50
Supplementary Data
Item 9 – Changes in and Disagreements	98
with Accountants on
Accounting and Financial
Disclosure
Item 9A – Controls and Procedures	98
Item 9B – Other Information	99

PART III

Item 10 – Directors and Executive	99
Officers and Corporate
Governance
Item 11 – Executive Compensation	105
Item 12 – Security Ownership of Certain	111
Beneficial Owners and
Management and Related
Stockholder Matters
Item 13 – Certain Relationships and	114
Related Transactions, and Director
Independence
Item 14 – Principal Accountant Fees and	114
Services

PART IV

Item 15 – Exhibits and Financial	115
Statement Schedules

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

CSB was incorporated on December 22, 1998 as a North Carolina-chartered commercial bank and opened for business on December 31, 1998.  Including its main office, CSB operates fifteen (15) full service branch offices in Cary (2), Apex, Clayton, Holly Springs, Pinehurst, Raleigh (3), Southern Pines, Sanford, Garner, Wilmington (2) and Knightdale, North Carolina.  The Southern Pines and Pinehurst offices were acquired through a merger with Centennial Bank of Southern Pines in August, 2003 and the Wilmington Main branch was acquired through a merger with Port City Capital Bank in August, 2006.

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

Lending Activities

General.  We provide a wide range of short- to medium-term commercial and personal loans, both secured and unsecured.  We also make real estate mortgage and construction loans and Small Business Administration guaranteed loans. Many of our commercial loans are collateralized with real estate in our market but such collateral is mainly a secondary, not primary, source of repayment.  We have maintained a balance between variable and fixed rate loans within our portfolio.  Variable rate loans accounted for 43% of the loan balances outstanding at December 31, 2010 while fixed rate loans accounted for 57% of the balances.

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

Construction Loans.  Another of our lending focuses has been construction/development lending.  Due to current market conditions and current loan exposures in this segment of our portfolio, we have purposely lowered our lending levels in this sector. We typically originate one to four family residential construction loans for custom homes (where the home buyer is the borrower and general contractor) and provide financing to builders who construct homes for re-sale.  Currently we are primarily financing “starter” and “mid-point” priced homes. We generally receive a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes.  We make construction loans to builders of homes that are not pre-sold, but limit the number of such loans to any one builder.  Construction loans to builders for residential homes are only made to local, well-established builders and not with large or national tract builders.  We only lend to builders in our market who have demonstrated a favorable record of performance and profitable operations.  We limit the number of unsold homes for each builder but there is no limit for pre-sold homes.  We have historically financed small tract developments and sub-divisions; however, we seek to be only one of a number of financial institutions making construction loans in any one tract or sub-division.  Current economic conditions have significantly reduced lending opportunities for land acquisition and development loans. We endeavor to further limit our construction lending risk through adherence to established underwriting procedures and the requirement of documentation for all draw requests.  We require personal guarantees of the principals, when appropriate, and demonstrated secondary sources of repayment on construction loans.  Construction loan repayments are sensitive to general economic conditions, the housing market and population migration patterns.

We continue to monitor and watch closely our concentration levels in construction and land development lending.  The economic conditions and their impact on the one-to-four family residential market has reduced both demand and increased the credit risk for this type of lending.  While we continue to evaluate credit opportunities presented in this line of business, we are not actively trying to grow or expand this segment of our loan portfolio.

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

Residential real estate loans are made for purchasing and refinancing one to four family properties.  We offer fixed and variable rate options, but generally limit the maximum fixed rate term to five years.  We provide customers access to long-term conventional real estate loans through our mortgage loan department, which has historically originated loans and brokered them for sale in the secondary market.  Such loans were closed by mortgage brokers and were not funded by us.  In March 2010 the Company began originating mortgage loans for sale in an effort to move from a pure mortgage broker model to a correspondent model.  This has allowed us to close loans in CSB’s name and be more competitive with loan pricing.  We are an active originator of mortgage loans and continue to sell loans to national servicers with the possibility of holding for our own account a small number of well-collateralized, non-conforming residential loans. Residential real estate loan collections are sensitive to economic market conditions, job loss and home valuation pressures.

The following table describes our loan portfolio composition by category, with 2008, 2009 and 2010 based on the new loan classifications discussed in Note B to the financial statements and prior periods based on historic classifications:
	At December 31,
	2010		2009		2008
		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Real estate - commercial	$345,902	51.05%	$359,450	47.28%	$305,808	38.88%
Real estate - residential	81,645	12.05%	96,731	12.73%	89,873	11.43%
Construction loans	140,849	20.79%	179,228	23.58%	242,771	30.87%
Commercial and industrial loans	48,144	7.11%	55,360	7.28%	81,000	10.30%
Home equity loans and lines of credit	57,125	8.43%	64,484	8.48%	63,772	8.11%
Loans to individuals	3,838	0.57%	4,966	0.65%	3,199	0.41%

Total loans	677,503	100.00%	760,219	100.00%	786,423	100.00%
Less: Net deferred loan fees	(700)		(871)		(1,046)
Total loans, net	$676,803		$759,348		$785,377

	At December 31,
	2007		2006
		% of Total		% of Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Real estate - commercial	$350,961	51.85%	$304,823	55.36%
Real estate - residential	18,257	2.70%	20,224	3.67%
Construction loans	184,019	27.18%	110,033	19.99%
Commercial and industrial loans	72,930	10.77%	67,822	12.32%
Home equity loans and lines of credit	45,258	6.69%	42,704	7.76%
Loans to individuals	5,489	0.81%	4,977	0.90%

Total loans	676,914	100.00%	550,583	100.00%
Less: Net deferred loan fees	(998)		(764)
Total loans, net	$675,916		$549,819

The following table presents at December 31, 2010 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates that mature after one year.  For purposes of this presentation, all variable rate loans with an interest rate floor that is currently effective are considered fixed:
	Within	1-5	After 5
	1 Year	Years	Years	Total
	(In thousands)

Commercial mortgage	$71,436	$250,733	$23,733	$345,902
Residential mortgage	29,049	37,009	15,587	81,645
Construction loans	95,643	44,563	643	140,849
Commercial and industrial	29,627	17,127	1,390	48,144
Home equity lines and loans	4,812	5,532	46,781	57,125
Individuals	1,569	2,192	77	3,838

Total	$232,136	$357,156	$88,211	$677,503

Fixed rate loans				$428,243
Variable rate loans				17,124

				$445,367

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

Asset Quality

We consider asset quality to be of primary importance and employ a third party loan reviewer to ensure adherence to the lending policy as approved by our board of directors.  It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated.  Credit administration, through the loan review process, validates the accuracy of the initial risk grade assessment.  In addition, as a given loan’s credit quality improves or deteriorates, it is credit administration’s responsibility to change the borrower’s risk grade accordingly.  Three times a year, we undergo loan review by an outside third party who evaluates compliance with our underwriting standards and risk grading and provides a report detailing the conclusions of that review to our board of directors and senior management.  The Bank’s board requires management to address any criticisms raised during the loan review and to take appropriate actions, where warranted.

Investment Activities

Our investment portfolio plays a major role in management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet.  The securities portfolio generates a small percentage of our interest income and serves as a necessary source of liquidity.  Debt and equity securities that will be held for indeterminate periods of time, including securities that we may sell in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale.  We carry these investments at market value, which we generally determine using published quotes or a pricing matrix obtained at the end of each month.  Unrealized gains and losses are excluded from our earnings and are reported, net of applicable income tax, as a component of accumulated other comprehensive income in stockholders’ equity until realized.

Deposit Activities

We provide a range of deposit services, including non-interest bearing checking accounts, interest bearing checking accounts, savings accounts, money market accounts and certificates of deposit.  These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits.  We use brokered deposits to supplement our funding sources, but we have made a strategic decision to reduce our overall reliance on brokered deposits.  We strive to establish customer relations to attract core deposits and the establishment or continuity of a core deposit relationship is a key factor in making a credit decision.

The following table sets forth for the years indicated the average balances outstanding and average interest rates for each major category of deposits:
	For the Year Ended December 31,
	2010		2009		2008
	(Dollars in thousands)
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest bearing deposits	$58,889	-	$62,247	-	$64,938	-

Interest bearing demand deposits	121,589	2.52%	60,556	1.74%	34,073	0.19%
Money market deposits	68,445	1.32%	75,444	1.48%	79,145	2.80%
Savings deposits	63,608	0.94%	59,441	1.22%	78,759	2.26%
Time deposits over $100,000	312,778	3.00%	376,260	3.81%	338,193	4.50%
Time deposits under $100,000	88,560	2.52%	73,584	3.60%	80,397	4.73%

Total interest bearing deposits	654,980	2.47%	645,285	3.08%	610,567	3.78%

Total average deposits	$713,869	2.27%	$707,532	2.81%	$675,505	3.41%

	For the Year Ended December 31,
	2007		2006
	(Dollars in thousands)
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Non-interest bearing deposits	$70,660	-	$56,376	-

Interest bearing demand deposits	33,453	0.97%	37,876	1.46%
Money market deposits	58,214	3.48%	51,926	3.52%
Savings deposits	105,107	4.29%	40,694	4.51%
Time deposits over $100,000	254,533	5.11%	154,538	4.82%
Time deposits under $100,000	70,710	5.03%	72,440	3.51%

Total interest bearing deposits	522,017	4.49%	357,474	3.97%

Total average deposits	$592,677	3.95%	$413,850	3.43%

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2010:

Remaining maturity:	(in thousands)
Three months or less	$45,597
Over three months through one year	99,483
Over one year through three years	95,773
Over three years through five years	56,073
Over five years	6,000
Total	$302,926

Borrowings

As additional sources of funding, we have established arrangements with the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank of Richmond and other correspondent banks.

We use advances from the Federal Home Loan Bank of Atlanta under a line of credit equal to 30% of CSB’s total assets ($292.4 million at December 31, 2010).  Outstanding advances at December 31, 2010 were $149.0 million. Pursuant to collateral agreements with the Federal Home Loan Bank, at December 31, 2010 advances were secured by investment securities available for sale with a fair value of $43.0 million and by loans with a carrying amount of $259.7 million, which approximates market value.

We have established a relationship to borrow at the Federal Reserve Bank’s Discount Window.  At December 31, 2010 we had pledged $74.4 million of loans to the discount window.  The loans pledged are construction loans, commercial and industrial loans and consumer loans.  The Federal Reserve Bank has established lending margins on the various collateral types and the loans we have pledged allow us to borrow between 60% and 65% of the collateral value.  At December 31, 2010 we had no outstanding discount window borrowings.

We may purchase federal funds through unsecured federal funds lines of credit aggregating $36.5 million.  These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of the advances.  These lines of credit are payable on demand and bear interest based upon the daily federal funds rate (between 0.00% and 0.25% at December 31, 2010).  There were no federal funds purchased at December 31, 2010.

Junior Subordinated Debt

In August of 2003, $8.0 million in trust preferred securities were placed through Crescent Financial Capital Trust I.  The trust has invested the total proceeds from the sale of its trust preferred securities (“TRUPs”) in junior subordinated deferrable interest debentures issued by us.  We have fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents.  Our obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness.  The principal reason for issuing trust preferred securities is that the proceeds from their sale qualify as Tier 1 capital for regulatory capital purposes (subject to certain limitations), thereby enabling us to enhance our regulatory capital positions without diluting the ownership of our stockholders.  The TRUPs pay cumulative cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 310 basis points.  The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible by us for income tax purposes.  The Company anticipates that it will elect to defer one or more future interest payments on its junior subordinated debentures.  Under the terms of the indenture governing the junior subordinated debentures, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. The regularly scheduled interest payments will continue to accrue for payment in the future and be reported as an expense for financial statement purposes.

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

Subordinated Debt

On September 26, 2008, the Bank entered into an unsecured subordinated term loan agreement in the amount of $7.5 million.  The agreement calls for the Bank to make quarterly payments of interest at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 400 basis points.  The subordinated term loan is deemed to be Tier 2 capital for regulatory capital purposes.  On June 25, 2009, the Company entered into a derivative financial instrument which effectively swapped the variable rate payments for fixed payments.  We entered into a three year and four year swap each for one-half of the notional amount of the trust preferred securities for fixed rates of 6.39% and 6.87%, respectively.  The effective interest rate is currently 6.63%.  See Note N of the “Notes to Consolidated Financial Statements” for additional information.  The subordinated term loan agreement matures on October 18, 2018 and can be prepaid, subject to the approval of the FDIC and other Governmental Authorities (if applicable), in incremental amounts not less than $500,000, by giving five business days notice prior to prepayment.  We do not have the right to prepay all or any portion of the loan prior to October 1, 2013 unless the loan ceases to be deemed Tier 2 capital for regulatory capital purposes.  Should the loan cease to be considered Tier 2 capital for regulatory capital purposes, the debt can either be structured as senior debt of the Bank or be repaid.  The principal reason for entering into the subordinated term loan agreement was to enhance our regulatory capital position without diluting our shareholders.

Investment Services

Crescent State Bank has entered into a revenue sharing agreement with Capital Investment Group, Raleigh, North Carolina, under which it receives revenue for securities and annuity sales generated by brokers located in our offices.  We offer this investment service under the name “Crescent Investment Services.”

Courier Services

We offer courier services to our customers, free-of-charge, as a convenience and a demonstration of our commitment to superior customer-service.  Our couriers travel to the customer’s location, pick-up non-cash deposits from the customer and deliver those deposits to the bank.  We feel our couriers serve as ambassadors for our bank and enhance our presence in the communities we serve.

Banking Technology

Because of the level of sophistication of our markets, we commenced operations with a full array of technology available for our customers.  Our customers have the ability to perform on-line banking and bill paying, access on-line check images, make transfers, initiate wire transfers, ACH originations and stop payment orders of checks.  We provide our customers with imaged check statements, thereby eliminating the cost of returning checks to customers and eliminating the clutter of canceled checks.  Our customers can choose to receive their account statement electronically which we encourage as part of a special relationship deposit account.  The account is designed to move customers into a more electronic, paper free environment which enhances fee income on debit card transactions and reduces mailing and other data processing charges.  Through branch image capture technology, CSB offers same day credit for deposits made prior to 5:00 pm.  We offer remote merchant capture which allows our customers to run check deposits through a scanner and deliver the image to the Bank electronically.   Lock box processing and related services are now available to our cash management clients.

Strategy

Our strategy is three-fold: we are committed to achieving growth and performance through exceptional customer service and sound asset quality; we provide a comprehensive array of products and services; and we are able to adapt to a rapidly changing banking environment.  We place the highest priority on providing professional, highly personalized service – it’s the driving force behind our business.  Over the first ten years of our Company, we focused on loan growth as being the key to our short-term success, and although we have historically created earnings that compare favorably to a peer group of banks started in the late 1990’s, financial performance was secondary to asset growth.  As we begin our thirteenth year of business, the Company will continue converting to a more mature bank whose strategy and goals are centered on becoming a high performance bank among our peer group.  As we continue along this new direction, asset growth will be somewhat determined by our ability to grow core sources of deposits, and once we emerge from this global recession which continues to impact our asset quality, performance metrics should begin to improve.  We feel the past strategy and actions have helped to create a Company of size, which was important in becoming a significant participant in the markets we serve. We anticipate that our future strategy and actions to create a high performing bank will leverage that size, which we in turn expect to enhance long-term shareholder value.

Primary Market Area

CSB’s market area includes the four central North Carolina counties of Wake, Johnston, Lee and Moore Counties and the coastal county of New Hanover.

According to the U.S. Census Bureau, population for the contiguous four county central North Carolina area, per the 2010 Census, was nearly 1.2 million reflecting a 39% increase over the last census data population conducted in 2000.   The largest of the four, Wake County, includes the state capital of Raleigh as well as the area known as Research Triangle Park, one of the nation’s leading technology centers.  Our market area is home to several universities and institutions of higher learning, including North Carolina State University.  Wake County has a diverse economy centered on state government, the academic community, the technology industry, the medical and pharmaceuticals sectors and the many small businesses that support these enterprises as well as the people that live and work in this area.  With a 2010 population of 900,993, Wake County is the second most populous county in the state and experienced a 4.0% increase between estimates for 2008 and the 2010 Census.  Johnston County is the second largest county in CSB’s central North Carolina footprint with a population for 2010 of 168,878 and 3.3% growth over 2008 estimates.  Johnston County is one of the fastest growing counties in the state and is contiguous to the southeast of Wake County.  Lee and Moore Counties are located to the south of Raleigh in the region referred to as the Sandhills area, which is home to the towns of Pinehurst, Sanford and Southern Pines.  Moore County has an 2010 population of 88,247 and Lee County had a population of 57,866.  These counties experienced growth of 3.1% and a decline of 2.1%, respectively, compared with 2008 estimates.  The region’s economy benefits from an emphasis on the golf industry due to the many world class golf courses located in the vicinity and also from a growing retiree population drawn to the mild climate and recreational activities afforded by the Sandhills area.

CSB is headquartered in Cary, the second largest city in Wake County and the seventh largest in North Carolina.  Cary has an estimated population of 141,000 as of June 30, 2010. Cary’ population has increased by 47,000 or 49% since the last actual census was conducted and an increase of 5,000 or 3.7% since the July 1, 2009 estimate.  The Town of Cary is served by several major highways, Interstates 40, 440 and 540, US 1, US 64, and NC 55. International, national, and regional airlines offer service from the Raleigh-Durham International Airport, which is less than five miles from Cary.  The people located in CSB’s central North Carolina footprint are relatively diverse, young and highly educated.  As of the most recent census data is available, over 60% of Cary’s population and over 37% of the estimated four county population 25 years or older had at least a bachelor’s degree. This educational level is due to the number of higher education institutions located in our market area as well as the Research Triangle Park’s high technology employee base.

The economic strength of the area is also reflected by the per capita income.  Per capita income for 2009 for the Raleigh-Cary metropolitan statistical area, as estimated by the Bureau of Economic Analysis, was $37,849 compared to $34,719 for North Carolina.  The median family income in the Raleigh-Cary metropolitan statistical area in 2010 was $77,700 according to the Federal Reserve Bank of Richmond compared to $54,800 for the State of North Carolina as shown by the Federal Home Loan Mortgage Corporation.  Cary is home to the world’s largest privately held software company, SAS Institute, and it has attracted prominent companies such as American Airlines Reservation Center, WakeMed Cary Hospital, Kellogg’s Snacks and Verizon Wireless.  The Research Triangle Park houses major facilities of Cisco Systems, GlaxoSmithKline, RTI International, the U.S. Environmental Protection Agency and numerous other technology and bio-medical firms.

New Hanover County is home to Wilmington, North Carolina as well as the University of North Carolina at Wilmington.  According to the Chamber of Commerce, Wilmington has a 2010 estimated population of approximately 101,000 while New Hanover County has a population of 202,667.  Wilmington is the eighth largest city in North Carolina.  The median family income estimate for 2010 according to the Department of Housing and Urban Development was $59,200 and per capita income per the Bureau of Economic Analysis for 2009 was $33,082.  Wilmington has a sizable seaport and is the most eastern point in the United States of Interstate 40.  The area has become an important destination for the entertainment industry as over 200 movies or television shows have been produced in Wilmington.  The largest employers in Wilmington include the New Hanover Regional Medical Center, New Hanover Public Schools, WalMart, General Electric, The University of North Carolina at Wilmington and PPD, Inc., a large pharmaceutical and biotech company.

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

For example, as of June 30, 2010 there were 441 offices of 42 different financial institutions across our five county footprint.  CSB ranked ninth in market share across that five county area with a combined 2.74% of the total combined deposit market.  There were 257 offices of 31 different financial institutions in Wake County, 79 offices of 21 different financial institutions in New Hanover County, 43 offices of 13 different financial institutions in Johnston County, 41 offices of 12 different financial institutions in Moore County and 21 offices of 11 different financial institutions in Lee County.  CSB’s market share in the individual counties we serve was 2.75%, 2.04%, 1.55%, 5.02% and 3.19%, respectively.  (While we typically do not compete directly for loans with larger banks, they do influence our deposit products.  We do compete more directly with mid-size and small community banks that have offices in our market areas.)

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

Despite the competition in our market areas, we believe that we have certain competitive advantages that distinguish us from our competition. We offer customers modern banking services without forsaking prompt, personal service and friendliness. We also have established a local advisory board in each of our communities to help us better understand their needs and to be “ambassadors” of the Bank.  It is our intention to further develop advisory boards as we expand into additional communities.  We offer many personalized services and attract customers by being responsive and sensitive to their individualized needs. We believe our approach to business builds goodwill among our customers, stockholders, and the communities we serve that results in referrals from stockholders and satisfied customers.  We also rely on traditional marketing to attract new customers. To enhance a positive image in the community, we support and participate in local events and our officers and directors serve on boards of local civic and charitable organizations.

Employees

At December 31, 2010, the Registrant employed 156 full-time and 16 part-time employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

Recent Development

On February 23, 2011, the Company, the Bank, and Piedmont Community Bank Holdings, Inc., Raleigh, North Carolina (“Piedmont”), entered into an investment agreement (the “Agreement”), pursuant to which Piedmont has agreed to purchase, subject to certain conditions, for $75,000,000 in cash, 18,750,000 newly issued shares of common stock, $1.00 par value per share, of the Company, at a purchase price of $4.00 per share (the “Investment”). Piedmont has also agreed, subject to certain conditions, to commence a tender offer to purchase up to 6,442,105 shares of the Company’s outstanding common stock at a price of $4.75 per share. This represents two-thirds of the shares of the Company’s common stock currently outstanding, and assuming all such shares were tendered, could result in Piedmont owning, when combined with the $75,000,000 investment in newly issued shares, approximately 89% of the Company’s common stock. The tender offer will commence within five business days following the receipt of required regulatory approvals for the transaction.

The Agreement requires that the Company reincorporate as a Delaware corporation immediately prior to closing. The reincorporation will be effected through a merger of the Company with and into a wholly-owned subsidiary corporation of the Company that will be incorporated in Delaware.

At closing, the board of directors of the Company will consist of twelve members. Eight of these directors will be designated by Piedmont. The remaining four directors will be legacy members of the Company’s board that have been mutually selected by the Company and Piedmont. The board of directors of Piedmont will consist of the same directors as those serving on the Company’s board. The board of directors of the Bank will retain its current composition with the addition of two directors designated by Piedmont, one of whom will be Scott Custer, Piedmont’s current chief executive officer.

Under the terms of the Agreement, Mr. Custer will become chief executive officer of the Company. Michael G. Carlton, currently president and chief executive officer of the Company and the Bank, will remain president of the Company and will continue to serve as president and chief executive officer of the Bank. Bruce W. Elder, currently vice president, secretary and principal accounting officer of the Company and senior vice president and chief financial officer of the Bank, will remain vice president, secretary, and principal accounting officer of the Company and will remain senior vice president and chief financial officer of the Bank.

Consummation of the transaction is subject to a number of conditions, including (1) receipt of all required regulatory approvals, which include approvals of the Federal Reserve Bank and the North Carolina Commissioner of Banks and (2) the approval of the sale of common stock to Piedmont and of the Delaware reincorporation by the Company’s common and preferred shareholders. Piedmont’s obligation to close the transaction is contingent on certain factors, including without limitation (1) that the representations and warranties of the Company and the Bank remain true and complete; (2) that the regulatory approvals obtained by Piedmont not contain any “burdensome condition” on Piedmont or its investors; (3) that the Company’s board of directors be reconstituted as described above; (4) that Messrs. Carlton and Elder’s new employment agreements, and Mr. Carlton’s indemnification agreement, each of which were executed on February 23, 2011, remain in full force and effect, and that certain of the Bank’s other officers have entered into new employment agreements and/or certain other agreements ancillary to the Agreement; (5) that voting agreements, wherein each continuing board member agrees to vote his shares in favor of the Investment,  remain in effect; and (6) that no material adverse effect on the Company or the Bank shall have occurred since September 30, 2010. Only the directors that have been selected to serve on the Company’s board are required to enter into voting agreements. Members of the Bank’s board of directors who will not be serving on the Company’s board after the closing of the transaction are not required to enter into voting agreements.

The Agreement contains customary representations, warranties, and various covenants on the part of the Company, the Bank, and Piedmont for a transaction of this type. The Agreement requires that the Company and the Bank conduct their business in the ordinary course until the consummation of the tender offer, including, among other restrictions, making capital expenditures of over $100,000 individually, or $1,000,000 in the aggregate, entering into, amending, or canceling material contracts, issuing stock, declaring or paying dividends, selling assets in excess of $1,000,000 (other than residential mortgage loans), incurring new indebtedness, making acquisitions, opening, closing, or moving branch offices, amending the charter or bylaws, altering compensation, or making or renewing loans above certain dollar thresholds.

The Agreement may be terminated in a number of situations, including (1) by the mutual written agreement of the Company and Piedmont; (2) by either party if the closing does not occur within nine months of the date of the Agreement (but not if the terminating party is responsible for the failure to close the transaction); (3) by either party if a government entity issues an order or takes any final, nonappealable action prohibiting any of the transactions contemplated by the Agreement; (4) by either party if the other party is in breach of any representation, warranty, covenant, or agreement and the terminating party has not breached any of its representations, warranties, covenants, or agreements; (5) by Piedmont if the Company breaches any of its covenants in connection with a third-party acquisition proposal or if the Company’s board withdraws or modifies its recommendation that the Company’s shareholders approve the transaction and the reincorporation merger, or the recommendation with respect to Piedmont’s tender offer; or (6) by either party if the Company’s shareholders do not approve the transaction and the reincorporation merger.

There are fees associated with terminating the Agreement in certain situations. If Piedmont terminates the Agreement following the Company board’s adverse recommendation to the shareholders and the shareholders’ failure to approve the transaction, then the Company must pay Piedmont an expense reimbursement of $1,000,000 within two days of the termination. If any of (1) Piedmont terminates the Agreement because the Company or the Bank has breached its representations, warranties, or covenants, (2) the Company’s board of directors changes its recommendation to its shareholders regarding approval of the transactions contemplated by the Agreement, or (3) shareholder approval is not obtained, and either (x)  the Company and/or the Bank completes a transaction within eighteen months of the termination of the Agreement with a party making a proposal to acquire the Company and/or the Bank that is deemed superior to the transactions contemplated by the Agreement, or (y) the Company or the Bank completes an acquisition within twelve months of the termination of the Agreement pursuant to which ten percent or more of the voting power of the Company’s stock or of the Company’s consolidated assets is acquired, then the Company must pay Piedmont $3,000,000 plus the $1,000,000 expense reimbursement. If the Company terminates the Agreement due to Piedmont’s breach, Piedmont must pay the Company the $1,000,000 expense reimbursement within two days of the termination.

Except as provided in the termination provisions described above, each party will bear its own costs and expenses in connection with the due diligence, negotiation, and preparation of the Agreement and actions taken to consummate the transaction contemplated by the Agreement, including legal fees, accounting and consulting fees, regulatory filing fees, and out-of-pocket expenses.

The Company also agreed to enter into a registration rights agreement with Piedmont at the consummation of the Investment whereby the Company will agree to file registration statements with the Securities and Exchange Commission when requested by Piedmont, subject to certain limits. The registration rights agreement will also entitle Piedmont to participate in underwritten offerings as a selling security holder, subject to certain limits.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) became law.  The goals of the new legislation include restoring public confidence in the financial system following the 2007-2008 financial and credit crises, preventing another financial crisis and allowing regulators to identify failings in the system before another crisis can occur.  Among other things, the Act creates the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which will have broad regulatory and enforcement powers over consumer financial products and services.  The Act also changes the responsibilities of the current federal banking regulators, imposes additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and limits or prohibits proprietary trading and hedge fund and private equity activities of banks.  The scope of the Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several months and years; thus, the effects of the Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Act and the approaches taken in implementing regulations.  The Bank and the entire financial services industry have begun to assess the potential impact of the Act on business and operations, but at this early stage, the likely impact cannot be ascertained with any degree of certainty. However, it would appear that the Bank is likely to be impacted by the Act in the areas of corporate governance, deposit insurance assessments, capital requirements and restrictions on fees that may be charged to consumers.

Deposit Insurance. The Bank’s deposits are insured up to applicable limits, currently $250,000 per depositor, by the Deposit Insurance Fund, or DIF, of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessment.

The FDIC amended its risk-based deposit assessment system to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, or the Reform Act. Under the revised system, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, was expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates were determined by the FDIC and for the period effective January 1, 2009 through March 31, 2009 (payment dated June 30, 2009 based on March 31, 2009 data) range from 12 to 14 basis points for the healthiest institutions (Risk Category I) to 50 basis points of assessable deposits for the riskiest (Risk Category IV). On February, 27, 2009, the FDIC Board of Directors adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009. The FDIC introduced three adjustments that could be made to an institution's initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount.  The new rates will range from seven to 24 basis points for the healthiest institutions (Risk Category I) to 40 to 77.5 basis points of assessable deposits for the riskiest (Risk Category IV).  On February 9, 2011, the FDIC adopted a final rule relating to the deposit insurance assessment base, assessment rate adjustments, deposit insurance assessment rates, dividends, and large bank pricing methodology.  The base for deposit insurance assessment purposes is no longer based on deposit volumes, but rather defined as average consolidated total assets during the assessment period less average tangible equity capital during the assessment period. Average consolidated total assets are defined as the quarterly averages reported in the Consolidated Reports of Condition and Income (Call Reports). Tangible equity capital is defined as Tier 1 capital and will be calculated on an end-of-quarter basis. The new rates will range from 5 to 9 basis points for the healthiest institutions (Risk Category I) to 35 basis points of assessable base for the riskiest (Risk Category IV).  After taking into consideration the aforementioned adjustments, the new rates will range from 2.5 to 9 basis points for the healthiest institutions (Risk Category I) to 30 to 45 basis points of assessable base for the riskiest (Risk Category IV).  The new rates take effect April 1, 2011.

On October 3, 2008, Congress enacted into law the Emergency Economic Stabilization Act of 2008 (EESA).  The EESA established two major initiative programs; the Capital Purchase Program (CPP) and the Temporary Liquidity Guarantee Program (TLG). The TLG provided for two separate FDIC guarantee programs in which the Company chose to participate.   For the first program, the FDIC guaranteed newly issued senior unsecured debt issued between October 14, 2008, and June 30, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. The amount of debt covered by the guarantee could not exceed 125 percent of debt that was outstanding as of September 30, 2008 and scheduled to mature before June 30, 2009. If an insured depository institution had no eligible debt outstanding at September 30, 2008, the debt guarantee limit was established at 2% of total liabilities at September 30, 2008.  For eligible debt issued on or before June 30, 2009, coverage was only provided until June 30, 2012, even if the liability has not matured.  The second program guaranteed non-interest bearing and low interest bearing transaction accounts to an unlimited amount and was initially set to expire on December 31, 2009.  The program was extended to provide unlimited FDIC insurance coverage through December 31, 2010.  Additional assessment fees apply to funds guaranteed under these programs.

For eligible senior unsecured debt, an annualized fee will be collected equal to 75 basis points multiplied by the amount of debt guaranteed under this program. The Company has not issued any debt under this program.  For non-interest bearing transaction deposit accounts, a 10 basis point surcharge on the institution's current assessment rate would be applied to deposits not otherwise covered by the existing deposit insurance limit of $250,000. On April 13, 2010, the FDIC extended this program from June 30, 2010 to December 31, 2010 and increased the assessment fee to 25 basis points.  Fees for the 10 and 25 basis point surcharge on the non-interest bearing transaction accounts over $250,000 were collected through the normal assessment cycle.  The Company paid assessments under this program.

On November 9, 2010, the FDIC issued its final rule on Temporary Unlimited Coverage for Noninterest-Bearing Transaction Accounts (TUCNIB).  On the rule, all noninterest-bearing transaction accounts will receive unlimited FDIC deposit insurance coverage from December 31, 2010 through December 31, 2012.  Unlike TLG, the TUCNIB does not extend to low interest-bearing NOW accounts; however, pursuant to a rule amendment issued on January 21, 2011, Interest On Lawyer Trust Accounts (IOLTAs) were defined as noninterest-bearing for purposes of coverage.

On February 27, 2009, the FDIC proposed amendments to the restoration plan for the DIF.  This amendment proposed the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009.  On March 5, 2009, the FDIC Chairman announced that the FDIC intended to lower the special assessment from 20 basis points to 10 basis points. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was not to exceed 10 basis points times the institution's assessment base for the second quarter 2009. The assessment was collected on September 30, 2009 and totaled $493,000.  The FDIC may impose an emergency special assessment of up to 10 basis points on all insured depository institutions whenever, after June 30, 2009, the FDIC estimates that the fund reserve ratio will fall to a level that the Board believes would adversely affect public confidence or to a level close to zero or negative at the end of a calendar quarter.  In addition, the FDIC received approval to require prepayment of the next three years premiums.  On December 31, 2009, the Company remitted approximately $4.2 million to prepay its premiums for 2010, 2011 and 2012.  There was a $2.8 million prepaid balance as of December 31, 2010.  Due to the continuing volume of bank failures, it is possible that higher deposit insurance rates or additional special assessments will be required to restore the DIF to the Congressionally established target and could have a significant impact on the financial results of the Company in future years.

On October 7, 2008, the FDIC created a Restoration Plan (the “Plan”) to return the DIF to its statutory minimum reserve of 1.15% within a five year period.  On May 4, 2009, the Plan was amended to allow the FDIC up to eight years to restore the DIF to 1.15%.  On September 29, 2009, the Plan was amended again to adopt a uniform 3 basis point increase in the initial assessment rates beginning January 1, 2011 to meet the goal.  Dodd-Frank requires the FDIC to set a designated reserve ratio of not less than 1.35 percent for any year.  Dodd-Frank also requires the FDIC to take ‘‘such steps as may be necessary’’ to increase the level of the DIF to 1.35 percent of estimated insured deposits by September 30, 2020. Therefore, the FDIC adopted a new Restoration Plan (the “New Plan”) on October 26, 2010, which supersedes the amended Plan adopted on September 29, 2009.  Important aspects of the New Plan include: the period of the New Plan is extended to September 30, 2020, the FDIC will forego the uniform 3 basis point increase in initial assessment rates scheduled to take effect on January 1, 2011, the FDIC plans to maintain the current schedule of assessment rates for all insured depository institutions and the FDIC will pursue further rulemaking in 2011 regarding the method that will be used to reach 1.35% by September 30, 2020.

On February 7, 2011, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) approved a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Section 956 prohibits incentive-based compensation arrangements which encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses.  Consistent with Dodd-Frank, the proposed rule does not apply to banks with total consolidated assets of less than $1 billion, and contains heightened standards for institutions with $50 billion or more in total consolidated assets.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk- adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2010, CSB was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 10.04% and 12.27%, respectively.

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

Loans to Directors, Executive Officers and Principal Stockholders. State nonmember banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the applicable regulations there under on loans to executive officers, directors and principal stockholders.  Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state nonmember bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans-to-one-borrower limit and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus.  Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting.  Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (or any loans aggregating $500,000 or more).  Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders generally be made on terms substantially the same as offered in comparable transactions to other persons.  Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law and included a permanent delay of the implementation of section 404(b) of the Sarbanes Oxley Act of 2002 (“SOX”) for companies with non-affiliated public float under $75,000,000 (“non-accelerated filer”). Section 404(b) under SOX is the requirement to have an independent accounting firm audit and attest to the effectiveness of a Company’s internal controls. As Crescent Financial Corporation currently qualifies as a non-accelerated filer under the SEC rules and expects to remain one through fiscal year 2011, there are no additional costs anticipated for complying with Section 404(b) under SOX.

Emergency Economic Stabilization Act of 2008.  Beginning in late 2008 and continuing into 2009, the federal government took sweeping actions in response to the deepening economic recession.  As mentioned above, President Bush signed the Emergency Economic Stabilization Act of 2008 or “EESA” into law on October 3, 2008.  Pursuant to EESA, the Department of the Treasury created the Troubled Asset Relief Program of “TARP” for the purpose of stabilizing the U.S. financial markets.  On October 14, 2008, the Treasury announced the creation of the TARP Capital Purchase Program.  The Capital Purchase Program was designed to invest up to $250 billion (later increased to $350 billion) in certain eligible financial institutions in the form of nonvoting senior preferred stock initially paying quarterly dividends at a five percent annual rate.  In connection with its investment in senior preferred stock, the Treasury also received ten-year warrants to purchase common shares of participating institutions.

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

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders’ equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others.  As of December 31, 2010, the Registrant was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 10.34% and 12.57%, respectively.

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

The Collins Amendment, incorporated into Dodd-Frank, directs federal banking agencies to establish minimum leverage and risk-based capital requirements on a consolidated basis for insured depository institutions and their holding companies. It requires regulators to apply to bank holding companies the same capital and risk standards applied to banks insured by the FDIC.  One important implication of this requirement is that hybrid capital instruments, such as trust preferred securities, will no longer be included in the definition of Tier 1 capital. Under existing regulations for bank holding companies, Tier 1 capital, which drives the numerator in the leverage and risk-based capital ratios, includes common stock, retained earnings, certain types of preferred stock, and trust preferred securities. The Company’s outstanding trust preferred securities are not affected, as they are grandfathered under this rule.  Preferred securities issued pursuant to the TARP program are also exempt from this requirement.  Bank holding companies with assets less than $15 billion (as of December 31, 2009) are completely exempted from the requirements with respect to securities issued before a cutoff date of May 19, 2010.

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

Dividends.  As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Registrant’s ability to pay cash dividends depends upon the cash dividends the Registrant receives from the Bank.  At present, the Registrant’s only source of income is dividends paid by the Bank and interest earned on any investment securities the Registrant holds.  The Registrant must pay all of its operating expenses from funds it receives from the Bank.  Therefore, shareholders may receive dividends from the Registrant only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend.  In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.  We expect that, for the foreseeable future, any dividends paid by the Bank to us, subject to regulatory approval, will likely be limited to amounts needed to pay any separate expenses of the Registrant and/or to make required payments on our debt obligations, including the interest payments on our junior subordinated debt.  Dividend payments made by the company are currently subject to prior approval of regulatory authorities.

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

With the enactment of the Dodd-Frank Act, the Federal Deposit Insurance Act and the National Bank Act have been amended to remove the “opt-in” concept introduced by the Riegle-Neal Act.  The FDIC and the OCC now have the authority to approve applications by insured state nonmember banks and national banks, respectively, to establish de novo branches in states other than the bank’s home state if “the law of the State in which the branch is located, or is to be located, would permit establishment of the branch, if the bank were a State bank chartered by such State.” Accordingly, if a bank located in the target state can branch, then so can all other out-of-state banks . . . subject, of course, to standard regulatory reviews and approvals.

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

The total net book value of the Company’s real property used for business purposes, furniture, fixtures, and equipment on December 31, 2010 was $11,585,920.  All properties are considered by Company management to be in good condition and adequately covered by insurance.

ITEM 3 - LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject other than routine litigation that is incidental to its business.

ITEM 4 – [REMOVED AND RESERVED]

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s stock is listed on the NASDAQ Global Market under the symbol “CRFN.”  There were 9,664,059 shares outstanding at December 31, 2010 owned by approximately 2,400 shareholders of record.  The table below lists the high and low prices at which trades were completed during each quarter for the last two years.  The Company’s stock is considered thinly traded with less than ten thousand shares traded, on average, per day.  Our ability to pay cash dividends depends on the cash dividends we receive from the Bank.  However, the Bank is restricted in the amount of dividends it may pay.  See the section entitled Regulation in Item 1 for further disclosure regarding applicable restrictions on cash dividend payments.  We do not expect to declare or pay cash dividends on our common stock in the foreseeable future.

	Low	High
January 1, 2009 to March 31, 2009	2.80	4.80

April 1, 2009 to June 30, 2009	2.89	4.50

July 1, 2009 to September 30, 2009	3.45	4.95

October 1, 2009 to December 31, 2009	3.00	4.89

January 1, 2010 to March 31, 2010	2.80	3.70

April 1, 2010 to June 30, 2010	2.50	5.05

July 1, 2010 to September 30, 2010	2.50	2.94

October 1, 2010 to December 31, 2010	2.00	2.80

See Item 12 of this Report for disclosure regarding securities authorized for issuance under equity compensation plans.

ITEM 6 – SELECTED FINANCIAL DATA

	At or for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except share and per share data)
Summary of Operations
Interest income	$50,780	$56,206	$54,405	$54,872	$36,707
Interest expense	22,322	26,620	29,070	28,217	17,257
Net interest income	28,458	29,586	25,335	26,655	19,450
Provision for loan losses	20,347	11,526	6,485	1,684	991
Net interest income after the provision for loan losses	8,111	18,060	18,850	24,971	18,459
Non-interest income	4,909	4,328	3,732	2,621	2,612
Non-interest expense	26,964	53,943	19,972	17,823	13,387
Income (loss) before income taxes	(13,944)	(31,555)	2,610	9,769	7,684
Income tax expense (benefit)	(4,070)	(1,329)	599	3,520	2,780
Net income (loss)	(9,874)	(30,226)	2,011	6,249	4,904
Effective dividend on preferred stock	1,689	1,617	-	-	-
Net income available (loss attributed) to common shareholders	$(11,563)	$(31,843)	$2,011	$6,249	$4,904

Per Share and Shares Outstanding(1)
Net income (loss), basic(2)	$(1.21)	$(3.33)	$0.21	$0.68	$0.67
Net income (loss), diluted(2)	$(1.21)	$(3.33)	$0.21	$0.65	$0.64
Book value at end of period	$5.76	$6.92	$9.88	$9.75	$9.13
Tangible book value	$5.69	$6.83	$6.64	$6.42	$5.67
Weighted average shares outstanding:
Basic	9,579,633	9,569,290	9,500,103	9,211,779	7,281,016
Diluted	9,579,633	9,569,290	9,680,484	9,635,694	7,614,804
Shares outstanding at period end	9,664,059	9,626,559	9,626,559	9,404,579	9,091,649

Balance Sheet Data
Total assets	$973,019	$1,032,805	$968,311	$835,540	$697,909
Total investments(3)	233,171	227,341	113,278	97,858	89,069
Total loans held for investment, net	656,101	741,781	772,792	667,643	542,874
Total deposits	724,383	722,635	714,883	605,431	541,881
Borrowings	164,748	216,748	154,454	135,003	69,699
Stockholders’ equity	79,015	89,520	95,092	91,659	83,034

Selected Performance Ratios
Return on average assets	(1.00)%	(2.85)%	0.22%	0.80%	0.93%
Return on average stockholders’ equity	(11.18)%	(24.85)%	2.13%	7.15%	8.72%
Net interest spread(4)	2.90%	2.74%	2.55%	3.08%	3.29%
Net interest margin(5)	3.18%	3.09%	3.05%	3.79%	4.03%
Non-interest income as a percentage of total revenue(6)	17.26%	12.76%	12.85%	8.95%	11.84%
Non-interest income as a percentage of average assets	0.50%	0.41%	0.41%	0.34%	0.49%
Non-interest expense to average assets	2.73%	5.08%	2.18%	2.29%	2.53%
Efficiency ratio(7)	80.81%	159.06%	68.71%	60.88%	60.68%
Average stockholders’ equity to average total assets	8.95%	11.46%	10.32%	11.24%	10.64%

Asset Quality Ratios
Net charge-offs to average loans outstanding	2.38%	0.84%	0.29%	0.06%	0.02%
Allowance for loan losses to period end loans	3.06%	2.31%	1.60%	1.22%	1.26%
Allowance for loan losses to non- performing loans	68%	95%	96%	303%	5,145%
Non-performing loans to period end loans	4.52%	2.39%	1.67%	0.40%	0.02%
Non-performing assets to total assets(8)	4.74%	2.40%	1.53%	0.36%	0.03%

	At or for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except share and per share data)
Capital Ratios
Total risk-based capital ratio	12.57%	13.53%	10.68%	10.51%	11.03%
Tier 1 risk-based capital ratio	10.34%	11.37%	8.53%	9.37%	9.88%
Leverage ratio	8.35%	9.03%	7.67%	8.56%	9.13%
Equity to assets ratio	8.12%	8.67%	9.82%	10.97%	11.90%
Other Data
Number of full-service banking offices	15	15	13	12	11
Number of full-time equivalent employees	164	158	147	126	122

(1)	Adjusted to reflect the 10 % stock dividend distributed in 2007.
(2)	Computed based on the weighted average number of shares outstanding during each period.
(3)	Consists of interest-earning deposits, federal funds sold, investment securities and FHLB stock.
(4)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets on a tax equivalent basis.
(6)	Total revenue consists of net interest income and non-interest income.
(7)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.
(8)	Non-performing assets consist of non-accrual loans, accruing loans 90 days or more past due, restructured loans only if in non-accrual status, and foreclosed assets, where applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (“Crescent” or the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results and financial condition for the years ended December 31, 2010 and 2009. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis.

The following discussion and analysis contains the consolidated financial results for the Company and Crescent State Bank for the years ended December 31, 2010 and 2009.  The Company had previously discontinued the consolidation of Crescent Financial Capital Trust I and began reporting the junior subordinated debentures that the Company issued in exchange for the proceeds that resulted from the issuance of the trust preferred securities.  The trust preferred securities are classified as long-term debt obligations.  Except for the accounting treatment, the relationship between the Company and Crescent Financial Capital Trust I has not changed.   The Company continues to own all common stock of Crescent Financial Capital Trust I and the full and unconditional guarantee of the Company for the repayment of the trust preferred securities remains in effect.  The financial statements presented contain the consolidation of Crescent Financial Corporation and the Bank only.  The Company and its consolidated subsidiaries are collectively referred to herein as the Company unless otherwise noted.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2010 AND 2009

Total assets at December 31, 2010 are $973.0 million, down $59.8 million or 6% from the $1,032.8 million reported at December 31, 2009.  Total earning assets declined by $71.0 million or 7% to $915.7 million compared with $986.7 million at the prior year end.  Earning assets at December 31, 2010 consisted of $676.8 million in gross loans, $181.9 million in investment securities, $40.7 million in overnight investments and interest bearing deposits, $10.5 million in Federal Home Loan Bank (FHLB) stock and $5.7 million in loans held for sale.  Total deposits are $724.4 million at December 31, 2010 compared to $722.6 million at the prior year end.  Although deposits increased by only $1.7 million during 2010, there was a significant change in the deposit mix reflecting the company’s desire to move to a more core funding strategy.  Borrowings declined by $52.0 million or 24% from $216.7 million to $164.7 million.  Stockholders’ equity decreased by $10.5 million or 12% to $79.0 million compared to $89.5 million.

Gross loans held for investment, net of deferred loan fees, are $676.8 million at December 31, 2010 reflecting an $82.5 million or 11% decrease compared to $759.3 million at December 31, 2009.  The decline is primarily the result of asset quality issues, soft loan demand and a desire to better diversify the loan portfolio.  The components of the decline are as follows:  $53.8 million in new loan fundings were offset by $91.5 million in normal payments and payoffs, $18.6 million in loans transferred to other real estate or repossessions, $18.1 million in charge-offs and $8.2 million in note sales.  Every loan category experienced balance contraction.  The declines in the portfolio, by category and net of unearned interest, are as follows: construction and land development loans, 21% or $38.3 million to $140.8 million from $179.1 million; residential one to four family mortgage loans, 16% or $15.0 million to $81.6 million from $96.6 million; commercial real estate mortgages, 4% or $13.5 million to $345.4 million from $358.9 million; home equity lines and loans, 11% or $7.4 million to $57.1 million from $64.5 million; commercial and industrial loans, 13% or $7.2 million to $48.1 million from $55.3 million; and consumer loans, 23% or $1.1 million to $3.8 million from $5.0 million.

The composition of the loan portfolio at December 31, 2010 was as follows: 51% commercial real estate mortgage loans, 21% construction and land development loans, 12% residential one-to-four family first deed of trust mortgage loans, 8% home equity lines and loans, 7% commercial and industrial loans and 1% consumer loans.  The composition of the loan portfolio at December 31, 2009 was as follows: 47% commercial real estate mortgage loans, 24% construction and land development loans, 13% residential one-to-four family first trust mortgage loans, 8% home equity lines and loans, 7% commercial and industrial loans and 1% consumer loans.

We track each loan we originate using the North American Industry Classification System (NAICS) code.  Through the use of this code, we can monitor those industries for which we have a significant concentration of exposure.  At December 31, 2010, there was one industry code for which our concentration exposure equaled or exceeded 10% of the total loan portfolio.  Loans to investors who lease non-residential buildings other than miniwarehouses comprised 19% of our loan portfolio.  We also have a significant concentration of 8% in the residential land development sector which requires continuous monitoring.  The impact of current economic conditions on the housing sector has and could continue to impact the financial performance of the Company.

The allowance for loan losses was $20.7 million or 3.06% of total gross loans held for investment at December 31, 2010 compared to $17.6 million or 2.31% of total outstanding loans at December 31, 2009.  The loan loss reserve is adjusted monthly to a level that management believes is appropriate given the current risk profile of the portfolio.  Economic conditions in our markets over the past two years have had a significant impact on the housing market and general business conditions.  As a result, we have experienced a deterioration of asset quality and an increase in loan charge-offs and asset foreclosures and repossessions.  The level of current charge-offs and current economic conditions, as well as a variety of qualitative factors such as loan concentration, current delinquency levels and adverse conditions that might affect a borrower’s ability to repay the loan, have resulted in higher reserve levels in 2010.  There is a more detailed discussion of the methodology in the section entitled “Analysis of Allowance for Loan Losses.”

At December 31, 2010, there were eighty-four loans totaling approximately $30.6 million in non-accrual status.  Thirty-seven of those loans totaling approximately $16.8 million are in the construction, land acquisition and development sector. Of the remaining $13.8 million, $7.6 million was commercial real estate, $4.2 million was 1 to 4 family first deed of trust residential loans, $1.3 million were home equity lines of credit and $616,000 was related to commercial and industrial loans.  The percentage of non-performing loans to total loans at December 31, 2010 was 4.52%.  There were sixteen performing loans aggregating $5.3 million that were 30 to 89 days past due.  There were no loans past due 90 days or more and still accruing interest at December 31, 2010.  At December 31, 2009, there were sixty-eight loans totaling $18.1 million in non-accrual status.  Of the total $18.1 million, $6.7 million were concentrated in the construction, land acquisition and development sectors.  Of the remaining $11.4 million, $4.6 million was commercial real estate, $2.8 million was 1-4 family residential loans, $2.7 million was attributable to the commercial loan portfolio, and $1.3 million were home equity lines of credit.  Of the original sixty eight loans, eleven remain in non-accrual at December 31, 2010.   The aggregate balance of loans in non-accrual at both December 31, 2009 and 2010 were $3.2 million and $2.6 million, respectively.  The remaining loans were paid, charged-off, foreclosed or foreclosed and subsequently sold.  The percentage of non-performing loans to total loans at December 31, 2009 was 2.39%.  There were twenty three loans aggregating $6.2 million that were 30 days or more past due and of those, two loans with a balance of $381,000 were past due 90 days or more and still accruing interest at December 31, 2009.    See the section entitled “Non Performing Assets” for more details.

Loans are classified as Troubled Debt Restructurings (“TDRs”) by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers.  Of the $17.2 million of TDRs at December 31, 2010, $8.6 million were accruing interest and were not past due 30 days or more.  The remaining $8.6 million were nonperforming loans and included in the non-accrual figures above.   All $13.7 million of TDRs at December 31, 2009 were accruing interest, were not past due 30 days or more and were not included in non-accrual loan figures.  The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidations of assets.  Generally these loans are restructured to provide the borrower additional time to execute their plans.  The TDRs were not placed in nonaccrual status prior to the restructuring, and since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest at the restructured rate.  The Company closely monitors these loans and will cease accruing interest on them if and when management believes that the borrowers may not continue performing based on the restructured note terms.  All TDR’s are considered impaired and at year end there were $13.1 million in TDRs which demonstrated impairment and accordingly were evaluated as such in the allowance calculation compared to $3.6 million the prior year.  As of December 31, 2009 and 2010, the allowance for loan losses allocated to TDRs totaled approximately $2.6 million and $858,000, respectively.

The amortized cost and fair market value of the Company’s investment securities portfolio at December 31, 2010 were $178.3 million and $181.9 million, respectively compared to $190.5 million and $193.1 million, respectively, at December 31, 2009.  All investments are accounted for as available for sale and are presented at their fair market value. Over the past twelve months, the portfolio experienced a net decrease of $11.2 million or 6%.  The Company’s investment securities portfolio at December 31, 2010, consisted of U.S. Government agency securities, collateralized mortgage obligations (CMOs), mortgage-backed securities (MBSs), municipal bonds, corporate bonds and common stock of two publicly traded entities.  The overall net $11.2 million decline was comprised of the following increases and decreases within the portfolio.  Increases were attributed to new securities purchases of $21.2 million, a $1.1 million increase in the fair market value of the portfolio, and a $25,000 gain on the disposal of available for sale securities.  Decreases were attributed to the receipt of $28.1 million in principal re-payments on CMOs and MBSs, amortization of the net portfolio premium of $1.5 million and $3.9 million in proceeds from the disposal of available for sale securities.  The Company also owned $10.5 million of Federal Home Loan Bank stock at December 31, 2010 compared with $11.8 million at December 31, 2009.

All of our mortgage-backed and collateralized mortgage obligation securities are issued through either a Government Sponsored Enterprise (GSEs) such as Federal Home Loan Mortgage Corporation (Freddie Mac) or the Federal National Mortgage Association (Fannie Mae) or the government-owned Government National Mortgage Association (Ginnie Mae).  Prior to September 7, 2008, only those securities issued by Ginnie Mae were backed by the full faith of the US Government.  There was an implied guarantee on securities issued through the other two GSEs, but not an explicit guarantee. On September 7, 2008, the US Department of Treasury and the Federal Housing Finance Agency announced that Freddie Mac and Fannie Mae were being placed into conservatorship.  In connection with the conservatorship, Treasury has now committed to provide necessary funding to correct any deficiencies in GSE’s financial condition.

Non-interest earning assets totaled $78.1 million at December 31, 2010 compared to $63.7 million at December 31, 2009.  The $14.4 million or 23% increase in non-interest earning assets was driven by increases in four particular categories.  Other real estate owned increased by $7.3 million and repossessed assets grew by $2.0 million during the year as the Company had to reclaim collateral used to secure certain loans.    Prepaid income taxes increased by $2.7 million.  The amount represents taxes paid in prior periods which can be recaptured through loss carrybacks.  Other accounts receivable increased by $2.5 million due to the Company’s sale of two investment securities in December which did not settle until January, 2011. The net deferred tax asset increased by $1.4 million largely due to the level of non-tax deductible loan loss provisions recorded for 2010.  For tax purposes, the amount provided for loan losses is only deductible when a loan is actually charged-off.  Therefore, the tax benefit to be derived is deferred.  Several categories of non-interest earnings assets declined during 2010 including cash and non-interest bearing deposits with correspondent banks by $912,000, bank premises and equipment by $275,000 and accrued interest receivable by $265,000.

Total deposits at December 31, 2010 were $724.4 million compared to $722.6 million at December 31, 2009 increasing by $1.8 million.  Although the net increase in deposits was less than 1%, there were significant changes within certain categories which served to improve our level of core, retail-based deposits.    Continuing a trend started in late 2008, interest bearing demand deposits increased by $54.9 million or 59% from $93.2 million to $148.1 million at year end.    The increase is attributed to a high-yielding checking account designed to reward customers for modifying their account activity behavior.  In return for receiving electronic account statements and performing more debit card and other electronic transactions they receive a premium rate of interest.  The initial annual percentage yield (APY) for this account at introduction was 5.01%.  During 2010, the APY has been reduced to 3.75%.  The account has helped increase our core deposit funding and reduced our reliance on other general market sources of funds.  Our savings account products have increased by $6.7 million from $58.1 million a year ago to $64.8 million at December 31, 2010.   Non-interest bearing demand deposits increased by $1.0 million and totaled $62.0 million at year end.  Total time deposits decreased by $60.7 million or 14% from $437.5 million to $376.8 million.  Of the total decrease, $47.4 million represents a decline in brokered and other wholesale time deposits and $13.3 million represents a decline in retail time deposits.  The increase in various other non-time deposit categories and the soft loan demand allowed the Company to reduce its reliance on brokered funding and implement more conservative pricing on time products.   Money market accounts decreased by $178,000 during the year and totaled $72.7 million at December 31, 2010.

The composition of the deposit base, by category, at December 31, 2010 was as follows:  52% in time deposits, 20% in interest-bearing deposits, 10% in money market, and 9% in both non interest-bearing demand deposits and statement savings.  The composition of the deposit base, by category, at December 31, 2009 was as follows:  61% in time deposits, 13% in interest-bearing deposits, 10% in money market, and 8% in both non interest-bearing demand deposits and statement savings.   The change in mix reflects our success in generating more non-time, core deposit funding.

At December 31, 2010 the Company had $302.9 million in time deposits of $100,000 or more compared to $357.4 million at December 31, 2009. The Company has historically used brokered certificates of deposit as an alternative funding source.  Brokered deposits represent a source of fixed rate funds that do not need to be collateralized like Federal Home Loan Bank borrowings and offer certain asset liability management opportunities that are difficult to achieve through our local retail offices.  While we are more focused on increasing our market share of local deposits, the Company believes that some level of brokered deposits can mitigate interest rate risk.   In addition to interest rate sensitivity concerns, brokered deposits can often be obtained at a lower cost than traditional local market deposits.  The Company will aim to balance the need for a higher concentration of local deposits against the cost of funds. Brokered deposits at December 31, 2010 were $160.5 million compared to $203.3 million at December 31, 2009.  Additionally, the Company has $19.0 million in customer reciprocal time deposits entered into the Certificate of Deposit Account Registry Service (CDARS) at December 31, 2010 compared to $23.5 million at the end of 2009.  Customer deposits entered into the CDARS program receive up to $50.0 million in FDIC insurance coverage.  The regulatory community currently considers these deposits to be brokered.

Total borrowings decreased by 24% or $52.0 million from $216.7 million at December 31, 2009 to $164.7 million at December 31, 2010.  Borrowings at December 31, 2010 consisted of $142.0 million in long-term FHLB advances, $7.0 million in short-term FHLB advances, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary, and $7.5 million in subordinated term loans secured from a non-affiliated financial institution.   Borrowings at December 31, 2009 consisted of $127.0 million in long-term FHLB advances, $24.0 million in short-term FHLB advances, $50.0 million in short-term Fed Discount Window advances, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary, and $7.5 million in subordinated term loans secured from a non-affiliated financial institution. During 2010 the Company reduced its exposure to short-term, variable rate borrowings.  In 2009, the Fed relaxed its normal borrowing parameters to allow financial institutions to borrow funds for terms up to 90 days at very attractive rates.  That program was discontinued in April 2010.  The Company had been using excess liquidity to pay down the Fed Discount Window borrowing from a high of $75.0 million to $36.0 million at the point the program was discontinued.    On April 8, 2010, the Company paid down the Fed borrowing $19.0 million and converted $17.0 million to a short-term variable rate FHLB advance.  Between April and August 31, 2010, the advance was fully repaid.  Late in the fourth quarter of 2010, approximately $63.0 million of FHLB fixed rate advances were restructured to extend the maturities and lower the cost of funds.  The purpose of the transaction was to lock-in current funding costs for a longer period of time.

Accrued expenses and other liabilities increased by $970,000 or 25% from $3.9 million at December 31, 2009 to $4.9 million at year end 2010.  The company experienced increases related to non-qualified deferred compensation plans of $509,000, interest rate swaps of $284,000, deferred rent abatement of $149,000 and other accrued liabilities and accounts payable of $149,000.  Accrued interest on deposits and borrowed funds declined by $125,000.

Total stockholders’ equity decreased by $10.5 million between December 31, 2009 and December 31, 2010. The decrease was the net result a $472,000 increase in other comprehensive income, $444,000 in discount accretion on the warrants associated with the preferred stock and $142,000 in stock based compensation, offset by the net loss for the year of $9.9 million and $1.7 million in preferred stock dividends.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2010 AND 2009

Net loss. For the year ended December 31, 2010, the Company reported net loss, before adjusting for the effective dividend on preferred stock, of $9.9 million compared to $30.2 million for the year ended December 31, 2009.  After adjusting for $1.7 million and $1.6 million in dividends and discount accretion on preferred stock, respectively, the net loss attributable to common shareholders was $11.6 million for 2010 and $31.8 million for 2009.    The loss per common diluted share for the year ended December 31, 2010 was ($1.21) compared to a loss of ($3.33) per diluted share for the prior year period.  Return on average assets for the current period was (1.00%) compared to (2.85%) for the prior period.  In December 2009, the Company recorded a non-cash goodwill impairment charge of $30.2 million.  Notwithstanding the goodwill impairment charge, financial results were negatively impacted by a decline in net interest income, a significant increase in loan loss provision and increases in non-interest expenses.  Return on average equity for the two periods ended December 31, 2010 and 2009 were (11.18%) and (24.85%), respectively.   The negative returns were the result of net losses for the periods, including the goodwill impairment in 2009.  Due in part to the impairment charge, average equity for the current period was down $33.3 million from the period ended December 31, 2009.

Net Interest Income.  Net interest income was $28.5 million for the period ended December 31, 2010 compared to $29.6 million for the prior year reflecting a decline of $1.1 million or 4%.  The decline in net interest income was attributable to a $54.4 million decline in average earning assets during the period, which was partially offset by a 38 basis point decline in the average cost of funds.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets.  The tax equivalent net interest margin for the years ended December 31, 2010 and 2009 was 3.18% and 3.09%, respectively.   The average cost of interest-bearing liabilities declined by 38 basis points from 3.05% to 2.67%, whereas the yield on earning asset declined by only 22 basis points from 5.79% to 5.57%.   Although the percentage of average earning assets to average interest-bearing liabilities declined from 112.81% to 111.37%, the impact only partially offset the 16 basis point improvement in interest spread.

The interest rate environment has been relatively stable for the past twenty-four months from January 2009 through December 2010.  The percentage of our total loan portfolio that carry variable rates of interest based on the Prime rate or LIBOR (London Inter Bank Offered Rate) increased to 43% at December 31, 2010 compared to 42% at year end 2009.   In advance of and during this low trough of interest rates, the Company successfully implemented loan floors on many of its variable rate loans.  This permitted a more stable yield on the loan portfolio than had floors not been in place.  The average yield on the loan portfolio fell by only 16 basis points between 2009 and 2010 due primarily to the origination of new or renewing loans in the lower rate environment.  From a cost of funds perspective, costs associated with both time deposits and borrowings have continued to decline in the stable environment due to the fixed rate, term maturity nature of those instruments.  Rates on time deposits and borrowings are locked-in over the term of the instrument and have been renegotiated upon maturity at a lower rate of interest.  Rates on other non-maturity deposits such as savings and money market accounts have continued to drop and can be changed at the Company’s discretion.  The cost of interest-bearing demand deposit accounts increased during 2010 as a result of the high-yield checking account previously discussed.

Total average interest earning assets were $931.2 million for the year ended December 31, 2010, decreasing by $54.5 million or 6% when compared to an average of $985.7 million for the year ended December 31, 2009. Changes in average balances by earning asset category resulting in the net decrease are as follows: average loans decreased by $55.1 million or 7% from $777.3 million for 2009 to $722.2 million for 2010, average investment securities declined by $7.4 million or 4% from $201.2 million to $193.8 million and average Federal funds sold and other earning assets increased 113% from $7.2 million to $15.3 million.  Total average interest-bearing liabilities experienced a net decline of $37.6 million with interest-bearing deposits increasing by $9.7 million or 2% from $645.3 million for 2009 to $655.0 million in 2010 and borrowings decreasing by $47.3 million or 21% from $228.5 million to $181.2 million.

Total interest income for 2010 decreased by $5.4 million from $56.2 million to $50.8 million. The decrease was the result of a $3.8 million decrease in interest income from the reduced volume of earning asset and a $1.6 million decrease due to the falling interest rate environment. Total interest expense grew by $4.3 million which resulted from a decrease of $3.9 million due to lower interest rates and a $445,000 decrease due to the lower level of interest-bearing liabilities.

Management anticipates that contraction of the net interest margin is possible in the near term as the negative impact from interest reversals and foregone interest on nonaccrual loans may overshadow the positive effects of the decline in the cost of interest-bearing funds.  Once credit quality issues subside, we would anticipate the margin to stabilize and then expand.  We continue to position the balance sheet to take advantage of a rising interest rate environment.

Provision for Loan Losses. The provision for loan losses was $20.3 million or 77% higher for the year ended December 31, 2010 compared to $11.5 recorded in the prior year. The increase in the loan loss provision was due to deterioration on loan quality due to continuing economic weakness primarily in the housing sector.   As further explained in the section entitled “Analysis of Allowance for Loan Losses,” there are two components used to determine the appropriate loan loss provision.  The first component is historical loan charge-off experience supplemented by certain qualitative factors and the second component is the evaluation of impaired loans to determine if impairment exists and to recognize that deficiency as a specific reserve.  Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.

Non-Interest Income. Total non-interest income was $4.9 million in 2010 compared to $4.3 million for 2009.  The $585,000 or 14% increase was driven primarily by increased revenue from our mortgage loan department.  In the first quarter of 2010, the Company launched a correspondent mortgage platform to supplement the traditional brokered originations done in the past.  Mortgage loan related revenue for 2010 contains two components: revenue from those loans originated and brokered to investors and gains on sales of loans originated in the Company’s name and subsequently sold to the investors.  Total mortgage loan related revenue increased by 58% or $573,000 to $1.6 million in 2010 compared to $997,000 for 2009.  The increase was driven by strong refinance activity from low mortgage interest rates and increased margins on each loan originated.

Service charges and other customer service fees on deposit accounts totaled $1.8 million for 2010, a $171,000 or 10% increase over the $1.7 million in 2009.  The two largest components of this category were NSF charges of $777,000, which actually declined by $114,000 from $891,000 last year, and ATM related fees of $729,000, which increased by $252,000 from $477,000 last year.  ATM related fees include debit card commissions which have been driven higher due to the success experienced with our high-yield checking product.

Other non-interest income increased by $88,000 or 17% from $519,000 in 2009 to $608,000 in 2010.  There were two primary categories of non-interest income accounting for the increase.  The Company maintains a third-party relationship with a provider of non-FDIC insured investment products.  We receive referral and commission revenue in return for providing office space to three investment advisors.  Total revenue from brokerage services increased by $58,000 or 35% from $164,000 in 2009 to $222,000 in 2010.  The Company enjoys a revenue sharing arrangement with a check provider and earns revenue from check sales.  Check printing revenue increased by $36,000 or 238% from $15,000 in 2009 to $51,000 in 2010.  The increase in check revenue is due to the significant volume of new checking accounts opened in 2010.

During 2010, the Company recognized $25,000 in net gains on the disposal of available for sale securities and $11,400 in net losses on the disposal of fixed assets.   The Company recognized net gains on the disposal of available for sale securities of $266,000 and net losses on the disposal of other assets of $3,000 in 2009.

The Company is focused on the generation of noninterest income by focusing on deposit and cash management services that add value for our customers.  Roughly 37% of our total noninterest income in 2010 was attributable to the mortgage loan division.  Mortgage originations and sales are interest rate driven and the environment in 2010 was very conducive to refinancing activity.  In a potential rising interest rate environment, the refinance activity could slow and our revenue will be more dependent on the health of the housing sector.

Non-Interest Expenses. Non-interest expenses were $27.0 million for year ended December 31, 2010 compared to $53.9 million for the prior year period.  After adjusting for the $30.2 million goodwill impairment charge recorded in December of 2009, non-interest expenses rose by $3.3 million from $23.7 million in 2009.  Increases in non-interest expenses were concentrated in three primary areas; personnel, occupancy and loan and collection related expenses.

Total personnel expenses for the year ended December 31, 2010 were $12.8 million reflecting a $929,000 or 8% increase when compared to $11.8 million for the prior year.  During 2010 the Company added employees in several important areas to help generate additional revenue, manage asset quality deterioration and generate greater deposit gathering opportunities.  We have placed additional resources in our mortgage, credit administration and cash management areas during the year.  There were 164 full-time equivalent employees at December 31, 2010 compared to 158 full-time equivalent employees at December 31, 2009.

At December 31, 2010, the company operated fifteen full-service branch offices across four central North Carolina counties and New Hanover County in southeast North Carolina.  Two offices located in Raleigh, North Carolina were opened during the spring of 2009, and therefore 2010 represented the first full year of occupancy expense for those offices.  We lease an Operations Center located in Cary, North Carolina and expanded our square footage during the first quarter of 2010.  Occupancy expenses were $4.0 million in 2010, increasing by $446,000 or 13% over $3.5 million for 2009.

Net foreclosed asset related expenses include costs for the acquisition, ongoing servicing and disposition of repossessed and foreclosed collateral.  Net foreclosed asset related expenses increased by $1.8 million or 361% to $2.3 million for 2010 compared to $499,000 in 2009.  Expenses incurred in the acquisition and servicing of foreclosed and repossessed assets, which include collection, legal, and maintenance costs, totaled over $1.5 million in 2010 compared to $454,000 in the prior year.  The $946,000 increase represents 208% over 2009 expenses.  The Company incurred a $943,000 valuation write-down on foreclosed assets that declined in value during 2010.  Approximately $8.6 million of other real estate owned and repossessed assets were disposed of during 2010 for a net gain of $64,000.

Data processing expenses increased by $163,000, advertising and marketing expenses increased by $16,000 and FDIC insurance premiums declined by $406,000.  Data processing expenses increased primarily due to a significant increase in customer use of the Company’s internet banking product.  FDIC insurance premiums declined due to the special assessment in 2009 of $493,000.

The total of all other non-interest expenses was $3.9 million for the year ended December 31, 2010 compared to $3.7 million for 2009.  Increases in professional fees, including audit, legal and directors fees, were offset by decreases in travel expenses, office supplies and postage.

Management continues to look for additional opportunities to control expenses.  We would anticipate that expenses related to personnel, data processing, professional fees and loan and collection related fees will continue to increase in 2011 as we hire staff, increase deposit opportunities and work through problem assets.

Provision for Income Taxes. The Company recorded an income tax benefit of $4.1 million in 2010 compared to a benefit of $1.3 million for the prior year. The current year benefit as a percentage of the net loss was 29.19% compared to 4.21% for 2009.  The difference between the percentage of tax benefits for the two comparative years is primarily due to the non-tax deductible goodwill impairment charge taken in 2009 and the establishment of a deferred tax asset valuation allowance of $2.1 million.

Deferred tax assets are recognized for temporary deductible differences and operating loss and tax credit carryforwards.  A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  Evaluating the need for and amount of a valuation allowance requires judgment and analysis of the positive and negative evidence. Included in our analysis, which receives significant weight, is the 3-year cumulative loss test.  The cumulative loss test calculates the cumulative pre-tax income (loss) over the preceding twelve quarter period.  If the Company is in a cumulative loss position, management performs an evaluation of the positive and negative evidence to determine whether a valuation allowance is necessary.  As of December 31, 2010, the Company did not pass the cumulative loss test by $12.4 million.  Management has evaluated, among other factors, historical pre-tax earnings, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses in evaluating the need for a valuation allowance.

As of December, 2010, our recorded net deferred tax asset was $9.8 million compared to $6.3 million at December 31, 2009.  Management has concluded that a portion of the net deferred tax asset may not be fully realizable and established a valuation analysis in the amount of $2.1 million.  The Company will continue to monitor deferred tax assets closely to evaluate the level and/or need for a valuation allowance. Significant negative trends in credit quality, losses from operations, or significant deviations from forecasted future financial results could impact our ability to fully realize the deferred tax asset in the future.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2009 AND 2008

Net Loss. For the year ended December 31, 2009, the Company reported a net loss, before adjusting for the effective dividend on the preferred stock, of $30.2 million compared to net income of $2.0 million for the year ended December 31, 2008.  After adjusting for $1.6 million in dividends and discount accretion on preferred stock, the net loss attributable to common shareholders for the 2009 was $31.8 million or $(3.33) per diluted share compared with net income of $0.21 per diluted share for the year ended December 31, 2008.  Annualized return on average assets declined to (2.85)% in 2009 from 0.22% for 2008.  Earnings were positively impacted by a slightly improved net interest margin, which was more than offset by a higher loan loss provision in response to economic conditions and an increase in non-interest operating expenses. Additionally, the Company recorded a non-cash goodwill impairment charge of $30.2 million during the fourth quarter of 2009.  Return on total average equity was (24.85)% compared to 2.13% in 2008.  The decline in return on average equity is due to the lower level of earnings combined with higher capital from the issuance of the preferred stock.

Net Interest Income.  Net interest income was $29.6 million for 2009 compared to $25.3 million for 2008, reflecting a 17% increase. The increase in interest income was primarily attributed to the $136.8 million rise in average earning assets and was partially offset by the impact of a 68 basis point decline on the yield on earning assets.

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

While the interest rate environment in 2009 was stable, it followed a fifteen month period of sharply falling interest rates.  Between September 19, 2007 and December 31, 2008, the Federal Reserve (the “Fed”) cut short-term interest rates ten times for a total of 500 basis points.  Approximately 42% of the Company’s loan portfolio was based on the Prime lending rate or LIBOR (London Inter Bank Offered Rate).  The percentage of variable rate to total loans declined from 49% at December 31, 2008.  In light of the historically low level of interest rates, and in conjunction with current economic conditions, for those new variable rate loans and variable rate loans that are renewed we instituted rate floors in many instances.  Approximately 88% of the total variable rate loans had a rate floor with the majority of those floors in the 5.00% to 6.50% range.  Therefore, only 5% of the total loan portfolio was variable with no interest rate floors.

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

Provision for Loan Losses. The Company’s provision for loan losses for 2009 was $11.5 million compared to $6.5 recorded in the prior year. The increase in the loan loss provision was attributable completely to the deterioration of loan quality due to current economic conditions as the total loan portfolio actually declined by $26.0 million from December 31, 2008 to December 31, 2009.  Economic conditions in communities we serve stemming primarily from the weakening housing market and unemployment caused us to be more aggressive in monitoring the quality of our loan assets and to take proactive steps to identify loans that were impaired.  Once a loan was deemed impaired, we evaluated the degree of impairment, if any, and recognized that deficiency as a specific reserve.  Provisions for loan losses were charged to income to bring the allowance for loan losses to a level deemed appropriate by management.   For a more detailed discussion of the provision of loan losses and the established reserve, see the section entitled “Analysis of Allowance for Loan Losses.”

Non-Interest Income. Non-interest income increased by $523,000 or 14% to $4.3 million for 2009 compared to $3.8 million for the prior year period. The largest components of non-interest income in 2009 were $1.40 million in customer service fees (which include non sufficient funds fees, debit card commissions, ATM surcharges and other deposit account related fees), $923,000 in mortgage loan origination fees, $886,000 in earnings on cash value of bank owned life insurance and $247,000 in service charges on deposit accounts.  For the year ended December 31, 2008, the largest components of non-interest income included $1.4 million in customer service fees, $736,000 in earnings on cash value of bank owned life insurance, $718,000 in mortgage loan origination fees and $254,000 in service charges on deposit accounts.  During 2009, the Company recognized $870,000 in gains on the disposal of available for sale securities, $407,000 impairment on non-marketable securities, $197,000 impairment on marketable equity securities, $75,000 gain on sale of a loan and $3,000 in losses on the disposal of fixed assets.   The Company recognized $16,000 in gains on the disposal of available for sale securities and $1,000 in losses on the disposal of fixed assets in 2008.

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

In accordance with Generally Accepted Accounting Principles, the Company had been analyzing for impairment the goodwill created through the prior bank acquisitions in 2003 and 2006.  During the fourth quarter, it was determined that the appropriate course of action was to recognize the entire goodwill amount as impaired.  This resulted in a non-cash expense of $30.2 million.

The total of all other expenses increased by $271,000 in 2009 compared to 2008.  The largest components of other noninterest expenses include professional fees (legal, accounting and audit expenses and director fees), loan related expenses, advertising and marketing related and office supplies.  Loan and collection related expenses increased to $725,000 for 2009 from $403,000 the prior year.  The $322,000 or 80% increase resulted primarily due to additional legal and appraisal valuation fees related to the foreclosure process.  The Company realized a $45,000 loss on the sale and write-down of other real estate owned in 2009.   Professional fees and services totaled $1.5 million in 2009, down $155,000 or 10% from the $1.6 million for 2008.  The auditor reporting requirements of Section 404 of Sarbanes-Oxley Act (SOX) were delayed for 2009 and therefore the company did not incur additional audit fees as a result.  The Company is currently subject to certain provisions of the FDIC Improvement Act related to management’s report of financial results and will be subject to additional provisions beginning in 2010, which will require certification for the effectiveness of internal controls over financial reporting by the external auditors.   Office supplies  and printing expense increased by $41,000 due to the increased number of offices and advertising and marketing expenses declined by $26,000.

Provision for Income Taxes. For 2009, the Company’s provision for income tax expense (benefit) was $(1.3) million compared to $599,000 for the prior year. The effective tax rates for 2009 and 2008 were 4.21% and 22.9%, respectively.  The significant decline in effective tax rate was due to a pre-tax loss and the volume of tax-exempt income.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following table sets forth information relating to average balances of the Company's assets and liabilities for the years ended December 31, 2010, 2009 and 2008. The table reflects the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the table, non-accrual loans are included in the average loan balance.

	For the Years Ended December 31,
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
	(Dollars in thousands)
Interest-earning assets:
Loan portfolio	$722,150	$43,420	6.01%	$777,275	$47,989	6.17%	$741,829	$49,479	6.67%
Investment securities	193,812	7,326	4.37%	201,204	8,203	4.51%	103,101	4,843	5.19%
Federal funds and other interest-earning assets	15,255	34	0.22%	7,177	14	0.20%	3,896	83	2.13%

Total interest-earning assets	931,217	50,780	5.57%	985,656	56,206	5.79%	848,826	54,405	6.47%

Non-interest-earning assets	56,327			75,317			66,746

Total assets	$987,544			$1,060,973			$915,572

Interest-bearing liabilities:
Deposits:
Interest-bearing NOW	$121,589	3,061	2.52%	$60,556	1,053	1.74%	$34,073	64	0.19%
Money market and savings	132,053	1,503	1.14%	134,885	1,848	1.37%	157,904	3,995	2.53%
Time deposits	401,338	11,621	2.90%	449,844	16,970	3.77%	418,590	19,003	4.54%
Short-term borrowings	28,249	419	1.48%	102,227	1,705	1.67%	17,830	657	3.68%
Long-term debt	152,910	5,718	3.74%	126,255	5,045	4.00%	124,493	5,351	4.30%
Total interest-bearing liabilities	836,139	22,322	2.67%	873,767	26,621	3.05%	752,890	29,070	3.86%

Other liabilities	63,068			65,579			68,156

Total liabilities	899,207			939,346			821,046

Stockholders’ equity	88,337			121,627			94,526
Total liabilities and stockholders’ equity	$987,544			$1,060,973			$915,572

Net interest income and interest rate spread		$28,458	2.90%		$29,585	2.74%		$25,335	2.61%

Net interest margin			3.18%			3.09%			3.05%

Ratio of average interest-earning assets to average interest- bearing liabilities	111.37%			112.81%			112.74%

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

	Year Ended			Year Ended
	December 31, 2010 vs. 2009			December 31, 2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loan portfolio	$(3,338)	$(1,231)	$(4,569)	$2,295	$(3,785)	$(1,490)
Investment securities	(469)	(408)	(877)	4,185	(825,)	3,360
Federal funds and other interest-earning assets	18	2	20	966	(1,035)	(69)

Total interest income	(3,789)	(1,637)	(5,426)	7446	(5,645)	(1,801)

Interest expense:
Deposits:
Interest-bearing NOW	1,391	617	2,008	7	982	989
Money market and savings	(38)	(307)	(345)	(518)	(1,629)	(2,147)
Time deposits	(1,695)	(3,654)	(5,349)	1,345	(3,378)	(2,033)
Short-term borrowings	(1,115)	(171)	(1,286)	1,585	(537)	1,048
Long-term debt	1,013	(340)	673	75	(381)	(306)

Total interest expense	(444)	(3,855)	(4,299)	2,494	(4,943)	(2,449)

Net interest income increase (decrease)	$(3,345)	$2,218	$(1,127)	$4,952	$(702)	$4,250
NONPERFORMING ASSETS

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless we place a loan in nonaccrual status.  We account for loans on a nonaccrual basis when we have serious doubts about the collectability of principal or interest.  Generally, our policy is to place a loan on nonaccrual status when the loan becomes past due 90 days.  We also place loans on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement.  Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.  Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition.  We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur.  Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms.  These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses.  At December 31, 2010, we identified 43 loans in the aggregate amount of $30.2 million as potential problem loans.  The loans possess certain unfavorable characteristics which cause management some concern such as past due trends, the deteriorating financial condition of the borrower and softness in the residential real estate market.  Of these 43 loans, 30 loans totaling approximately $24.4 million are related to the land acquisition, development and residential construction industries and 9 loans totaling $4.9 million are secured by commercial real estate.  These loans will continue to be closely monitored.  At December 31, 2009, we identified 27 loans in the aggregate amount of $19.5 million as potential problem loans.

At December 31, 2010, there were thirty-five foreclosed properties valued at $13.6 million and 84 nonaccrual loans totaling $30.6 million.  Foreclosed property is initially recorded at fair value at the date of foreclosure or repossession.  Interest foregone on nonaccrual loans for the year ended December 31, 2010 was approximately $2.9 million. At December 31, 2009, there were thirty-seven foreclosed properties valued at $6.3 million and 68 nonaccrual loans totaling $18.1 million.  Interest foregone on nonaccrual loans for the year ended December 31, 2009 was approximately $928,000.   There were two loans totaling $382,400 at December 31, 2009 and none at 2010 that were 90 days or more past due and still accruing interest.  Collateral from one loan valued at $2.0 million had been repossessed as of December 31, 2010 and no repossessed assets at December 31, 2009.

The table sets forth, for the period indicated, information about our nonaccrual loans, loans past due 90 days or more and still accruing interest, total nonperforming loans (nonaccrual loans plus loans past due 90 days or more and still accruing interest), and total nonperforming assets.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual loans
Construction	$16,835	$6,692	$7,696	$2,190	$127
Commercial real estate	7,633	4,655	365	417	-
Residential mortgage	4,166	2,758	4,448	-	-
Home equity loans and lines	1,314	1,314	82	106	-
Commercial and industrial	616	2,706	503	13	8
Consumer loans	5	9	-	-	-
Total nonaccrual loans	30,569	18,134	13,094	2,726	135

Accruing loans past due 90 days or more	-	381	-	-	-

Total nonperforming loans	30,569	18,515	13,094	2,726	135

Real estate owned	13,574	6,306	1,716	272	98
Repossessed assets	1,950	-	-	-	-

Total nonperforming assets	$46,093	$24,821	$14,810	$2,998	$233

Restructured loans in accrual status not included above	$8,601	$13,691	$-	$-	$-

Allowance for loan losses	$20,702	$17,567	$12,585	$8,273	$6,945

Nonperforming loans to period end loans held for investment	4.52%	2.39%	1.53%	0.40%	0.02%

Nonperforming loans and loans past due 90 days or more to period end loans held for investment	4.52%	2.44%	1.53%	0.40%	0.02%

Allowance for loan losses to period end loans held for investment	3.06%	2.31%	1.60%	1.22%	1.26%

Allowance for loan losses to nonaccrual loans	67.72%	96.87%	96.12%	303.45%	5,144.96%

Allowance for loan losses to nonperforming loans	67.72%	94.88%	96.12%	303.45%	5,144.96%

Nonperforming loans to total assets	3.14%	1.79%	1.35%	0.33%	0.02%

Nonperforming assets to total assets	4.74%	2.40%	1.53%	0.36%	0.03%

Credit quality asset metrics and trends, as shown in the table above and further discussed in Note D in the notes to Consolidated Financial Statements, continued to deteriorate in 2010 as the economic environment in our markets remained weak and uncertain as reflected by continued stressed residential values, continued weakness in employment and the significant subjectivity involved in commercial real estate valuations for properties located in areas with limited sale or refinance activities.  Residential real estate values continued to be negatively impacted by high unemployment, increased foreclosure activity, and the elimination of home-buyer tax credits.  The current inventory of new and existing residential homes has resulted in a delay of acquisition and development projects.  In the near-term, we believe these factors will result in continued stress in our portfolios secured by residential related real estate and an elevated level of net charge offs compared to historic levels.  During 2010, the inflows of both new criticized loans and new nonperforming assets increased significantly compared with 2009 levels; however, both have shown volatility during 2010.  In the first quarter of 2010, inflows of both new criticized loans and nonperforming assets increased compared to the December 31, 2009 levels only to decline significantly by of June 30, 2010.  The third quarter of 2010 once again saw a significant increase in both categories and remained at that level through the fourth quarter.  We believe this volatility evidences a fragile economic environment.  Further, concerns continue to exist regarding the economic conditions in both national and international markets, the state of financial and credit markets, the unemployment rate, the impact of the Federal Reserve monetary policy, and continued uncertainty regarding federal, state, and local government budget deficits.  We do not anticipate any meaningful change in the overall economy in the near-term.  All of these factors are impacting consumer confidence, as well as business investments and acquisitions.  The Company continues to explore various actions to reduce the level of criticized loans and nonperforming assets through borrower workouts and loan restructurings and note and asset sales.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through periodic charges to earnings in the form of a provision for loan losses.  Increases to the allowance for loan losses occur as a result of provisions charged to operations and recoveries of amounts previously charged-off, and decreases to the allowance occur when loans are charged-off.  Management evaluates the adequacy of our allowance for loan losses on a monthly basis.  The evaluation of the adequacy of the allowance for loan losses involves the consideration of loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, adverse conditions that might affect a borrower’s ability to repay the loan, estimated value of underlying collateral, prevailing economic conditions and all other relevant factors derived from our history of operations.  Additionally, regulatory agencies review our allowance for loan losses and may require additional provisions for estimated losses based on judgments that differ from those of management.

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

Management has developed a model for evaluating the adequacy of the allowance for loan losses.  The model uses the Company’s internal loan grading system to segment each category of loans by risk class. The Company’s internal grading system is compromised of nine different risk classifications.  Generally, loans possessing a risk class of 1 through 6 demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan.  Loans possessing a risk class of 7 to 9 are generally considered impaired and are individually evaluated for impairment.  Certain risk grade 7 loans which continue to accrue interest and are not troubled debt restructures (TDR) are not considered impaired.  Additionally, we are evaluating loans that migrate to a risk class 6 status and provide for specific reserves if the loan is unsecured or secured by a General Security Agreement on business assets.

The predetermined allowance percentages to be applied to loans possessing risk grade 1 through 6 are determined by using the historical charge-off percentages and adding management’s qualitative factors.  For each individual loan type, we calculate the average historical charge-off percentage over a five year period.  The current year charge-offs are annualized and included as one of the five years under consideration.  The resulting averages represent a charge-off in a more normalized environment.  To those averages, management adds qualitative factors which are more a reflection of current economic conditions and trends.  Together, these two components comprise the reserve.  Loans migrating to a risk grade 7 for reasons other than a TDR, for which interest will continue to accrue, are not considered impaired.  These loans are reserved for using a pre-determined allowance percentage that represents the amount of historical charge-offs on loans moving into risk grade 7 or higher.  For risk grade 6 loans that are either unsecured or secured by a General Security Agreement on business assets, we reserve 25% of the outstanding balance.  If that loan migrates to a risk grade 7, we reserve 50% of the outstanding loan balance.

Those loans that are identified through the Company’s internal loan grading system as impaired are evaluated individually.  When management believes a real estate collateral-supported loan will move from a risk grade 6 to a risk grade 7, a new appraisal is ordered.  Each loan is analyzed to determine the net value of collateral and an estimate of potential loss.  The net value of collateral per our analysis is determined using various subjective discounts, selling expenses and a review of the assumptions used to generate the current appraisal.  If the analysis of a real estate collateral-supported loan results in an estimated loss, a specific reserve is recorded.  TDRs and nonaccrual loans with risk grade 7 and 8 are re-evaluated periodically to determine the adequacy of specific reserves.  Appraised values on real estate collateral are subject to constant change and management makes certain assumptions about how the age of an appraisal impacts current value.

When an impaired loan is determined to be collateral dependent and the borrower or guarantors no longer demonstrate the ability of willingness to service the debt, the loan is written down to its appraised value.  As the net value determined through the analysis process is typically lower than the appraised value, a loan determined to be collateral-dependent would continue to have a specific reserve even after the partial charge-off.

Using the data gathered during the monthly evaluation process, the model calculates an acceptable range for allowance for loan losses.  Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses within that range.

The provision for 2010 was primarily the result of credit quality deterioration due to the current economic conditions in our markets.  The sectors of the loan portfolio being impacted most by the economic climate are residential construction, land acquisition and development. Other factors influencing the provision include net loan charge-offs.  For the year ended December 31, 2010, net loan charge-offs were $17.2 million compared with $6.5 million for the prior year period and non-accrual loans were $30.6 million and $18.1 million at December 31, 2010 and 2009, respectively.  The allowance for loan losses at December 31, 2010 was $20.7 million, which represents 3.06% of total loans outstanding compared to $17.6 million or 2.31% as of December 31, 2009.

The allowance for loan losses represents management’s estimate of an appropriate amount to provide for known and inherent losses in the loan portfolio in the normal course of business.  While management believes the methodology used to establish the allowance for loan losses incorporates the best information available at the time, future adjustments to the level of the allowance may be necessary and the results of operations could be adversely affected should circumstances differ substantially from the assumptions initially used.  We believe that the allowance for loan losses was established in conformity with generally accepted accounting principles; however, there can be no assurances that the regulatory agencies, after reviewing the loan portfolio, will not require management to increase the level of the allowance.  Likewise, there can be no assurance that the existing allowance for loan losses is adequate should there be deterioration in the quality of any loans or changes in any of the factors discussed above.  Any increases in the provision for loan losses resulting from such deterioration or change in condition could adversely affect our financial condition and results of operations.

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated:

	At December 31,
	2010		2009		2008
		% of Total		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)

Real estate - commercial	$5,345	51.06%	$5,811	47.28%	$6,003	59.82%
Real estate - residential	1,360	12.05%	1,075	12.73%	103	2.43%
Construction loans	9,775	20.79%	6,439	23.58%	3,694	20.47%
Commercial and industrial loans	2,689	7.10%	2,854	7.28%	1,953	9.68%
Home equity loans and lines of credit	1,453	8.43%	1,134	8.48%	469	6.91%
Loans to individuals	80	0.57%	254	0.65%	363	0.69%

Total allowance	$20,702	100.00%	$17,567	100.00%	$12,585	100.00%

	At December 31,
	2007		2006
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)

Real estate - commercial	$3,771	51.85%	$3,920	55.36%
Real estate - residential	130	2.70%	121	3.67%
Construction loans	2,362	27.18%	1,379	19.99%
Commercial and industrial loans	1,536	10.77%	1,161	12.32%
Home equity loans and lines of credit	334	6.69%	269	7.76%
Loans to individuals	140	0.81%	95	0.90%

Total allowance	$8,273	100.00%	$6,945	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table presents information regarding changes in the allowance for loan losses for the years indicated:

	At or for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$17,567	$12,585	$8,273	$6,945	$4,351

Charge-offs:
Construction loans	5,518	3,290	277	-	-
Commercial real estate	4,071	24	503	213	-
Commercial and industrial loans	1,999	1,819	1,363	89	14
Residential real estate	6,406	1,717	-	45	64
Loans to individuals	68	90	44	15	8

Total charge-offs	18,062	6,940	2,187	362	86

Recoveries:
Commercial and industrial loans	408	116	4	5	1
Commercial real estate	39	-	3	-	-
Construction loans	242	270	-	-	-
Residential real estate	158	10	-	-	-
Loans to individuals	3	-	7	1	1

Total recoveries	850	396	14	6	2

Net charge-offs	17,212	6,544	2,173	356	84

Allowance acquired from Port City Capital Bank merger	-	-	-	-	1,687

Provision for loan losses	20,347	11,526	6,485	1,684	991

Balance at the end of the year	$20,702	$17,567	$12,585	$8,273	$6,945

Total loans held for investments outstanding at year-end	$676,803	$759,348	$785,377	$675,916	$549,819

Average loans held for investment outstanding for the year	$701,628	$777,275	$741,629	$615,322	$414,644

Allowance for loan losses to loans held for investments outstanding	3.06%	2.31%	1.60%	1.22%	1.26%

Ratio of net loan charge-offs to average loans held for investment outstanding	2.45%	0.84%	0.29%	0.06%	0.02%

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

The following table summarizes the amortized costs and market value of available for sale securities at the dates indicated:

	At December 31, 2010		At December 31, 2009		At December 31, 2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	cost	value	cost	value	cost	value
	(In thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$9,346	$9,838	$12,235	$12,683	$10,665	$10,832
Mortgage-backed	38,080	39,725	58,767	60,203	67,309	68,976
Collateralized mortgage obligations	76,554	78,450	70,301	70,863	-	-
Municipal	51,068	50,618	48,820	49,029	26,089	25,350
Corporate bonds	2,777	2,769	-	-	-	-
Marketable equity	441	516	402	345	565	491

Total securities available for sale	$178,266	$181,916	$190,525	$193,123	$104,628	$105,649

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

At December 31, 2010, liquid assets (cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) were approximately $241.5 million, which represents 25% of total assets and 33% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $374.5 million of which $149.0 million was outstanding. At December 31, 2010, outstanding commitments for undisbursed lines of credit and letters of credit amounted to $119.6 million and outstanding commitments to make additional investments in a Small Business Investment Corporation were $363,000. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term. Certificates of deposit represented 52% of the Company’s total deposits at December 31, 2010. The Company’s strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 42% of the Company’s total deposits at year-end. While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, the Company must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At December 31, 2010, the Company’s equity to asset ratio was 8.67%. All capital ratios place the Bank in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures. CSB’s ratios of Tier 1 capital to risk-weighted assets and total regulatory capital to risk-weighted assets at December 31, 2010 were 10.04% and 12.27%, respectively.

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

Net Interest Income at Risk Analysis. The following table presents the estimated exposure of net interest income for the next twelve months, calculated as of December 31, 2010 and 2009, due to an immediate and gradual ± 200 basis point shift in then-current interest rates. Estimated incremental exposures set forth below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on the Company’s financial performance.

Net Interest Income at Risk
(dollars in thousands)	Estimated Exposure to
	Net Interest Income
Rate change	2010	2009

+200 basis points shock	$1,304	$(775)
-200 basis point shock	81	(1,002)

+200 basis point ramp	712	136
-200 basis point ramp	665	44

Net Economic Value of Equity Analysis. The following table presents estimated EVE exposures, calculated as of December 31, 2010 and 2009, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

Net Economic Value of Equity
	Estimated Exposure to
(dollars in thousands)	Net Economic Value of Equity
Rate Change	2010	2009

+100 basis point shock	$994	$(6,268)
-100 basis point shock	(272)	6,108

+200 basis point shock	(1,598)	(20,293)
-200 basis point shock	2,351	10,077

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

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2010 that are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans or investments. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions. Variable rate loans which have interest rate floors that are currently in effect are presented as if they were fixed rate loans and repricing is presented at maturity.

	Terms to Repricing at December 31, 2010
		More Than	More Than
	1 Year	1 Year to	3 Years to	More Than
	or Less	3 Years	5 Years	5 Years	Total
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans receivable:
Commercial mortgage loans	$71,436	$183,080	$67,653	$23,733	$345,902
Residential mortgage loans	29,049	32,060	4,949	15,587	81,645
Construction and development	95,643	33,999	10,564	643	140,849
Commercial and industrial loans	29,627	14,628	2,499	1,390	48,144
Home equity lines and loans	4,812	3,291	2,242	46,780	57,125
Loans to individuals	1,569	1,564	627	78	3,838
Interest-earning deposits with banks	2,663	-	-	-	2,663
Fed funds sold	38,070	-	-	-	38,070
Investment securities available for sale	29,410	59,045	38,903	54,558	181,916
Federal Home Loan Bank stock	10,522	-	-	-	10,522

Total interest-earning assets	$312,801	$327,667	$127,437	$142,769	$910,674

INTEREST-BEARING LIABILITIES:
Deposits:
Money market, NOW and savings	$285,521	$-	$-	$-	$285,521
Time	186,517	117,941	66,360	6,000	376,818
Short-term borrowings	7,000	-	-	-	7,000
Long-term borrowings	-	34,000	41,000	82,748	157,748

Total interest-bearing liabilities	$479,038	$151,941	$107,360	$88,748	$827,087

INTEREST SENSITIVITY GAP PER PERIOD	$(166,237)	$175,726	$20,077	$54,021	$83,587

CUMULATIVE INTEREST SENSITIVITY GAP	$(166,237)	$9,489	$29,566	$83,587	$83,587

CUMULATIVE GAP AS A PERCENTAGE OF TOTAL INTEREST-EARNING ASSETS	-18.25%	1.04%	3.25%	9.18%	9.18%

CUMULATIVE INTEREST-EARNING ASSETS AS A PERCENTAGE OF CUMULATIVE INTEREST-BEARING LIABILITIES	65.30%	101.50%	104.00%	110.11%	110.11%

CRITICAL ACCOUNTING POLICIES

The Company's most significant critical accounting policies are the determination of its allowance for loan losses and its valuation allowance for deferred tax assets, evaluation of investment securities for other than temporary impairment, and the valuation of foreclosed assets . A critical accounting policy is one that is both very important to the portrayal of the Company's financial condition and results, and requires management's most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain.

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

	Year Ended December 31, 2010				Year Ended December 31, 2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Operating Data:
Total interest income	$11,717	$12,277	$13,361	$13,425	$13,975	$14,069	$14,084	$14,078
Total interest expense	5,069	5,466	5,823	5,964	6,301	6,657	6,816	6,847
Net interest income	6,648	6,811	7,538	7,461	7,674	7,412	7,268	7,231
Provision for loan losses	5,209	4,948	8,389	1,801	6,740	1,958	1,132	1,696
Net interest income after provision	1,439	1,863	(851)	5,660	934	5,454	6,136	5,535
Non-interest income	1,464	1,315	1,090	1,045	1,659	1,128	752	789
Non-interest expense	6,993	6,636	7,155	6,186	36,142	5,887	6,295	5,619
Income (loss) before income taxes	(4,090)	(3,458)	(6,916)	519	(33,549)	695	593	705
Provision for income taxes	433	(1,574)	(2,906)	(23)	(1,500)	58	19	94
Net income (loss)	$(4,523)	$(1,884)	$(4,010)	$542	$(32,049)	$637	$574	$611
Efective dividend on preferred stock	(425)	(423)	(421)	(419)	(604)	(422)	(422)	(168)
Net income (loss) for common shares	$(4,948)	$(2,307)	$(4,431)	$123	$(32,653)	$215	$152	$443

Securities gains/(losses)	$25	$-	$-	$-	$563	$110	$(219)	$(188)

Per Share Data:
Earnings (loss) per share- basic	$(0.52)	$(0.24)	$(0.46)	$0.01	$(3.41)	$0.02	$0.02	$0.05
Earnings (loss) per share - diluted	(0.52)	(0.24)	(0.46)	0.01	(3.41)	0.02	0.02	0.05

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
CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Crescent Financial Corporation and Subsidiary
Cary, North Carolina

We have audited the accompanying consolidated balance sheets of Crescent Financial Corporation and Subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crescent Financial Corporation and Subsidiary at December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes PLLC

Raleigh, North Carolina
March 29, 2011

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS

Cash and due from banks	$8,372,969	$9,285,386
Interest-earning deposits with banks	2,663,210	4,616,722
Federal funds sold	38,070,000	17,825,000
Investment securities available for sale, at fair value (Note C)	181,916,229	193,122,891

Loans held for investment (Note D)	676,803,069	759,348,341
Allowance for loan losses (Note D)	(20,702,000)	(17,567,000)
NET LOANS HELD FOR INVESTMENT	656,101,069	741,781,341

Mortgage loans held for sale	5,689,853	-

Accrued interest receivable	3,995,242	4,260,258
Federal Home Loan Bank stock, at cost	10,521,700	11,776,500
Bank premises and equipment (Note E)	11,585,920	11,861,158
Investment in life insurance	18,482,993	17,658,386
Foreclosed assets	15,523,592	6,305,617
Other assets	20,095,741	14,311,750

TOTAL ASSETS	$973,018,518	$1,032,805,009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$62,043,933	$61,041,955
Savings	64,772,708	58,086,102
Money market and NOW	220,749,043	165,994,207
Time (Note G)	376,817,639	437,512,354

TOTAL DEPOSITS	724,383,323	722,634,618

Short-term borrowings (Note H)	7,000,000	74,000,000
Long-term debt (Note H)	157,748,000	142,748,000
Accrued expenses and other liabilities	4,871,837	3,902,185
TOTAL LIABILITIES	894,003,160	943,284,803
Commitments (Notes D, I and O)

Stockholders’ Equity (Note Q)
Preferred stock, no par value, 5,000,000 shares authorized, 24,900 shares issued and outstanding on December 31, 2010	23,379,651	22,935,514
Common stock, $1 par value, 20,000,000 shares authorized; 9,664,059 and 9,626,559 shares issued and outstanding at December 31, 2010 and 2009, respectively	9,664,059	9,626,559
Common stock warrant	2,367,368	2,367,368
Additional paid-in capital	74,634,362	74,529,894
Accumulated deficit	(32,917,437)	(21,354,080)
Accumulated other comprehensive income	1,887,355	1,414,951

TOTAL STOCKHOLDERS’ EQUITY	79,015,358	89,520,206

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$973,018,518	$1,032,805,009

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
INTEREST AND FEE INCOME
Loans held for investment	$43,420,274	$47,989,636	$49,478,663
Investment securities available for sale	7,326,013	8,202,708	4,842,624
Interest-earning deposits with banks	3,435	8,227	10,653
Federal funds sold	30,931	5,827	72,878
TOTAL INTEREST AND FEE INCOME	50,780,653	56,206,398	54,404,818
INTEREST EXPENSE
Money market, NOW and savings deposits	4,563,840	2,900,719	4,059,475
Time deposits	11,621,285	16,969,642	19,002,942
Short-term borrowings	418,583	1,704,511	656,549
Long-term debt	5,718,644	5,045,638	5,351,459
TOTAL INTEREST EXPENSE	22,322,352	26,620,510	29,070,425
NET INTEREST INCOME	28,458,301	29,585,888	25,334,393
PROVISION FOR LOAN LOSSES (Note D)	20,347,277	11,526,066	6,484,543
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,111,024	18,059,822	18,849,850
NON-INTEREST INCOME
Mortgage origination revenue	478,718	922,615	718,433
Fees on deposit accounts	1,833,805	1,662,949	1,606,062
Earnings on life insurance	883,688	885,858	735,770
Gain on sale of available for sale securities	25,421	870,072	15,535
Gain on sale of loans	1,091,952	74,595	-
Loss on sale or disposal of assets	(11,401)	(3,024)	(1,346)
Impairment of marketable equity security	-	(197,575)	-
Impairment of nonmarketable equity security	-	(406,802)	-
Other (Note K)	607,736	519,474	730,219
TOTAL NON-INTEREST INCOME	4,909,919	4,328,162	3,804,673
NON-INTEREST EXPENSE
Salaries and employee benefits	12,763,483	11,834,747	11,110,281
Occupancy and equipment	3,988,617	3,542,206	2,726,669
Foreclosed asset related expenses, net	2,252,046	498,572	148,150
Data processing	1,581,565	1,418,308	1,081,290
FDIC insurance premiums	1,513,111	1,918,712	402,158
Goodwill impairment	-	30,233,049	-
Other (Note K)	4,865,977	4,497,041	4,576,456
TOTAL NON-INTEREST EXPENSE	26,964,799	53,942,635	20,045,004
INCOME (LOSS) BEFORE INCOME TAXES	(13,943,856)	(31,554,651)	2,609,519
INCOME TAX EXPENSE (BENEFIT) (Note J)	(4,069,636)	(1,328,700)	598,700
NET INCOME (LOSS)	(9,874,220)	(30,225,951)	2,010,819
Effective dividend on preferred stock (Note R)	1,689,137	1,616,757	-
Net income available (loss attributed) to common shareholders	$(11,563,357)	$(31,842,708)	$2,010,819
NET INCOME (LOSS) PER COMMON SHARE
Basic	$(1.21)	$(3.33)	$0.21
Diluted	$(1.21)	$(3.33)	$0.21
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,579,633	9,569,290	9,500,103
Diluted	9,579,633	9,569,290	9,680,484

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Net (loss) income	$(9,874,220)	$(30,225,951)	$2,010,819

Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available for sale securities	1,078,284	2,249,496	973,930
Tax effect	(415,679)	(867,181)	(375,451)
Reclassification of losses recognized due to impairment in net loss	-	197,575	-
Tax effect	-	(76,165)	-
Reclassification of gains recognized in net income (loss)	(25,421)	(870,072)	(15,535)
Tax effect	9,801	335,413	5,989
Net of tax amount	646,985	969,066	588,933
Cash flow hedging activities:
Unrealized holding loss on cash flow hedging activities	(284,094)	(294,934)	-
Tax effect	109,513	113,697	-
Net of tax amount	(174,581)	(181,237)	-

Total other comprehensive income	472,404	787,829	588,933

COMPREHENSIVE INCOME (LOSS)	$(9,401,816)	$(29,438,122)	$2,599,752

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009 and 2008

								Accumulated
					Common	Additional	Retained	other	Total
	Preferred stock		Common stock		stock	paid-in	earnings	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	warrants	capital	(deficit)	income	equity

Balance at December 31, 2007	-	$-	9,404,579	$9,404,579	$-	$73,596,427	$8,619,617	$38,189	$91,658,812
Cumulative adjustment for split dollar pursuant to adoption of EITF 06-04	-	-	-	-	-	-	(141,808)	-	(141,808)
Net income	-	-	-	-	-	-	2,010,819	-	2,010,819

Other comprehensive income	-	-	-	-	-	-	-	588,933	588,933

Common stock issued pursuant to:
Stock options exercised	-	-	186,480	186,480	-	483,774	-	-	670,254
Stock option related tax benefits	-	-	-	-	-	95,500	-	-	95,500
Expense recognized in connection with stock options and restricted stock	-	-	-	-	-	209,098	-	-	209,098
Issuance of restricted stock, net of deferred compensation	-	-	35,500	35,500	-	(35,500)	-	-	-
Balance at December 31, 2008	-	-	9,626,559	9,626,559	-	74,349,299	10,488,628	627,122	95,091,608

Net loss	-	-	-	-	-	-	(30,225,951)	-	(30,225,951)

Other comprehensive income	-	-	-	-	-	-	-	787,829	787,829

Expense recognized in connection with stock options and restricted stock	-	-	-	-	-	180,595	-	-	180,595

Preferred stock transaction:
Issuance of preferred stock	24,900	24,900,000	-	-	-	-	-	-	24,900,000
Issuance of warrant	-	(2,367,368)	-	-	2,367,368	-	-	-	-

Accretion of discount on warrant	-	402,882	-	-	-	-	(402,882)	-	-

Preferred stock dividend	-	-	-	-	-	-	(1,213,875)	-	(1,213,875)
Balance at December 31, 2009	24,900	22,935,514	9,626,559	9,626,559	2,367,368	74,529,894	(21,354,080)	1,414,951	89,520,206
See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
Years Ended December 31, 2010, 2009 and 2008
								Accumulated
					Common	Additional	Retained	other	Total
	Preferred stock		Common stock		stock	paid-in	earnings	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	warrant	capital	(deficit)	income	equity

Balance at December 31, 2009	24,900	$22,935,514	9,626,559	$9,626,559	$2,367,368	$74,529,894	$(21,354,080)	$1,414,951	$89,520,206

Net loss	-	-	-	-	-	-	(9,874,220)	-	(9,874,220)

Other comprehensive income	-	-	-	-	-	-	-	472,404	472,404

Expense recognized in connection with stock options and restricted stock	-	-	-	-	-	141,968	-	-	141,968

Issuance of restricted stock, net of deferred compensation	-	-	37,500	37,500	-	(37,500)	-	-	-

Accretion of discount on warrant	-	444,137	-	-	-	-	(444,137)	-	-

Preferred stock dividend	-	-	-	-	-	-	(1,245,000)	-	(1,245,000)

Balance at December 31, 2010	24,900	$23,379,651	9,664,059	$9,664,059	$2,367,368	$74,634,362	$(32,917,437)	$1,887,355	$79,015,358

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,874,220)	$(30,225,951)	$2,010,819
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,000,544	938,178	786,668
Provision for loan losses	20,347,277	11,526,066	6,484,543
Gain on mortgage loan commitments	(56,400)	-	-
Net gain on sales of mortgage loans	(1,035,552)	-	-
Originations of mortgage loans held-for-sale	(73,011,585)	-	-
Proceeds from sales of mortgage loans	68,357,284	-	-
Amortization of core deposit intangible	133,349	133,349	133,349
Accretion of fair value discount on loans	(958,343)	(285,593)	(439,820)
Amortization of fair value premium on deposits	40,431	109,730	185,550
Deferred income taxes	(3,834,125)	(2,077,407)	(1,788,197)
Change in deferred tax asset valuation allowance	2,104,000	-	-
Loss on impairment of marketable equity security	-	197,575	-
Loss on impairment of nonmarketable equity security	-	406,802	-
Loss on impairment of goodwill	-	30,233,049	-
Loss on disposition of assets	11,401	3,024	74,032
Gain on sale of available for sale securities	(25,421)	(870,072)	(15,535)
Net (gain) loss on disposal of foreclosed assets	(64,272)	(3,741)	-
Valuation adjustments related to foreclosed assets	942,600	48,349	-
Net (accretion of discounts) amortization of premiums on available for sale securities	1,477,580	970,221	(80,314)
Net increase in cash surrender value life insurance	(824,607)	(846,468)	(689,221)
Stock based compensation	141,968	180,595	209,098
Purchase of loan to be held for sale	-	(3,651,505)	-
Proceeds from sale of loan held for sale	-	3,726,100	-
Gain on sale of loan	-	(74,595)	-
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	265,016	(919,000)	420,342
Increase in other assets	(4,537,339)	(4,006,862)	(1,621,319)
Increase (decrease) in accrued interest payable	(124,802)	(483,216)	275,916
Increase in accrued expenses and
other liabilities	919,875	166,153	17,730
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,394,659	5,194,781	5,963,641

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(21,232,508)	(167,674,519)	(28,064,996)
Proceeds from maturities and repayments of investment securities available for sale	28,142,899	38,659,372	12,685,891
Proceeds from sale of securities available for sale	3,896,986	42,820,152	1,543,197
Loan originations and principal collections, net	39,864,623	9,964,259	(113,399,801)
Purchases of premises and equipment	(725,306)	(1,957,311)	(3,538,541)
Proceeds from disposals of other assets	59,365	-	-
Proceeds from sale of foreclosed assets	8,649,950	5,172,202	727,648
Cost to complete foreclosed assets	(200,229)	-	-
Proceeds from sale of loans	7,810,558	-	-
Purchases of Federal Home Loan Bank stock	1,254,800	(4,512,500)	(473,300)
Investment in life insurance	-	-	(7,000,000)
NET CASH USED BY INVESTING ACTIVITIES	67,521,138	(77,528,345)	(137,519,902)

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits accounts	$1,708,274	$7,642,133	$109,265,892
Net increase (decrease) in short-term borrowings	(67,000,000)	36,294,000	23,951,000
Net increase (decrease) in long-term debt	15,000,000	26,000,000	(4,500,000)
Proceeds from stock options exercised	-	-	670,254
Proceeds from issuance of preferred stock and common stock warrant	-	24,900,000	-
Dividends paid on preferred stock	(1,245,000)	(1,058,250)	-
Excess tax benefits from stock options exercised	-	-	95,500

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(51,536,726)	93,777,883	129,482,646

NET INCERASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,379,071	21,444,319	(2,073,615)

CASH AND CASH EQUIVALENTS, BEGINNING	31,727,108	10,282,789	12,356,404

CASH AND CASH EQUIVALENTS, ENDING	$49,106,179	$31,727,108	$10,282,789

Supplemental information (Notes S and T)

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE A - ORGANIZATION AND OPERATIONS

On June 29, 2001, Crescent Financial Corporation (the “Company”) was formed as a holding company for Crescent State Bank (“CSB”) or (the “Bank”). Upon formation, one share of the Company’s $1 par value common stock was exchanged for each of the outstanding shares of CSB’s $5 par value common stock.

CSB was incorporated December 22, 1998 and began banking operations on December 31, 1998. CSB is engaged in general commercial and retail banking in Wake, Johnston, Lee, Moore and New Hanover Counties, North Carolina, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks.  CSB undergoes periodic examinations by those regulatory authorities.  The Bank’s operations in Moore and New Hanover Counties are the result of the 2003 acquisition of Centennial Bank and the 2006 acquisition of Port City Capital Bank, respectively.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts and transactions of Crescent Financial Corporation and its wholly-owned subsidiary Crescent State Bank. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation allowance on deferred tax assets.

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

Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity, are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased or acquired loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to the yield of the related loan.  Interest on loans is recorded based on the principal amount outstanding.  The accrual of interest on impaired loans, for all classes, is discontinued when, in management’s opinion, the future collectability of the recorded loan balance is in doubt.  When the future collectability of the recorded loan balance is not in doubt, interest income may be recognized on the cash basis.   Generally, loans are placed on nonaccrual when they are past due 90 days. When a loan is placed in nonaccrual status, all unpaid accrued interest is reversed.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Investment (Continued)

Subsequent collections of interest and principal from any loan class are generally applied as a reduction to the principal outstanding.  Should the credit quality of a nonaccrual loan improve, the loan can be returned to an accrual status after demonstrating consist payment history of six months.

Mortgage Loans Held for Sale

The Company originates single family, residential first mortgage loans on a pre-sold basis.  Loans held for sale are carried at the lower of cost or fair value in the aggregate as determined by outstanding commitments from investors.  Upon closing, these loans, together with their servicing rights, are sold to mortgage loan investors under prearranged terms.  The Company recognizes certain origination and service release fees upon the sale, which are included in non-interest income in the consolidated statement of operations.  The Company does not hold nonmortgage loans for sale and did not reclassify any financing receivables to held for sale during the year.  The Company is exposed to certain risks relating to its ongoing mortgage origination business. The Company enters into interest rate lock commitments and commitments to sell mortgages. The primary risks managed by derivative instruments are these interest rate lock commitments and forward-loan-sale commitments. Interest rate lock commitments are entered into to manage interest rate risk associated with the Company’s fixed rate loan commitments. The period of time between the issuance of a loan commitment and the closing and sale of the loan generally ranges from 10 to 60 days. Such interest rate lock commitments and forward-loan-sale commitments represent derivative instruments which are required to be carried at fair value. These derivative instruments do not qualify as hedges under the Derivatives and Hedging topic of the FASB Accounting Standards Codification. The fair value of the Company’s interest rate lock commitments are based on current secondary market pricing and included on the balance sheet in the loans held for sale and on the income statement in gain on sale of mortgages. The balance of forward loan sales commitments is deemed insignificant. The gains and losses from the future sales of the mortgages is recognized when the Company, the borrower and the investor enter into the loan contract and the resulting gain or loss is recorded on the income statement.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for possible loan losses charged to expense, and is maintained at a level appropriate in light of the risk inherent in the loan portfolio.  The company’s allowance for possible loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, Receivables and allowance allocations calculated in accordance with ASC Topic 450, Contingencies.  Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions.  The Company’s process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs.  The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors.  The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period.  In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, recent economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off.  While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The Company’s allowance for possible loan losses consists of three elements: (i) specific valuation allowance determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general conditions and other qualitative risk factors both internal and external to the Company.

The allowance established for probable losses on specific loans is based on a regular analysis and evaluation of problem loans.  Loans are classified based on an internal credit risk grading process that evaluates, among other things; (i) obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates.  This analysis is performed at the relationship management level for all commercial loans.  When a loan has a substandard grade a special assets officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance to the loan.  Specific reserves against the allowance are determined by analyzing the amounts owed, fair market value of collateral, credit type, and local market conditions.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off.  The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool.  The historical loss ratios are periodically updated based on actual charge-off experience.  A historical valuation allowance is established for each pool of similar loans based on the product of the historical loss ratio and the total dollar amount of the loans in the pool.  The Company’s pools of similar loans include similar risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company.  In general, such valuation allowances are determined by evaluating among other things; (i) local, state and national economic outlook; (ii) concentrations of credit; (iii) interest rate risk, (iv) trends in volume, mix and size of loans; (v) seasoning of the loan portfolio; (vi) experience of the staff, and (vii) levels and trends of delinquencies.  Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis.  Each component is determined to have either a high, moderate or low degree of risk.  The results are then input into a loan loss model to determine an appropriate general valuation allowance.

For all classes of loans, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

When any loan or portion thereof becomes uncollectible, the loan will be charged down or charged off against the allowance for loan losses.  Partial charge-offs equal to the loan-balance outstanding minus the fair market value of the collateral (defined as appraisal value less estimated cost of sale) are recognized upon receipt of an asset valuation indicating collateral deficiency for assets associated with collateral dependent loans.  Charge-offs are recognized for unsecured credits and accounts secured by general security agreements (i.e., accounts receivable, inventory, accounts) at the time that management believes collection efforts against all other related parties will yield little or no additional payment.  Additional charge-downs or charge-offs are recognized at the time an asset is brought into either OREO or repossessions based on the most current available market intelligence for both the collateral type and market location.  Loans in any portfolio may be charged-off prior to the policies described above when a loss confirming event occurs, such as bankruptcy (unsecured) or continued delinquency.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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

Foreclosed Assets

Foreclosed assets include repossessed assets and other real estate owned.  Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost.  Due to the redemption provisions of the FHLB, the Company estimated that fair value approximates cost and that this investment was not impaired at December 31, 2010.

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

The Company adopted the provisions of ASC 740-10 with respect to Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the consolidated financial statements.  The Company did not recognize any interest or penalties related to income tax during the years ended December 31, 2008, 2009 and 2010, and did not accrue any interest or penalties as of December 31, 2010 or 2009.  The Company did not have an accrual for uncertain tax positions as deductions taken and benefits accrued are based on widely understood administrative practices and procedures, and are based on clear and unambiguous tax law.  Tax returns for all years 2007 and thereafter are subject to possible future examinations by tax authorities.

Goodwill and Other Intangibles

Goodwill and indeterminate lived intangibles are evaluated for impairment at least annually.  Based on circumstances which indicated impairment may have taken place, evaluations were performed on a quarterly basis beginning in October 31, 2008.  In the final analysis, a full goodwill impairment charge of $30,233,049 represented the appropriate course of action and was executed in 2009.  Other intangible assets, consisting of premiums on purchased core deposits, are being amortized over ten years principally using the straight-line method.  The carrying amount of other intangible assets at December 31, 2010 amounted to $692,942.  The carrying amount of other intangible assets at December 31, 2009 amounted to $826,291.  See Note F for a more detailed discussion of this topic.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Basic and diluted net income (loss) per share have been computed based upon net income available (loss attributed) to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2010	2009	2008

Weighted average number of common shares used in computing basic net income per share	9,579,633	9,569,290	9,500,103

Effect of dilutive stock options	-	-	174,540

Effects of restricted stock	-	-	5,841

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	9,579,633	9,569,290	9,680,484

For the years ended December 31, 2010 and 2009, there were 299,611 and 430,118 stock options, respectively, and the warrant for 833,705 shares which were not included in the computation of diluted earnings per share because they had no dilutive effect due to the net loss.  For the year ended December 31, 2008 there were 90,109 outstanding stock options which were not included in the computation of diluted earnings per share because they had no dilutive effect as the average stock price was below the exercise price.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Loan Origination and Other Fees

Mortgage loan origination fees represent fees received in connection with the origination of loans that are pre-sold in the secondary market through the Company’s relationship with various mortgage brokers.  These fees are recognized in income as they are earned upon the closing of each loan.

Yield spread premium fees and service release premium fees represent fees received in connection with the sale of mortgage loans that are closed in the Company’s name and pre-sold in the secondary market.  These fees are recognized in income as they are earned upon the sale of each loan.

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

In January 2010, the FASB issued Accounting Standards Update (ASU) No 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820-10) – “Improving Disclosures about Fair Value Measurements”. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

To achieve these objectives, an entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including:

•	A roll forward of the allowance for credit losses related to financing receivables from the beginning to the end of the reporting period by portfolio segment;
•	Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables;
•	The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and

For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has provided the required end of period disclosures in Note D beginning with the period ended December 31, 2010.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
NOTE C - INVESTMENT SECURITIES

The following is a summary of the securities portfolios by major classification:

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$9,346,395	$492,005	$-	$9,838,400
Mortgage-backed securities	38,079,632	1,667,631	22,418	39,724,845
Collateralized mortgage obligations	76,553,621	2,022,287	126,224	78,449,684
Municipals	51,067,962	442,604	892,203	50,618,363
Corporate bonds	2,777,457	15,665	24,322	2,768,800
Marketable equity	440,757	121,082	45,702	516,137

	$178,265,824	$4,761,274	$1,110,869	$181,916,229

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$12,235,041	$448,086	$-	$12,683,127
Mortgage-backed securities	58,766,929	1,562,514	126,356	60,203,087
Collateralized mortgage obligations	70,300,750	948,641	386,219	70,863,172
Municipals	48,820,579	673,223	465,397	49,028,405
Marketable equity	402,050	-	56,950	345,100

	$190,525,349	$3,632,464	$1,034,922	$193,122,891

Proceeds from sales of available for sale securities in 2010 totaled $3,896,986 resulting in gross gains of $25,421.   Proceeds from sales of available for sale securities in 2009 totaled $42,820,152 resulting in gross gains of $870,072.  Proceeds from sales of available for sale securities in 2008 totaled $1,543,197 resulting in gross gains of $15,535.

The following tables show investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009. The 2010 unrealized losses on investment securities relate to seven collateralized mortgage obligations, one mortgage-backed security, thirty-six municipal securities, two corporate bonds and one marketable equity security.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE C - INVESTMENT SECURITIES (Continued)

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

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:

Mortgage-backed	$984,306	$22,418	$-	$-	$984,306	$22,418
Collateralized mortgage obligations	7,274,222	126,224	-	-	7,274,222	126,224
Municipals	27,738,632	823,580	1,006,202	68,623	28,744,834	892,203
Corporate bonds	1,831,230	24,322	-	-	1,831,230	24,322
Marketable equity	-	-	36,122	45,702	36,122	45,702

Total temporarily impaired securities	$37,828,390	$996,544	$1,042,324	$114,325	$38,870,714	$1,110,869

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:

Mortgage-backed	$10,253,608	$126,356	$-	$-	$10,253,608	$126,356
Collateralized mortgage obligations	26,940,754	386,219	-	-	26,940,754	386,219
Municipals	17,081,421	244,125	2,858,321	221,272	19,939,742	465,397
Marketable equity	-	-	345,100	56,950	345,100	56,950

Total temporarily impaired securities	$54,275,783	$756,700	$3,203,421	$278,222	$57,479,204	$1,034,922

There were no investments determined to be other than temporarily impaired during 2010.  For the year ended December 31, 2009, the Company determined one marketable equity security was other than temporarily impaired and recognized a $197,575 write-down on the investment.  The investment had been carried at a basis of $279,398.  The per share basis was well above the trailing fifty-two week range and the prospects of recovery were limited.  The fair value of the investment at December 31, 2010 and 2009 is $36,122 and $73,043, respectively.  No additional impairment was considered necessary at year-end as the current per share book value is well within the trailing fifty-two week price range.  The Company also took an impairment charge of $406,802 on a non-marketable equity security in 2009, at which time the investment was written off in its entirety since the issuing company was taken into receivership.

At December 31, 2010 and 2009, investment securities with a carrying value of $94,085,409 and $96,437,558, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE C - INVESTMENT SECURITIES (Continued)

The amortized cost and fair values of securities available for sale at December 31, 2010 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value

Due within one year	$28,461,320	$29,410,121
Due after one year through five years	95,148,863	97,948,337
Due after five years through ten years	30,067,925	30,080,276
Due after ten years	24,146,959	23,961,358
Other equity securities	440,757	516,137
	$178,265,824	$181,916,229

The following table presents the amortized cost, intervals of maturities or repricings, and weighted average tax equivalent yields of our investment portfolio at December 31, 2010:

	Repricing or Maturing
	Less than	One to	Five to	Over ten
	one year	five years	ten years	years	Total
	(Dollars in thousands)
Securities available for sale:
U. S. government agencies
Balance	$-	$9,346	$-	$-	$9,346
Weighted average yield	-%	4.61%	-%	-%	-%
Mortgage-backed securities
Balance	$13,761	$20,381	$2,367	$1,571	$38,080
Weighted average yield	4.10%	4.13%	4.45%	4.07%	4.14%
Collateralized mortgage obligations
Balance	$14,100	$56,532	$5,811	$111	$76,554
Weighted average yield	3.28%	3.41%	3.52%	2.74%	3.39%
Municipal securities
Balance	$600	$7,967	$20,035	$22,466	$51,068
Weighted average yield	-%	6.40%	6.82%	7.29%	6.88%
Corporate bonds
Balance	$-	$922	$1,855	$-	$2,777
Weighted average yield	-%	2.48%	2.01%	-%	2.17%
Marketable equity
Balance	$-	$-	$-	$441	$441
Weighted average yield	-%	-%	-%	12.16%	12.16%
FHLB Stock
Balance	$-	$-	$-	$10,522	$10,522
Weighted average yield	-%	-%	-%	0.35%	0.35%
Total
Balance	$28,461	$95,148	$30,068	$35,111	$188,788
Weighted average yield	3.62%	3.92%	5.70%	5.11%	4.38%

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE D - LOANS HELD FOR INVESTMENT

Following is a summary of loans at December 31, 2010 and 2009.

	2010	2009

Real estate - commercial	$345,902,319	$359,450,529

Real estate - residential	81,644,508	96,730,537

Construction loans	140,848,750	179,227,518

Commercial and industrial loans	48,144,401	55,360,111

Home equity loans and lines of credit	57,125,274	64,484,524

Loans to individuals	3,838,154	4,965,873

Total loans	677,503,406	760,219,092

Less:
Deferred loan fees	(700,337)	(870,751)

Allowance for loan losses	(20,702,000)	(17,567,000)

Total	$656,101,069	$741,781,341

Loans are primarily made in the Company’s market area of North Carolina, principally Wake, Johnston, Lee, Moore, and New Hanover counties. Real estate loans can be affected by the condition of the local real estate market. Commercial and consumer and other loans can be affected by the local economic conditions.

At December 31, 2010 there were twenty restructured troubled loans totaling $17.2 million. Four of these loans totaling $6.4 million are commercial real estate, eight loans totaling $7.6 million are construction, land acquisition and development, five loans totaling $2.6 million are residential real estate and three loans totaling $148,000 were commercial and industrial.  Twelve of the loans, totaling $7.5 million were accruing interest, were not past due 30 days or more and are performing in accordance with the modified terms at December 31, 2010.  The remaining eight loans totaling $9.6 million were in non-accrual status as of year-end.  At December 31, 2009 there were fifteen restructured loans totaling $13.7 million. Five of these loans totaling $8 million were commercial real estate, three loans totaling $2.8 million were construction, land acquisition and development, one loan for $2.6 million was residential real estate and six loans totaling $372,000 were commercial and industrial.

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

Loans to directors and officers as a group at December 31, 2009	$42,791,649
Net payments during the year-ended December 31, 2010	(5,102,328)
Loans to directors and officers as a group at December 31, 2010	$37,689,321

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE D - LOANS HELD FOR INVESTMENT (Continued)

At December 31, 2010, the Company had pre-approved but unused lines of credit totaling $1.5 million to executive officers, directors and their related interests. No additional funds were committed to be advanced at December 31, 2010.

An analysis of the allowance for loan losses follows:

	2010	2009

Balance at beginning of year	$17,567,000	$12,585,000

Provision for loan losses	20,347,277	11,526,066

Charge-offs	(18,062,217)	(6,940,583)

Recoveries	849,940	396,517

Net charge-offs	(17,212,277)	(6,544,066)

Balance at end of year	$20,702,000	$17,567,000

To provide greater transparency on non-performing assets, additional disclosures required by ASU 2010-20 have been included below.  Allowance for loan losses is reported by portfolio segment and further detail of credit quality indicators are provided by class of loans.

Allowance for Loan Losses and Recorded Investment in Loans
For the Year Ended December 31, 2010 (in thousands)

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business.  Management evaluates the adequacy of this allowance on a monthly basis during which time those loans that are identified as impaired are evaluated individually.

Following is an analysis of the allowance for loan losses by loan segment:

	Commercial	Commercial	Residential
	& Industrial	Real Estate	Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,856	$11,841	$2,616	$254	$17,567
Charge-offs	(1,999)	(9,481)	(6,514)	(68)	(18,062)
Recoveries	242	447	158	3	850
Provision	1,590	12,149	6,717	(109)	20,347
Ending balance	2,689	14,956	2,977	80	20,702
Ending balance:
Individually evaluated for impairment	1,094	9,052	882	10	11,038
Collectively evaluated for impairment	1,595	5,904	2,095	70	9,664

Loans:
Ending balance	$48,144	$477,421	$148,100	$3,838	677,503
Ending balance:
Individually evaluated for impairment	2,471	42,427	9,531	13	54,442
Collectively evaluated for impairment	45,673	434,994	138,569	3,825	623,061

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE D - LOANS HELD FOR INVESTMENT (Continued)

Credit Quality Indicators
As of December 31, 2010 (in thousands)

We use an internal grading system to assign the degree of inherent risk on each individual loan.  The grade is initially assigned by the lending officer and reviewed by the loan administration function throughout the life of the loan.  As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average grade of commercial loans, (ii) the level of classified commercial loans, (iii) charge-offs, (iv) non-performing loans (see details above) and (v) the general economic conditions in the state of North Carolina.  The credit grades have been defined as follows:

•
Risk Grade 1 - Minimal credit risk - A loan to a borrower of unquestionable  financial strength. Financial information  exhibits superior earnings, leverage and liquidity positions, which firmly establish a repayment source that is substantial in relation to debt. These borrowers would generally have access to national credit and equity markets. Also includes a loan fully protected by cash equivalents or high grade, readily marketable securities.

•
Risk Grade 2 – Modest credit risk - Loans to borrowers of better than average financial strength.  Earnings performance is consistent and primary and secondary sources of repayment are well established.  Borrower exhibits very good asset quality and liquidity with strong debt servicing capacity.  Company management has depth, is experienced and well regarded in the industry.  This risk grade is reserved for loans secured by readily marketable collateral or is a loan made within guidelines to borrowers with liquid financial statements.

•
Risk Grade 3 – Average credit risk - Loans to borrowers involving satisfactory financial strength.  Earnings performance is consistent with primary and secondary sources of repayment well defined and adequate to retire the debt in a timely and orderly fashion.   These businesses would generally exhibit satisfactory asset quality and liquidity with moderate leverage, average performance to their peer group and experienced management in key positions.  This risk grade is reserved for the Bank’s top quality loans.

•
Risk Grade 4 – Acceptable credit risk - Loans to borrowers with more than average risk but with little risk of ultimate collection. The loan may contain certain characteristics that require some supervision and attention by the lender.  Asset quality is acceptable, but debt capacity is modest and little excess liquidity is available.  The borrower may be fully leveraged, and unable to overcome major setbacks.  Covenants are structured to ensure adequate protection.  Management may have limited experience and depth.  Includes loans, which are highly leveraged transactions due to regulatory constraints.  Also includes loans involving reasonable exceptions to policy.  This grade is given to acceptable loans. These loans have adequate sources of repayment, with little identifiable risk of collection.

•
Risk Grade 5 – Acceptable credit risk - A loan that is sound yet ultimate collectability may depend on guarantor support or tertiary repayment sources.  Although asset quality remains acceptable, the borrower has a smaller and/or less diverse asset base, very little liquidity and limited debt capacity.  Earnings performance is inconsistent and the borrower may be highly leveraged and below average size or lower-tier competitor.  Limited management experience and depth.  May be well-conceived start-up venture, but repayment is still dependent upon a successful operation.  Includes loans with significant documentation or policy exceptions, improper loan structure or inadequate loan servicing procedures.  May also include a loan in which strong reliance for a secondary repayment source is placed on a guarantor who exhibits the ability and willingness to repay.  These credits require significant supervision by the lender and covenants structured to ensure adequate protection.  Loans which are highly leveraged transactions due to the obligor's financial status.  This grade is given to acceptable loans that show signs of weakness in either sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
NOTE D - LOANS HELD FOR INVESTMENT (Continued)

•
Risk Grade 6 – Special mention - Criticized Exposure.  A loan which still has the capacity to perform but contains certain characteristics that require continual supervision and attention from the lender. These characteristics may include but are not limited to (1) adverse trends in financial condition or key operating, liquidity, trading asset turn, or leverage ratios; (2) inconsistent repayment performance; or (3) fatal documentation errors that would prevent the Bank from enforcing its note or security instruments. Material adverse trends have not yet been developed.

•
Risk Grade 7 – Substandard - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. A loan classified as Substandard must have a well-defined weakness or weaknesses that jeopardize the collection of all payments contractually due the Bank upon liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•
Risk Grade 8 – Doubtful - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.

•
Risk Grade 9 – Loss - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that is not practical or desirable to defer writing off this worthless loan even though partial recovery may be effected in the future.  Probable Loss portions of Doubtful assets are charged against the Allowance for Loan Losses. Loans may reside in this classification for administrative purposes for a period not to exceed the earlier of thirty (30) days or calendar quarter end.

•	Other – Ungraded loans. Overdraft protection accounts are typically not graded at origination, but are assigned a risk grade when credit deterioration is detected.

Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

		Commercial
	Commercial	Real Estate	Commercial	Commercial
	& Industrial	Other	Construction	LOC	Total

1-Minimal Credit Risk	$3,704	$-	$-	$-	$3,704
2-Modest Credit Risk	276	-	-	-	276
3-Average Credit Risk	638	11,177	1,850	-	13,665
4-Acceptable Credit Risk	13,125	164,402	22,265	173	199,965
5-Acceptable Credit Risk	24,025	144,810	51,069	87	219,991
6-Special Mention	3,595	15,419	24,150	5	43,169
7-Substandard	2,044	8,456	29,911	-	40,411
8-Doubtful	132	1,568	2,225	-	3,925
9-Loss	-	-	-	-	-
Other	67	70	49	273	459

Total	$47,606	$345,902	$131,519	$538	$525,565

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE D - LOANS HELD FOR INVESTMENT (Continued)

Consumer Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Residential
	Real Estate	Consumer
	Other	Construction	Home Equity	Consumer	Total

1-Minimal Credit Risk	$-	$-	$-	$421	$421
2-Modest Credit Risk	-	-	78	-	78
3-Average Credit Risk	9,707	2,275	6,440	597	19,019
4-Acceptable Credit Risk	34,191	5,297	35,153	1,041	44,682
5-Acceptable Credit Risk	24,648	704	10,392	736	36,480
6-Special Mention	6,808	788	1,463	377	9,436
7-Substandard	5,996	221	3,368	13	9,598
8-Doubtful	295	45	167	-	507
9-Loss	-	-	-	-	-
Other	-	-	64	653	717

Total	$81,645	$9,330	$57,125	$3,838	$151,938

Age Analysis of Past Due Loans
As of December 31, 2010 (in thousands)

						Recorded
		Greater than				Investment >
	30-89 Days	90 Days	Total		Total	90 Days and
	Past Due(1)	Past Due(2)	Past Due	Current	Loans	Accruing

Commercial & Industrial	$469	$167	$636	$46,970	$47,606	$-
Commercial – Construction	6,118	8,649	14,767	116,752	131,519	-
Commercial - Real Estate	3,943	7,301	11,244	334,658	345,902	-
Commercial - Lines of Credit	-	-	-	538	538	-
Commercial – Other	-	-	-	-	-	-
Consumer	-	5	5	3,833	3,838	-
Consumer – Construction	221	45	266	9,064	9,330	-
Consumer – Other	-	-	-	-	-	-
Home Equity	350	881	1,231	55,894	57,125	-
Residential Real Estate	3,601	2,093	5,694	75,951	81,645	-

Total	$14,702	$19,141	$33,843	$643,660	$677,503	$-

(1) Total loans past due 30 to 89 days includes approximately $9,401,000 of loans in nonaccrual status.
(2) All loans past due 90 days or more were in nonaccrual status.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE D - LOANS HELD FOR INVESTMENT (Continued)

Impaired Loans
For the Year Ended December 31, 2010 (in thousands)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Consumer	$-	$-	$-	$49	$1
Commercial & industrial	83	92	-	1,200	3
Commercial construction	2,649	4,475	-	11,132	354
Commercial real estate - other	3,366	3,366	-	6,154	226
Consumer construction	45	133	-	258	15
Home equity lines/loans	1,883	2,032	-	1,780	74
Residential real estate - other	2,820	2,820	-	1,894	58

Sub-Total	10,846	12,918	-	22,467	731

With an allowance recorded:
Consumer	13	13	10	220	8
Commercial & industrial	2,093	2,093	984	2,261	96
Commercial construction	29,488	30,529	7,251	17,409	677
Commercial real estate – other	6,658	7,328	1,780	9,730	230
Consumer construction	221	221	20	367	9
Home equity lines/loans	1,652	1,879	547	1,099	14
Residential real estate - other	3,471	5,197	446	6,107	223

Sub-Total	43,596	47,260	11,038	37,193	1,257

Totals:
Commercial	2,471	2,185	984	3,461	99
Commercial real estate	42,427	45,698	9,032	44,425	1,487
Consumer	13	13	10	269	9
Residential real estate	9,531	12,282	1,012	11,505	393

Grand Total	$54,442	$60,178	$11,038	$59,660	$1,988
At December 31, 2010, the recorded investment in loans considered impaired totaled $54.4 million. Of the total investment in loans considered impaired, $43.6 million were found to show specific impairment for which $11.0 million in valuation allowance was recorded; the remaining $10.8 million in impaired loans required no specific valuation allowance because either previously established valuation allowances had been absorbed by partial charge-offs or loan evaluations had no indication of impairment.  For the year ended December 31, 2010, the average recorded investment in impaired loans was approximately $32 million.  The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was approximately $1.8 million.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE D - LOANS HELD FOR INVESTMENT (Continued)

At December 31, 2008, the recorded investment in loans considered impaired totaled $16.7 million.  Of the total investment in loans considered impaired, $11.6 million were found to show specific impairment for which $4.1 million in valuation allowance was recorded; no valuation allowance for the other impaired loans was considered necessary.  For the year ended December 31, 2008, the average recorded investment in impaired loans was approximately $3.6 million.  The amount of interest recognized in impaired loans during the portion of the year that they were considered impaired was not material.

Loans on Nonaccrual Status
As of December 31, 2010 (in thousands)

Commercial
Commercial & industrial	$616
Commercial LOC	-
Commercial other	-
Commercial real estate
Commercial construction	16,614
Commercial real estate – other	7,633
Consumer
Consumer LOC	5
Consumer other	-
Residential real estate
Consumer construction	221
Home equity loans/lines	1,314
Residential real estate – other	4,166

Total	$30,569

NOTE E - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2010 and 2009:

	2010	2009

Land	$4,280,213	$4,280,213
Buildings and leasehold improvements	7,161,858	7,014,872
Furniture and equipment	5,165,685	5,155,849
Less accumulated depreciation	(5,021,836)	(4,589,776)

Total	$11,585,920	$11,861,158

Depreciation and amortization amounting to $1,000,544 in 2010, $938,178 in 2009 and $786,668 in 2008 is included in occupancy and equipment expense.

NOTE F - GOODWILL AND OTHER INTANGIBLES

The following is a summary of goodwill and other intangible assets at December 31, 2010 and 2009:

	2010	2009

Goodwill, beginning of year	$-	$30,233,049
Goodwill impairment write-off	-	30,233,049
Goodwill, end of year	$-	$-

Other intangibles – gross	$1,333,493	$1,333,493
Less accumulated amortization	640,550	507,201
Other intangibles – net	$692,943	$826,292

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE F - GOODWILL AND OTHER INTANGIBLES (continued)

Management is required to test goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. If the carrying amount of the reporting unit’s goodwill is found to exceed its implied fair value, the Company would recognize an impairment loss in an amount equal to that excess.

In early August 2009, management engaged external valuation specialists to assist in its goodwill assessments.  The indicative fair value of the Company at August 31, 2009 was determined using two methods. The first was a market approach based on the actual market capitalization of the Company, adjusted for a control premium. The second was an income approach based on discounted cash flow models.  Both methods were considered and weighted to estimate the fair value of the Company which was determined to exceed its carrying value.  Management then performed a second step analysis to compare the implied fair value of the goodwill with the carrying amount of that goodwill. The results of this second step analysis, which were finalized in the fourth quarter of 2009, indicated a range of goodwill impairment that supported a charge of $30.2 million to write off all of its goodwill.  This write off of goodwill had no effect on our cash flows, regulatory capital, the operation of our business or our ability to service our customers.

Other intangible amortization expense amounted to $133,349 for each of the years ended December 31, 2010, 2009 and 2008.  The following table presents estimated amortization expense for other intangibles.

Estimated Amortization Expense
For the Year Ending December 31:

2011	$133,349
2012	133,349
2013	126,383
2014	112,448
2015	112,448
Thereafter	74,966

$692,943

NOTE G - DEPOSITS

The weighted average cost of time deposits was 2.90% and 3.12% at December 31, 2010 and 2009, respectively.

At December 31, 2010, the scheduled maturities of certificates of deposit are as follows:

	Less than	$100,000
	$100,000	or more	Total

Three months or less	$12,214,309	$45,597,269	$57,811,578
Over three months through one year	29,222,852	99,482,513	128,705,365
Over one year through three years	22,168,178	95,772,503	117,940,681
Over three years to five years	10,286,729	56,073,286	66,360,015
Over five years	-	6,000,000	6,000,000
Total	$73,892,068	$302,925,571	$376,817,639

NOTE H - BORROWINGS

Borrowings are comprised of the following at December 31, 2010 and 2009:

	2010	2009
Short-term borrowings:
Federal Reserve Bank discount window	$-	$50,000,000
Federal Home Loan Bank advances maturing within one year	7,000,000	24,000,000

Total short-term borrowings	$7,000,000	$74,000,000

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE H – BORROWINGS (Continued)

Long-term debt:

Federal Home Loan Bank advances maturing beyond one year	$142,000,000	$127,000,000

Junior subordinated debentures	8,248,000	8,248,000

Subordinated term loan	7,500,000	7,500,000

Total long-term debt	$157,748,000	$142,748,000

Short-term Borrowings

The Company may purchase federal funds through unsecured federal funds guidance lines of credit totaling $36.5 million at December 31, 2010. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balance on the lines of credit as of either December 31, 2010 or 2009.

The Company may borrow funds through the Federal Reserve Bank’s discount window.  These borrowings are secured by a blanket floating lien on qualifying construction, land acquisition and development loans, commercial and industrial loans and consumer loans collateral value of $45.6 million. Depending on the type of loan collateral, the Company may borrow between 60% and 65% of the collateral value pledged.  The Company had a zero balance and $50.0 million outstanding as of December 31, 2010 and 2009, respectively.

A summary of selected data related to short-term borrowed funds follows:

	For the Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Short-term borrowings:
Federal funds purchased:
Balance outstanding at end of year	$-	$-
Maximum amount outstanding at any month end during the year	-	101,222
Average balance outstanding during the year	13	16,037
Weighted-average interest rate during the year	0.75%	0.61%
Weighted-average interest rate at end of year	0%	0%
Federal Reserve Bank discount window:
Balance outstanding at end of year	$-	$50,000
Maximum amount outstanding at any month end during the year	50,000	75,000
Average balance outstanding during the year	11,984	48,039
Weighted-average interest rate during the year	0.31%	0.42%
Weighted-average interest rate at end of year	0%	0.25%

Federal Home Loan Bank Advances

The Company has a $291.5 million credit line available with the Federal Home Loan Bank for advances.  These advances are secured by a blanket floating lien on qualifying commercial real estate, first mortgage loans and pledged investment securities with a market value of $153.8 million.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE H - BORROWINGS (Continued)

At December 31, 2010 and 2009, the Company had the following advances outstanding from the Federal Home Loan Bank of Atlanta:

Maturity	Interest Rate	Rate Type	2010	2009

January 7, 2010	1.11%	Fixed	$-	$10,000,000
April 12, 2010	4.58%	Fixed	-	7,000,000
June 9, 2010	3.58%	Fixed	-	7,000,000
January 12, 2011	1.75%	Fixed	7,000,000	7,000,000
June 9, 2011	3.94%	Fixed	-	8,000,000
February 10, 2012	1.68%	Fixed	5,000,000	5,000,000
March 9, 2012	4.29%	Convertible	-	10,000,000
May 18, 2012	4.49%	Convertible	-	20,000,000
July 16, 2012	3.84%	Convertible	-	5,000,000
August 29, 2012	4.00%	Convertible	-	15,000,000
October 29, 2012	0.92%	Fixed	8,000,000	-
December 6, 2012	4.22%	Fixed	-	5,000,000
February 11, 2013	2.29%	Fixed	5,000,000	5,000,000
April 22, 2013	2.55%	Fixed	6,000,000	6,000,000
November 7, 2013	2.48%	Fixed	10,000,000	-
March 21, 2014	2.76%	Fixed	5,000,000	5,000,000
August 21, 2014	2.90%	Fixed	5,000,000	5,000,000
October 21, 2014	2.91%	Fixed	9,000,000	9,000,000
February 2, 2015	3.39%	Fixed	5,000,000	-
April 13, 2015	2.98%	Fixed	7,000,000	-
June 9, 2015	2.56%	Fixed	5,000,000	-
August 3, 2015	3.46%	Fixed	5,000,000	-
February 2, 2016	3.49%	Fixed	15,000,000	-
November 2, 2016	3.57%	Fixed	10,000,000	-
February 2, 2017	3.75%	Fixed	5,000,000	-
May 2, 2017	3.65%	Fixed	5,000,000	-
August 2, 2017	3.84%	Fixed	5,000,000	-
October 30, 2017	2.98%	Fixed	5,000,000	-
January 28, 2019	3.90%	Fixed	12,000,000	12,000,000
March 25, 2019	4.26%	Fixed	10,000,000	10,000,000

Totals			$149,000,000	$151,000,000

In the third quarter of 2010, the Company restructured $63.0 million of advances.  The purpose of the restructuring was to reduce the potential interest rate risk due to a large portion of the outstanding advances set to mature in 2012.  At the time of restructuring, the affected advances had a weighted average duration of 1.7 years and a weighted average cost of 4.20%.  The Company was able to reduce interest rate risk from maturity concentration, extend and ladder the duration of advances and reduce the cost of borrowings.  At the time of the restructure, the new advances had a weighted average duration of 5.16 years and a weighted average effecitve cost of 3.45%.  At December 31, 2010, all advances are fixed rate facilities.

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
December 31, 2010, 2009 and 2008

NOTE H - BORROWINGS (Continued)

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

The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital.  On March 1, 2005, the Board of Governors of the Federal Reserve issued a final rule stating that trust preferred securities will continue to be included in Tier 1 capital, subject to stricter quantitative and qualitative standards.  For Bank Holding Companies, trust preferred securities outstanding as of May 19, 2010 will continue to be included in Tier 1 capital up to 25% of core capital elements (including trust preferred securities) net of goodwill less any associate deferred tax liability.

Management has elected to defer one or more future interest payments on its junior subordinated debentures. Under the terms of the indenture governing the junior subordinated debentures, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. The regularly scheduled interest payments will continue to accrue for payment in the future and be reported as an expense for financial statement purposes.  Resumption of interest payments on junior subordinated debt requires prior approval from regulatory authorities.

Subordinated Term Loan Agreement

On September 26, 2008, the Bank entered into a $7.5 million subordinated term loan agreement with a non-affiliated financial institution.  The subordinated term loan is included in long-term debt.

The subordinated term loan pays interest quarterly at an annual rate, reset quarterly, equal to three month LIBOR plus 4.00%. On June 25, 2009, the Company entered into a derivative financial instrument which effectively swapped the variable rate payments for fixed payments.  We entered into a three year and four year swap each for one-half of the notional amount of the subordinated term loan for fixed rates of 6.39% and 6.87%, respectively.  The subordinated term loan agreement matures on October 18, 2018 and can be prepaid, subject to the approval of the FDIC and other Governmental Authorities (if applicable), in incremental amounts not less than $500,000, by giving five business days notice prior to prepayment.  The Company does not have the right to prepay all or any portion of the loan prior to October 1, 2013 unless the loan ceases to be deemed Tier 2 capital for regulatory capital purposes, in which case the debt can either be structured as senior debt of the Company or repaid.  The principal reason for entering into the subordinated term loan agreement was to enhance our regulatory capital position.

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
December 31, 2010, 2009 and 2008

NOTE I - LEASES

The Company has entered into fourteen non-cancelable operating leases for its main office, operations center, and branch facilities. Future minimum lease payments under these leases for the years ending December 31 are approximately as follows:

2011	$1,999,000
2012	1,869,000
2013	1,775,000
2014	1,711,000
2015	1,222,000
Thereafter	7,103,000

Total	$15,679,000

The leases contain renewal options for various additional terms after the expiration of the initial term of each lease.  The cost of such renewals is not included above.  Total rent expense for the years ended December 31, 2010, 2009 and 2008 amounted to $1,927,532, $1,650,367, and $1,308,210, respectively.

Two of the properties used for bank branch operations are leased from related parties.  Lease payments made to related parties in 2010, 2009 and 2008 were $705,382, $242,094 and $150,115, respectively.

NOTE J - INCOME TAXES

The significant components of the provision for income taxes for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Current tax provision:
Federal	$(2,384,393)	$499,168	$1,910,369
State	44,882	249,539	476,528
	(2,339,511)	748,707	2,386,897
Deferred tax provision (benefit):
Federal	(2,882,893)	(1,717,793)	(1,473,490)
State	(951,232)	(359,614)	(314,707)
	(3,834,125)	(2,077,407)	(1,788,197)
Provision for income tax expense (benefit) before adjustment to deferred tax valuation allowance	(6,173,636)	(1,328,700)	598,700

Deferred tax asset valuation allowance	2,104,000	-	-

Net provision for income taxes	$(4,069,636)	$(1,328,700)	$598,700

Income tax expense (benefit)  is reconciled to the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes below:

	2010	2009	2008

Tax computed at statutory rate of 34%	$(4,740,911)	$(10,728,581)	$887,237
Effect of state income taxes	(598,191)	(72,649)	106,802
Non-taxable interest income	(667,295)	(510,847)	(279,751)
Non-taxable bank owned life insurance	(280,366)	(287,799)	(234,335)
Goodwill impairment	-	10,279,235	-
Valuation allowance	2,104,000	-	-
Other	113,127	(17,059)	118,747

	$(4,069,636)	$(1,328,700)	$598,700

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE J - INCOME TAXES (Continued)

Significant components of deferred taxes at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Allowance for loan losses	$7,981,449	$6,522,001
Net operating loss carryforward	1,922,812	-
Premises and equipment	39,247	41,051
Fair value adjustments	28,089	54,425
Unrealized loss on hedges	223,219	113,697
Deferred compensation	807,627	632,559
Other	666,525	418,835

Total deferred tax assets	11,668,968	7,782,568
Valuation allowance	(2,104,000)	-

Net deferred tax assets	9,564,968	7,782,568
Deferred tax liabilities:
Intangible assets	(267,157)	(318,568)
Unrealized gain on securities	(1,407,377)	(1,001,457)
Prepaid expenses	(158,201)	(164,037)

Total deferred tax liabilities	(1,832,735)	(1,484,062)

Net deferred tax asset included in other assets	$7,732,232	$6,298,506

The amount of net deferred tax assets is included with other assets in the balance sheet.

Management evaluates the net deferred tax assets on a regular basis to determine whether a valuation allowance is required.  In conducting this evaluation, we have considered all available evidence, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. This evaluation includes, but is not limited to: (1) available carry back potential to offset federal tax; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with deferred tax assets; (3) potential tax planning strategies; and (4) future projected taxable income. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that as of December 31, 2010 a valuation allowance is required.  The $2.1 million valuation allowance at December 31, 2010 is related specifically to impairment charges for certain equity securities and a net operating loss carryforward which were deemed less-than-likely to be recognized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.   Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Management does not believe there are any significant uncertain tax positions as of December 31, 2010.

The Company’s federal and state income tax returns are open and subject to examination from the 2007 tax return year and forward.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE K - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The major components of other non-interest income for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Brokerage referral fees	$221,881	$163,858	$172,159
Loan Related fees	226,042	243,331	137,229
Other	159,813	112,285	420,831

Total	$607,736	$519,474	$730,219

The major components of other non-interest expense for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Postage, printing and office supplies	$466,589	$620,467	$560,192
Advertising, marketing and business development	629,274	613,456	639,129
Professional fees and services	1,836,598	1,465,114	1,620,339
Loan servicing and collection expenses	333,176	226,490	255,105
Other	1,603,435	1,571,514	1,501,691

Total	$4,869,072	$4,497,041	$4,576,456

NOTE L - RESERVE REQUIREMENTS

The aggregate net reserve balance maintained under the requirements of the Federal Reserve, which is currently interest bearing, was $671,000 at December 31, 2010. During 2008, Crescent began utilizing a deposit reclassification program. This program, in compliance with Federal Reserve Bank regulations, allowed a portion of Crescent’s reservable transaction accounts to be reclassified as savings which are not subject to reserve requirements.

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

The Bank, as  a North Carolina banking corporation, may pay dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. Payment of dividends by the Bank to the Company are subject to written consent of the regulatory authorities.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Company and the Bank met all capital adequacy requirements to which they are subject.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE M - REGULATORY MATTERS (Continued)

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized Crescent State Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 are presented in the table below.

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Crescent State Bank
As of December 31, 2010:

Total Capital (to Risk-Weighted Assets)	$95,019	12.27%	$61,952	8.00%	$77,440	10.00%
Tier I Capital (to Risk-Weighted Assets)	77,750	10.04%	30,976	4.00%	46,464	6.00%
Tier I Capital (to Average Assets)	77,689	8.11%	38,317	4.00%	47,897	5.00%

As of December 31, 2009:

Total Capital (to Risk-Weighted Assets)	$111,463	13.32%	$66,945	8.00%	$83,682	10.00%
Tier I Capital (to Risk-Weighted Assets)	93,415	11.16%	33,473	4.00%	50,209	6.00%
Tier I Capital (to Average Assets)	93,415	8.86%	42,170	4.00%	52,712	5.00%

The Company is also subject to these requirements.  At December 31, 2010, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 12.57%, 10.34% and 8.35%, respectively.  At December 31, 2009, the Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 13.53%, 11.37% and 9.03%, respectively.

On February 27, 2009, the Board of Directors of the FDIC proposed amendments to the restoration plan for the Deposit Insurance Fund.  The FDIC adopted a final rule on May 22, 2009, imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was not to exceed 10 basis points times the institution's assessment base for the second quarter 2009. The assessment was collected on September 30, 2009 and totaled $493,000.

In addition, the FDIC received approval to require prepayment of the next three years premiums by December 31, 2009.  The Company remitted $4.2 million to prepay its anticipated premiums for 2010, 2011 and 2012.  The FDIC may impose an emergency special assessment of up to 10 basis points on all insured depository institutions whenever, after June 30, 2009, the FDIC estimates that the fund reserve ratio will fall to a level that the Board believes would adversely affect public confidence or to a level close to zero or negative at the end of a calendar quarter.  Additional assessments could have a significant impact on the financial results of the Company in future years.  The assessment rates, including any special assessments, are subject to change at the discretion of the Board of Directors of the FDIC.

On June 22, 2010, the FDIC adopted a final rule extending the Transaction Account Guarantee (TAG) component of the Temporary Liquidity Guarantee Program (“TLGP”) for six months, through December 31, 2010, with the possibility of extending the program for up to an additional 12 months without further rulemaking. For institutions choosing to remain in the TAG Program, the final rule modified the basis for calculating assessments to one that uses average daily balances in TAG-eligible accounts beginning in the third quarter of 2010.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE M - REGULATORY MATTERS (Continued)

Recent amendments to the FDIC Act provide full deposit insurance coverage for noninterest-bearing transaction accounts and Interest On Lawyer’s Trust Accounts (“IOLTAs”) beginning December 31, 2010, for a two-year period. This applies to all insured depository institutions and, unlike the FDIC's TLGP program, no opt outs are permitted and low-interest NOW accounts are not covered. There is no separate assessment applicable on these covered accounts but all institutions will be required to report qualifying accounts beginning on December 31, 2010, for purposes of quantifying the FDIC's exposure under this program. As a result of these amendments, the FDIC has decided to not extend its TAG program which ended on December 31, 2010.

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

Cash Flow Hedges
Through a special purpose entity (see Note H) the Company issued trust preferred securities in 2003.  In 2007, the Bank entered into a subordinated term loan agreement with a non-affiliated financial institution.  These instruments, as more fully described in Note H, were issued as part of its capital management strategy. These instruments are variable rate and expose the Company to interest rate risk caused by the variability of expected future interest expense attributable to changes in 3-month LIBOR. To mitigate this exposure to fluctuations in cash flows resulting from changes in interest rates, the Company entered into four pay-fixed interest rate swap agreements in June 2009.

Based on the evaluation performed at inception and through December 31, 2010, these derivative instruments qualify for cash flow hedge accounting. Therefore, the cumulative change in fair value of the interest rate swaps, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged trust preferred debenture and subordinated term loan, will be deferred and reported as a component of other comprehensive income (“OCI”). Any hedge ineffectiveness will be charged to current earnings.

Since the floating index and reset dates are based on identical terms, management believes that the hedge relationship of the cumulative changes in expected future cash flows from the interest rate swaps and the cumulative changes in expected interest cash flows from the trust-preferred debentures and subordinated term loan agreement will be highly effective. For the year ended December 31, 2010 and 2009, management has determined that there is no hedge ineffectiveness.

The notional amount of the debt obligations being hedged was $15.5 million and the fair value of the interest rate swap liability, which is recorded in accrued expenses and other liabilities at December 31, 2010, was an unrealized loss of $579,038.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE N -DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The following table discloses the location and fair value amounts of derivative instruments designated as cash flow hedging instruments under ASC 815 in the consolidated balance sheets.

	December 31,
			2010	2009
			Estimated Fair	Estimated Fair
	Balance Sheet	Notional	Value of	Value of
	Location	Asset(Liability)	Amount	Amount

Trust preferred securities:
Interest rate swap	Other liabilities	$4,000,000	$(111,444)	$(67,847)
Interest rate swap	Other liabilities	4,000,000	(188,166)	(83,652)

Subordinated term loan agreements:
Interest rate swap	Other liabilities	3,750,000	(103,529)	(64,216)
Interest rate swap	Other liabilities	3,750,000	(175,899)	(79,219)
		$15,500,000	$(579,038)	$(294,934)

See Note H for additional information.

The following table discloses activity in accumulated OCI related to the interest rate swaps during the years ended December 31, 2010 and 2009.

	2010	2009
Accumulated OCI resulting from interest rate swaps as of January 1, net of tax	$(181,237)	$-

Other comprehensive loss recognized, net of tax	(174,581)	(181,237)

Accumulated OCI resulting from interest rate swaps as of December 31, net of tax	$(355,818)	$(181,237)

The Company monitors the credit risk of the interest rate swap counterparty.  The Company has pledged $780,000 in cash to the counterparty to the swaps.

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
December 31, 2010, 2009 and 2008

NOTE O - OFF-BALANCE SHEET RISK (Continued)

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2010 is as follows (amounts in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$86,646
Undisbursed equity lines of credit	32,957
Financial standby letters of credit	4,019
Commitment to invest in Small Business Investment Corporation	363

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of December 31, 2010 and 2009, the Company carried certain marketable equity securities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of December 31, 2010 and 2009, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale, impaired loans secured by real estate and derivative liabilities.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of December 31, 2010 and 2009, while the Company did not carry any financial assets or liabilities, measured on a recurring basis, at fair value hierarchy Level 3, the Company did value certain financial assets, measured on a non-recurring basis, at fair value hierarchy Level 3.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE P - FAIR VALUE MEASUREMENT (continued)

Fair Value on a Recurring Basis.  The Company measures certain assets and liabilities at fair value on a recurring basis, as described below.

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

Derivative Liabilities
Derivative instruments at December 31, 2010 and 2009 include interest rate swaps and are valued using models developed by third-party providers.  This type of derivative is classified as Level 2 within the hierarchy.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value on a Nonrecurring Basis.
The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Mortgage Banking Activity
The Company enters into interest rate lock commitments and commitments to sell mortgages. At December 31, 2010, the amount of fair value associated with these interest rate lock commitments was $53 thousand, which is included in other assets. The Company had no interest rate lock commitments at December 31, 2009. Forward loan sale commitments have been deemed insignificant.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. There were $54.4 million in impaired loans at December 31, 2010, of which $43.6 million in loans showed impairment and had a specific reserve of $11.0 million.  Impaired loans totaled $66.1 million at December 31, 2009.  Of such loans, $35.4 million had specific loss allowances aggregating $9.1 million at that date.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE P - FAIR VALUE MEASUREMENT (continued)

Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at lower of cost or net realizable value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3

There were no significant transfers between the valuation of financial assets or liabilities between levels 1 and 2 in the valuation hierarchy.  Below is a table that presents information about assets measured at fair value at December 31, 2010 and 2009:

		Fair Value Measurements at
		December 31, 2010, Using
		Quoted Prices	Significant
	Assets/(Liabilities)	in Active	Other	Significant
	Measured at	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. Government obligations and agency	$9,838,400	$-	$9,838,400	$-
Mortgage-backed	39,724,845	-	39,724,845	-
Collateralized mortgage obligations	78,449,684	-	78,449,684	-
Municipals	50,618,363	-	50,618,363	-
Corporate Bonds	2,768,800		2,768,800
Marketable equity	516,137	516,137	-	-

Foreclosed assets	15,523,592	-	-	15,523,592
Impaired loans	43,404,439	-	-	43,404,439
Interest rate lock commitments	53,185	-	-	53,185
Derivative liabilities	(579,038)	-	(579,038)	-

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE P - FAIR VALUE MEASUREMENT (continued)

		Fair Value Measurements at
		December 31, 2009, Using
		Quoted Prices	Significant
	Assets/(Liabilities)	in Active	Other	Significant
	Measured at	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. Government obligations and agency	$12,683,127	$-	$12,683,127	$-
Mortgage-backed	60,203,087	-	60,203,087	-
Collateralized mortgage obligations	70,863,172	-	70,863,172	-
Municipals	49,028,405	-	49,028,405	-
Marketable equity	345,100	345,100	-	-

Foreclosed assets	6,305,617	-	-	6,305,617
Impaired loans*	26,258,018	-	-	26,258,018
Derivative liabilities	(294,934)	-	(294,934)	-

*
Impaired loans secured by Real Estate were classified at fair value hierarchy Level 2 at December 31, 2009.  However, at December 31, 2010, based on additional review by management, it has been deemed more appropriate to classify these loans at fair value hierarchy Level 3.  Accordingly, $23,434,441 of impaired loans, classified at Level 2 as of December 31, 2009, are now included with the $2,823,577 previous reported in the total at fair value hierarchy Level 3.

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

Investment Securities

See previous discussion in Note P.

Loans Held For Sale

The fair value of loans held for sale is based on commitments on hand from investors within the secondary market for loans with similar characteristics.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE P - FAIR VALUE MEASUREMENT (continued)

Loans Held For Investment

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  However, the values derived likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts of approximately 6.3% were subtracted to reflect the illiquid and distressed conditions at December 31, 2010 and 2009.

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

Derivative financial instruments

See previous discussion in Note P.

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2010 and 2009:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$49,106,179	$49,106,179	$13,902,108	$13,902,108
Investment securities	184,455,418	184,455,418	193,122,891	193,122,891
Federal Home Loan Bank stock	10,521,700	10,521,700	11,776,500	11,776,500
Loans held for sale	5,689,853	5,689,853	-	-
Loans held for investment, net	656,101,069	621,983,795	741,781,341	701,738,000
Investment in life insurance	18,482,993	18,482,993	17,658,386	17,658,386
Accrued interest receivable	3,995,242	3,995,242	4,260,258	4,260,258

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE P - FAIR VALUE MEASUREMENT (continued)

Financial liabilities:
Deposits	724,383,323	742,610,196	722,634,618	742,001,000
Short-term borrowings	7,000,000	7,232,221	74,000,000	74,260,000
Long-term borrowings	157,748,000	158,661,779	142,748,000	139,457,000
Interest rate swaps	579,038	579,038	294,934	294,934
Accrued interest payable	1,350,326	1,350,326	1,475,128	1,475,128

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

At the Company’s annual meeting on July 11, 2006, the shareholders approved the 2006 Omnibus Stock Ownership and Long Term Incentive Plan (the “Omnibus Plan”) to replace the previous plans.  This plan authorizes a pool of 335,000 shares of the common stock of Crescent to be issued in the form of incentive stock option grants, non-statutory stock option grants, restricted stock grants, long term incentive compensation units, or stock appreciation rights.   The Company declared and distributed a 10% stock dividend in 2007 which increased the shares available for issuance to 368,500.  In the event that the number of shares of common stock that remain available for future issuance under the Omnibus Plan as of December 31, 2008 and as of the last day of each calendar year commencing thereafter, is less than 1.5% of the total number of shares of common stock issued and outstanding as of such date (the “Replacement Amount”), then the pool shall be increased as of such date by a number of shares of common stock equal to the Replacement Amount.  At December 31, 2010, there were 195,879 unissued options in this plan.  Vesting provisions for granted stock options are at the discretion of the Compensation Committee of the Board of Directors.  At December 31, 2010, all outstanding options were granted with a three-year vesting schedule; 25% at date of grant and 25% at each of the next three grant date anniversaries.

The share-based awards granted under the aforementioned plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock.  Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the plans due to their dissimilar characteristics.  Vesting provisions for granted restricted stock awards are at the discretion of the Compensation Committee of the Board of Directors. At December 31, 2010, all outstanding restricted stock awards vest in full at either the three year or five year anniversary date of the grant.  The Company funds the option shares and restricted stock from authorized but un-issued shares.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans

A summary of the Company’s option plans as of and for the year ended December 31, 2010, is as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
		Average		Average
		Option		Option
	Number	Price	Number	Price

Options outstanding, beginning of year	430,118	$5.90	405,712	$5.91
Granted/vested	3,000	2.11	750	2.11
Exercised	-	-	-	-
Expired	127,499	5.38	117,593	5.47
Forfeited	6,008	8.69	5,008	3.23

Options outstanding, end of year	299,611	$6.03	283,861	$6.12

The weighted average remaining life of options outstanding and options exercisable at December 31, 2010 is 4.41 years and 4.17 years, respectively.   The weighted average remaining life of options outstanding and options exercisable at December 31, 2009 was 3.92 and 3.60 years, respectively.

The following table provides the range of exercise prices for options outstanding and exercisable at December 31, 2010:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable

$ 2.11 - $ 3.93	3,000	750
$ 3.94 - $ 6.13	215,338	203,338
$ 6.14 - $ 8.32	26,570	25,070
$ 8.33 - $ 10.51	8,001	8,001
$ 10.52 - $ 12.71	46,702	46,702

	299,611	283,861

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

The assumptions used in estimating fair values, together with the estimated per share value of options granted are displayed below:

	2010	2009	2008
Assumptions in estimating option values:
Risk-free interest rate	2.71%	2.50%	3.12%

Dividend yield	0%	0%	0%

Volatility	39.51%	37.23%	26.80%

Expected life	7 years	7 years	7 years

The weighted average grant date fair value of options	$0.96	$1.90	$2.44

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Stock Option Plans (Continued)

Compensation cost charged to income was approximately $28,000, $38,000, and $72,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Cash received from options exercised under share-based payment arrangements for the year ended December 31, 2008 was $670,000.  There were no options exercised for the years ended December 31, 2010 and 2009.  The actual tax benefit in stockholders equity realized for the tax deductions from option exercise of the share-based payment arrangements for the year ended December 31, 2008 totaled $95,500.

The total intrinsic value of options exercised during the year ended December 31, 2008 was $650,047.  The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2010 was $390 and $98, respectively.   As of December 31, 2010, there was $29,000 of unrecognized compensation cost related to the nonvested stock option plans.  That cost is expected to be recognized as follows: $18,000 in 2011, $10,000 in 2012 and $1,000 in 2013.

Stock Award Plans

A summary of the status of the Company’s non-vested stock awards as of December 31, 2010, 2009 and 2008, and changes during the years then ended is presented below:

		Weighted
		average grant
	Shares	date fair value
Non-vested – December 31, 2007	21,769	$12.54
Granted	35,500	8.75
Vested	-	-
Forfeited	-	-

Non-vested – December 31, 2008	57,269	$10.19

Granted	-	-
Vested	-	-
Forfeited	-	-

Non-vested – December 31, 2009	57,269	$10.19

Granted	37,500	3.19
Vested	12,100	12.64
Forfeited	-	-

Non-vested – December 31, 2010	82,669	$6.98

The total fair value of restricted stock grants issued and vested during the year ended December 31, 2010 was approximately $146,600 and $152,900, respectively.

As of December 31, 2010, there was $259,149 of unrecognized compensation cost related to the nonvested stock award plan.  That cost is expected to be recognized over a weighted average period of 2.61 years.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE Q - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Supplemental Retirement (Continued)

Expenses for the years ended December 31, 2010, 2009 and 2008 were $482,145, $435,385 and $372,062, respectively.  The accrued liability of the plan at December 31, 2010 and 2009 was $1,795,417 and $1,313,265, respectively.  The Company also provides post retirement split dollar life insurance benefits to certain executives.  On January 1, 2008, the Company recorded, as an opening adjustment to retained earnings, the cumulative effect of the split dollar liability for future benefits.  The adjustment was in the amount of $141,808 which represented the accrued liability from the date of adoption in 2003 through December 31, 2007.  Expenses for the years ended December 31, 2010, 2009 and 2008 were $26,919, $37,632 and $21,853, respectively.  The accrued liability of the plan at December 31, 2010, 2009 and 2008 was $217,947, $191,035 and $163,661, respectively.

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan which provides for participation by substantially all employees.  Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code.  The plans provide for employee contributions up to $16,500 of the participant's annual salary and an employer contribution of 100% matching of the first 6% of pre-tax salary contributed by each participant. Anyone who turned 50 years old in 2010 could also add a catch-up contribution of $5,500 above the normal limit bringing the maximum contribution to $22,000 for those employees.  The Company may make additional discretionary profit sharing contributions to the plan on behalf of all participants.  There were no discretionary contributions for 2010, 2009 or 2008.  Amounts deferred above the first 6% of salary are not matched by the Company.  Expenses related to these plans for the years ended December 31, 2010, 2009 and 2008 were $431,921, $420,513 and $369,939, respectively.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE R – CUMULATIVE PERPETUAL PREFERRED STOCK (Continued)

The Company’s computation of expected volatility was based on daily historical volatility since January 1999.  The risk-free interest rate was based on the market yield for ten year U.S. Treasury securities as of January 9, 2009.

As a condition of the CPP, the Company must obtain consent from the United States Department of the Treasury to repurchase its common stock or to pay a cash dividend on its common stock.  Furthermore, the Company has agreed to certain restrictions on executive compensation and corporate governance.

The Company deferred the payment of the January 2011 quarterly cash dividend of $311,250 on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  Under the terms of the TARP Preferred Stock, the Company is required to pay quarterly dividends at a rate of 5 percent per year for the first five years following the Treasury investment, after which the dividend rate automatically increases to 9 percent per year. The Company may defer dividend payments for up to six consecutive quarters without default or penalty.

NOTE S - PARENT COMPANY FINANCIAL DATA

Condensed balance sheets as of December 31, 2010 and 2009, and related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2010 are as follows:

Condensed Balance Sheets
December 31, 2010 and 2009

	2010	2009
ASSETS
Cash and due from banks	$2,597,914	$2,052,005
Investment in subsidiaries	85,098,885	96,054,355
Other assets	133,307	79,208

TOTAL ASSETS	$87,830,106	$98,185,568

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued interest payable	$111,515	$110,238
Accrued expenses and other liabilities	455,234	307,124
Subordinated debentures	8,248,000	8,248,000

TOTAL LIABILITIES	8,814,749	8,665,362

Stockholders' equity:
Preferred stock	23,379,651	22,935,514
Common stock	9,664,059	9,626,559
Warrant	2,367,368	2,367,368
Additional paid-in capital	74,634,361	74,529,894
Accumulated deficit	(32,917,437)	(21,354,080)
Accumulated other comprehensive income	1,887,355	1,414,951

TOTAL STOCKHOLDERS’ EQUITY	79,015,357	89,520,206

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,830,106	$98,185,568

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE S – PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Operations
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Equity in earnings (loss) of subsidiaries	$(9,546,703)	$(30,205,191)	$2,467,201
Interest income	85,504	498,375	39,808
Dividend income	8,657	9,873	17,026
Other miscellaneous income	-	13	5,024
Interest expense	(474,703)	(416,833)	(623,487)
Other operating expenses	(111,475)	(114,288)	(132,853)
Income tax benefit	164,500	2,100	238,100

Net income (loss)	$(9,874,220)	$(30,225,951)	$2,010,819

Condensed Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$(9,874,220)	$(30,225,951)	$2,010,819
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization	-	-	22,266
Stock based compensation	141,968	180,595	209,098
Equity in earnings of Crescent State Bank	9,546,703	30,205,191	(2,467,201)
Changes in assets and liabilities:
(Increase) decrease in other assets	(54,099)	45,350	(50,779)
Increase (decrease) in accrued interest payable	1,276	(60,734)	6,595
Increase (decrease) in accrued expenses and other liabilities	148,110	(1,853,594)	1,989,619

Net cash provided (used) by operating activities	(90,262)	(1,709,143)	1,720,418

Cash flows from investing activities:
Investment in Subsidiaries	(118,829)	(20,630,728)	(3,411,798)

Cash flows from financing activities:
Proceeds from issuance of preferred stock and common stock warrant	-	24,900,000	-
Dividends paid on preferred stock	(1,245,000)	(1,058,250)	-
Dividends received from Crescent State Bank	2,000,000	-	-
Proceeds from exercise of stock options	-	-	670,254
Excess tax benefits from stock options exercised	-	-	95,500

Net cash provided by financing activities	755,000	23,841,750	765,754

Net increase (decrease) in cash and cash equivalents	545,909	1,501,879	(925,627)

Cash and cash equivalents, beginning	2,052,005	550,126	1,475,753

Cash and cash equivalents, ending	$2,597,914	$2,052,005	$550,126

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

NOTE T - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

The following information is for the consolidated Statement of Cash Flows

	2010	2009	2008

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$22,447,154	$27,103,726	$28,794,509
Income taxes	$-	$923,000	$2,559,000

Supplemental Disclosure of Noncash Investing Activities:
Transfer of loans to foreclosed assets	$18,559,015	$9,806,211	$2,206,023
Increase in fair value of securities available for sale, net of tax	$646,985	$969,066	$588,933
Decrease in fair value of cash flow hedge, net of tax	$(174,581)	$(181,237)	$-

The following information is for the parent company only Statement of Cash Flows

	2010	2009	2008

Supplemental Disclosure of Noncash Investing Activities:
Decrease in fair value of cash flow hedge, net of tax	$(91,014)	$(93,096)	$-

NOTE U – SUBSEQUENT EVENT

On February 23, 2011, the Company and Piedmont Community Bank Holdings, Inc. (“Piedmont”), entered into a definitive agreement pursuant to which Piedmont will invest $75 million in the Company in exchange for Company common stock priced at $4 per share. As a result of the investment, Piedmont will own approximately 66 percent of Company shares on a fully diluted basis.

In addition, the agreement provides for Piedmont to make a tender offer to the Company's existing shareholders to purchase up to 67 percent (6,442,105 shares) of currently outstanding Company common stock at a price of $4.75 per share. If the maximum number of shares is tendered, Piedmont will pay approximately $30.6 million for all such shares, and Piedmont would then own a total of approximately 89 percent of all outstanding common Company shares.

Adam Abram, chairman of Piedmont, will be named chairman of Crescent Financial Corporation, and Scott Custer, president and chief executive officer of Piedmont, will become chief executive officer of Crescent Financial Corporation, upon closing of the transaction. Michael G. Carlton will continue to serve in his role as president of Crescent Financial Corporation and president and chief executive officer of Crescent State Bank.

The board of directors of Crescent Financial Corporation will be restructured to include eight designees of Piedmont, including Mr. Abram and Mr. Custer, as well as four continuing Company directors, including Messrs. Carlton, James A. Lucas Jr., Charles A. Paul III and Brent D. Barringer. These four existing Company directors will also be appointed to the board of directors of Piedmont.

Completion of the transaction is conditioned upon, among other things, the approval of the shareholders of Crescent Financial Corporation, as well as the North Carolina Commissioner of Banks and the Federal Reserve. The parties anticipate that the transaction will be consummated in the second quarter of this year.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Registrant’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Registrant’s disclosure controls and procedures as of December 31, 2010.  Based on their evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

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

Management assessed the effectiveness of the Registrant’s internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Registrant’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, management determined that, as of December 31, 2010, it maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Registrant’s internal controls or in other factors that could materially affect these controls during the three-month period ended December 31, 2010.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Bylaws provide that its Board of Directors shall consist of between seven and fifteen members, as determined by the Board of Directors or the shareholders.  The Board of Directors has set the number of directors of the Company at nine.  A listing of Board members and their principal occupations and business experience as of March 1, 2011 is as follows:

Name and Age	Director Since(1)	Term Expires	Principal Occupation and Business Experience During the Past Five Years

Brent D. Barringer (52)	1998	2012	Attorney and Partner, Barringer Law Firm, LLP, Cary, NC
William H. Cameron (57)	2002(2)	2011	President, Cameron Management, Inc., Principal, Cameron Company, Wilmington, NC (real estate, equity investments and management)
Michael G. Carlton (49)	1998	2011	President and Chief Executive Officer, Crescent Financial Corporation and Crescent State Bank, Cary, NC, 1998-Present
James A. Lucas, Jr. (59)	1998	2011	Partner, James A. Lucas and Company, LLP, Certified Public Accountants, Raleigh, NC
Kenneth A. Lucas (56)	1998	2012
President and Chief Executive Officer, The Tar Heel Companies of North Carolina, Inc., Raleigh, NC (real estate property management and development); Secretary-Treasurer, Carolina Janitorial and Maintenance Supply, Inc., 1995-Present; President and Chief Executive Officer, Tar Heel Commercial Realty, Inc., Raleigh, NC

Charles A. Paul, III (45)	2002(2)	2012	Managing Partner, Harbor Island Partners, LLC, Wilmington, NC (private equity)
Francis R. Quis, Jr. (61)	2000(3)	2012	Owner and President, Quis Machinery, Inc., Southern Pines, NC (industrial machinery distributor)
Jon S. Rufty (56)	1998	2013	Owner and President, Rufty Homes, Inc., Cary, NC (residential construction company)

Name and Age	Director Since(1)	Term Expires	Principal Occupation and Business Experience During the Past Five Years

Stephen K. Zaytoun (53)	1998	2013	Owner and President, Zaytoun & Associates, Inc., Cary, NC (insurance agency)
_______________

(1)	Includes service as a director of Crescent State Bank which reorganized into the bank holding company form of organization in 2001. Each director also serves as a director of Crescent State Bank.

(2)	Includes former service as a director of Port City Capital Bank, Wilmington, North Carolina. The Company acquired Port City Capital Bank on August 31, 2006.

(3)	Includes former service as a director of Centennial Bank, Southern Pines, North Carolina. The Company acquired Centennial Bank on August 29, 2003.

Qualifications of Directors

A description of the specific experience, qualifications, attributes, or skills that led to the conclusion that each of the directors should serve as a director of the Company is presented below. Each of these directors brings a unique perspective and set of qualifications to the Board of Directors and each is involved in their local community and our market area through their professional pursuits and civic involvement. Many of the Company’s directors have attended the North Carolina Bank Directors’ College, a program initiated by the North Carolina Office of the Commissioner of Banks to keep bank directors current on key banking issues.

Brent D. Barringer, 51, is a founding director of the Company.  Mr. Barringer is an attorney and partner with Barringer Law Firm, LLP, Cary, North Carolina.  His areas of practice concentrate in corporate and business law, commercial real estate, and residential development.  Prior to founding Barringer Law Firm in 1986, Mr. Barringer served as a Law Clerk to Senior Judge Eugene A. Gordon, U.S. District Court, Middle District of North Carolina.  Graduating with highest honors, Mr. Barringer received a B.S. degree in Business Administration from the University of North Carolina at Chapel Hill in 1981, followed by a Juris Doctor degree from the University of North Carolina School of Law in 1984. Mr. Barringer has served as Chairman of the Board of Directors of the Cary Chamber of Commerce, as Cary’s representative on the Wake County Economic Development Commission, and as board member of the N.C. Housing Finance Agency.  Mr. Barringer is currently serving in his second term as a member of the University of North Carolina (System) Board of Governors and has served as chair or co-chair of numerous committees for that board.  Mr. Barringer also currently serves on the Centennial Authority of the RBC Center and was a founding member of that Authority at its inception in 1995.

William H. Cameron, 57, a director of the Company since 2006, was a founding director of Port City Capital Bank (2002) prior to its acquisition by Crescent State Bank in 2006.  Mr. Cameron has extensive executive experience in corporate and real estate finance, real estate development, and private equity.  He has been President of Cameron Management, Inc. since 2000 and has held leadership positions in a number of businesses over the last 25 years.  Mr. Cameron served as Chief Operating Officer of Atlantic Telecasting Corporation, the NBC television affiliate in Wilmington, North Carolina. Mr. Cameron holds a B.S. in Business Administration and a Juris Doctor degree from the University of North Carolina at Chapel Hill.  He has successfully completed the North Carolina Bank Directors’ College and has participated in numerous Advanced Bank Directors’ College programs.  As an active business, civic and charitable leader, Mr. Cameron serves on the board of numerous organizations including Cape Fear Memorial Foundation and Champion McDowell Davis Foundation.  He is president of the Dan Cameron Family Foundation, Inc. which has made significant contributions to the economic and cultural development of the Wilmington area.

Michael G. Carlton, 49, has served as President, Chief Executive Officer and Board member since inception of the Company and the Bank in 1998.  He, along with ten other directors, founded Crescent State Bank.  Mr. Carlton oversees both the day-to-day operations, as well as the Bank’s strategic growth.  As a second-generation banker, Mr. Carlton has 27 years of extensive experience in bank management.  His educational background includes successful completion of the North Carolina Bank Directors’ College, an intensive training program for bank directors, and participation in numerous Advanced Bank Directors’ College programs.  Mr. Carlton holds a Bachelor of Science in Finance degree from Elon University.  He has held numerous leadership positions in the North Carolina Bankers Association (NCBA) including service as a member of NCBA’s Board of Directors and Executive Committee.  Mr. Carlton is past Provost for NCBA’s 2010 North Carolina School of Banking.  As an active leader in his community, Mr. Carlton currently serves on The Salvation Army of Wake County’s Advisory Board and is active in a number of civic and charitable organizations.  In 2008 Mr. Carlton was selected by Business Leader magazine as an Impact Business Leader.

James A. Lucas, Jr. 59, is a founding director of the Company.  Mr. Lucas, a Certified Public Accountant, is managing partner of James A. Lucas and Company, LLP, a private accounting firm established in 1966 by his father.  Mr. Lucas joined the family firm in 1974 and became managing partner in 1985.  He holds a Bachelor of Science degree from the University of North Carolina at Chapel Hill.  He was certified as a CPA in 1975.  Mr. Lucas successfully completed the North Carolina Bank Directors’ College, an intensive training program for bank directors, and has participated in other bank-related continuing education courses.  Mr. Lucas has 36 years of experience in corporate finance, accounting, tax, and auditing of businesses in various industries.  He is a member of the American Institute of Certified Public Accountants and the North Carolina Association of Certified Public Accountants.  Mr. Lucas currently serves on the Board of Visitors of the University of North Carolina at Chapel Hill.

Kenneth A. Lucas, 57, is a founding director of the Company and current Chairman of Directors Loan Committee.  Mr. Lucas has extensive experience in the development and management of income-producing real estate in North Carolina.  Since 1994 Mr. Lucas has been President and Chief Executive Officer of The TarHeel Companies of North Carolina, Inc., a real estate property management and development firm founded in 1976 by his father.  He also serves as President and Chief Executive Officer of TarHeel Commercial Realty, Inc., is a manager/member of TarHeel Express Maintenance and Supply, LLC and serves as Secretary/Treasurer of Carolina Janitorial and Maintenance Supply, Inc.  Mr. Lucas is a licensed Real Estate Broker and Property and Casualty Insurance agent in North Carolina.  In 2004 Mr. Lucas successfully completed the North Carolina Bank Directors’ College, a training program for Bank Directors and has completed several Advanced Directors’ College programs.  Mr. Lucas is a director of the Windemere Home Owners Association in North Myrtle Beach, South Carolina and a director of Eastwood Property Group, LLC., in Wilmington, North Carolina.

Charles A. Paul, III, 45, a director of the company since 2006, was a founding director of Port City Capital Bank (2002) prior to its acquisition by Crescent State Bank in 2006.  Mr. Paul has been the Managing Partner of Harbor Island Partners, LLC, a private equity firm headquartered in Wilmington, North Carolina, since 2000.  Prior to the formation of Harbor Island Partners, LLC, Mr. Paul was a partner at Arnolt Partners, LLC, a private equity firm headquartered in Indianapolis, Indiana.  Mr. Paul has been responsible for managing private equity investments in a diverse mix of industry and product/service company holdings, including finance, media, publishing, health-care, manufacturing, retailing and real estate industries.  Prior to his tenure at Arnolt Partners, LLC, Mr. Paul worked in the investment banking industry, principally specializing in the distressed securities area.  Mr. Paul spent his investment banking tenure working in Manhattan, New York, and was previously employed by Merrill Lynch & Co., Colony Capital, LLC and Salomon Brothers, Inc.  Mr. Paul holds a Bachelor of Arts Honors Degree in Economics from Holy Cross College and a Masters in Business Administration from Harvard University.  He successfully completed the North Carolina Bank Directors’ College, an intensive training program for bank directors, and has participated in Advanced Directors’ College programs.  Mr. Paul currently serves on the Board of Trustees of Cape Fear Academy, the Executive Committee of Bald Head Island Limited, LLC, the Board of Cape Fear Council Boy Scouts of America (Mr. Paul is an Eagle Scout), and on the Board of the University of North Carolina at Wilmington Cameron School of Business.

Francis R. Quis, Jr., 61, a director of the company since 2003, formerly served as a director of Centennial Bank (2000-2003) prior to its acquisition by Crescent State Bank.  Mr. Quis is President and Owner of Quis Machinery, Inc. a distributorship serving the Carolinas, Virginia and Eastern Tennessee.  As the owner of a privately held business, Mr. Quis has over 30 years of management experience.  In addition to his involvement in the local economy as a business owner, Mr. Quis is an active leader in municipal government.  He has served as a council member and is former Mayor of the Town of Southern Pines, North Carolina.  Mr. Quis currently serves on the board of The Sandhills Community College Foundation, Inc. and is active in numerous civic and charitable organizations.

Jon S. Rufty, 56, is a founding director of the company.  Mr. Rufty is owner and president of Rufty Homes, Inc., a residential construction company noted for personalized quality, as well as designing and building high performance, customized homes that focus on energy efficiency, green building and health-conscious construction.  Mr. Rufty holds a Business Management degree, with a concentration in economics and marketing, from North Carolina State University.  He has completed several Advanced Directors’ College programs. During his 22 years in the residential construction industry Mr. Rufty has received numerous awards, including four separate awards as Home Builder of the Year presented by the Home Builders Association and TSMC of Wake, Durham, Chatham and Orange Counties.  Mr. Rufty is the creator of nationally recognized HealthyHouse™ which focuses on green building and was co-sponsored by American Lung Association. He has held numerous leadership positions in the Home Builders Association of Wake County, including serving as President and as a member of the Board of Directors.  As an active civic and charitable leader, Mr. Rufty was builder of Duke Children’s Hospital Charity House with proceeds donated to Duke Children’s Hospital, Durham, North Carolina.  Mr. Rufty is currently active with Make-A-Wish Charity House and serves on the Board of Advisors for North Carolina State University’s College of Management.

Stephen K. Zaytoun, 53, is a founding director of the company.  Mr. Zaytoun is Owner and President of Zaytoun & Associates, Inc., an insurance agency and employee benefit consulting firm based in Cary, North Carolina.  A Chartered Life Underwriter (CLU), Mr. Zaytoun has over 30 years of management experience in the insurance industry.  He holds a business and finance degree from the University of North Carolina-Chapel Hill.  Mr. Zaytoun is active in numerous business, civic and cultural organizations.  He has served as a member of the North Carolina Aeronautics Council.  From 2001-2005 Mr. Zaytoun served as Treasurer of North Carolina Citizens for Business and Industry (NCCBI), a nonpartisan, nonprofit organization representing more than 2,000 companies statewide.  He has served on the Board of the Raleigh Convention & Visitors Bureau, is an active member of the Cary Chamber of Commerce and the YMCA of the Triangle.  As an Eagle Scout, Mr. Zaytoun remains active in the Boy Scouts of America program.  Mr. Zaytoun is a member of the Board of Trustees of Cardinal Gibbons High School and currently serves on the Tryon Palace Commission which supports the historic preservation of North Carolina’s first capital and governors’ mansion located in New Bern, North Carolina.

Director Relationships

Only one family relationship on the Board of Directors exists.  James A. Lucas, Jr. and Kenneth A. Lucas are brothers.  No director is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) thereof, or any company registered as an investment company under the Investment Company Act of 1940.  Mr. Carlton served as a member of the Board of Directors of Silverton Bank, N.A., Atlanta, Georgia from 2005 to 2009.  Silverton Bank was subject to examination by the Office of the Comptroller of the Currency, or the “OCC.” Such examination identified issues relating to Silverton Bank’s business, financial condition and operations. As a result, Silverton Bank, acting through its Board of Directors, including Mr. Carlton, was asked to stipulate and consent to the Issuance of a Consent Order, dated February 26, 2009, which was accepted by the OCC.  The Consent Order required Silverton Bank to undertake numerous actions designed to enhance its safety and soundness; including measures to improve capital, liquidity, concentrations of credit, credit administration, credit and collateral exceptions, critized assets, the allowance for loan losses and compliance with applicable banking laws.  Silverton Bank was subsequently closed by the OCC on May 1, 2009 and the Federal Deposit Insurance Corporation was appointed receiver.

Board Leadership Structure and Role in Risk Oversight

The Board of Directors is led by a chairman. At present, the positions of principal executive officer and chairman are held by different persons. The Board does not have a formal policy as to whether the roles of chairman and principal executive officer should be separate. At this time, the Board has determined that separating these roles and having an independent director serve as chairman of the Board is in the best interests of the Company and its shareholders and that this division of responsibility facilitates communication between the Board and executive management and is appropriate given the legal and regulatory requirements applicable to the Company.

Under North Carolina law, the Board of Directors is responsible for managing the business and affairs of the Company, including the oversight of risks that could affect the Company. Although the full Board has responsibility for the general oversight of risks, it primarily conducts its risk oversight function through committees, including the audit committee and the compensation committee, as described below, as well as other committees. The loan committee is responsible for oversight of credit risk and lending policies. The asset-liability committee is responsible for oversight of interest rate risk and liquidity risk. Given the important role of information technology in the Company’s operations and customer service, the Board has established an information technology committee to monitor risks associated with our information technology systems. Each of these committees meet regularly and provide reports of their activities and conclusions to the full Board, which is responsible for reviewing and ratifying the actions of the committees.

Meetings and Committees of the Board of Directors

The Company’s Board of Directors held thirteen meetings during 2010. Each director attended 75% or more of the aggregate number of meetings of the Board of Directors and any committees on which he or she served.  The Company does not have a formal policy regarding director attendance at meetings of shareholders, however, each director is encouraged to attend shareholder meetings.

The Company’s Board of Directors has several standing committees including an Audit Committee, Compensation Committee, Executive Committee and Nominating Committee. The Company’s common stock is listed for quotation on the Nasdaq Global Market and the Audit Committee members are “independent” and financially literate as defined by the Nasdaq listing standards. The Board of Directors has determined that James A. Lucas, Jr., a member of the Audit Committee, meets the requirements of the SEC for qualification as an “audit committee financial expert.” An audit committee financial expert is defined as a person who has the following attributes: (i) an understanding of generally accepted accounting principles (“GAAP”) and financial statements; (ii) the ability to assess the general application of GAAP in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that are of the same level of complexity that can be expected in the registrant’s financial statements, or experience supervising people engaged in such activities; (iv) an understanding of internal controls and procedures for financial reporting; and (v) an understanding of audit committee functions.  The Audit Committee has adopted a formal written charter which is available on the Company’s website at www.crescentstatebank.com.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and executive officers of the Company are required by federal law to file reports with the Securities and Exchange Commission (“SEC”) regarding the amount of and changes in their beneficial ownership of the Company’s common stock.  To the best of the Company’s knowledge, all such ownership reports have been timely filed; except that six reports, one each for Michael G. Carlton, Bruce W. Elder, Thomas E. Holder, Jr., Ray D. Vaughn, W. Keith Betts and Brent D. Barringer, covering an aggregate of seven transactions, were filed late.

Code of Ethics

The Registrant has adopted a Code of Ethics that applies, among others, to its principal executive officer and principal financial officer.  The Registrant’s Code of Ethics is available at www.crescentstatebank.com.

Executive Officers

Set forth below is certain information regarding the current executive officers of the Company and Crescent State Bank.

NAME	AGE	POSITION WITH COMPANY	BUSINESS EXPERIENCE

Michael G. Carlton	49	President, Chief Executive Officer, and Director of Company and Crescent State Bank	President and Chief Executive Officer, Crescent Financial Corporation and Crescent State Bank, Cary, NC, 1998-Present.

Bruce W. Elder	48	Vice President and Secretary of Company and Senior Vice President and Chief Financial Officer of Crescent State Bank	Vice President and Secretary, Crescent Financial Corporation and Senior Vice President and Chief Financial Officer, Crescent State Bank, Cary, NC, 1998-Present.

Thomas E. Holder, Jr.	51	Senior Vice President and Senior Credit Officer of Crescent State Bank	Senior Vice President and Senior Credit Officer, Crescent State Bank, Cary, NC, 1998-Present.

W. Keith Betts	54	Executive Vice President and Market President of Crescent State Bank	Executive Vice President and Market President, Crescent State Bank, 2007 – Present; President and Chief Executive Officer, Port City Capital Bank, Wilmington, NC, 2002 – 2007.

Ray D. Vaughn	58	Senior Vice President and Chief Operating Officer of Crescent State Bank
Senior Vice President and Chief Operating Officer, Crescent State Bank, Cary, NC, 2005-Present; Senior Vice President/Senior Banking Executive, Bank of America, 2002-2005; Senior Vice President/Regional Managing Director, Wachovia Bank, NA, 1976-2002.

ITEM 11 - EXECUTIVE COMPENSATION

The following table shows the cash and certain other compensation paid to or received or deferred by the Company’s principal executive officer and its next two most highly compensated executive officers for services in all capacities during 2010 and 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

Michael G. Carlton	2010	$320,000	—	$58,650	—	—	$241,806	$51,634	(2) (4)	$672,090
President and CEO	2009	320,000	—	—	—	—	193,327	57,078	(2) (3)	570,405

W. Keith Betts	2010	$189,875	—	$7,820	—	—	$41,672	$21,185	(2)(6)	$260,552
Market President and Executive Vice President	2009	189,875	—	—	—	—	37,800	20,970	(2)(6)	248,645

Ray D. Vaughn	2010	$184,000	—	$7,820	—	—	$71,155	$25,818	(2)(6)	$288,793
Chief Operations Officer and Senior Vice President	2009	184,000	—	—	—	—	64,852	30,630	(2)(5)	279,482
_______________

(1)
Calculated in accordance with FASB ASC Topic 718 and represents the fair value of each restricted stock or stock option award based on the market price of the Company’s common stock on the date of grant of such award; the values do not represent actual cash compensation earned.

(2)	Includes 401(k) matching contributions, director fees, where applicable, and premiums paid on the executive’s behalf for medical, disability, dental and life insurance.

(3)	Total perquisites for 2009 exceeded $10,000 and were comprised of a car allowance of $17,211 and club dues of $4,367.

(4)	Total perquisites for 2010 exceeded $10,000 and were comprised of a car allowance of $14,258 and club dues of $4,935.

(5)	Total perquisites for 2009 exceeded $10,000 and were comprised of club dues of $14,425.

(6)	Total perquisites did not exceed $10,000.

Restrictions on Executive Compensation

The Company is a participant in the U.S. Department of the Treasury’s TARP Capital Purchase Program.  On January 9, 2009, the Company issued and sold to the Treasury shares of its preferred stock and a warrant to purchase common stock for an aggregate purchase price of $24.9 million in cash.  In connection with the Treasury’s investment, the Company is required to place limitations on the compensation of its senior executive officers, applicable in certain situations.  In that regard, each of Messrs. Carlton, Elder, Holder, Vaughn and Betts executed a waiver whereby the executive voluntarily released the Company from any and all obligations to pay compensation prohibited by federal law and waived any present or future claims against the Company for any changes to the executive’s regular, bonus or incentive compensation or benefit-related arrangements, agreements, or policies and any other changes required to be made by the Treasury.  These officers have also entered into executive compensation modification agreements to ensure the Company’s compliance with the laws and regulations governing the Company’s participation in the TARP Capital Purchase Program.  Furthermore, the American Recovery and Reinvestment Act of 2009 imposes additional restrictions on Mr. Carlton as the Company’s most highly compensated employee. Specifically, the Company is prohibited from paying or accruing any bonus, retention award or incentive compensation to Mr. Carlton during the time the Treasury holds its investment in the Company.

Executive Employment Agreements

As of September 2008, the Company entered into new employment agreements with each of Michael G. Carlton, President and Chief Executive Officer of the Company and Crescent State Bank (the “Bank”), Bruce W. Elder, Vice President and Principal Accounting Officer of the Company and Senior Vice President and Chief Financial Officer of the Bank, Ray D. Vaughn, Senior Vice President of the Bank and Thomas E. Holder, Jr., Senior Credit Officer of the Bank.  The Company has also entered into an employment agreement, dated as of December 29, 2008, with W. Keith Betts, Executive Vice President of the Bank. Each of these employment agreements was amended in December 2010 in order to enhance technical compliance with Section 409A of the Internal Revenue Code. The following describes the material terms of the Company’s employment agreements with the executive officers listed in the summary compensation table above (collectively referred to as the “Executives”).

Michael G. Carlton.   Mr. Carlton’s employment agreement provides for a three-year term, which renews automatically for an additional year on each anniversary of the agreement, except that his employment and the agreement terminate upon his attainment of age 65.  The agreement provides that Mr. Carlton is to be appointed to the Board of the Company and the Bank.  It provides for a current base salary of $320,000, the payment of country club dues and a new car for his business and personal use every three years.  The agreement provides indemnification to Mr. Carlton for his services as an officer and director and agrees to maintain liability insurance covering him. In the event he is involuntarily terminated without cause or he voluntarily terminates with good reason, Mr. Carlton is entitled to certain post-termination benefits. In these instances, he will receive (i) his then current base salary for 24 months following termination, (ii) post-termination life and medical insurance coverage until (w) he obtains a new job with coverage, (x) attains age 65, (y) dies or (z) the end of the remaining term of the employment agreement as of the date of the termination, whichever occurs first, (iii) the cash out value of his unvested stock options, and (iv) reimbursement for outplacement expenses and support. Mr. Carlton would also be entitled to the salary continuation and insurance benefits described in clauses (i) and (ii) above in the event that his employment was terminated due to disability. The agreement also includes a non-disclosure provision regarding confidential information of the Company and Bank that survives termination of the employment agreement. Payments under Mr. Carlton’s employment agreement are subject to reduction to the extent, and in the manner described, under the heading “Restrictions on Executive Compensation” above. The original terms of the agreement provide that, upon a change in control of the Company, Mr. Carlton is entitled to a payment equal to three times the sum of his then current base salary plus cash bonuses and incentives awarded as of the end of the year before the change in control with a tax gross-up of this change in control benefit to compensate him for excise taxes that may be owing in such event under Sections 280G and 4999 of the Internal Revenue Code.  This change in control benefit and tax gross-up are not currently in effect, due to the provisions of the waiver executed by Mr. Carlton and delivered to the United States Treasury and the executive compensation modification agreement executed by the Company and Mr. Carlton on January 9, 2009. As a result, had a change in control of the Company occurred on December 31, 2010, Mr. Carlton generally would not have been entitled to receive any change in control benefit or tax gross-up payment.

W. Keith Betts.  Mr. Betts’ employment agreement provides for a three-year term, which renews automatically for an additional year on each anniversary of the agreement, except that his employment and the agreement terminate upon his attainment of age 65.  Mr. Betts’ employment agreement provides for a current base salary of $189,800 and perquisites customary for his position and title, including club dues of up to $750 per month. In the event he is involuntarily terminated without cause or voluntarily terminates with good reason, Mr. Betts is entitled to certain post-termination benefits. In these instances, he will receive (i) 2.5 times his then current base salary (this cash severance is not available if he is terminated following a change in control), (ii) the cash out value of his unvested stock options and (iii) reimbursement for outplacement expenses and support. Payments under Mr. Betts’ employment agreement are subject to reduction to the extent, and in the manner described, under the heading “Restrictions on Executive Compensation” above due to the provisions of the waiver executed by Mr. Betts and delivered to the United States Treasury and the executive compensation modification agreement executed by the Company and Mr. Betts on January 9, 2009. Pursuant to the terms of his employment agreement, Mr. Betts is subject to a non-disclosure provision regarding the confidential information of the Company and Bank that survives termination of the employment agreement. If Mr. Betts is no longer employed with the Company or Bank, he is prohibited from soliciting any employees of the Company or Bank for a period of one year following termination. Mr. Betts is also prohibited from competing directly or indirectly with the Company or Bank in New Hanover County, North Carolina and any contiguous counties for a period of two years if his employment terminates before September 1, 2011 and for one year if his employment terminates after September 1, 2011 but before September 1, 2013. After September 1, 2013, Mr. Betts is no longer subject to the non-compete provisions of his employment agreement. In consideration for this non-compete provision, Mr. Betts received payments of $78,333 on each of September 1, 2006, 2007 and 2008.

Ray D. Vaughn.  Mr. Vaughn’s employment agreement provides for a three-year term, which renews automatically for an additional year on each anniversary of the agreement, except that his employment and the agreement terminate upon his attainment of age 65. Mr. Vaughn’s employment agreement provides for a current base salary of $184,000 and perquisites customary for his position and title. The agreement provides indemnification to Mr. Vaughn for his services as an officer and director and agrees to maintain liability insurance covering him. In the event he is involuntarily terminated without cause, Mr. Vaughn is entitled to certain post-termination benefits.  Mr. Vaughn will receive his then current base salary for 12 months following his termination. This benefit will not be paid if Mr. Vaughn is terminated within 24 months following a change in control and will be reduced if he becomes employed during the 12-month period following termination. Payments under Mr. Vaughn’s employment agreement are subject to reduction to the extent, and in the manner described, under the heading “Restrictions on Executive Compensation” above due to the provisions of the waiver executed by Mr. Vaughn and delivered to the United States Treasury and the executive compensation modification agreement executed by the Company and Mr. Vaughn on January 9, 2009.  Mr. Vaughn is subject to a non-disclosure provision regarding the confidential information of the Company and Bank that survives termination of the employment agreement.  If Mr. Vaughn is no longer employed with the Company or Bank, he is prohibited from soliciting any employees of the Company or Bank for a period of one year following termination.  Mr. Vaughn is also prohibited from competing directly or indirectly with the Company or Bank in Wake County, North Carolina and any contiguous counties and in any county in which the Bank has a branch or loan production office as of the date the agreement was signed or in any county in which the Bank establishes a branch or loan production office during the term of the agreement.  This non-compete provision lasts for a period of two years following Mr. Vaughn’s termination.

The foregoing is a summary discussion of the Employment Agreements.  The Company has filed each of the agreements for Messrs. Carlton, Elder, Betts, Holder, and Vaughn, as well as those with its other executive officers with the Securities and Exchange Commission and such agreements are publically available at www.sec.gov.  Please refer to the complete agreements for more information.

Contingent Employment Agreements

In February 2011, the Company and the Bank entered into new employment agreements with each of Messrs. Carlton, Elder, Betts, Holder and Vaughn.  These employment agreements and are contingent upon the closing of the transactions contemplated by the Investment Agreement by and among the Company and Piedmont Community Bank Holdings, Inc and are not yet effective.  Each of the contingent employment agreements is filed as an exhibit to this annual report on Form 10-K and incorporated by reference herein.

401(k) Savings Plan

On April 9, 1999, the Bank adopted the Crescent State Bank Employees’ 401(k) Plan (the “Plan”) effective January 1, 1999.  The Plan provides that employees may elect to defer up to 12% of their salary, subject to the per year contribution limitations contained in Section 402(g) of the Internal Revenue Code.  The Plan calls for the Bank to make matching contributions equal to 100% of the contributing participant’s first 6% elective deferral.  A participant becomes vested in his or her individual account derived from Bank matching contributions immediately.  Due to the immediate vesting in matching contributions, employees must meet a six month service period prior to becoming an eligible contributing participant.  A minimum age requirement of 18 years applies.

Retirement Benefits

Crescent State Bank has also entered into Amended Salary Continuation Agreements and Endorsement Split Dollar Agreements (the “Salary Continuation Agreements” and the “Split Dollar Agreements,” respectively and collectively, the “Retirement Agreements”) with each of its executive officers. The Salary Continuation Agreements are unfunded, but require the Bank to accrue an amount of benefits to be paid to each Executive upon retirement at age 60 for Mr. Carlton and age 65 for Messrs. Betts and Vaughn and under certain other circumstances such as termination after a “change in control.”  To offset the accruals, the Bank purchased life insurance policies on each Executive, the death benefits of which are designed to help compensate for the liability accruals associated with future retirement payments. The one-time premium payments associated with the purchase of these insurance policies were made in August 2003 and May 2008 and aggregated $12.0 million. The Salary Continuation Agreements provide for each of the Executives to receive monthly payments beginning six months after the Executive’s retirement from the Company at age 60 for Mr. Carlton and age 65 for Messrs. Betts and Vaughn, or, under certain circumstances, six months after the Executive’s early termination or disability. The original terms of the Salary Continuation Agreements provide for a lump sum payment to each of Messrs. Betts and Carlton in the event of change in control or if the Executive’s employment is terminated involuntarily or voluntarily with good reason within 24 months of a change in control of the Company for Mr. Vaughn. These change in control benefits are not currently in effect, however, due to the provisions of the waivers and executive compensation modification agreements executed by the Executives. As a result, had a change in control of the Company occurred on December 31, 2009, the Executives would remain entitled to their vested benefits under the Salary Continuation Agreements, but would not have been entitled to receive any change in control payments under such agreements.

Under the terms of the Split Dollar Agreements, the Bank pays the premiums on a life insurance policy on each Executive’s life and the proceeds of each policy are divided between the Bank and the Executive’s beneficiary.  The beneficiaries of Mr. Carlton are entitled to receive 80% of the “net death proceeds,” and Messrs. Betts’ and Vaughn’s beneficiaries are entitled to receive 100% of the “net death proceeds,” or $500,000, whichever is less. The “net death proceeds” are defined as the total policy proceeds minus the cash surrender value of such policy.  As of December 31, 2009, the “net death proceeds” payable to the beneficiaries of Messrs. Carlton, Betts and Vaughn were valued at $1,666,642, $500,000 and $500,000, respectively.

For purposes of both the Employment Agreements and the Retirement Agreements discussed above, “change in control” has the same meaning as defined in Internal Revenue Code section 409A and rules, regulations and guidance promulgated thereunder.

The foregoing is a summary discussion of the Retirement Agreements.  The Company has filed each of the agreements for Messrs. Carlton, Betts and Vaughn, as well as those with its other executive officers with the Securities and Exchange Commission and such agreements are publically available at www.sec.gov.  Please refer to the complete agreements for more information.  The following table presents information regarding the Salary Continuation Agreements.  The pension benefits associated with this plan are anticipated to be frozen at April 30, 2011.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year

Michael G. Carlton	Salary Continuation	8	$794,192	$0
W. Keith Betts	Salary Continuation	4	133,835	0
Ray D. Vaughn	Salary Continuation	4	228,637	0

Incentive Awards

The Board, in anticipation that the Company’s financial results for 2010 would not be at levels historically attained by the Company, elected to suspend the management incentive plan for 2010.  As a result, management was not eligible for non-equity incentive awards under any plan or arrangement during 2010 and no such awards were paid.

As of December 31, 2010, 195,879 equity based awards in the form of incentive or nonstatutory stock options, restricted stock grants, long-term incentive units or stock appreciation rights may be issued to directors, officers and employees under the Company’s 2006 Omnibus Plan.

The following table presents information about outstanding equity awards held by the executive officers as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	No. of Securities Underlying Unexercised Options Exercisable	No. of Securities Underlying Options Unexercisable	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Michael G. Carlton	—	—	—	—	—	5,000		$11,200	—	—
	—	—	—	—	—	15,000		33,600	—	—

W. Keith Betts	2,877	-0-	—	$3.98	1/19/15	—		—	—	—
	12,440	-0-	—	$5.61	11/16/15	—		—	—	—
	—	—	—	—	—	4,062	(2)	$9,099	—	—
	—	—	—	—	—	5,000		11,200	—	—
	—	—	—	—	—	2,000		4,480	—	—

Ray D. Vaughn	12,650	-0-	—	$11.85	11/15/15	—		—	—	—
	—	—	—	—	—	5,000		$11,200	—	—
	—	—	—	—	—	2,000		4,480	—	—
_______________

(1)	Market value based on the per share price of the Company’s stock on December 31, 2010 of $2.24.

(2)	Adjusted for a stock split effected as a 10% stock dividend in May 2007.

None of the Company’s executive officers exercised stock options during the fiscal year ended December 31, 2010.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Michael G. Carlton	—	—	5,500	$18,425

W. Keith Betts	—	—	—	—

Ray D. Vaughn	—	—	2,200	$7,370

(1)	Value realized based on the per share price of the Company’s stock on January 22, 2010 of $3.35.

Director Compensation

Board Fees.  Directors are paid an annual retainer of $12,000, with the Chairman of the Board of Directors receiving an annual retainer of $14,000. Additionally, each director received $400 and the chairperson received $550 per committee meeting attended.  At each individual director’s option, directors may receive a 40% premium on all fees if the director has chosen to participate in the Directors Compensation Plan, which was adopted by the Board in 2005. Those directors who have elected to participate in the Directors Compensation Plan remit their fees plus the 40% premium to a third party who then purchases shares of common stock of the Company on the open market for the benefit of each director. As of December 31, 2010, all but two directors were participating in the Directors Compensation Plan.

2000 Nonstatutory Stock Option Plan for Directors.  Upon the Company’s acquisition of Centennial Bank on August 29, 2003, the Centennial Bank 2000 Nonstatutory Stock Option Plan (the “2000 Nonstatutory Stock Option Plan”) was adopted by the Company and options under that plan were converted into options to purchase shares of the Company’s common stock.  The 2000 Nonstatutory Stock Option Plan was originally approved by the shareholders of Centennial Bank in 2000, and the acquisition of Centennial Bank, including the adoption of Centennial Bank’s existing stock option plans, was approved by the shareholders of the Company on July 22, 2003.  The 2000 Nonstatutory Stock Option Plan authorized the issuance of options covering 130,194 shares, as adjusted for stock dividends, of the Company’s common stock.  The granting of options under the 2000 Nonstatutory Plan has been frozen.  No additional options may be granted and no options were granted under the 2000 Nonstatutory Stock Option Plan during 2009.

2002 Nonstatutory Stock Option Plan for Directors.  Upon the Company’s acquisition of Port City Capital Bank on August 31, 2006, the Port City Capital Bank 2002 Nonstatutory Stock Option Plan (the “2002 Nonstatutory Stock Option Plan”) was adopted by the Company and options under that plan were converted into options to purchase shares of the Company’s common stock.  The 2002 Nonstatutory Stock Option Plan was originally approved by the shareholders of Port City Capital Bank in 2002, and the acquisition of Port City Capital Bank, including adoption of Port City Capital Bank’s existing stock option plans, was approved by the shareholders of the Company on July 11, 2006.  The 2002 Nonstatutory Stock Option Plan authorizes the issuance of options covering 251,304 shares, as adjusted for dividends, of the Company’s common stock.  All options available under the 2002 Nonstatutory Stock Option Plan had been granted prior to the acquisition of Port City Capital Bank and no additional options may be granted.

2006 Omnibus Stock Ownership and Long-Term Incentive Plan.  The shareholders of the Company approved the 2006 Omnibus Stock Ownership and Long-Term Incentive Plan (“the 2006 Omnibus Plan”) at the 2006 Annual Meeting of Shareholders to replace the previously approved stock option plans of the Company.  The 2006 Omnibus Plan authorizes the issuance of awards covering 368,500 shares of the Company’s common stock.  The awards may be issued in the form of incentive stock option grants, nonstatutory stock option grants, restricted stock grants, long-term incentive compensation units or stock appreciation rights.  In the event the number of shares of common stock that remain available for future issuance under the 2006 Omnibus Plan as of the last day of each calendar year is less than 1.5% of the total number of shares of common stock issued and outstanding as of such date, then the pool of awards shall be increased by the difference between 1.5% of the total number of shares of common stock issued and outstanding and the number of awards still remaining in the 2006 Omnibus Plan pool.

The following table presents a summary of all compensation earned by the Company’s directors for their service as such during the year ended December 31, 2010.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation(1)	Total

Brent D. Barringer	$17,000	—	—	$6,800	$23,800
William H. Cameron	17,600	—	—	7,040	24,640
Michael G. Carlton	12,000	—	—	—	12,000
Bruce I. Howell(2)	28,800	—	—	11,520	40,320
James A. Lucas, Jr.	17,400	—	—	6,960	24,360
Kenneth A. Lucas	34,450	—	—	13,780	48,230
Sheila Hale Ogle(3)	6,800	—	—	2,720	9,520
Charles A. Paul, III	22,100	—	—	8,840	30,940
Francis R. Quis, Jr.	29,400	—	—	11,760	41,160
Jon S. Rufty	23,800	—	—	9,520	33,320
Stephen K. Zaytoun	15,650	—	—	—	15,650
_______________

(1)	Consists of a 40% premium paid in connection with the individual director’s participation in the Directors Compensation Plan.

(2)	Mr. Howell retired from the Board of Directors effective February 21, 2011.

(3)	Ms. Ogle retired from the Board of Directors effective May 25, 2010.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 1, 2011, no shareholder known to management beneficially owned more than 5% of the Company’s common stock, except as listed in the following table.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS(3)

James A. Lucas, Jr. 4909 Western Blvd., Suite 200 Raleigh, NC 27606	555,676	(9)	5.77

Kenneth A. Lucas 7424 Chapel Hill Road Raleigh, NC 27607	484,158	(10)	5.03

As of March 1, 2011, the beneficial ownership of the Company’s common stock, by directors and executive officers individually, and as a group, was as follows:

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)(2)		PERCENT OF CLASS(3)

Brent D. Barringer Cary, NC	132,526	(4)	1.38

W. Keith Betts Wilmington, NC	56,983		0.59

William H. Cameron Wilmington, NC	76,823	(5)	0.80

Michael G. Carlton Cary, NC	113,116	(6)	1.18

Bruce W. Elder Cary, NC	29,802		0.31

Thomas E. Holder, Jr. Cary, NC	30,755	(7)	0.32

James A. Lucas, Jr. Raleigh, NC	555,676	(8)	5.77

Kenneth A. Lucas Garner, NC	484,158	(9)	5.03

Charles A. Paul, III Wilmington, NC	137,627	(10)	1.42

Francis R. Quis, Jr. Cary, NC	84,997	(11)	0.88

Jon S. Rufty Cary, NC	77,694	(12)	0.81

Ray D. Vaughn Raleigh, NC	25,680		0.27

Stephen K. Zaytoun Raleigh, NC	36,110		0.38

All Directors and Executive Officers as a Group (13 persons)	1,841,947		18.92
_______________

(1)
Except as otherwise noted, to the best knowledge of the Company’s management, the above individuals and group exercise sole voting and investment power with respect to all shares shown as beneficially owned other than the following shares as to which such powers are shared jointly with the individual’s spouse: Mr. Barringer – 119,473 shares; Mr. Carlton – 45,674 shares; and Mr. Elder – 19,802 shares.

(2)
Included in the beneficial ownership tabulations are the following options to purchase shares of common stock of the Company exercisable within 60 days of March 1, 2011: Mr. Betts – 15,317 shares; Mr. Cameron – 4,461 shares; Mr. Paul – 37,106 shares; Mr. Quis – 13,019 shares; and Mr. Vaughn – 12,650 shares.

(3)
The calculation of the percentage of class beneficially owned by each individual and the group is based on the sum of (i) a total of 9,664,059 shares of common stock outstanding as of March 1, 2011, and (ii) options to purchase shares of common stock which are exercisable within 60 days of March 1, 2011.

(4)	Includes 13,053 shares held in Mr. Barringer’s spouse’s SEP/IRA account. Includes 67,541 shares pledged as collateral.

(5)	Includes 14,112 shares held by Mr. Cameron as trustee for his children’s trust.

(6)	Includes 2,532 shares held by Mr. Carlton’s spouse individually.

(7)	Includes 834 shares held by Mr. Holder as custodian for minor children.

(8)
Includes 148,887 shares held indirectly through a limited liability company of which Mr. James Lucas has a 33.33% membership interest, 80,600 shares held indirectly through a limited liability company of which Mr. James Lucas has a 50% membership interest membership interest and 1,689 shares held indirectly through a corporation of which Mr. James Lucas has a 29% interest. Such shares are also attributed to Mr. Kenneth Lucas as set forth in footnote 9 below. The combined voting power of Messrs. James and Kenneth Lucas is actually 8.35%, inclusive of all stock options exercisable within 60 days of March 1, 2011.  Also includes 7,060 shares held indirectly through an investment club of which Mr. James Lucas has a 5.88% interest.

(9)
Includes 148,887 shares held indirectly through a limited liability company of which Mr. Kenneth Lucas has a 33.33% membership interest, 80,600 shares held indirectly through a limited liability company of which Mr. Kenneth Lucas has a 50% membership interest and 3,498 shares held indirectly through a corporation for which Mr. Kenneth Lucas serves as President. Such shares are also attributed to Mr. James Lucas as set forth in footnote 8 above. The combined voting power of Messrs. James and Kenneth Lucas is actually 8.35%, inclusive of all stock options exercisable within 60 days of March 1, 2011.  Includes 232,985 shares pledged as collateral.

(10)	Includes 2,922 shares owned individually by Mr. Paul’s spouse and 51,008 shares owned by a business Mr. Paul controls.

(11)	Includes 1,842 shares held individually by Mr. Quis’ spouse.

(12)	Includes 8,716 shares held individually by Mr. Rufty’s spouse.

Stock Option Plans

Set forth below is certain information regarding the Registrant’s various stock option plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	299,611	$6.03	195,879
Equity compensation plans not approved by security holders	None	None	None
Total	299,611	$6.03	195,879

See additional information in Note Q under the heading "Employee and Director Benefit Plans - Stock Option Plans" in Item 8 of this report.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Indebtedness of and Transactions with Management

Crescent State Bank has had, and expects to have in the future, transactions in the ordinary course of business with certain of its current directors, nominees for director, executive officers and their associates.  All loans included in such transactions were made on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing at the time such loans were made for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features. Loans made by the Bank to directors and executive officers are subject to the requirements of Regulation O of the Board of Governors of the Federal Reserve System.  Regulation O requires, among other things, prior approval of the Board of Directors with any “interested director” not participating, dollar limitations on amounts of certain loans and prohibits any favorable treatment being extended to any director or executive officer in any of the Bank’s lending matters.  To the best knowledge of the management of the Company and the Bank, Regulation O has been complied with in its entirety.

Director Independence

With the exception of Mr. Carlton, each member of the Company’s Board of Directors is “independent” as defined by Nasdaq listing standards and the regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).  In making this determination the Board considered insider transactions with directors for the provision of goods or services to the Company and its subsidiary bank. All such transactions were conducted at arm’s length upon terms no less favorable than those that would be available from an independent third party.  Specific transactions considered by the Board of Directors were certain legal services rendered to Crescent State Bank by Barringer Law Firm, LLP, a related interest of Mr. Barringer, certain maintenance and repair services rendered to Crescent State Bank by Tarheel Express Maintenance and Supply, LLC, a related interest of Mr. K. Lucas and certain lease payments paid to related interests of Messrs. Barringer, J. Lucas, K. Lucas and Quis.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Dixon Hughes PLLC is expected to change its name to Dixon Hughes Goodman LLP (“Dixon Hughes Goodman”) in connection with its merger with Goodman & Company effective April 1, 2011.  The following table represents fees for professional services rendered by Dixon Hughes Goodman for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2010 and 2009 and fees billed in 2010 and 2009 for audit-related services, tax services and all other services rendered by Dixon Hughes Goodman for each of those fiscal years.

AUDIT FEES

Category	Amount Paid 2010	Amount Paid 2009

Audit Fees (1):	$174,928	$138,695
Audit-Related Fees(2):	22,220	20,975
Tax Fees:	14,800	12,000
All Other Fees:	-0-	-0-
Total Fees Paid:	$211,948	$171,670

_______________

(1)
Fees billed or expected to be billed for professional services rendered for the audit of the Company’s annual consolidated financial statements and for reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q.

(2)	Audit related fees paid during 2010 include professional services rendered to provide accounting consultations as well as an audit of the 2009 employee benefit plan.

All services rendered by Dixon Hughes Goodman during 2010 and 2009 were subject to pre-approval by the Audit Committee.

Report of the Audit Committee

The Audit Committee is responsible for receiving and reviewing the annual audit report of the Company’s independent auditors and reports of examinations by bank regulatory agencies, and helping to formulate, implement, and review the Company’s internal audit programs.  The Audit Committee assesses the performance and independence of the Company’s independent auditors and recommends their appointment and retention. The Audit Committee has in place pre-approval policies and procedures that involve an assessment of the performance and independence of the Company’s independent auditors, an evaluation of any conflicts of interest that may impair the independence of the independent auditors and pre-approval of an engagement letter that outlines all services to be rendered by the independent auditors.

During the course of its examination of the Company’s audit process in 2010, the Audit Committee reviewed and discussed the audited financial statements with management.  The Audit Committee also discussed with the Company’s independent auditors, Dixon Hughes PLLC, all matters required to be discussed by the Statement of Auditing Standards No. 114, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. Furthermore, the Audit Committee received from Dixon Hughes PLLC written disclosures and correspondence regarding their independence required by applicable requirements of the Public Company Accounting Oversight Board and discussed with Dixon Hughes PLLC their independence with respect to the Company and the Bank.

Based on the review and discussions above, the Audit Committee: (i) recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for filing with the SEC; and (ii) recommended that shareholders ratify the appointment of Dixon Hughes PLLC as auditors for 2011.

The Audit Committee has considered whether the principal accountant’s provision of certain non-audit services to the Company is compatible with maintaining the independence of Dixon Hughes PLLC.  The Audit Committee has determined that it is compatible with maintaining the independence of Dixon Hughes PLLC.

This report is submitted by the Audit Committee:

William H. Cameron
James A. Lucas, Jr.
Charles A. Paul, III (Chairman)
Francis R. Quis, Jr.

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1) and (2)               Lists of Financial Statements and Schedules

The following consolidated financial statements of the Registrant are filed as a part of this report:

•	Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009
•	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008
•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008
•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
•	Notes to Consolidated Financial Statements
•	Report of Independent Registered Public Accounting Firm

(3)           Listing of Exhibits

Exhibits filed with this report are listed in the Index to Exhibits.  The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this report:

•	1999 Incentive Stock Option Plan
•	1999 Nonqualified Stock Option Plan for Directors
•	Form of Employment Agreement between the Registrant and Michael G. Carlton
•	Form of Employment Agreement between the Registrant and Bruce W. Elder
•	Form of Employment Agreement between the Registrant and Thomas E. Holder, Jr.
•	Form of Employment Agreement between the Registrant and Ray D. Vaughn
•	Form of Employment Agreement between the Registrant and W. Keith Betts
•	Form of Amendment to Employment Agreement between the Registrant and Michael G. Carlton
•	Form of Amendment to Employment Agreement between the Registrant and Bruce W. Elder
•	Form of Amendment to Employment Agreement between the Registrant and Thomas E. Holder, Jr.
•	Form of Amendment to Employment Agreement between the Registrant and Ray D. Vaughn
•	Form of Amendment to Employment Agreement between the Registrant and W. Keith Betts
•	Form of Salary Continuation Agreement with Michael G. Carlton
•	Salary Continuation Agreement with Bruce W. Elder
•	Salary Continuation Agreement with Thomas E. Holder, Jr.
•	Form of Salary Continuation Agreement with Ray D. Vaughn
•	Salary Continuation Agreement with W. Keith Betts
•	Form of Amendment to Salary Continuation Agreement with Michael G. Carlton
•	Form of Amendment to Salary Continuation Agreement with Bruce W. Elder
•	Form of Amendment to Salary Continuation Agreement with Thomas E. Holder, Jr.
•	Form of Amendment to Salary Continuation Agreement with Ray D. Vaughn
•	Form of Amendment to Salary Continuation Agreement with W. Keith Betts
•	Endorsement Split Dollar Agreement with Michael G. Carlton
•	Endorsement Split Dollar Agreement with Bruce W. Elder
•	Endorsement Split Dollar Agreement with Thomas E. Holder, Jr.
•	Endorsement Split Dollar Agreement with Ray D. Vaughn
•	Endorsement Split Dollar Agreement with W. Keith Betts
•	Crescent State Bank Directors’ Compensation Plan
•	2006 Omnibus Stock Ownership and Long Term Incentive Plan
•	Employment Agreement with Michael G. Carlton contingent upon closing of the transactions contemplated by the Investment Agreement filed as Exhibit 2 to this Annual Report on Form 10-K
•	Employment Agreement with W. Keith Betts contingent upon closing of the transactions contemplated by the Investment Agreement filed as Exhibit 2 to this Annual Report on Form 10-K
•	Employment Agreement with Ray D. Vaughn contingent upon closing of the transactions contemplated by the Investment Agreement filed as Exhibit 2 to this Annual Report on Form 10-K
•	Form of Executive Compensation Modification Agreement
•	Indemnification Agreement

(b)           Exhibits

Exhibits filed with this report are listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION
Registrant

	By:	/s/ Michael G. Carlton
Michael G. Carlton
Date: March 29, 2011		President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael G. Carlton	March 29, 2011
Michael G. Carlton, President and Chief Executive Officer, Director (Principle Executive Officer)

/s/ Bruce W. Elder	March 29, 2011
Bruce W. Elder, Vice President
(Principal Financial Officer and Principle Accounting Officer)

/s/ Brent D. Barringer	March 29, 2011
Brent D. Barringer, Director

/s/ William H. Cameron	March 29, 2011
William H. Cameron, Director

/s/ James A. Lucas	March 29, 2011
James A. Lucas, Director

/s/ Kenneth A. Lucas	March 29, 2011
Kenneth A. Lucas, Director

/s/ Charles A. Paul	March 29, 2011
Charles A. Paul, Director

/s/ Francis R. Quis, Jr.	March 29, 2011
Francis R. Quis, Jr., Director

/s/ Jon S. Rufty	March 29, 2011
Jon S. Rufty, Director

/s/ Stephen K. Zaytoun	March 29, 2011
Stephen K. Zaytoun, Director

Exhibit Number	Exhibit

3(i)	Articles of Incorporation, as amended(11)

3(ii)	Bylaws(1)

4	Form of Common Stock Certificate(1)

4(ii)	Form of Stock Certificate for Series A Preferred Stock(11)

4(iii)	Warrant to Purchase Common Stock(11)

10(i)	1999 Incentive Stock Option Plan(2)

10(ii)	1999 Nonqualified Stock Option Plan(2)

10(iii)	Employment Agreement Michael G. Carlton(10)

10(iv)	Employment Agreement of Bruce W. Elder (10)

10(v)	Employment Agreement of Thomas E. Holder, Jr. (10)

10(vi)	Amended and Restated Trust Agreement of Crescent Financial Capital Trust I(3)

10(vii)	Indenture(3)

10(viii)	Junior Subordinated Debenture(3)

10(ix)	Guarantee Agreement(3)

10(x)	Salary Continuation Agreement with Michael G. Carlton (10)

10(xi)	Salary Continuation Agreement with Bruce W. Elder(6)

10(xii)	Salary Continuation Agreement with Thomas E. Holder, Jr.(6)

10(xiii)	Endorsement Split Dollar Agreement with Michael G. Carlton(3)

10(xiv)	Endorsement Split Dollar Agreement with Bruce W. Elder(3)

10(xv)	Endorsement Split Dollar Agreement with Thomas E. Holder, Jr.(3)

10(xvi)	Crescent State Bank Directors’ Compensation Plan(4)

10(xvii)	Salary Continuation Agreement with Ray D. Vaughn (10)

10(xviii)	Salary Continuation Agreement with W. Keith Betts(7)

10(xix)	Employment Agreement with Ray D. Vaughn (10)

10(xx)	Employment Agreement of W. Keith Betts(7)

10(xxi)	Endorsement Split Dollar Agreement with Ray D. Vaughn(6)

10(xxii)	Endorsement Split Dollar Agreement with W. Keith Betts(6)

10(xxiii)	Subordinated Term Loan Agreement dated September 26, 2008, by and between Crescent State Bank and United Community Bank(8)

10(xxiv)	2006 Omnibus Stock Ownership and Long Term Incentive Plan(9)
10(xxv)	Form of Executive Compensation Modification Agreement(11)

10(xxvi)	Form of Amendment to Employment Agreement between Registrant and Michael G. Carlton (Filed herewith)
10(xxvii)	Form of Amendment to Employment Agreement between Registrant and Bruce W. Elder (Filed herewith)
10(xxviii)	Form of Amendment to Employment Agreement between Registrant and Thomas E. Holder, Jr. (Filed herewith)
10(xxix)	Form of Amendment to Employment Agreement between Registrant and Ray D. Vaughn (Filed herewith)
10(xxx)	Form of Amendment to Employment Agreement between Registrant and W. Keith Betts (Filed herewith)
10(xxxi)	Form of Amendment to Salary Continuation Agreement with Michael G. Carlton (Filed herewith)

10(xxxii)	Form of Amendment to Salary Continuation Agreement with Bruce W. Elder (Filed herewith)

10(xxxiii)	Form of Amendment to Salary Continuation Agreement with Thomas E. Holder, Jr. (Filed herewith)

10(xxxiv)	Form of Amendment to Salary Continuation Agreement with Ray D. Vaughn (Filed herewith)

10(xxxv)	Form of Amendment to Salary Continuation Agreement with W. Keith Betts (Filed herewith)

10(xxxvi)	Employment Agreement with Michael G. Carlton contingent upon closing of the transactions contemplated by the Investment Agreement filed as Exhibit 2 to this Annual Report on Form 10-K (Filed herewith)

10(xxxvii)	Employment Agreement with W. Keith Betts contingent upon closing of the transactions contemplated by the Investment Agreement filed as Exhibit 2 to this Annual Report on Form 10-K (Filed herewith)

10(xxxviii)	Employment Agreement with Ray D. Vaughn contingent upon closing of the transactions contemplated by the Investment Agreement filed as Exhibit 2 to this Annual Report on Form 10-K (Filed herewith)

10(xxxix)	Investment Agreement dated February 23, 2011 (Filed herewith)

10(xxxx)	Indemnification Agreement (Filed herewith)

21	Subsidiaries (Filed herewith)

23	Consent of Dixon Hughes PLLC (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99(ii)	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

99(iii)	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)
_____________________________________

1.	Incorporated by reference to the Registrant’s 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002.

2.	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on September 5, 2001.

3.	Incorporated by reference from Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.

4.	Incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2006.

5.	Filed with the Securities and Exchange Commission pursuant to Rule 14a-6.

6.	Incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008.

7.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008.

8.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2008.

9.	Incorporated by reference from Exhibit 99.1 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 11, 2006.

10.	Incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2009.

11.	Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2009.