Form 10-Q
period 2011-03-31
CRESCENT FINANCIAL CORP
filed 2011-05-13
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Common Stock, $1.00 par value 9,664,059 shares outstanding as of May 12, 2011.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31,
	(Unaudited)	2010*
ASSETS

Cash and due from banks	$7,985,889	$8,372,969
Interest-earning deposits with banks	1,836,777	2,663,210
Federal funds sold	56,560,000	38,070,000
Investment securities available for sale, at fair value	187,996,416	181,916,229

Mortgage loans held for sale	805,334	5,689,853

Loans held for investment	652,783,299	676,803,069
Allowance for loan losses	(23,485,000)	(20,702,000)
NET LOANS HELD FOR INVESTMENT	629,298,299	656,101,069

Accrued interest receivable	3,385,428	3,995,242
Federal Home Loan Bank stock, at cost	10,521,700	10,521,700
Bank premises and equipment	11,393,760	11,585,920
Investment in life insurance	18,677,135	18,482,993
Foreclosed assets	14,112,547	15,523,592
Other assets	16,985,014	20,095,741

TOTAL ASSETS	$959,558,299	$973,018,518
LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$59,260,695	$62,043,933
Savings	57,277,047	64,772,708
Money market and NOW	230,432,064	220,749,043
Time	378,235,388	376,817,639

TOTAL DEPOSITS	725,205,194	724,383,323

Short-term borrowings	5,000,000	7,000,000
Long-term debt	152,748,000	157,748,000
Accrued expenses and other liabilities	4,936,295	4,871,837
TOTAL LIABILITIES	887,889,489	894,003,160
Commitments (Note B)

Stockholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized, 24,900 shares issued and outstanding at both March 31, 2011 and December 31, 2010	23,495,835	23,379,651
Common stock, $1 par value, 40,000,000 shares authorized; 9,664,059 and 9,664,059 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	9,664,059	9,664,059
Common stock warrant	2,367,368	2,367,368
Additional paid-in capital	74,668,867	74,634,362
Accumulated deficit	(40,080,264)	(32,917,437)
Accumulated other comprehensive income	1,552,945	1,887,355

TOTAL STOCKHOLDERS’ EQUITY	71,668,810	79,015,358

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$959,558,299	$973,018,518

*  Derived from audited consolidated financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Month Periods Ended March 31, 2011 and 2010

	2011	2010

INTEREST INCOME
Loans	$9,077,943	$11,484,041
Investment securities available for sale	1,662,690	1,936,330
Federal funds sold and interest-earning deposits	29,092	4,686

TOTAL INTEREST INCOME	10,769,725	13,425,057
INTEREST EXPENSE
Deposits	3,348,840	4,345,601
Short-term borrowings	15,359	206,281
Long-term borrowings	1,370,647	1,412,155

TOTAL INTEREST EXPENSE	4,734,846	5,964,037

NET INTEREST INCOME	6,034,879	7,461,020
PROVISION FOR LOAN LOSSES	7,023,511	1,801,177

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(988,632)	5,659,843
NON-INTEREST INCOME
Mortgage loan origination revenue	74,970	192,909
Fees on deposit accounts	447,049	431,939
Earnings on life insurance	212,717	217,432
Gain (loss) on disposal of assets	(721)	7,000
Gain on sale of loans	91,455	44,200
Gain on sale of investment securities	100,631	-
Other	116,142	152,229

TOTAL NON-INTEREST INCOME	1,042,243	1,045,709
NON-INTEREST EXPENSE
Salaries and employee benefits	3,347,288	3,129,752
Occupancy and equipment	1,012,039	957,180
Data processing	420,297	386,328
FDIC insurance premiums	448,985	308,680
Loan related expense	492,239	354,499
Other professional services	543,980	262,464
Other	835,427	787,017

TOTAL NON-INTEREST EXPENSE	7,100,255	6,185,920

INCOME (LOSS) BEFORE INCOME TAXES	(7,046,644)	519,632

INCOME TAXES (BENEFIT)	-	(22,800)

NET INCOME (LOSS)	(7,046,644)	542,432

Effective dividend on preferred stock (Note G)	427,434	419,269

Net income (loss) available to common shareholders	$(7,474,078)	$123,163

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.78)	$.01
Diluted	$(0.78)	$.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note C)
Basic	9,581,390	9,574,264
Diluted	9,581,390	9,587,748

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three Month Periods Ended March 31, 2011 and 2010

	2011	2010

Net income (loss)	$(7,046,644)	$542,432

Other comprehensive income:

Securities available for sale:

Unrealized holding gain (loss) on available for sale securities	(724,878)	1,265,489
Tax effect	279,441	(487,846)
Reclassification of gains recognized In net income	100,631	-
Tax effect	(38,793)	-

Net of tax amount	(383,599)	777,643

Cash flow hedging activities:

Unrealized holding gain (loss) on cash flow hedging activities	80,049	(144,287)
Tax effect	(30,859)	55,623

Net of tax amount	49,190	(88,664)

Total other comprehensive income (loss)	(334,409)	688,979

COMPREHENSIVE INCOME (LOSS)	$(7,381,053)	$1,231,411

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

								Accumulated
					Common	Additional		other	Total
	Preferred stock		Common stock		stock	paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	warrants	capital	deficit	income	equity

Balance at December 31, 2010	24,900	$23,379,651	9,664,059	$9,664,059	$2,367,368	$74,634,362	$(32,917,436)	$1,887,354	$79,015,358

Net loss	-	-	-	-	-	-	(7,046,644)	-	(7,046,644)

Other comprehensive loss	-	-	-	-	-	-	-	(334,409)	(334,409)

Stock based compensation	-	-	-	-	-	34,505	-	-	34,505

Restricted stock issued	-	-	-	-	-	-	-	-	-

Accretion of discount	-	116,184	-	-	-	-	(116,184)	-	-

Preferred stock dividend	-	-	-	-	-	-	-	-	-

Balance at March 31, 2011	24,900	$23,495,835	9,664,059	$9,664,059	$2,367,368	$74,668,867	$(40,080,264)	$1,552,945	$71,668,810

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,046,644)	$542,432
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	251,800	239,659
Provision for loan losses	7,023,511	1,801,177
Gain on mortgage loan commitments	(6,334)	-
Net gain on sales of mortgage loans	(85,120)	(44,200)
Originations of mortgage loans held-for-sale	(11,843,128)	(1,266,561)
Proceeds from sales of mortgage loans	16,812,766	1,140,266
Amortization of core deposit premium	33,337	33,337
Deferred income taxes	31,529	(55,622)
Gain on sale of available for sale securities	(100,631)	-
Net loss on disposal of and valuation adjustments to - foreclosed assets	158,876	32,919
(Gain) loss on disposal of other assets	721	(7,000)
Net amortization of premiums/discounts on securities	494,751	333,781
Accretion of loan discount	-	(416,958)
Amortization of deposit premium	-	10,108
Net increase in cash value of life insurance	(194,142)	(204,338)
Stock based compensation	34,506	31,967
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	609,814	139,128
(Increase) decrease in other assets	3,293,624	(269,700)
Increase (decrease) in accrued interest payable	(24,567)	25,314
Increase in accrued expenses and other liabilities	138,215	141,587
TOTAL ADJUSTMENTS	16,629,528	1,664,864
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,582,884	2,207,296

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(35,078,914)	(1,009,241)
Principal repayments of investment securities available for sale	7,534,704	6,454,830
Proceeds from sale of securities available for sale	20,445,655	-
Proceeds from disposal of foreclosed real estate	1,618,919	2,012,883
Proceeds from sale of loans	1,950,000	-
Net decrease in loans	17,461,008	8,819,668
Purchases of bank premises and equipment	(59,641)	(380,962)
NET CASH PROVIDED BY INVESTING ACTIVITIES	13,871,731	15,897,178
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits:
Demand	(2,783,237)	(5,620,279)
Savings	(7,495,661)	3,807,760
Money market and NOW	9,683,021	16,707,537
Time deposits	1,417,749	(23,782,593)
Net decrease in short-term borrowings	(2,000,000)	(17,000,000)
Net increase (decrease) in long-term borrowings	(5,000,000)	3,000,000
Dividends paid on preferred stock	-	(311,250)
NET CASH USED BY FINANCING ACTIVITIES	(6,178,128)	(23,198,825)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,276,487	(5,094,351)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,106,179	31,727,108
CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,382,666	$26,632,757

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”, “we”, “our”, “Crescent”) and its wholly owned subsidiary, Crescent State Bank (the “Bank”).  All significant inter-company transactions and balances are eliminated in consolidation.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2010 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At March 31, 2011, commitments are as follows:

Undisbursed lines of credit	$33,281,040
Commitments to extend credit	90,919,792
Stand-by letters of credit	3,707,959
Commitments to sell loans held for sale	805,334
Commitments to purchase investment securities	2,190,333
Undisbursed commitment to purchase additional investment in Small Business Investment Corporation	363,000

NOTE C - PER SHARE RESULTS

Basic earnings per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to outstanding stock options, restricted stock and the common stock warrant issued to the US Treasury and are determined using the treasury stock method.

	Three Months Ended
	March 31
	2011	2010
Weighted average number of shares used in computing basic net income per share	9,581,390	9,574,264

Effect of dilutive stock options	-	13,484

Weighted average number of shares used in computing diluted net income per share	9,581,390	9,587,748

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE C - PER SHARE RESULTS (Continued)

For the three month period ended March 31, 2011, there were 296,611 options and the warrant for 833,705 shares that were anti-dilutive as the average stock price was below the exercise price,  and 3,000 options that were anti-dilutive due to the net loss.  For the three month period ended March 31, 2010, there were 426,111 options and the warrant for 833,705 shares that were anti-dilutive as the average stock price was below the exercise price.

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

	March 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$10,512,100	$440,565	$7,713	$10,944,952
Mortgage-backed securities	32,972,287	1,322,532	99,004	34,195,815
Collateralized mortgage obligations	91,416,870	1,706,516	183,322	92,940,064
Municipals, non-taxable	44,797,358	440,209	693,096	44,544,471
Municipals, taxable	2,032,407	-	30,167	2,002,240
Corporate bonds	2,787,869	70,101	-	2,857,970
Marketable equity	451,368	96,656	37,120	510,904
	$184,970,259	$4,076,579	$1,050,422	$187,966,416

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$9,346,395	$492,005	$-	$9,838,400
Mortgage-backed securities	38,079,632	1,667,631	22,418	39,724,845
Collateralized mortgage obligations	76,553,621	2,022,287	126,224	78,449,684
Municipals	51,067,962	442,604	892,203	50,618,363
Corporate bonds	2,777,457	15,665	24,322	2,768,800
Marketable equity	440,757	121,082	45,702	516,137
	$178,265,824	$4,761,274	$1,110,869	$181,916,229

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

The following tables show investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010. The March 31, 2011 unrealized losses on investment securities relate to two US Government agencies, fourteen collateralized mortgage obligations, four mortgage-backed security, twenty-four non-taxable municipal securities, two taxable municipal securities and one marketable security. The December 31, 2010 unrealized losses on investment securities relate to seven collateralized mortgage obligations, one mortgage-backed security, thirty-six municipal securities, two corporate bonds and one marketable equity security. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased.  The unrealized losses will reverse at maturity or prior to maturity if market interest rates decline to levels that existed when the securities were purchased.  Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

	March 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
US Government securities	$2,000,040	$7,713	$-	$-	$2,000,040	$7,713
Mortgage-backed	7,532,432	99,004	-	-	7,532,432	99,004
Collateralized mortgage obligations	18,047,471	183,322	-	-	18,047,471	183,322
Municipals, non-taxable	19,433,720	693,096	-	-	19,433,720	693,096
Municipals, taxable	2,002,240	30,167	-	-	2,002,240	30,167
Marketable equity	-	-	44,704	37,120	44,704	37,120

Total temporarily impaired securities	$49,015,903	$1,013,302	$44,704	$37,120	$49,060,607	$1,050,422

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
Mortgage-backed	$984,306	$22,418	$-	$-	$984,306	$22,418
Collateralized mortgage obligations	7,274,222	126,224	-	-	7,274,222	126,224
Municipals	27,738,632	823,580	1,006,202	68,623	28,744,834	892,203
Corporate bonds	1,831,230	24,322	-	-	1,831,230	24,322
Marketable equity	-	-	36,122	45,702	36,122	45,702

Total temporarily impaired securities	$37,828,390	$996,544	$1,042,324	$114,325	$38,870,714	$1,110,869

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

At March 31, 2011 and December 31, 2010, investment securities with a carrying value of $98,104,548 and $94,085,409 respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale at March 31, 2011 are shown below by expected maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value

Due within one year	$26,862,850	$27,593,246
Due after one year through five years	98,499,914	100,827,723
Due after five years through ten years	33,753,056	33,797,349
Due after ten years	25,403,071	25,267,194
Other equity securities	451,368	510,904
	$184,970,259	$187,996,416

At March 31, 2011, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company is $10,521,700.  After a period of suspended dividends the FHLB of Atlanta has declared and paid an annualized dividend for the fourth quarter of 2009 and the all four quarters of 2010 of 0.27%, 0.26%, 0.44%, 0.39% and 0.79%, respectively.  On June 30, 2010 it was announced that the FHLB would resume repurchasing activity-based excess capital stock held by members, on a limited basis.  Share repurchases were made on July 15, 2010, August 17, 2010 and November 15, 2010 for 4,237, 4,200 and 4,111 shares, respectively, with an additional 4,292 shares to scheduled to be repurchased April 8, 2011.  The repurchase of excess capital stock is subject to the FHLB continuing to meet all applicable statutory and regulatory conditions for an excess stock repurchase and all other conditions provided in the FHLB’s Capital Plan. The FHLB will continue to evaluate on a quarterly basis whether to repurchase membership-based excess stock. Management believes that its investment in FHLB stock was not other-than-temporarily impaired as of March 31, 2011 or December 31, 2010.  Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the FHLB stock held by the Company.

NOTE E - LOANS HELD FOR INVESTMENT

Following is a summary of loans for the period indicated:

	March 31, 2011	December 31, 2010
Real estate - commercial	$336,006,020	$345,902,319
Real estate - residential	82,069,448	81,644,508
Construction loans	133,069,646	140,848,750
Commercial and industrial loans	43,697,294	48,144,401
Home equity loans and lines of credit	54,927,058	57,125,274
Loans to individuals	3,680,878	3,838,154
Total loans	653,450,344	677,503,406
Less:
Deferred loan fees	(667,045)	(700,337)
Allowance for loan losses	(23,485,000)	(20,702,000)
Total	$629,298,299	$656,101,069

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Loans are primarily made in the Company’s market area of North Carolina, principally Wake, Johnston, Lee, Moore, and New Hanover counties. Real estate loans can be affected by the condition of the local real estate market. Commercial and consumer and other loans can be affected by the local economic conditions.

To provide greater transparency on non-performing assets, disclosures required by ASU 2010-20 have been included below.  Allowance for loan losses is reported by portfolio segment and further detail of credit quality indicators are provided by class of loans.

Allowance for Loan Losses and Recorded Investment in Loans
As of and for the quarter ended March 31, 2011 and as of December 31, 2010 (in thousands)

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business.  Management evaluates the adequacy of this allowance on a monthly basis during which time those loans that are identified as impaired are evaluated individually.

Following is an analysis of the allowance for loan losses by loan segment:

	March 31, 2011
	Commercial	Commercial	Residential	Construction
	& Industrial	Real Estate	Real Estate	Dev & Acq	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,689	$5,345	$2,814	$9,774	$80	$20,702
Charge-offs	(269)	(216)	(339)	(3,761)	(14)	(4,599)
Recoveries	36	-	10	312	-	358
Provision	253	2,134	1,880	2,752	5	7,024
Ending balance	$2,709	$7,263	$4,365	$9,077	$71	$23,485
Ending balance:
Individually evaluated for impairment	$1,298	$3,575	$2,475	$6,636	$35	$14,019

Collectively evaluated for impairment	$1,411	$3,688	$1,890	$2,441	$36	$9,466

Loans:
Ending balance	$43,697	$336,006	$136,996	$133,070	$3,681	$653,450
Ending balance:
Individually evaluated for impairment	$3,641	$18,463	$13,772	$39,062	$37	$74,975
Collectively evaluated for impairment	$40,056	$317,543	$123,224	$94,008	$3,644	$578,475

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

	December 31, 2010
	Commercial	Commercial	Residential	Construction
	& Industrial	Real Estate	Real Estate	Dev & Acq	Consumer	Total

Allowance for loan losses:
Ending balance	$2,689	$5,345	$2,813	$9,775	$80	$20,702
Individually evaluated for impairment	$1,094	$1,780	$882	$7,272	$10	$11,038

Collectively evaluated for impairment	$1,595	$3,565	$1,931	$2,503	$70	$9,664

Loans:
Ending balance	$48,144	$345,903	$138,729	$140,889	$3,838	$677,503
Ending balance:
Individually evaluated for impairment	$2,471	$10,024	$9,531	$32,403	$13	$54,442
Collectively evaluated for impairment	$45,673	$335,879	$129,198	$108,486	$3,825	$623,061

Credit Quality Indicators
As of March 31, 2011 and December 31, 2010 (in thousands)

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

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

•
Risk Grade 9 – Loss - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future.  Probable Loss portions of Doubtful assets are charged against the Allowance for Loan Losses. Loans may reside in this classification for administrative purposes for a period not to exceed the earlier of thirty (30) days or calendar quarter end.

•	Other – Ungraded loans. Overdraft protection accounts are typically not graded at origination, but are assigned a risk grade when credit deterioration is detected.

Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category

	March 31, 2011
		Commercial
	Commercial	Real Estate	Commercial	Commercial
	& Industrial	Other	Construction	LOC	Total
1-Minimal Credit Risk	$2,135	$-	$-	$-	$2,135
2-Modest Credit Risk	392	-	-	-	392
3-Average Credit Risk	507	10,373	2,449	-	13,329
4-Acceptable Credit Risk	11,758	158,670	18,588	210	189,226
5-Acceptable Credit Risk	22,093	129,231	38,800	109	190,233
6-Special Mention	2,603	19,269	27,514	3	49,389
7-Substandard	2,857	15,967	36,718	4	55,546
8-Doubtful	781	2,496	2,050	-	5,327
9-Loss	-	-	-	-	-
Other	5	-	-	240	245
Total	$43,131	$336,006	$126,119	$566	$505,822

	December 31, 2010
		Commercial
	Commercial	Real Estate	Commercial	Commercial
	& Industrial	Other	Construction	LOC	Total
1-Minimal Credit Risk	$3,704	$-	$-	$-	$3,704
2-Modest Credit Risk	276	-	-	-	276
3-Average Credit Risk	638	11,177	1,850	-	13,665
4-Acceptable Credit Risk	13,125	164,402	22,265	173	199,965
5-Acceptable Credit Risk	24,025	144,810	51,069	87	219,991
6-Special Mention	3,595	15,419	24,150	5	43,169
7-Substandard	2,044	8,456	29,911	-	40,411
8-Doubtful	132	1,568	2,225	-	3,925
9-Loss	-	-	-	-	-
Other	67	70	49	273	459
Total	$47,606	$345,902	$131,519	$538	$525,565

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Consumer Credit Exposure
Credit Risk Profile by Creditworthiness Category

	March 31, 2011
	Residential
	Real Estate	Consumer
	Other	Construction	Home Equity	Consumer	Total
1-Minimal Credit Risk	$-	$-	$-	$369	$369
2-Modest Credit Risk	-	-	67	-	67
3-Average Credit Risk	9,759	860	6,897	550	18,066
4-Acceptable Credit Risk	34,618	4,651	33,223	998	73,490
5-Acceptable Credit Risk	23,960	359	8,829	685	33,833
6-Special Mention	4,013	787	1,589	312	6,701
7-Substandard	9,619	294	4,152	37	14,102
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Other	100	-	170	730	1,000
Total	$82,069	$6,951	$54,927	$3,681	$147,628

	December 31, 2010
	Residential
	Real Estate	Consumer
	Other	Construction	Home Equity	Consumer	Total
1-Minimal Credit Risk	$-	$-	$-	$421	$421
2-Modest Credit Risk	-	-	78	-	78
3-Average Credit Risk	9,707	2,275	6,440	597	19,019
4-Acceptable Credit Risk	34,191	5,297	35,153	1,041	44,682
5-Acceptable Credit Risk	24,648	704	10,392	736	36,480
6-Special Mention	6,808	788	1,463	377	9,436
7-Substandard	5,996	221	3,368	13	9,598
8-Doubtful	295	45	167	-	507
9-Loss	-	-	-	-	-
Other	-	-	64	653	717
Total	$81,645	$9,330	$57,125	$3,838	$151,938

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Age Analysis of Past Due Loans
As of March 31, 2011 and December 31, 2010(in thousands)

	March 31, 2011
						Recorded
		Greater than				Investment >
	30-89 Days	90 Days	Total		Total	90 Days &
	Past Due(1)	Past Due(2)	Past Due	Current	Loans	Accruing
Commercial & Industrial	$1,423	$79	$1,502	$41,629	$43,131	$-
Commercial – Construction	4,328	16,978	21,306	104,813	126,119	-
Commercial - Real Estate	2,261	11,412	13,673	322,333	336,006	-
Commercial - Lines of Credit	12	-	12	554	566	-
Commercial – Other	-	-	-	-	-	-
Consumer	-	-	-	3,681	3,681	-
Consumer – Construction	166	-	166	6,785	6,951	-
Consumer – Other	-	-	-	-	-	-
Home Equity	545	1,137	1,682	53,245	54,927	-
Residential Real Estate	3,298	1,956	5,254	76,815	82,069	-

Total	$12,033	$31,562	$43,595	$609,855	$653,450	$-

(1) Total loans past due 30 to 89 days includes approximately $8.4 million of loans in nonaccrual status.
(2) All loans past due 90 days or more were in nonaccrual status.

	December 31, 2010
						Recorded
		Greater than				Investment >
	30-89 Days	90 Days	Total		Total	90 Days &
	Past Due(1)	Past Due(2)	Past Due	Current	Loans	Accruing
Accruing

Commercial & Industrial	$469	$167	$636	$46,970	$47,606	$-
Commercial – Construction	6,118	8,649	14,767	116,752	131,519	-
Commercial - Real Estate	3,943	7,301	11,244	334,658	345,902	-
Commercial - Lines of Credit	-	-	-	538	538	-
Commercial – Other	-	-	-	-	-	-
Consumer	-	5	5	3,833	3,838	-
Consumer – Construction	221	45	266	9,064	9,330	-
Consumer – Other	-	-	-	-	-	-
Home Equity	350	881	1,231	55,894	57,125	-
Residential Real Estate	3,601	2,093	5,694	75,951	81,645	-

Total	$14,702	$19,141	$33,843	$643,660	$677,503	$-

(1) Total loans past due 30 to 89 days includes approximately $9.4 million of loans in nonaccrual  status.
(2) All loans past due 90 days or more were in nonaccrual status.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Impaired Loans
For the Quarters Ended March 31, 2011 and December 31, 2010 (in thousands)

	March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Consumer	$-	$-	$-	$-	$-
Commercial & industrial	79	88	-	231	4
Commercial construction	5,944	7,298	-	7,192	99
Commercial real estate - other	4,304	4,305	-	3,735	56
Consumer construction	-	-	-	15	-
Home equity lines/loans	422	484	-	1,357	16
Residential real estate - other	2,211	2,211	-	2,355	38

Sub-Total	12,960	14,386	-	14,885	213

With an allowance recorded:
Consumer	37	37	35	37	1
Commercial & industrial	3,562	3,562	1,298	2,957	47
Commercial construction	32,824	35,158	6,577	34,031	475
Commercial real estate – other	14,158	15,044	3,575	13,379	212
Consumer construction	295	294	59	330	6
Home equity lines/loans	3,730	4,106	1,570	2,747	38
Residential real estate - other	7,409	9,360	905	6,453	98

Sub-Total	62,015	67,561	14,019	59,934	877

Totals:
Commercial	3,641	3,650	1,298	3,188	51
Commercial real estate	18,463	19,349	3,575	17,114	268
Construction	39,062	42,750	6,636	41,568	580
Consumer	37	37	35	37	1
Residential real estate	13,772	16,161	2,475	12,912	190

Grand Total	$74,975	$81,947	$14,019	$74,819	$1,090

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

	December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Consumer	$-	$-	$-	$49	$1
Commercial & industrial	83	92	-	1,200	3
Commercial construction	2,649	4,475	-	11,132	354
Commercial real estate - other	3,366	3,366	-	6,154	226
Consumer construction	45	133	-	258	15
Home equity lines/loans	1,883	2,032	-	1,780	74
Residential real estate - other	2,820	2,820	-	1,894	58
Sub-Total	10,846	12,918	-	22,467	731
With an allowance recorded:
Consumer	13	13	10	220	8
Commercial & industrial	2,093	2,093	984	2,261	96
Commercial construction	29,488	30,529	7,251	17,409	677
Commercial real estate – other	6,658	7,328	1,780	9,730	230
Consumer construction	221	221	20	367	9
Home equity lines/loans	1,652	1,879	547	1,099	14
Residential real estate - other	3,471	5,197	446	6,107	223

Sub-Total	43,596	47,260	11,038	37,193	1,257
Totals:
Commercial	2,176	2,185	984	3,461	99
Commercial real estate	10,024	10,694	1,780	15,884	456
Construction	32,403	35,358	7,271	29,166	1,055
Consumer	13	13	10	269	9
Residential real estate	9,826	11,928	993	10,880	369

Grand Total	$54,442	$60,178	$11,038	$59,660	$1,988

At March 31, 2011, the recorded investment in loans considered impaired totaled $75.0 million. Of the total investment in loans considered impaired, $60.1 million were found to show specific impairment for which $14.0 million in valuation allowance was recorded; the remaining $14.9 million in impaired loans required no specific valuation allowance because either previously established valuation allowances had been absorbed by partial charge-offs or loan evaluations had no indication of impairment.  For the 3 months ended March 31, 2011, the average recorded investment in impaired loans was approximately $74.8 million.  The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was approximately $1.1 million.

At December 31, 2010, the recorded investment in loans considered impaired totaled $54.4 million. Of the total investment in loans considered impaired, $43.6 million were found to show specific impairment for which $11.0 million in valuation allowance was recorded; the remaining $10.8 million in impaired loans required no specific valuation allowance because either previously established valuation allowances had been absorbed by partial charge-offs or loan evaluations had no indication of impairment.  For the year ended December 31, 2010, the average recorded investment in impaired loans was approximately $59.7 million.  The amount of interest recognized on impaired loans during the portion of the year that they were considered impaired was approximately $2.0 million.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Loans on Nonaccrual Status
As of March 31, 2011 and December 31, 2010(in thousands)
March 31, 2011
Commercial
Commercial & industrial	$1,044
Commercial LOC	4
Commercial other	-
Commercial real estate
Commercial construction	26,277
Commercial real estate – other	13,035
Consumer
Consumer LOC	-
Consumer other	-
Residential real estate
Consumer construction	-
Home equity loans/lines	1,909
Residential real estate – other	4,401

Total	$46,670

Dec 31, 2010
Commercial
Commercial & industrial	$616
Commercial LOC	-
Commercial other	-
Commercial real estate
Commercial construction	16,614
Commercial real estate – other	7,633
Consumer
Consumer LOC	5
Consumer other	-
Residential real estate
Consumer construction	221
Home equity loans/lines	1,314
Residential real estate – other	4,166

Total	$30,569

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS

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

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

Cash Flow Hedges

Through a special purpose entity (see Note H of Item 8 in Crescent’s 2010 Form 10-K) the Company issued trust preferred debentures in 2003.  In 2007, the Company entered into a subordinated term loan agreement with a non-affiliated financial institution.  These instruments, as more fully described in the Note H of Item 8 in the Company’s 2010 Form 10-K, were issued as part of its capital management strategy. These instruments are variable rate and expose the Company to interest rate risk caused by the variability of expected future interest expense attributable to changes in 3-month LIBOR. To mitigate this exposure to fluctuations in cash flows resulting from changes in interest rates, the Company entered into four pay-fixed interest rate swap agreements in June 2009.

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

Since the floating index and reset dates are based on identical terms, management believes that the hedge relationship of the cumulative changes in expected future cash flows from the interest rate swaps and the cumulative changes in expected interest cash flows from the trust-preferred debentures and subordinated term loan agreement will be highly effective. For the three month periods ended March 31, 2011 and 2010, management has determined that there is no hedge ineffectiveness.

The notional amount of the debt obligations being hedged was $15.5 million and the fair value of the interest rate swap liability, which is recorded in accrued expenses and other liabilities at March 31, 2011, was an unrealized loss of $498,988.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The following tables disclose the location and fair value amounts of derivative instruments designated as hedging instruments in the consolidated balance sheets.

	March 31, 2011
			Estimated Fair
	Balance Sheet	Notional	Value of
	Location	Amount	Asset (Liability)

Trust preferred securities:
Interest rate swap	Other liabilities	$4,000,000	$(95,387)
Interest rate swap	Other liabilities	4,000,000	(162,871)

Subordinated term loan agreements:
Interest rate swap	Other liabilities	3,750,000	(88,422)
Interest rate swap	Other liabilities	3,750,000	(152,308)
		$15,500,000	$(498,988)

	December 31, 2010
			Estimated Fair
	Balance Sheet	Notional	Value of
	Location	Amount	Asset(Liability)

Trust preferred securities:
Interest rate swap	Other liabilities	$4,000,000	$(111,444)
Interest rate swap	Other liabilities	4,000,000	(188,166)

Subordinated term loan agreements:
Interest rate swap	Other liabilities	3,750,000	(103,529)
Interest rate swap	Other liabilities	3,750,000	(175,899)
		$15,500,000	$(579,038)

See Note G for additional information.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The following table discloses activity in accumulated Other Comprehensive Income (“OCI”) related to the interest rate swaps during the three month period ended March 31, 2011.

March 31, 2011

Accumulated OCI resulting from interest rate swaps as of January 1, 2011, net of tax	$(355,818)
Other comprehensive gain recognized during the three month period ended March 31, 2011, net of tax	49,190
Accumulated OCI resulting from interest rate swaps as of March 31, 2011, net of tax	$(306,628)

The following table discloses activity in accumulated OCI related to the interest rate swaps during the year ended December 31, 2010.

December 31, 2010

Accumulated OCI resulting from interest rate swaps as of January 1, 2010, net of tax	$(181,237)
Other comprehensive loss recognized, net of tax	(174,581)
Accumulated OCI resulting from interest rate swaps as of December 31, 2010, net of tax	$(355,818)

The Company monitors the credit risk of the interest rate swap counterparty.

NOTE G - FAIR VALUE MEASUREMENT

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

NOTE G - FAIR VALUE MEASUREMENT (Continued)

Outlined below is the application of the fair value hierarchy.

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of March 31, 2011 and December 31, 2010, the Company carried certain marketable equity securities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of March 31, 2011 and December 31, 2010, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale and derivative liabilities.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of March 31, 2011 and December 31, 2010, while the Company did not carry any financial assets or liabilities, measured on a recurring basis, at fair value hierarchy Level 3, the Company did value impaired loans and other real estate owned, measured on a non-recurring basis, at fair value hierarchy Level 3.

Fair Value on a Recurring Basis

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

Derivative Liabilities

Derivative instruments at March 31, 2011 and 2010 include interest rate swaps and are valued using models developed by third-party providers.  This type of derivative is classified as Level 2 within the hierarchy.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE G - FAIR VALUE MEASUREMENT (Continued)

Fair Value on a Recurring Basis (Continued)

Mortgage Banking Activity

The Company enters into interest rate lock commitments and commitments to sell mortgages. At March 31, 2011, the amount of fair value associated with these interest rate lock commitments was $62,000, which is included in other assets. The fair value associated with interest rate lock commitments at December 31, 2010 was $53,000. Forward loan sale commitments have been deemed insignificant.

Fair Value on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Loans Held for Investment

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. There were $75.0 million in impaired loans at March 31, 2011, of which $62.0 million in loans showed impairment and had a specific reserve of $14.0 million.  Impaired loans totaled $54.4 million at December 31, 2010.  Of such loans, $43.6 million had specific loss allowances aggregating $11.0 million at that date.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at lower of cost or net realizable value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE G - FAIR VALUE MEASUREMENT (Continued)

There were no significant transfers between the valuation of financial assets or liabilities between levels 1 and 2 in the valuation hierarchy.  Below is a table that presents information about assets measured at fair value at March 31, 2011, and December 31, 2010:

		Fair Value Measurements at
		March 31, 2011, Using
		Quoted Prices	Significant
	Assets/(Liabilities)	in Active	Other	Significant
	Measured at	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	3/31/2011	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. Government obligations and agency	$10,944,952	$-	$10,944,952	$-
Mortgage-backed	34,195,815	-	34,195,815	-
Collateralized mortgage obligations	92,940,064	-	92,940,064	-
Municipals	46,546,711	-	46,546,711	-
Corporate bonds	2,857,970	-	2,857,970	-
Marketable equity	510,904	510,904	-	-

Foreclosed assets	14,112,547	-	-	14,112,547
Impaired loans	60,956,699	-	-	60,956,699
Interest rate lock commitments	62,414	-	-	62,414
Derivative liabilities	(498,988)	-	(498,988)	-

		Fair Value Measurements at
		December 31, 2010, Using
		Quoted Prices	Significant
	Assets/(Liabilities)	in Active	Other	Significant
	Measured at	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. Government obligations and agency	$9,838,400	$-	$9,838,400	$-
Mortgage-backed	39,724,845	-	39,724,845	-
Collateralized mortgage obligations	78,449,684	-	78,449,684	-
Municipals	50,618,363	-	50,618,363	-
Corporate bonds	2,768,800	-	2,768,800	-
Marketable equity	516,137	516,137	-	-

Foreclosed assets	15,523,592	-	-	15,523,592
Impaired loans	43,404,439	-	-	43,404,439
Interest rate lock commitments	53,185	-	-	53,185
Derivative liabilities	(579,038)	-	(579,038)	-

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE G - FAIR VALUE MEASUREMENT (Continued)

The following table provides information regarding the activity in assets and liabilities measured at a fair value Level 3 on a recurring basis per ASU No 2010-06, Fair Value Measurements and Disclosures:

Level 3
Interest Rate
Lock Commitments

Beginning balance December 31, 2010	$53,185
Realized gain on commitments	(85,120)
Expired commitments	(16,680)
New commitments entered into	111,029
Ending balance March 31, 2011	$62,414

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

NOTE G - FAIR VALUE MEASUREMENT (Continued)

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$66,382,666	$66,382,666	$49,106,179	$49,106,179
Investment securities	187,996,416	187,996,416	184,455,418	184,455,418
Federal Home Loan Bank stock	10,521,700	10,521,700	10,521,700	10,521,700
Loans held for sale	805,334	805,334	5,689,853	5,689,853
Loans held for investment, net	629,298,299	594,734,673	656,101,069	621,983,795
Investment in life insurance	18,677,135	18,677,135	18,482,993	18,482,993
Accrued interest receivable	3,385,428	3,385,428	3,995,242	3,995,242

Financial liabilities:
Deposits	725,205,194	742,555,231	724,383,323	742,610,196
Short-term borrowings	5,000,000	5,128,591	7,000,000	7,232,221
Long-term borrowings	152,748,000	152,858,409	157,748,000	158,661,779
Interest rate swaps	498,988	498,988	579,038	579,038
Accrued interest payable	1,325,759	1,325,759	1,350,326	1,350,326

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE H - CUMULATIVE PERPETUAL PREFERRED STOCK

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

NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (ASU) No 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820-10) – “Improving Disclosures about Fair Value Measurements”. This ASU requires some new disclosures in Codification Subtopic 820-10. The FASB’s objective was to improve these disclosures and, thus, increase the transparency in financial reporting.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

For assets and liabilities measured at a fair value Level 3 on a recurring basis, the reporting entity must disclose the following information for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years

A reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following –

•
Total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings (or changes in net assets) and a description of where those gain or losses included in earnings are reported in the Standard of income;

•	Purchases, sales, issuances and settlements (net); and
•	Transfers in and / or out of Level 3 (e.g. transfers due to changes in the observability of significant inputs).

Additional disclosures related to the activity in Level 3 assets and liabilities have been considered in this report.

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

For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has provided the required interim period disclosures in Note E.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20.  The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.

In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist:

1. The restructuring constitutes a concession.
2. The debtor is experiencing financial difficulties.

The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The appropriate disclosures will be included as specified.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results for the three-month periods ended March 31, 2011 and 2010 and financial condition for the periods ended March 31, 2011 and December 31, 2010. It should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted.  All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT
MARCH 31, 2011 AND DECEMBER 31, 2010

Total assets decreased by approximately $13.5 million or 1% to $959.6 million at March 31, 2011 compared to $973.0 million at December 31, 2010.  Earning assets are $910.5 million or 95% of total assets at March 31, 2011 compared to $915.7 million or 94% at December 31, 2010.   Components of earning assets at March 31, 2011 are $652.8 million in gross loans held for investment, $198.5 million in investment securities and Federal Home Loan Bank (FHLB) stock and $58.4 in overnight investments and interest-earning deposits with correspondent banks and $805,000 in mortgage loans held for sale.  Earning assets at December 31, 2010 consisted of $676.8 million in gross loans held for investment, $192.4 million in investment securities and FHLB stock and $40.7 million in overnight investments and interest-earning deposits and $5.7 million in mortgage loans held for sale. Total deposits and stockholders’ equity at March 31, 2011 are $725.2 million and $71.7 million, respectively, compared to $724.4 million and $79.0 million at December 31, 2010.

Gross loans held for investment, net of deferred loan fees declined by $24.0 million over the first three months of 2011. All loan categories with the exception of residential one-to-four family first trust mortgage experienced a decline due in part to normal principal payments and the continued softness in loan demand.  The net decline by loan category is as follows: $9.9 million in commercial real estate, $7.8 million in construction, land acquisition and development, $4.5 million in commercial and industrial, $2.2 million in home equity loans and lines and $157,000 in consumer loans. The residential one-to-four family first trust mortgage category experienced a net increase of $427,000.  The net $24.0 million decrease is comprised of $28.4 million in normal principal payments and payoffs, $4.6 million in loan charge-offs, $1.6 million in loan sales and $368,000 of loans transferred to foreclosed property, and are partially offset by $11.0 million in new loan production.  The composition of the loan portfolio, by category, as of March 31, 2011 is 51% commercial mortgage loans, 20% construction loans, 13% residential mortgage loans, 8% home equity loans and lines, 7% commercial loans and 1% consumer loans.  The composition of the loan portfolio, by category, as of December 31, 2010 was 51% commercial real estate mortgage loans, 21% construction and land development loans, 12% residential one-to-four family first deed of trust mortgage loans, 8% home equity lines and loans, 7% commercial and industrial loans and 1% consumer loans.

Loans for commercial real estate, construction, acquisition and development and land comprised 72% of the total loan portfolio at March 31, 2011.  A more detailed breakdown of loans in those sectors is presented in the table below:

Breakdown of Commercial Real Estate

Total Aggregate
Exposure
Loan Type	(in thousands)
Non owner occupied investment property	$185,191
Owner occupied commercial property	133,118
Multi-family investment property	17,083
Agriculture/Farmland	614
Subtotal	336,006
Deferred unearned interest	(442)
Total commercial real estate loans	$335,564

Breakdown of Construction, Acquisition & Development

Total Aggregate
Exposure
Loan Type	(in thousands)
Land acquisition and development - commercial purposes	$64,285
Land acquisition and development - residential purposes	38,652
1 to 4 family residential construction	13,533
Commercial construction	16,600
Subtotal	133,070
Deferred unearned interest	(116)
Total construction, acquistition & development	$132,954

The Company’s allowance for loan losses at March 31, 2011 is $23.5 million or 3.60% of outstanding loans held for investment compared to $20.7 million or 3.06% at December 31, 2010. The net increase is due to a $7.0 million provision for loan losses partially offset by $4.2 million in net charge-offs.  The loan loss reserve is adjusted monthly to a level that management believes is appropriate given the current risk profile of the portfolio.  Economic conditions in our markets over the past two plus years have had a significant impact on the housing market and general business conditions.  As a result, we have experienced a deterioration of asset quality and an increase in loan charge-offs and asset foreclosures and repossessions.  There is a more detailed discussion of the methodology in the section entitled “Analysis of Allowance for Loan Losses.”

At March 31, 2011, there were 95 loans totaling $46.7 million in non-accrual status.    There were no loans past due 90 days or more still accruing interest at March 31, 2011.  Non-performing loans as a percentage of total loans held for investment at March 31, 2011 is 7.15%.  At December 31, 2010, there were 63 loans totaling approximately $30.6 million in non-accrual status. During the first quarter of 2011, of those loans in nonaccrual status at December 31, 2010, one loan was paid in full, one loan was returned to accrual status based on payment history, four loans were charged-off, collateral securing four loans was foreclosed and moved to other real estate owned and 53 loans remained in nonaccrual status. The percentage of non-performing loans to total loans held for investment at December 31, 2010 was 4.52%.  For a more detailed discussion, see the section entitled Nonperforming Assets.

Loans are classified as Troubled Debt Restructurings (“TDRs”) by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers.  Of the $17.2 million of TDRs at March 31, 2011, $5.8 million were accruing interest and were not past due 30 days or more.  The remaining $11.4 million were nonperforming loans and included in the nonaccrual figures presented previously.  At December 31, 2010, there were $17.2 million in TDRs of which $8.6 million were accruing interest and were not past due 30 days or more and $8.6 million were nonperforming loans and included in the non-accrual figures.   The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidations of assets.  Generally these loans are restructured to provide the borrower additional time to execute their plans.  The TDRs were not placed in nonaccrual status prior to the restructuring, and since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest at the restructured rate.  The Company closely monitors these loans and will cease accruing interest on them if and when management believes that the borrowers may not continue performing based on the restructured note terms.  All TDR’s are considered impaired and at March 31, 2011 and December 31, 2010 there were $12.4 million and $13.1 million, respectively, in TDRs which demonstrated impairment and accordingly were evaluated as such in the allowance calculation.  As of March 31, 2011 and December 31, 2010, the allowance for loan losses allocated to TDRs totaled approximately $2.9 million and $2.6 million, respectively.

The Company has investment securities with an amortized cost of $185.0 million at March 31, 2011.  All investments are accounted for as available for sale and are presented at their fair market value of $188.0 million compared with $181.9 million at year-end 2010.  The Company’s investment securities at March 31, 2011, consist of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, corporate bonds, municipal bonds and marketable equity securities.  The increase in the available for sale portfolio during the first quarter of 2011 was the net result of $35.1 million in new purchases and $101,000 in gains on sales of available for sale securities, less $20.4 million in proceeds from sales, $7.5 million in normal principal payments, $624,000 decline in the fair value of the portfolio and $495,000 in net amortization of premiums.  The Company owned $10.5 million of Federal Home Loan Bank stock at both March 31, 2011 and December 31, 2010.

There were $56.6 million in Federal funds sold at March 31, 2011 compared to $38.1 million at December 31, 2010.  Fed funds sold represents one form of on-balance sheet liquidity used to redeem maturing time deposits and borrowings, fund new loan production and for deposit fluctuations of non-maturing deposit types. The increase in Fed funds sold is primarily due to the decrease in the loan portfolio.

Interest-earning deposits held at correspondent banks declined from $2.7 million at December 31, 2010 to $1.8 million at March 31, 2011.  Interest-earning funds held at correspondent bank accounts are a source of on-balance sheet liquidity and typically are deployed to the investment portfolio.

Non-earning and other assets declined by approximately $5.5 million from $78.1 million at December 31, 2010 to $72.5 million at March 31, 2011.  There were decreases in accrued interest receivable, cash and noninterest bearing deposits and premises and equipment of $610,000, $387,000 and $192,000, respectively.  Foreclosed property declined by $1.4 million as the net result of receiving $1.6 million in proceeds from dispositions, plus $166,000 in net losses on dispositions and valuation write-downs less $367,000 of new transfers into other real estate owned.  The deferred tax asset increased by $209,000 during the first quarter of 2011.   The increase was the net result of an increase to the combined deferred tax asset associated with taxes, available for sale securities and interest rate derivatives of $3.0 million, offset by an increase in the deferred tax asset valuation allowance of $2.8 million.  The cash surrender value of bank owned life insurance increased by $194,000 during the three-month period.

Total deposits increased by $822,000 between December 31, 2010 and March 31, 2011 from $724.4 million to $725.2 million.  The Company has continued to focus on reducing its reliance on brokered deposits and shifting its deposit mix to favor more stable, core deposit types.  Brokered time deposits have decreased by $11.3 million from $160.5 million at year end 2010 to $149.2 million at March 31, 2011.  Other retail time deposits increased by $12.3 million from $197.2 million to $209.5 million.  Interest bearing demand deposits have increased by $6.6 million during the first quarter primarily as a result of a $3.3 million increase in Crescent Rewards checking, a premium-yielding checking account for individuals, and a $3.5 million increase related to property tax receipts for a municipal customer.  Money market balances have increased by $3.1 million and savings balances have declined by $7.5 million between year-end 2010 and March 31, 2011.   We made a strategic decision to lower our business and personal premium savings rates and transition business customers into a money market account.  The $3.4 million decline in business savings is offset by a $3.5 million increase in business money market.  Both personal savings and other nonpersonal savings balances declined by $2.2 million each.  The nonpersonal savings decline was primarily due to the funding needs of one municipality during the first quarter.  Non-interest bearing deposit balances declined by $2.8 million due primarily to a $3.0 million reduction in one governmental account.

The composition of the deposit base, by category, at March 31, 2011 is as follows: 52% time deposits, 21% interest-bearing demand deposits, 11% money market, 8% statement savings accounts and 8% non-interest-bearing demand deposits.  The composition of the deposit base, by category, at December 31, 2010 was as follows:  52% in time deposits, 20% in interest-bearing deposits, 10% in money market, and 9% in both non interest-bearing demand deposits and statement savings. Time deposits of $100,000 or more totaled $293.1 million at March 31, 2011 compared to $302.9 million at December 31, 2010.

The Company has total borrowings of $157.7 million at March 31, 2011 compared with $164.7 million at December 31, 2010.  The composition of borrowings is $137.0 million in long-term advances and $5.0 million in short-term advances from the Federal Home Loan Bank of Atlanta (FHLB), $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary and $7.5 million in a subordinated term loan issued to a non-affiliated financial institution.  Borrowings at December 31, 2010 consisted of $142.0 million in long-term FHLB advances, $7.0 million in short-term FHLB advances, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary, and $7.5 million in a subordinated term loan.  There were no Federal funds purchased at either balance sheet date.

Accrued interest payable and other liabilities increased by $64,000 to $4.9 million at March 31, 2011.

Between December 31, 2010 and March 31, 2011, total stockholders’ equity declined by $7.3 million. The decrease was primarily due to the $7.0 million net loss and a $344,000 decline in accumulated comprehensive income.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

Net Income/Loss.  Net loss for the three-month period ended March 31, 2011, before adjusting for the effective dividend on preferred stock, was $7.0 million compared to net income of $542,000 for the prior year three-month period ended March 31, 2010. After adjusting for $427,000 and $419,000 in dividends and discount accretion on preferred stock for the two respective periods, net loss attributable to common shareholders for the current period was $7.5 million or ($0.78) per diluted share compared with net income available for common shareholders of $123,000 or $0.01 per diluted share for the first quarter of the prior year.  Annualized return on average assets declined to (2.96%) from 0.21% for the prior period.  Performance in the current period was negatively impacted by larger loan loss provisions, declining net interest margin due to a higher level of nonaccrual loans and increased noninterest operating expenses.  Return on average equity for the current period was (36.52%) compared to 2.36% for the prior period.  The decrease in return on average equity is due to the net loss for the period.

Net Interest Income. Net interest income declined by 19% or more than $1.4 million from $7.5 million for the prior year three-month period to $6.0 million for the current period ended March 31, 2011.  The decrease was attributable to a larger decline in interest income from an overall lower volume of earning assets and the negative impact on loan yields due to the increase in nonaccrual loans, than the decline in interest expense from a lower cost of funds and the reduced volume of interest-bearing liabilities.   The tighter spread between the yield on earning assets and the cost of interest-bearing liabilities, combined with a decline in the relative average of earning assets funded by interest-bearing liabilities, caused a decrease in tax equivalent net interest margin from 3.27% for the prior three-month period to 2.82% for the current period.

Total interest income decreased by 20% or approximately $2.7 million to $10.8 million for the current three-month period compared to $13.4 million for the prior year period.  The results were comprised of a $1.4 million decrease due to lower yields on earning assets and a $1.3 million decrease due to a drop in volume of average earning assets.  Total interest expense for the current period declined by $1.2 million to $4.7 million from $6.0 million.  The decrease was comprised of a $1.1 million decline due to the lower cost of funding and a $123,000 decline due to a lower volume of interest-bearing funds.

Total average earning assets decreased $53.2 million or 6% from an average of $960.9 million for the prior three-month period to an average of $907.8 million for the current three-month period. The composition of the decrease was as follows: the average balance of loans outstanding decreased by 11% or $84.0 million from $752.1 million to $668.2 million, the average balance of the investment securities portfolio decreased by 5% or $9.4 million from $199.5 million to $190.2 million and the average balance of federal funds sold and other interest-earning assets increased by $40.2 million from $9.3 million from $49.5 million.  The average of gross loans outstanding has declined due to a combination of the Company trying to reduce its exposure to construction, land acquisition and development lending and the overall weakness for new loan demand due to economic conditions over the past thirty months.

Average interest-bearing liabilities decreased by $40.0 million or 5% from $862.4 million for the quarter ended March 31, 2010 to $822.4 million for the current quarter.  Total interest-bearing deposits increased by $14.0 million or 2% from $649.8 million to $663.8 million.  Interest-bearing NOW account deposits increased by $53.6 million from $96.8 million to $150.4 million largely due to the premium-yield checking product introduced in December 2008. Total average time deposits declined by over $42.8 million primarily due to the Company reducing its exposure to brokered deposits by $42.0 million over the last twelve months.  Average total borrowings decreased by $54.0 million or 25% from $212.6 million to $158.6 million.  The significant reduction in borrowings was attributable to the $50.0 million payoff of borrowings with the Federal Reserve Bank discount window in April 2010.  The Company is making a concerted effort to reduce its exposure to wholesale funding.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets.  The tax equivalent net interest margin for the three-month period ended March 31, 2011 was 2.82% compared to 3.27% for the prior year period.  Management estimates the foregone interest income from nonaccrual loans, which includes both the reversal of previously accrued interest income and the loss of current income from daily accruals, to be $945,000 for the first quarter.  Adjusting for the level of foregone interest income due to credit quality deterioration, the tax equivalent net interest margin would have been approximately 3.24% for the three-month period ended March 31, 2011. The average yield on earning assets for the current three-month period decreased 85 basis points to 4.93% compared with 5.78% for the prior year period, while the average cost of interest-bearing funds decreased by 47 basis points to 2.33% from 2.80%.  The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, declined by 38 basis points from 2.98% to 2.60%.  The percentage of interest earning assets to average interest-bearing liabilities decreased from 111.43% for the prior year period to 110.38% for the three months ended March 31, 2011.  A decrease in the ratio of average earning assets to average interest-bearing liabilities indicates an increased dependency on interest-bearing forms of funding and otherwise has a negative impact on the margin.  Approximately 43% of the Company’s loan portfolio at both March 31, 2011 and December 31, 2010 has variable rate pricing based on the Prime lending rate or LIBOR (London Inter Bank Offering Rate).

Management anticipates that continued contraction of the net interest margin is possible in the near term as the negative impact from interest reversals and foregone interest on nonaccrual loans may overshadow the positive effects of the decline in the cost of interest-bearing funds.  Once credit quality issues subside, we would anticipate the margin to stabilize and then expand.  We continue to position the balance sheet to take advantage of a rising interest rate environment.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended March 31, 2011 was $7.0 million compared to $1.8 million for the same period in 2010.  The increase in the loan loss provision was due to deterioration of loan quality due to continuing economic weakness primarily in the real estate and housing sectors. As further explained in the section entitled “Analysis of Allowance for Loan Losses,” there are two components used to determine the appropriate loan loss provision.  The first component is historical loan charge-off experience supplemented by certain qualitative factors and the second component is the evaluation of impaired loans to determine if impairment exists and to recognize that deficiency as a specific reserve.  Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.

Non-Interest Income.  Non-interest income was $1.0 million of both three-month periods ended March 31, 2011 and 2010.  Revenue from service charges and other customer service and activity fees on deposit accounts increased by $15,000 in the current three-month period compared to the prior three-month period.  Total service charges and other deposit related revenue was $447,000 for the three-month period ended March 31, 2011 compared to $432,000 for the prior year three-month period.  The $15,000 net improvement reflects increases primarily in service charges, ATM and debit card related revenue and safe deposit fees, offset by a decrease in NSF processing fees.  The Company experienced a decrease in mortgage loan related revenue of $71,000. For the three-months ended March 31, 2011, we recognized $75,000 in origination revenue and $91,000 in gains on the sale of mortgages for a total of $166,000 of mortgage related income compared to $193,000 in origination revenue and $44,000 in gains on the sale of mortgages for a total of $237,000 for the prior period.  Due to lower housing valuations and the expiration of the first-time homebuyer program, mortgage activity for both purchase money and refinance opportunities is slow.  Other noninterest income declined by $36,000 for the current three-month period due in part to a $14,000 decline in brokerage referral revenue, an $8,000 decrease in revenue from nonmarketable equity investments and a $5,000 decrease in earnings on cash value of bank owned life insurance.  In February 2011, the Company realized $101,000 in gains on the sale of available for sale securities.  No such gains were recognized during 2010. The Company recorded $1,000 in losses on the disposition of fixed assets for the current three-month period compared to $7,000 in gains for the period ended March 31, 2010.

Non-Interest Expenses. For the current three-month period, non-interest expenses increased by $914,000 or 15% from $6.2 million to $7.1 million. Personnel expenses are $3.3 million for the current three-month period compared to $3.1 million for the prior year period.  The increase relates to the addition of nine full-time equivalent employees and a significant increase in medical insurance premiums for 2011.  FDIC insurance premiums have increased by $140,000 due to a larger deposit base and changes to the assessment calculation.  Occupancy expenses are $55,000 higher primarily due to the late first quarter 2010 expansion at our Operations Center in Cary, North Carolina.  Data processing expense have increased by $34,000 due primarily to increased account volumes.

Other noninterest expenses increased by $468,000 of which approximately $381,000 in consulting and legal expenses are associated with our pending investment agreement with Piedmont Community Bank Holdings, Inc. (“Piedmont”).  We anticipate continued legal and investment banking expenses related to the Piedmont investment.

Loan and collection related expenses include costs to originate new loans and expenses related to the acquisition, ongoing servicing and disposition of repossessed and foreclosed collateral.  Total loan and collection related expenses increased by $138,000 or 39% to $492,000 for the three-month period ended March 31, 2011 compared to $354,000 prior three-month period. Expenses incurred in the acquisition and servicing of foreclosed and repossessed assets, which include collection, legal, and maintenance costs, totaled $436,000 in the current period compared to $322,000 in the prior year.  Included in the numbers above for the current three-month period is $166,000 in net losses on the sale of, and valuation write-downs on, other real estate owned.  These losses were partially offset by an $8,000 gain on the disposition of repossessed property.  For the three-month period ended March 31, 2010, the Company had recognized a $33,000 net loss on the sale of other real estate owned.

Provision for Income Taxes. The Company did not record any income tax impact for the three-month period ended March 31, 2011 compared to a benefit of $23,000 for the prior year period.  Based on our evaluation of the Company’s deferred tax asset, as described in detail below, the Company determined that no income tax benefit associated with the pre-tax loss for the current period should be recorded, and the valuation allowance should be increased.  The benefit for the first quarter of 2010 was realized on pre-tax income due to the volume of tax-exempt interest income booked for the quarter.

Deferred tax assets are recognized for temporary deductible differences, operating loss and tax credit carry forwards.  A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  Evaluating the need for and amount of a valuation allowance requires judgment and analysis of the positive and negative evidence.  Included in our analysis, which receives significant weight, is the 3-year cumulative loss test.  The cumulative loss test calculates the cumulative pre-tax income (loss) over the preceding twelve quarter period.  If the Company is in a cumulative loss position, management performs an evaluation of the positive and negative evidence to determine whether a valuation allowance is necessary.  As of March 31, 2011, the Company did not pass the cumulative loss test by $21.0 million.  Management has evaluated, among other factors, historical pre-tax earnings, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses in evaluating the need for a valuation allowance.

As of March 31, 2011, prior to consideration of any valuation allowance, our recorded net deferred tax asset was $12.8 million compared to $9.8 million at December 31, 2010.  At December 31, 2010, management concluded that a portion of the net deferred tax asset may not be fully realizable and established a valuation analysis in the amount of $2.1 million.  During the first quarter of 2011, the valuation allowance was increased by $2.8 million bring the total valuation allowance at March 31, 2011 to $4.9 million.  The Company will continue to monitor deferred tax assets closely to evaluate the level and/or need for a valuation allowance. Significant negative trends in credit quality, losses from operations, or significant deviations from forecasted future financial results could impact our ability to fully realize the deferred tax asset in the future, and results of operations may be adversely affected by further increases in the related valuation allowance.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company's assets and liabilities for the three-month periods ended March 31, 2011 and 2010. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance.  For purposes of the analysis, Federal Home Loan Bank stock is included in Investment Securities totals.

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)
	For the Three Months Ended March 31,
	2011				2010
	Average		Average		Average		Average
	Balance	Interest	Yield/Cost		Balance	Interest	Yield/Cost

Interest-earnings assets
Loan portfolio	$668,152	$9,078	5.51%		$752,131	$11,484	6.19%
Investment securities	190,187	1,663	4.08	% *	199,542	1,936	4.44%
Fed funds and other interest-earning assets	49,454	29	0.23%		9,270	5	0.22%
Total interest-earning assets	907,793	10,770	4.93%		960,943	13,425	5.78%
Noninterest-earning assets	56,312				51,131
Total Assets	$964,105				$1,012,074

Interest-bearing liabilities
Interest-bearing NOW	$150,431	760	2.05%		$96,841	625	2.62%
Money market and savings	133,501	315	0.96%		130,300	405	1.26%
Time deposits	379,877	2,274	2.43%		422,701	3,316	3.18%
Short-term borrowings	3,633	15	1.67%		65,300	206	1.26%
Long-term debt	154,970	1,371	3.59%		147,259	1,412	3.84%
Total interest-bearing liabilities	822,412	4,735	2.33%		862,401	5,964	2.80%
Non-interest bearing deposits	59,085				55,206
Other liabilities	4,346				3,687
Total Liabilities	885,843				921,294
Stockholders' Equity	78,262				90,780
Total Liabilities & Stockholders' Equity	$964,105				$1,012,074

Net interest income		$6,035				$7,461
Interest rate spread			2.60%				2.98%
Net interest-margin			2.82	% *			3.27%

Percentage of average interest-earning assets to average interest-bearing liabilities			110.38%				111.43%

*	Shown as a tax-adjusted yield

VOLUME/RATE VARIANCE ANALYSIS

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2011 and 2010.  The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns).  The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis

	Three Months Ended March 31,
	2011 vs. 2010
	(in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	(1,212)	(1,194)	(2,406)
Investment Securities	(98)	(175)	(273)
Fed funds and other interest-earning assets	23	1	24
Total interest-earning assets	(1,287)	(1,368)	(2,655)

Interest Expense
Interest-bearing NOW	314	(179)	135
Money market and savings	10	(100)	(90)
Time deposits	(291)	(751)	(1,042)
Short-term borrowings	(228)	37	(191)
Long-term debt	72	(113)	(41)
Total interest-bearing liabilities	(123)	(1,106)	(1,229)

Net interest income	(1,164)	(262)	(1,426)

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

	At March 31,		At December 31,
	2011	2010	2010	2009
	(Dollars in thousands)
Nonaccrual loans
Construction and A&D	$26,277	$5,435	$16,835	$6,692
Commercial real estate	13,035	14,025	7,633	4,655
Residential mortgage	4,401	5,301	4,166	2,758
Home equity lines and loans	1,909	1,540	1,314	1,314
Commercial and industrial	1,048	3,097	616	2,706
Consumer	-	12	5	9
Total nonaccrual loans	$46,670	$29,410	$30,569	$18,134

Accruing loans past due 90 days or more	-	-	-	381

Total nonperforming loans	46,670	29,410	30,569	18,515

Real estate owned	12,163	8,122	13,574	6,306
Repossessed assets	1,950	6	1,950	-

Total nonperforming assets	$60,783	$37,538	$46,093	$24,821

Restructured loans in accrual status not in categories listed above	$5,755	$10,685	$8,601	$13,691

Allowance for loan losses	23,485	16,807	20,702	17,567
Nonperforming loans to period end loans held for investment	7.15%	3.95%	4.52%	2.39%
Allowance for loan losses to period end loans held for investment	3.60%	2.26%	3.06%	2.31%
Allowance for loan losses to nonperforming loans	50%	57%	68%	95%
Nonperforming loans to period end total assets	4.86%	2.91%	3.14%	1.79%
Nonperforming assets to period end total assets	6.33%	3.71%	4.74%	2.40%

The table below summarizes our nonperforming loan portfolio by region.  The Company considers our total footprint to be comprised of three primary regions:  the Triangle region which encompasses our Wake and Johnston county offices, the Sandhills region which encompasses our Lee and Moore county offices and the Wilmington region.

Nonperforming Loans by Region

	As of March 31, 2011
				Nonperforming
		% of Total		Loans to
	Loans	Loans	Nonperforming	Loans
	Outstanding	Outstanding	Loans	Outstanding
	(Dollars in thousands)

Triangle Region	$376,293	57.59%	$23,062	6.13%
Sandhills Region	104,833	16.04%	7,644	7.29%
Wilmington Region	172,324	26.37%	15,964	9.26%

Total allowance	$653,450	100.00%	$46,670	7.15%

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition.  We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms. All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of March 31, 2011, the allowance for loan losses allocated to TDRs totaled $2.9 million.

The table below summarizes performing restructured loans, which are classified as impaired for purposes of the loan loss allowance calculation.

	At March 31,		At December 31,
	2011	2010	2010	2009
	(Dollars in thousands)

Performing restructured loans:
Construction and A&D	$1,593	$-	$4,896	$1,097
Commercial real estate	2,727	5,879	2,257	6,286
Residential mortgage	1,372	4,654	1,383	5,935
Home equity lines and loans	-	-	-	-
Commercial and industrial	63	152	64	372
Consumer	-	-	-	-
Total performing restructured loans	$5,755	$10,685	$8,600	$13,691

Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms.  These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses.  At March 31, 2011, we identified twenty-seven loans totaling $9.9 million as potential problems loans.  Of the $9.9 million in potential problem loans, six loans totaling $6.4 million are concentrated in the residential construction, land acquisition and development sectors, three loans totaling $1.0 million are residential first trust mortgages and three loans totaling $911,000 are commercial real estate mortgages. There were thirty foreclosed properties valued at a total of $12.2 million, thirty-seven boat slips valued at $2.0 million and ninety-five nonaccrual loans totaling $46.7 million.  Foreclosed property is valued at fair value at the date of foreclosure or acquisition. Interest foregone on nonaccrual and charged-off loans for the three-month period ended March 31, 2011 was $945,000.

At March 31, 2010, we identified twenty-four loans totaling $7.5 million as potential problems loans.  Of the $7.5 million in potential problem loans, eleven loans totaling $3.9 million are concentrated in the residential construction, land acquisition and development sectors and two loans totaling $2.0 million are commercial real estate. There were thirty-four foreclosed properties valued at a total of $8.1 million and eighty-seven nonaccrual loans totaling $29.4 million.  Foreclosed property is valued at fair value at the date of foreclosure or acquisition. Interest foregone on nonaccrual and charged-off loans for the three-month period ended March 31, 2010 was $686,000

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

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

Management has developed a model for evaluating the adequacy of the allowance for loan losses.  The model uses the Company’s internal loan grading system to segment each category of loans by risk class. The Company’s internal grading system is comprised of nine different risk classifications.  Loans possessing a risk class of 1 through 6 demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan.  Loans possessing a risk class of 7 to 9 are generally considered impaired and are individually evaluated for impairment.

The predetermined allowance percentages to be applied to loans possessing risk grade 1 through 6 are determined by using the historical charge-off percentages and adding management’s qualitative factors.  For each individual loan type, we calculate the average historical charge-off percentage over a five year period.  The current year charge-offs are annualized and included as one of the five years under consideration.  The resulting averages represent a charge-off in a more normalized environment.  To those averages, management adds qualitative factors which are more a reflection of current economic conditions and trends.  Together, these two components comprise the reserve.  Those loans moving into risk grade 7 for reasons other than a TDR, which will continue to accrue interest, are not evaluated individually.  These loans are reserved for using an allowance percentage that represents the amount of historical charge-offs on loans moving into risk grade 7 or higher.  For risk grade 6 loans that are either unsecured or secured by a General Security Agreement on business assets, we reserve 25% of the outstanding balance.  If that loan migrates to a risk grade 7, we reserve 50% of the outstanding loan balance.

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

When an impaired loan is determined to be collateral dependent and the borrower or guarantors no longer demonstrate the ability or willingness to service the debt, the loan is written down to its appraised value.  As the net value determined through the analysis process is typically lower than the appraised value, a loan determined to be collateral-dependent would continue to have a specific reserve even after the partial charge-off.

Using the data gathered during the monthly evaluation process, the model calculates an acceptable range for the allowance for loan losses.  Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses within that range.

The provision for the first quarter of 2011 was primarily the result of credit quality deterioration due to current economic conditions in our markets.  The sectors of the loan portfolio being impacted most by the economic climate are residential construction, and land acquisition and development. Other factors influencing the provision include net loan charge-offs.  For the three-month period ended March 31, 2011, net loan charge-offs were $4.2 million compared with $2.6 million for the prior year three-month period and non-accrual loans were $46.7 million and $29.4 million at March 31, 2011 and 2010, respectively.  The allowance for loan losses at March 31, 2011 was $23.5 million, which represents 3.60% of total loans held for investment compared to $16.8 million or 2.26% as of March 31, 2010.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated:

Allocation of Allowance for Loan Losses

	At March 31,		At December 31,
	2011		2010
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)

Residential real estate loans	$1,614	12.56%	$1,360	12.05%
Home equity loans and lines	2,751	8.41%	1,453	8.43%
Commercial real estate loans	7,263	51.42%	5,345	51.06%
Construction loans	9,077	20.36%	9,775	20.79%
Commercial and industrial loans	2,709	6.69%	2,689	7.10%
Loans to individuals	71	0.56%	80	0.57%

Total allowance	$23,485	100.00%	$20,702	100.00%

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Three-Month Period Ended March 31,
	2011	2010
	(Dollars in thousands)

Balance at the beginning of the year	$20,702	$17,567
Charge-offs:
Commercial and industrial loans	269	67
Commercial real estate loans	216	1,026
Construction, acquisition and development	3,761	1,425
Residential mortgage loans	227	29
Home equity lines and loans	112	112
Consumer loans	14	8

Total charge-offs	4,599	2,667

Recoveries
Commercial and industrial loans	36	105
Commercial real estate	-	-
Construction, acquisition and development	312	-
Residential mortgage loans	2	-
Home equity lines and loans	8	1
Consumer loans	-	-

Total recoveries	358	106

Net charge-offs	4,241	2,561

Provision for loan losses	7,024	1,801

Balance at the end of the period	$23,485	$16,807

Total loans held for investment outstanding at period-end	$652,783	$744,484

Average loans held for investment outstanding for the period	$666,448	$752,131

Allowance for loan losses to total loans outstanding	3.60%	2.26%

Annualized ratio of net charge-offs to average loans held for investment outstanding	2.57%	1.38%

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

As of March 31, 2011, liquid assets (cash and due from banks, interest-earning deposits with banks, fed funds sold and investment securities available for sale) were approximately $264.9 million, which represents 28% of total assets and 37% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $343.3 million of which $142.0 million is outstanding.  At March 31, 2011, the Company had outstanding commitments for undisbursed lines of credit and letters of credit amounted to approximately $127.9 million, a $2.2 million commitment to purchase securities in early April and a $363,000 commitment for further investment in a Small Business Investment Corporation.  Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings.  Certificates of deposit represented 52% of the Company’s total deposits at both March 31, 2011 and December 31, 2010. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 40% and 42% of the Company’s total deposits at March 31, 2011 and December 31, 2010, respectively.  While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent Financial Corporation must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At March 31, 2011, the Company’s equity to asset ratio is 7.47%.  The Company’s ratios of Tier 1 capital to risk-weighted assets and total capital to risk-based assets are 9.74% and 12.01%, respectively.  The bank subsidiary is required to maintain capital adequacy ratios.  Crescent State Bank has Tier I capital to risk-weighted assets and total capital to risk-based assets ratios of 9.44% and 11.72%, respectively.

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

Completion of the transaction is conditioned upon, among other things, the approval of the shareholders of Crescent Financial Corporation, as well as the North Carolina Commissioner of Banks and the Federal Reserve. As of the date of this filing, an application for approval has been filed with the appropriate regulatory authorities and the special meeting of shareholders proxy statement has been mailed to the shareholders.  The parties anticipate that the transaction will be consummated in the third quarter of this year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest earning assets and interest bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest earning assets and liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2010.

Item 4. Controls and Procedures

Crescent Financial Corporation’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2011, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. During the first quarter of 2011, the Company enhanced and strengthened certain internal controls and processes concerning the accumulation of information used to document the adequacy of the allowance for loan losses.  These new processes will provide for better communication, timing and supporting documentation of management’s estimates.   As part of the changes in these processes, there were improvements in the related system of internal controls that enhanced the effectiveness of the Company’s internal control over financial reporting.  The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes to ensure that the Company’s systems evolve with its business.

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

CRESCENT FINANCIAL CORPORATION

Date: May 12, 2011	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

Date: May 12, 2011	By:	/s/ Bruce W. Elder
Bruce W. Elder
Principal Financial Officer