Form 10-Q
period 2011-06-30
CRESCENT FINANCIAL CORP
filed 2011-08-15
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Common Stock, $1.00 par value 9,663,059 shares outstanding as of August 12, 2011.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
TABLE OF CONTENTS

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	June 30, 2011 and December 31, 2010	3

	Consolidated Statements of Operations
	Three and Six Months Ended June 30, 2011 and 2010	4

	Consolidated Statements of Comprehensive Income (Loss)
	Three and Six Months Ended June 30, 2011 and 2010	5

	Consolidated Statement of Stockholders’ Equity
	Six Months Ended June 30, 2011	6

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2011 and 2010	7

	Notes to Consolidated Financial Statements	8 - 31

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32 - 52

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	53

Item 4 -	Controls and Procedures	53

Part II.	Other Information

Item 1 -	Legal Proceedings	54

Item 1a -	Risk Factors	54

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3 -	Defaults Upon Senior Securities	54

Item 4 -	(Removed and Reserved)	54

Item 5 -	Other Information	54

Item 6 -	Exhibits	56

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31,
	(Unaudited)	2010*
ASSETS

Cash and due from banks	$8,593,467	$8,372,969
Interest-earning deposits with banks	1,143,149	2,663,210
Federal funds sold	41,415,000	38,070,000
Investment securities available for sale, at fair value	200,922,378	181,916,229

Loans held for sale	1,949,066	5,689,853

Loans held for investment	636,407,773	676,803,069
Allowance for loan losses	(22,319,000)	(20,702,000)
NET LOANS HELD FOR INVESTMENT	614,088,773	656,101,069

Accrued interest receivable	3,655,350	3,995,242
Federal Home Loan Bank stock, at cost	9,606,100	10,521,700
Bank premises and equipment	11,208,184	11,585,920
Investment in life insurance	18,873,349	18,482,993
Foreclosed assets	13,491,059	15,523,592
Other assets	21,969,986	20,095,741

TOTAL ASSETS	$946,915,861	$973,018,518
LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$67,616,316	$62,043,933
Savings	55,038,289	64,772,708
Money market and NOW	228,101,659	220,749,043
Time	363,817,746	376,817,639

TOTAL DEPOSITS	714,574,010	724,383,323

Short-term borrowings	5,000,000	7,000,000
Long-term debt	152,748,000	157,748,000
Accrued expenses and other liabilities	5,174,605	4,871,837
TOTAL LIABILITIES	877,496,615	894,003,160
Commitments (Note B)

Stockholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized, 24,900 shares issued and outstanding at both June 30, 2011 and December 31, 2010	23,614,155	23,379,651
Common stock, $1 par value, 40,000,000 shares authorized; 9,664,059 shares issued and outstanding at both June 30, 2011 and December 31, 2010	9,664,059	9,664,059
Common stock warrant	2,367,368	2,367,368
Additional paid-in capital	74,700,419	74,634,362
Accumulated deficit	(43,643,340)	(32,917,437)
Accumulated other comprehensive income	2,716,585	1,887,355

TOTAL STOCKHOLDERS’ EQUITY	69,419,246	79,015,358

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$946,915,861	$973,018,518

*  Derived from audited consolidated financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Six Month Periods Ended June 30, 2011 and 2010

	Three-month Periods		Six-month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

INTEREST INCOME
Loans held for investment	$9,021,948	$11,495,695	$18,099,891	$22,979,736
Investment securities available for sale	1,825,529	1,857,147	3,488,219	3,793,477
Federal funds sold and interest-earning deposits	27,966	8,078	57,058	12,764

TOTAL INTEREST INCOME	10,875,443	13,360,920	21,645,168	26,785,977

INTEREST EXPENSE
Deposits	3,131,095	4,232,451	6,479,935	8,578,052
Short-term borrowings	21,233	123,674	36,592	329,955
Long-term borrowings	1,376,473	1,466,704	2,747,120	2,878,860

TOTAL INTEREST EXPENSE	4,528,801	5,822,829	9,263,647	11,786,867
NET INTEREST INCOME	6,346,642	7,538,091	12,381,521	14,999,110
PROVISION FOR LOAN LOSSES	3,035,178	8,389,074	10,058,689	10,190,250
NET INTEREST INCOME (LOSS) AFTER
PROVISION FOR LOAN LOSSES	3,311,464	(850,983)	2,322,832	4,808,860

NON-INTEREST INCOME
Mortgage loan origination revenue	56,893	110,653	131,863	303,562
Fees on deposit accounts	457,027	474,032	904,076	905,971
Earnings on life insurance	215,921	219,530	428,638	436,962
Gain on disposal of investment securities	188,994	-	289,625	-
Gain (loss) on disposal of fixed assets	(166)	(2,142)	(887)	4,858
Gain on sale of loans	201,894	149,132	293,349	193,331
Impairment of non-marketable equity security	(179,000)	-	(179,000)	-
Other	133,973	139,403	250,115	291,633

TOTAL NON-INTEREST INCOME	1,075,536	1,090,608	2,117,779	2,136,317

NON-INTEREST EXPENSE
Salaries and employee benefits	3,137,204	3,049,607	6,484,492	6,179,358
Occupancy and equipment	979,514	993,948	1,991,553	1,951,128
Data processing	449,514	392,969	869,811	779,297
FDIC deposit insurance premium	376,782	275,179	825,767	583,859
Net loss on foreclosed assets	1,186,510	836,936	1,345,386	869,856
Other loan related expense	460,384	482,140	793,747	803,721
Professional services	595,646	451,537	1,396,094	881,322
Other	646,200	672,858	1,225,160	1,292,553

TOTAL NON-INTEREST EXPENSE	7,831,754	7,155,174	14,932,010	13,341,094

LOSS BEFORE INCOME TAXES	(3,444,754)	(6,915,549)	(10,491,399)	(6,395,917)

INCOME TAXES	-	(2,906,100)	-	(2,928,900)

NET INCOME (LOSS)	(3,444,754)	(4,009,449)	(10,491,399)	(3,467,017)

Effective dividend on preferred stock (Note H)	437,353	421,255	864,786	840,524

Net loss available to common shareholders	$(3,882,107)	$(4,430,704)	$(11,356,185)	$(4,307,541)

NET LOSS PER COMMON SHARE
Basic	$(0.40)	$(0.46)	$(1.18)	$(0.45)
Diluted	$(0.40)	$(0.46)	$(1.18)	$(0.45)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note C)
Basic	9,586,390	9,581,390	9,583,904	9,577,847
Diluted	9,586,390	9,581,390	9,583,904	9,577,847

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three and Six Month Periods Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss	$(3,444,754)	$(4,009,449)	$(10,491,399)	$(3,467,017)

Other comprehensive income:

Securities available for sale:
Unrealized holding gain on available for sale securities	2,088,509	1,631,558	1,564,892	2,897,130
Tax effect	(805,120)	(629,030)	(603,265)	(1,116,960)
Reclassification of gain on sale of available for sale securities recognized in net loss	(188,994)	-	(289,625)	-
Tax effect	72,857	-	111,650	-
Net of tax amount	1,167,252	1,002,528	783,653	1,780,170
Cash flow hedging activities:
Unrealized holding gain (loss) on cash flow hedging activities	(5,878)	(153,290)	74,171	(297,577)
Tax effect	2,266	59,093	(28,593)	114,716
Net of tax amount	(3,612)	(94,197)	45,578	(182,861)

Total other comprehensive income	1,163,640	908,330	829,230	1,597,309

COMPREHENSIVE LOSS	$(2,281,114)	$(3,101,118)	$(9,662,169)	$(1,869,708)

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

								Accumulated
					Common	Additional		other	Total
	Preferred stock		Common stock		stock	paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	warrants	capital	deficit	income	equity

Balance at December 31, 2010	24,900	$23,379,651	9,664,059	$9,664,059	$2,367,368	$74,634,362	$(32,917,437)	$1,887,355	$79,015,358

Net loss	-	-	-	-	-	-	(10,491,399)	-	(10,491,399)

Other comprehensive income	-	-	-	-	-	-	-	829,230	829,230

Stock based compensation	-	-	-	-	-	66,057	-	-	66,057

Accretion of discount	-	234,504	-	-	-	-	(234,504)	-	-

Balance at June 30, 2011	24,900	$23,614,155	9,664,059	$9,664,059	$2,367,368	$74,700,419	$(43,643,340)	$2,716,585	$69,419,246

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended June 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,491,399)	$(3,467,017)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	497,934	490,594
Provision for loan losses	10,058,689	10,190,251
Gain on mortgage loan commitments	(35,636)	(73,499)
Net gain on sales of mortgage loans	(257,713)	(119,832)
Originations of mortgage loans held-for-sale	(21,788,651)	(10,772,690)
Proceeds from sales of mortgage loans	26,278,907	9,575,465
Proceeds from sale of loans	10,368,897	50,558
Amortization of core deposit premium	66,675	66,675
Deferred income taxes	-	348,284
Gain on sale of available for sale securities	(289,625)	-
Loss on impairment of nonmarketable equity securities	179,000	-
Net (gain) loss on disposal of foreclosed assets	161,657	(31,245)
Valuation adjustments to foreclosed assets	1,183,729	901,100
(Gain) loss on disposal of other assets	887	(4,858)
Net amortization of premiums/discounts on securities	994,788	681,147
Accretion of loan discount	-	(826,637)
Amortization of deposit premium	-	20,216
Net increase in cash value of life insurance	(390,356)	(409,807)
Stock based compensation	66,057	67,455
Change in assets and liabilities:
Decrease in accrued interest receivable	339,892	110,090
Increase in other assets	(2,573,435)	(3,459,290)
Increase (decrease) in accrued interest payable	(32,566)	56,282
Increase in accrued expenses and other liabilities	380,911	514,812
TOTAL ADJUSTMENTS	25,210,041	7,375,071
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,718,642	3,908,054

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(59,280,173)	(3,194,278)
Principal repayments of investment securities available for sale	26,708,897	12,404,432
Proceeds from sale of securities available for sale	14,135,231	-
Proceeds from disposal of foreclosed assets	3,735,050	4,175,555
Proceeds from sale of other assets	-	59,365
Redemption of Federal Home Loan Bank stock	915,600	-
Net decrease in loans held for investment	18,041,702	26,558,380
Purchases of bank premises and equipment	(120,199)	(601,944)
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,136,108	39,401,510

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits:
Demand	5,572,383	483,041
Savings	(9,734,419)	7,566,893
Money market and NOW	7,352,616	25,245,878
Time deposits	(12,999,893)	(33,725,312)
Net decrease in short-term borrowings	(2,000,000)	(52,000,000)
Net increase (decrease) in long-term debt	(5,000,000)	7,000,000
Dividends paid on preferred stock	-	(622,499)
NET CASH USED BY FINANCING ACTIVITIES	(16,809,313)	(46,051,999)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,045,437	(2,742,435)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,106,179	31,727,108
CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,151,616	$28,984,673

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six-month periods ended June 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”, “we”, “our”, “Crescent”) and its wholly owned subsidiary, Crescent State Bank (the “Bank”).  All significant inter-company transactions and balances are eliminated in consolidation.  Operating results for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2010 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At June 30, 2011, commitments are as follows:

Undisbursed lines of credit	$31,663,674
Commitments to extend credit	91,337,318
Stand-by letters of credit	3,582,635
Commitments to sell loans held for sale	1,949,066
Undisbursed commitment to purchase additional investment in Small Business Investment Corporation	363,000

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average number of shares used in computing basic net income per share	9,586,390	9,581,390	9,583,904	9,577,847
Effect of dilutive stock options	-	-	-	-

Weighted average number of shares used in computing diluted net income per share	9,586,390	9,581,390	9,583,904	9,577,847

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE C - PER SHARE RESULTS (Continued)

For the three-month period ended June 30, 2011, there were 294,930 options and the warrant for 833,705 shares that were anti-dilutive due to the net loss.  For the three-month period ended June 30, 2010, there were 424,111 options and the warrant for 833,705 shares that were anti-dilutive due to the net loss.  For the six-month period ended June 30, 2011 there were 294,930 options and the warrant for 833,705 shares that were anti-dilutive due to the net loss.  For the six-month period ended June 30, 2010, there were 424,111 options and the warrant for 833,705 shares that were anti-dilutive due to the net loss.

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

	June 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$12,107,728	$567,675	$3,093	$12,672,310
Mortgage-backed securities	34,594,183	1,499,625	22,645	36,071,163
Collateralized mortgage obligations	106,204,570	2,161,775	176,675	108,189,670
Municipals, non-taxable	37,797,823	956,295	167,167	38,586,951
Municipals, taxable	2,031,795	27,325	-	2,059,120
Corporate bonds	2,798,397	25,184	9,951	2,813,630
Marketable equity	462,210	107,438	40,114	529,534
	$195,996,706	$5,345,317	$419,645	$200,922,378

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$9,346,395	$492,005	$-	$9,838,400
Mortgage-backed securities	38,079,632	1,667,631	22,418	39,724,845
Collateralized mortgage obligations	76,553,621	2,022,287	126,224	78,449,684
Municipals, non-taxable	51,067,962	442,604	892,203	50,618,363
Municipals, taxable	-	-	-	-
Corporate bonds	2,777,457	15,665	24,322	2,768,800
Marketable equity	440,757	121,082	45,702	516,137
	$178,265,824	$4,761,274	$1,110,869	$181,916,229

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

The following tables show investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010. The June 30, 2011 unrealized losses on investment securities relate to one US Government agency, twelve collateralized mortgage obligations, one mortgage-backed security, six non-taxable municipal securities, one marketable equity security, and one corporate bond. The December 31, 2010 unrealized losses on investment securities relate to seven collateralized mortgage obligations, one mortgage-backed security, thirty-six municipal securities, two corporate bonds and one marketable equity security. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased.  The unrealized losses will reverse at maturity or prior to maturity if market interest rates decline to levels that existed when the securities were purchased.  Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

	June 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
US Government securities	$996,907	$3,093	$-	$-	$996,907	$3,093
Mortgage-backed	2,179,799	22,645	-	-	2,179,799	22,645
Collateralized mortgage obligations	20,367,264	176,675	-	-	20,637,264	176,675
Municipals, non-taxable	4,180,353	167,167	-	-	4,180,353	167,167
Corporate Bond	943,040	9,951	-	-	943,040	9,951
Marketable equity	-	-	41,710	40,114	41,710	40,114

Total temporarily impaired securities	$28,667,363	$379,531	$41,710	$40,114	$28,709,073	$419,645

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
Mortgage-backed	$984,306	$22,418	$-	$-	$984,306	$22,418
Collateralized mortgage obligations	7,274,222	126,224	-	-	7,274,222	126,224
Municipals, non taxable	27,738,632	823,580	1,006,202	68,623	28,744,834	892,203
Corporate bonds	1,831,230	24,322	-	-	1,831,230	24,322
Marketable equity	-	-	36,122	45,702	36,122	45,702

Total temporarily impaired securities	$37,828,390	$996,544	$1,042,324	$114,325	$38,870,714	$1,110,869

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

At June 30, 2011 and December 31, 2010, investment securities with a carrying value of $89,070,974 and $94,085,409 respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale at June 30, 2011 are shown below by expected maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value

Due within one year	$28,680,247	$29,438,597
Due after one year through five years	107,523,911	110,417,139
Due after five years through ten years	39,713,927	40,553,369
Due after ten years	19,616,411	19,983,739
Other equity securities	462,210	529,534
	$195,996,706	$200,922,378

At June 30, 2011, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company is $9,606,100.  The change in balance from $10,521,700 at December 31, 2010 is related to stock repurchases made by FHLB.

NOTE E - LOANS HELD FOR INVESTMENT

Following is a summary of loans for the period indicated:
	June 30, 2011	December 31, 2010
Commercial real estate	$331,662,656	$345,902,319
Residential real estate	132,301,116	138,769,782
Construction, development & acquisition	117,061,159	140,848,750
Commercial and industrial	52,453,842	48,144,401
Consumer	3,622,694	3,838,154
Total loans	637,101,467	677,503,406
Less:
Deferred loan fees	(693,694)	(700,337)
Allowance for loan losses	(22,319,000)	(20,702,000)
Total	$614,088,773	$656,101,069

Loans are primarily made in the Company’s market area of North Carolina, principally Wake, Johnston, Lee, Moore, and New Hanover counties. Real estate loans can be affected by the condition of the local real estate market. Commercial and consumer and other loans can be affected by the local economic conditions.

To provide greater transparency on non-performing assets, disclosures required by ASU 2010-20 have been included on the following pages.  Allowance for loan losses is reported by portfolio segment and further detail of credit quality indicators are provided by class of loans.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Allowance for Loan Losses and Recorded Investment in Loans
As of and for the three and six-month periods ended June 30, 2011 and as of December 31, 2010
(in thousands)

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business.  Management evaluates the adequacy of this allowance on a monthly basis during which time those loans that are identified as impaired are evaluated individually.

Following is an analysis of the allowance for loan losses by loan segment:

	Three Months Ended June 30, 2011
	Commercial	Commercial	Residential	Construction
	& Industrial	Real Estate	Real Estate	Dev & Acq	Consumer	Total
Allowance for loan losses:
March 31, 2011 balance	$2,709	$7,263	$4,365	$9,077	$71	$23,485
Charge-offs	(509)	(455)	(667)	(2,670)	(8)	(4,309)
Recoveries	26	-	45	36	1	108
Provision	679	1,207	359	784	6	3,035
June 30, 2011 balance	$2,905	$8,015	$4,102	$7,227	$70	$22,319

	Six Months Ended June 30, 2011
	Commercial	Commercial	Residential	Construction
	& Industrial	Real Estate	Real Estate	Dev & Acq	Consumer	Total
Allowance for loan losses:
Dec 31, 2010 balance	$2,689	$5,345	$2,813	$9,775	$80	$20,702
Charge-offs	(778)	(671)	(1,006)	(6,431)	(22)	(8,908)
Recoveries	62	-	55	348	1	466
Provision	932	3,341	2,240	3,535	11	10,059
June 30, 2011 balance	$2,905	$8,015	$4,102	$7,227	$70	$22,319

June 30, 2011 balance:
Individually evaluated for impairment	$1,295	$4,211	$2,223	$4,897	$34	$12,660
Collectively evaluated for impairment	$1,610	$3,804	$1,879	$2,330	$36	$9,659

Loans:
June 30, 2011 balance	$52,454	$331,663	$132,301	$117,061	$3,622	$637,101
Ending balance:
Individually evaluated for impairment	$3,272	$17,489	$12,691	$28,172	$35	$61,659
Collectively evaluated for impairment	$49,182	$314,174	$119,610	$88,889	$3,587	$575,442

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

	As of December 31, 2010
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

Credit Quality Indicators
As of June 30, 2011 and December 31, 2010 (in thousands)

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category (in thousands)

	June 30, 2011
		Commercial
	Commercial	Real Estate	Commercial	Commercial
	& Industrial	Other	Construction	LOC	Total
1-Minimal Credit Risk	$2,302	$-	$-	$13	$2,315
2-Modest Credit Risk	388	-	-	-	388
3-Average Credit Risk	497	11,587	2,487	-	14,571
4-Acceptable Credit Risk	11,013	150,804	13,895	169	175,881
5-Acceptable Credit Risk	25,549	129,457	44,561	110	199,677
6-Special Mention	3,504	22,326	20,530	2	46,362
7-Substandard	3,053	15,016	26,138	1	44,208
8-Doubtful	218	2,473	1,741	-	4,432
9-Loss	-	-	-	-	-
Other	5,409	-	-	226	5,635

Total	$51,933	$331,663	$109,352	$521	$493,469

	December 31, 2010
		Commercial
	Commercial	Real Estate	Commercial	Commercial
	& Industrial	Other	Construction	LOC	Total
1-Minimal Credit Risk	$3,704	$-	$-	$-	$3,704
2-Modest Credit Risk	276	-	-	-	276
3-Average Credit Risk	638	11,177	1,850	-	13,665
4-Acceptable Credit Risk	13,125	164,402	22,265	173	199,965
5-Acceptable Credit Risk	24,025	144,810	51,069	87	219,991
6-Special Mention	3,595	15,419	24,150	5	43,169
7-Substandard	2,044	8,456	29,911	-	40,411
8-Doubtful	132	1,568	2,225	-	3,925
9-Loss	-	-	-	-	-
Other	67	70	49	273	459

Total	$47,606	$345,902	$131,519	$538	$525,565

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Consumer Credit Exposure
Credit Risk Profile by Creditworthiness Category (in thousands)

	June 30, 2011
	Residential
	Real Estate	Consumer
	Other	Construction	Home Equity	Consumer	Total
1-Minimal Credit Risk	$-	$-	$-	$349	$349
2-Modest Credit Risk	-	-	66	-	66
3-Average Credit Risk	10,424	1,113	7,398	490	19,425
4-Acceptable Credit Risk	32,125	4,527	31,916	1,000	69,568
5-Acceptable Credit Risk	23,636	786	9,015	783	34,220
6-Special Mention	3,200	990	1,691	309	6,190
7-Substandard	9,112	293	3,579	35	13,019
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Other	119	-	20	656	795

Total	$78,616	$7,709	$53,685	$3,622	$143,632

	December 31, 2010
	Residential
	Real Estate	Consumer
	Other	Construction	Home Equity	Consumer	Total
1-Minimal Credit Risk	$-	$-	$-	$421	$421
2-Modest Credit Risk	-	-	78	-	78
3-Average Credit Risk	9,707	2,275	6,440	597	19,019
4-Acceptable Credit Risk	34,191	5,297	35,153	1,041	75,682
5-Acceptable Credit Risk	24,648	704	10,392	736	36,480
6-Special Mention	6,808	788	1,463	377	9,436
7-Substandard	5,996	221	3,368	13	9,598
8-Doubtful	295	45	167	-	507
9-Loss	-	-	-	-	-
Other	-	-	64	653	717

Total	$81,645	$9,330	$57,125	$3,838	$151,938

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Age Analysis of Past Due Loans
As of June 30, 2011 and December 31, 2010 (in thousands)

	June 30, 2011
						Recorded
	Greater than					Investment >
	30-89 Days	90 Days	Total		Total	90 Days &
	Past Due(1)	Past Due(2)	Past Due	Current	Loans	Accruing
Commercial & Industrial	$414	$587	$1,001	$50,932	$51,933	$-
Commercial – Construction	2,283	17,054	19,337	90,015	109,352	-
Commercial - Real Estate	-	13,153	13,153	318,510	331,663	-
Commercial - Lines of Credit	22	-	22	499	521	-
Commercial – Other	-	-	-	-	-	-
Consumer	4	-	4	3,618	3,622	-
Consumer – Construction	-	166	166	7,543	7,709	-
Consumer – Other	-	-	-	-	-	-
Home Equity	228	980	1,208	52,477	53,685	-
Residential Real Estate	1,225	1,527	2,752	75,864	78,616	-
Total	$4,176	$33,467	$37,643	$599,458	$637,101	$-

(1) Total loans past due 30 to 89 days includes approximately $2.9 million of loans in nonaccrual status.
(2) All loans held for investment past due 90 days or more were in nonaccrual status.

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
(2) All loans held for investment past due 90 days or more were in nonaccrual status.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Impaired Loans
For the Three and Six Months Year Ended June 30, 2011 and the full year ended December 31, 2010 (in thousands)

	Three and six months ended June 30, 2011
				3 Month	QTD	6 Month	YTD
	Recorded	Unpaid	Related	Average	Interest	Average	Interest
	Investment	Principal	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Consumer	$-	$-	$-	$-	$-	$-	$-
Commercial & industrial	75	83	-	77	-	153	2
Commercial construction	3,978	4,672	-	7,785	34	7,469	56
Commercial real estate	3,461	3,461	-	3,917	8	3,815	15
Consumer construction	-	-	-	-	-	8	-
Home equity lines/loans	312	312	-	353	1	851	13
Residential real estate	2,438	2,438	-	2,518	9	2,430	20

Sub-Total	10,264	10,966	-	14,650	52	14,726	106
With an allowance recorded:
Consumer	35	35	34	38	1	37	2
Commercial & industrial	3,197	3,197	1,295	3,327	44	3,134	80
Commercial construction	23,901	26,991	4,818	25,905	143	29,591	334
Commercial real estate	14,028	15,117	4,211	13,761	69	13,595	121
Consumer construction	293	293	79	295	2	312	4
Home equity lines/loans	3,601	3,892	1,212	3,508	30	3,120	46
Residential real estate	6,340	7,079	1,011	5,948	78	6,349	118

Sub-Total	51,395	56,604	12,660	52,782	367	56,138	705
Totals:
Commercial	3,272	3,280	1,295	3,404	44	3,287	82
Commercial real estate	17,489	18,578	4,211	17,678	77	17,410	136
Construction	28,172	31,956	4,897	33,985	179	37,380	394
Consumer	35	35	34	38	1	37	2
Residential real estate	12,691	13,721	2,223	12,327	118	12,750	197

Grand Total	$61,659	$67,570	$12,660	$67,432	$419	$70,864	$811

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

	Twelve months ended December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Investment
With no related allowance recorded:
Consumer	$-	$-	$-	$49	$1
Commercial & industrial	83	92	-	1,200	3
Commercial construction	2,649	4,475	-	11,132	354
Commercial real estate - other	3,366	3,366	-	6,154	226
Consumer construction	45	133	-	258	15
Home equity lines/loans	1,883	2,032	-	1,780	74
Residential real estate - other	2,820	2,820	-	1,894	58

Sub-Total	10,846	12,918	-	22,467	731
With an allowance recorded:
Consumer	13	13	10	220	8
Commercial & industrial	2,093	2,093	984	2,261	96
Commercial construction	29,488	30,529	7,251	17,409	677
Commercial real estate – other	6,658	7,328	1,780	9,730	230
Consumer construction	221	221	20	367	9
Home equity lines/loans	1,652	1,879	547	1,099	14
Residential real estate - other	3,471	5,197	446	6,107	223

Sub-Total	43,596	47,260	11,038	37,193	1,257
Totals:
Commercial	2,176	2,185	984	3,461	99
Commercial real estate	10,024	10,694	1,780	15,884	456
Construction	32,403	35,358	7,271	29,166	1,055
Consumer	13	13	10	269	9
Residential real estate	9,826	11,928	993	10,880	369

Grand Total	$54,442	$60,178	$11,038	$59,660	$1,988

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Loans on Nonaccrual Status
As of June 30, 2011 and December 31, 2010  (in thousands)

June 30, 2011
Commercial
Commercial & industrial	$854
Commercial LOC	-
Commercial other	-
Commercial real estate
Commercial construction	19,628
Commercial real estate – other	13,153
Consumer
Consumer LOC	-
Consumer other	-
Residential real estate
Consumer construction	167
Home equity loans/lines	1,314
Residential real estate – other	3,989

Total	$39,105

Dec 31, 2010
Commercial
Commercial & industrial	$616
Commercial LOC	-
Commercial other	-
Commercial real estate
Commercial construction	16,614
Commercial real estate – other	7,633
Consumer
Consumer LOC	5
Consumer other	-
Residential real estate
Consumer construction	221
Home equity loans/lines	1,314
Residential real estate – other	4,166

Total	$30,569

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

Based on the evaluation performed at inception, these derivative instruments qualified for cash flow hedge accounting. Therefore, the cumulative change in fair value of the interest rate swaps, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged trust preferred debenture and subordinated term loan, was deferred and reported as a component of other comprehensive income (“OCI”) during the period that cash flow hedge accounting remains applicable. Any hedge ineffectiveness will be charged to current earnings.

Since the floating index and reset dates are based on identical terms, management believes that the hedge relationship of the cumulative changes in expected future cash flows from the interest rate swaps and the cumulative changes in expected interest cash flows from the subordinated term loan agreement will be highly effective. Management has determined that there is no hedge ineffectiveness as of June 30, 2011 related to the subordinated term loan.

As previously disclosed, during the quarter ended June 30, 2011 we deferred the interest payments associated with our trust preferred debentures.  As such, we have determined that cash flow hedge accounting is no longer applicable for the two interest rate swaps related to the trust preferred debentures, and changes to the fair value of our interest rate swaps will be reflected within our earnings. The amount in accumulated other comprehensive income as of the date that hedge accounting was discontinued will be amortized into earnings over the period through the maturity of each interest rate swap, because it is deemed probable that future interest payments on the trust preferred debentures will resume.  Such amortization was deemed immaterial for the quarter ended June 30, 2011.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The notional amount of the debt obligations being hedged was $15.5 million and the fair value of the interest rate swap liability, which is recorded in accrued expenses and other liabilities at June 30, 2011, was an unrealized loss of $504,867.

The following tables disclose the location and fair value amounts of derivative instruments designated as hedging instruments in the consolidated balance sheets.

	June 30, 2011
			Estimated Fair
	Balance Sheet	Notional	Value of
	Location	Amount	Asset (Liability)

Trust preferred securities:
Interest rate swap	Other liabilities	$4,000,000	$(83,345)
Interest rate swap	Other liabilities	4,000,000	(178,403)

Subordinated term loan agreements:
Interest rate swap	Other liabilities	3,750,000	(76,838)
Interest rate swap	Other liabilities	3,750,000	(166,281)
		$15,500,000	$(504,867)

	December 31, 2010
			Estimated Fair
	Balance Sheet	Notional	Value of
	Location	Amount	Asset(Liability)

Trust preferred securities:
Interest rate swap	Other liabilities	$4,000,000	$(111,444)
Interest rate swap	Other liabilities	4,000,000	(188,166)

Subordinated term loan agreements:
Interest rate swap	Other liabilities	3,750,000	(103,529)
Interest rate swap	Other liabilities	3,750,000	(175,899)
		$15,500,000	$(579,038)

See Note G for additional information.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The following table discloses activity in accumulated Other Comprehensive Income (“OCI”) related to the interest rate swaps during the three and six month periods ended June 30, 2011.

	Three months	Six months
	ended	ended
	June 30, 2011	June 30, 2011
Accumulated OCI resulting from interest rate swaps as of January 1, 2011, net of tax	$(306,628)	$(355,818)
Other comprehensive gain recognized during the three and six month periods ended June 30, 2011, net of tax	(3,612)	45,875
Accumulated OCI resulting from interest rate swaps as of June 30, 2011, net of tax	$(310,240)	$(310,240)

The following table discloses activity in accumulated OCI related to the interest rate swaps during the year ended December 31, 2010.
December 31, 2010

Accumulated OCI resulting from interest rate swaps as of January 1, 2010, net of tax	$(181,237)
Other comprehensive loss recognized, net of tax	(174,581)
Accumulated OCI resulting from interest rate swaps as of December 31, 2010, net of tax	$(355,818)

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of June 30, 2011 and December 31, 2010, the Company carried certain marketable equity securities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of June 30, 2011 and December 31, 2010, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale and derivative liabilities.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of June 30, 2011 and December 31, 2010, while the Company did not carry any financial assets or liabilities, measured on a recurring basis, at fair value hierarchy Level 3, the Company did value impaired loans and other real estate owned, measured on a non-recurring basis, at fair value hierarchy Level 3.

Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis, as described below.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, and money market funds.  Level 2 securities include US Government obligations and agencies, mortgage-backed securities and collateralized mortgage obligations issued by government sponsored entities, municipal bonds and corporate debt securities. There are currently no securities classified as Level 3, but would include asset-backed securities in less liquid markets.

Derivative Liabilities

Derivative instruments at June 30, 2011 and 2010 include interest rate swaps and are valued using models developed by third-party providers.  This type of derivative is classified as Level 2 within the hierarchy.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE G - FAIR VALUE MEASUREMENT (Continued)

Fair Value on a Recurring Basis (Continued)

Mortgage Banking Activity

The Company enters into interest rate lock commitments and commitments to sell mortgages. These commitments are valued as a percentage of the dollar volume of the period end loan pipeline based on an average year-to-date earnings factor and pull-through rate.  At June 30, 2011, the fair value associated with these interest rate lock commitments was $92,000, which is included in other assets. The fair value associated with interest rate lock commitments at December 31, 2010 was $53,000. Forward loan sale commitments have been deemed insignificant.

Fair Value on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Loans Held for Investment

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. There were $61.6 million in impaired loans at June 30, 2011, of which $51.4 million in loans showed impairment and had a specific reserve of $12.7 million.  Impaired loans totaled $54.4 million at December 31, 2010.  Of such loans, $43.6 million had specific loss allowances aggregating $11.0 million at that date.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE G - FAIR VALUE MEASUREMENT (Continued)

There were no significant transfers between the valuation of financial assets or liabilities between levels 1 and 2 in the valuation hierarchy.  Below is a table that presents information about assets measured at fair value at June 30, 2011, and December 31, 2010:

		Fair Value Measurements at
		June 30, 2011, Using

		Quoted Prices	Significant
	Assets/(Liabilities)	in Active	Other	Significant
	Measured at	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	6/30/2011	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. Government obligations and agency	$12,672,310	$-	$12,672,310	$-
Mortgage-backed	36,071,163	-	36,071,163	-
Collateralized mortgage obligations	108,189,670	-	108,189,670	-
Municipals	40,646,071	-	40,646,071	-
Corporate bonds	2,813,630	-	2,813,630	-
Marketable equity	529,534	529,534	-	-

Foreclosed assets	13,491,059	-	-	13,491,059
Impaired loans	38,735,068	-	-	38,735,068
Interest rate lock commitments	91,716	-	-	91,716
Derivative liabilities	(504,867)	-	(504,867)	-

		Fair Value Measurements at
		December 31, 2010, Using

		Quoted Prices	Significant
	Assets/(Liabilities)	in Active	Other	Significant
	Measured at	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. Government obligations and agency	$9,838,400	$-	$9,838,400	$-
Mortgage-backed	39,724,845	-	39,724,845	-
Collateralized mortgage obligations	78,449,684	-	78,449,684	-
Municipals	50,618,363	-	50,618,363	-
Corporate bonds	2,768,800	-	2,768,800	-
Marketable equity	516,137	516,137	-	-

Foreclosed assets	15,523,592	-	-	15,523,592
Impaired loans	43,404,439	-	-	43,404,439
Interest rate lock commitments	53,185	-	-	53,185
Derivative liabilities	(579,038)	-	(579,038)	-

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE G - FAIR VALUE MEASUREMENT (Continued)

The following table provides information regarding the activity in assets and liabilities measured at a fair value Level 3 on a recurring basis per ASU No 2010-06, Fair Value Measurements and Disclosures:

Level 3
Interest Rate
Lock Commitments

Beginning balance December 31, 2010	$53,185
Realized gain on commitments	(257,713)
Expired commitments	(27,352)
New commitments entered into	323,596
Ending balance June 30, 2011	$91,716

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$51,151,616	$51,151,616	$49,106,179	$49,106,179
Investment securities	200,922,378	200,922,378	184,455,418	184,455,418
Federal Home Loan Bank stock	9,606,100	9,606,100	10,521,700	10,521,700
Loans held for sale	1,949,066	1,949,066	5,689,853	5,689,853
Loans held for investment, net	614,088,773	579,313,443	656,101,069	621,983,795
Investment in life insurance	18,873,349	18,873,349	18,482,993	18,482,993
Accrued interest receivable	3,655,350	3,655,350	3,995,242	3,995,242

Financial liabilities:
Deposits	714,574,010	732,888,705	724,383,323	742,610,196
Short-term borrowings	5,000,000	5,348,119	7,000,000	7,232,221
Long-term borrowings	152,748,000	152,991,881	157,748,000	158,661,779
Interest rate swaps	504,867	504,867	579,038	579,038
Accrued interest payable	1,317,760	1,317,760	1,350,326	1,350,326

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

The Company deferred payment of the February and May, 2011 quarterly cash dividends of $311,250 and $315,141, respectively, on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  Under the terms of the TARP Preferred Stock, the Company is required to pay quarterly dividends at a rate of 5 percent per year for the first five years following the Treasury investment, after which the dividend rate automatically increases to 9 percent per year. The Company is required to pay quarterly dividends at the rate of 5% per year on any deferred payments.  The Company may defer dividend payments for up to six consecutive quarters without default or penalty.  The May 2011 deferred payment includes $3,891 in additional dividend  related to the deferred payment from February.

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

For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has provided the required interim period disclosures in Note E of this report.

ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20.  The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  The new disclosures will be required for interim and annual periods beginning on or after June 15, 2011, and apply retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The Company will begin providing these additional disclosures with Q3 2011 reporting.

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

ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  The amendments in this Update change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820.  The amendments in this Update are to be applied prospectively for interim and annual periods beginning after December 15, 2011.  Management does not anticipate any material changes to their financial reporting related to this Update and will provide disclosures in line with this Update beginning with the quarterly period ended March 31, 2012.

ASU 2011-05:  Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The amendments in this Update allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in this Update should be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 5, 2011.  Management does not anticipate any major changes to their financial reporting related to this Update.

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

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results for the three and six-month periods ended June 30, 2011 and 2010 and financial condition for the periods ended June 30, 2011 and December 31, 2010. It should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted.  All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT
JUNE 30, 2011 AND DECEMBER 31, 2010

Total assets decreased by approximately $26.1 million or 3% to $946.9 million at June 30, 2011 from $973.0 million at December 31, 2010.  Earning assets are $891.4 million at June 30, 2011 compared to $915.7 at December 31, 2010 and comprised 94% of total assets at both dates.  Components of earning assets at June 30, 2011 are $636.4 million in gross loans held for investment, $210.5 million in investment securities and Federal Home Loan Bank (FHLB) stock, $42.6 in overnight investments and interest-earning deposits with correspondent banks and $1.9 million in loans held for sale.  Earning assets at December 31, 2010 consisted of $676.8 million in gross loans held for investment, $192.4 million in investment securities and FHLB stock, $40.7 million in overnight investments and interest-earning deposits and $5.7 million in loans held for sale. Total deposits and stockholders’ equity at June 30, 2011 are $714.6 million and $69.4 million, respectively, compared to $724.4 million and $79.0 million at December 31, 2010.

Gross loans held for investment, net of deferred loan fees declined by $40.4 million over the first six months of 2011. All loan categories with the exception of commercial and industrial loans experienced a decline due in part to normal principal payments, continued softness in loan demand, loan sales and loan charge-offs.  The net decline by loan category is as follows: $23.8 million in construction, land acquisition and development, $14.2 million in commercial real estate, $3.4 million in home equity loans and lines, $3.0 million in residential first trust mortgages, and $215,000 in consumer loans. The commercial and industrial loan category experienced a net increase of $4.3 million.  The net $40.4 million decrease is comprised of $49.6 million in normal principal payments and payoffs, $10.1 million in loan sales, $8.9 million in loan charge-offs, $3.5 million of loans transferred to other asset categories, and are partially offset by $31.7 million in new loan production.  The composition of the loan portfolio, by category, as of June 30, 2011 is 52% commercial mortgage loans, 18% construction loans, 12% residential mortgage loans, 9% home equity loans and lines, 8% commercial loans and 1% consumer loans.  The composition of the loan portfolio, by category, as of December 31, 2010 was 51% commercial real estate mortgage loans, 21% construction and land development loans, 12% residential one-to-four family first deed of trust mortgage loans, 8% home equity lines and loans, 7% commercial and industrial loans and 1% consumer loans.

Loans for commercial real estate, construction, land acquisition and development comprised 70% of the total loan portfolio at June 30, 2011.  A more detailed breakdown of loans in those sectors is presented in the table below:

Breakdown of Commercial Real Estate

Total Aggregate
Exposure
Loan Type	(in thousands)
Non owner occupied investment property	$185,084
Owner occupied commercial property	129,771
Multi-family investment property	16,216
Agriculture/Farmland	592
Subtotal	331,663
Deferred unearned interest	(445)
Total commercial real estate loans	$331,218

Breakdown of Construction, Acquisition & Development

Total Aggregate
Exposure
Loan Type	(in thousands)
Land acquisition and development - commercial purposes	$55,090
Land acquisition and development - residential purposes	37,176
1 to 4 family residential construction	12,831
Commercial construction	11,964
Subtotal	117,061
Deferred unearned interest	(140)
Total construction, acquistition & development	$116,921

The Company’s allowance for loan losses at June 30, 2011 is $22.3 million or 3.51% of outstanding loans held for investment compared to $20.7 million or 3.06% at December 31, 2010. The net increase is due to a $10.1 million provision for loan losses partially offset by $8.4 million in net charge-offs.  The loan loss reserve is adjusted monthly to a level that management believes is appropriate given the current risk profile of the portfolio.  Economic conditions in our markets over the past two plus years have had a significant impact on the housing market and general business conditions.  As a result, we have experienced a deterioration of asset quality and an increase in loan charge-offs and asset foreclosures and repossessions.  There is a more detailed discussion of the methodology in the section entitled “Analysis of Allowance for Loan Losses.”

At June 30, 2011, there were 85 loans totaling $39.1 million in non-accrual status.    There were no loans held for investment that were past due 90 days or more and still accruing interest. Non-performing loans as a percentage of total loans held for investment at June 30, 2011 is 6.14%.  At December 31, 2010, there were 63 loans totaling approximately $30.6 million in non-accrual status. During the first six months of 2011, of those loans in nonaccrual status at December 31, 2010, eight loans were paid off, two loans were returned to accrual status based on payment history, nine loans were charged-off, collateral securing seven loans was foreclosed and moved to other real estate owned and 37 loans remained in nonaccrual status. The percentage of non-performing loans to total loans held for investment at December 31, 2010 was 4.52%.  For a more detailed discussion, see the section entitled Nonperforming Assets.

Loans are classified as Troubled Debt Restructurings (“TDRs”) by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers.  Of the $20.4 million of TDRs at June 30, 2011, $7.2 million were accruing interest.  One loan still accruing interest in the amount of $109,000 was past due 30 days or more.  The remaining $13.2 million were nonperforming loans and included in the nonaccrual figures presented previously.  At December 31, 2010, there were $17.2 million in TDRs of which $8.6 million were accruing interest and were not past due 30 days or more and $8.6 million were nonperforming loans and included in the non-accrual figures.   The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidations of assets.  Generally these loans are restructured to provide the borrower additional time to execute their plans.  The TDRs were not placed in nonaccrual status prior to the restructuring, and since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest at the restructured rate.  The Company closely monitors these loans and will cease accruing interest on them if and when management believes that the borrowers may not continue performing based on the restructured note terms.  All TDR’s are considered impaired and at June 30, 2011 and December 31, 2010 there were $16.1 million and $13.1 million, respectively, in TDRs which demonstrated impairment and accordingly were evaluated as such in the allowance calculation.  As of June 30, 2011 and December 31, 2010, the allowance for loan losses allocated to TDRs totaled approximately $4.8 million and $2.6 million, respectively.

The Company has investment securities with an amortized cost of $196.0 million at June 30, 2011.  All investments are accounted for as available for sale and are presented at their fair market value of $200.9 million compared with $181.9 million at year-end 2010.  The Company’s investment securities at June 30, 2011, consist of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, corporate bonds, municipal bonds and marketable equity securities.  The $19.0 million increase in the available for sale portfolio during the second quarter of 2011 was the net result of $59.3 million in new purchases, $1.3 million increase in the fair value of the portfolio, $26.4 million in sales of available for sale securities, $14.1 million in normal principal payments, and $995,000 in net amortization of premiums.  The Company owned $9.6 million and $10.5 million of Federal Home Loan Bank stock at June 30, 2011 and December 31, 2010, respectively.

There were $41.4 million in Federal funds sold at June 30, 2011 compared to $38.1 million at December 31, 2010.  Fed funds sold represents one form of on-balance sheet liquidity used to redeem maturing time deposits and borrowings, fund new loan production and for deposit fluctuations of non-maturing deposit types. The increase in Fed funds sold is primarily due to the decrease in the loan portfolio.

Interest-earning deposits held at correspondent banks declined from $2.7 million at December 31, 2010 to $1.1 million at June 30, 2011.  Interest-earning funds held at correspondent bank accounts are a source of on-balance sheet liquidity and typically are deployed to the investment portfolio.

Non-earning and other assets declined by approximately $265,000 from $78.1 million at December 31, 2010 to $77.8 million at June 30, 2011.  Foreclosed assets declined by $2.0 million as the net result of receiving $3.7 million in proceeds from dispositions and $1.3 million in net losses on dispositions and valuation write-downs offset by $3.1 of new transfers into foreclosed assets.  The deferred tax asset decreased by $2.0 during the first half of 2011.   The decrease was the net result of an increase to the net deferred tax asset, of $2.3 million, offset by an increase in the deferred tax asset valuation allowance of $4.3 million. There were decreases in premises and equipment and accrued interest receivable of $378,000 and $340,000, respectively.    The cash surrender value of bank owned life insurance increased by $390,000 during the six-month period.

Total deposits declined by $9.8 million between December 31, 2010 and June 30, 2011 from $724.4 million to $714.6 million.  The Company has continued to focus on reducing its reliance on brokered deposits and shifting its deposit mix to favor more stable, core deposit types.  Brokered time deposits have decreased by $19.5 million from $160.5 million at year end 2010 to $141.1 million at June 30, 2011.  Other retail time deposits increased by $6.5 million from $216.3 million to $222.8 million.  Noninterest bearing demand deposits have increased by $5.6 million to $67.6 million at June 30, 2011 compared to $62.0 million at December 31, 2010 primarily as a result of our efforts to focus on small business relationships. Interest bearing demand deposits have increased by $1.1 million to $149.2 million primarily as a result of a $5.4 million increase in Crescent Rewards checking, a premium-yielding checking account for individuals.  The increase in Rewards checking was somewhat offset by declines in regular NOW accounts, IOLTA (Interest On Lawyer Trust Accounts) accounts and a shift in public unit deposits from interest bearing to noninterest bearing.  Money market balances have increased by $6.2 million and savings balances have declined by $9.7 million between year-end 2010 and June 30, 2011.   We made a strategic decision to lower our business premium savings rates and transition business customers into money market accounts.

The composition of the deposit base, by category, at June 30, 2011 is as follows: 51% time deposits, 21% interest-bearing demand deposits, 11% money market, 8% statement savings accounts and 9% non-interest-bearing demand deposits.  The composition of the deposit base, by category, at December 31, 2010 was as follows:  52% in time deposits, 20% in interest-bearing deposits, 10% in money market, and 9% in both non interest-bearing demand deposits and statement savings. Time deposits of $100,000 or more totaled $278.0 million at June 30, 2011 compared to $302.9 million at December 31, 2010.

The Company has total borrowings of $157.7 million at June 30, 2011 compared with $164.7 million at December 31, 2010.  The composition of borrowings is $137.0 million in long-term advances and $5.0 million in short-term advances from the Federal Home Loan Bank of Atlanta (FHLB), $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary and $7.5 million in a subordinated term loan issued to a non-affiliated financial institution.  Borrowings at December 31, 2010 consisted of $142.0 million in long-term FHLB advances, $7.0 million in short-term FHLB advances, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary, and $7.5 million in a subordinated term loan.  There were no Federal funds purchased at either balance sheet date.

Accrued interest payable and other liabilities increased by $303,000 to $5.2 million at June 30, 2011.

Between December 31, 2010 and June 30, 2011, total stockholders’ equity declined by $9.6 million. The decrease was primarily due to the $10.5 million net loss and partially offset by an increase of $829,000 in other comprehensive income.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

Net Income/Loss.  Net loss for the three-month period ended June 30, 2011, before adjusting for the effective dividend on preferred stock, was ($3,445,000) compared to a net loss of ($4,010,000) for the prior year three-month period ended June 30, 2010. After adjusting for $437,000 and $421,000 in dividends and discount accretion on preferred stock for the two respective periods, net loss attributable to common shareholders for the current period was ($3,882,000) or ($0.40) per diluted share compared to a net loss attributable to common shareholders of ($4,431,000) or ($0.46) per diluted share for the prior year period.  Annualized return on average assets for the current period is (1.47%) compared to (1.60%) for the prior period.  Despite a significantly lower loan loss provision for the quarter, a decline in net interest income, an increase in noninterest expenses and the non-recordation of calculated income tax benefits resulted in a net loss.  Return on average equity for the current period was (19.21%) compared to (17.75%) for the prior period.  The decrease in return on average equity is due to the net loss for the period.   Pre-tax loss for the three-month periods ended June 30, 2011 and 2010 was ($3,445,000) and ($6,916,000), respectively.

Net Interest Income. Net interest income decreased by $1.2 million or 16% from $7.5 million for the prior year three-month period to $6.3 million for the current period ended June 30, 2011.  The decrease was attributable to a larger negative impact on interest income from earning assets due to both lower volume and yield than the positive impact on interest expense from the lower level of interest-bearing liabilities and cost of funds.  The tighter spread between the yield on earning assets and the cost of interest-bearing liabilities, combined with a decline in the relative average of earning assets funded by interest-bearing liabilities, caused a decrease in tax equivalent net interest margin from 3.33% for the prior three-month period to 2.95% for the current period.

Total interest income decreased by 19% or approximately $2.5 million to $10.9 million for the current three-month period compared to $13.4 million for the prior year period.  The results were comprised of a $1.3 million decrease due to lower yields on earning assets and a $1.2 million decrease due to a drop in volume of average earning assets.  Total interest expense for the current period declined by $1.3 million to $4.5 million from $5.8 million.  The decrease was comprised of a $1.1 million decline due to the lower cost of funding and a $160,000 decline due to a lower volume of interest-bearing funds.

Total average earning assets decreased $43.2 million or 5% from an average of $941.1 million for the prior three-month period to an average of $897.9 million for the current three-month period. The composition of the decrease was as follows: the average balance of loans outstanding decreased by 13% or $92.2 million from $736.0 million to $643.8 million, the average balance of the investment securities portfolio increased by 5% or $10.2 million from $194.2 million to $204.5 million and the average balance of federal funds sold and other interest earning assets increased by $38.8 million from $10.8 million from $49.6 million.  The average of gross loans outstanding has declined due to the Company’s efforts to reduce its concentration exposure to construction, land acquisition and development lending and loan charge-offs.

Average interest-bearing liabilities decreased by $29.9 million or 4% from $841.0 million for the quarter ended June 30, 2010 to $811.1 million for the current quarter.  Average interest-bearing deposits decreased by $7.1 million or 1% from $660.5 million to $653.4 million.  Within total interest bearing deposits, average time deposits have declined by $41.0 million and average interest-bearing NOW account deposits increased by $34.7 million. These results reflect efforts to reduce our reliance on brokered time deposits and increase customer core deposits.  Average borrowings decreased by $22.8 million or 13% from $180.5 million to $157.7 million.  The Company is making a concerted effort to reduce its exposure to wholesale funding.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets.  The tax equivalent net interest margin for the three-month period ended June 30, 2011 is 2.95% compared to 3.33% for the prior year period.  Management estimates the foregone interest income from nonaccrual loans, which includes both the reversal of previously accrued interest income and the loss of current income from daily accruals, to be $841,000 for the second quarter.  Adjusting for the level of foregone interest income due to credit quality deterioration, the tax equivalent net interest margin would have been approximately 3.32% for the three-month period ended June 30, 2011.

The average yield on earning assets for the current three-month period decreased 85 basis points to 4.97% compared with 5.82% for the prior year period, while the average cost of interest-bearing funds decreased by 54 basis points to 2.24% from 2.78%.  The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, declined by 31 basis points from 3.04% to 2.73%.  The percentage of interest earning assets to average interest-bearing liabilities decreased from 111.90% for the prior year period to 110.70% for the three months ended June 30, 2011.  A decrease in the ratio of average earning assets to average interest-bearing liabilities indicates an increased dependency on interest-bearing forms of funding and otherwise has a negative impact on the margin.  Approximately 43% of the Company’s loan portfolio at both June 30, 2011 and December 31, 2010 has variable rate pricing based on the Prime lending rate or LIBOR (London Inter Bank Offering Rate).

Management anticipates that future expansion of the net interest margin is possible in the near term as the volume of loans moving to nonaccrual loans subsides and cost of interest-bearing funds continues to drop through deposit repricing opportunities.  We continue to position the balance sheet to take advantage of a rising interest rate environment.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended June 30, 2011 was $3.0 million compared to $8.4 million for the same period in 2010.  The decrease in the loan loss provision was due to improving asset quality within the real estate sectors of our loan portfolio. As further explained in the section entitled “Analysis of Allowance for Loan Losses,” there are two components used to determine the appropriate loan loss provision.  The first component is historical loan charge-off experience supplemented by certain qualitative factors and the second component is the evaluation of impaired loans to determine if impairment exists and to recognize that deficiency as a specific reserve.  Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.

Non-Interest Income.  Non-interest income decreased by $15,000 and was $1.1 million for both three-month periods ended June 30, 2011 and 2010.  Total service charges and other deposit related revenue declined by $17,000 and was $457,000 for the three-month period ended June 30, 2011 compared to $474,000 for the prior year three-month period.  The decrease was primarily the net result of a $41,000 decline in NSF processing fees and a $34,000 increase in ATM network and debit card commissions.    Mortgage loan related revenue was basically flat at $259,000 for the current three-month period compared to $260,000 for the prior year period. Mortgage loan activity has been soft since the expiration of the first-time home buyers program in the spring of 2010.  Other noninterest income declined by $5,000 for the current three-month period due in part to a $33,000 decrease in loan modification fees offset by a $29,000 increase in brokerage referral revenue.  During the second quarter of 2011, the Company recorded $189,000 in gains on the sale of available for sale securities and a $179,000 partial impairment write-down of a nonmarketable equity security.  There were no securities transactions during the second quarter of 2010.

Non-Interest Expenses. For the current three-month period, non-interest expenses increased by $677,000 or 10% from $7.2 million to $7.8 million. The Company experienced a $330,000 increase in loan related expenses to $1.6 million for the current three-month period compared to $1.3 million a year ago.  Loan related expenses were primarily attributable to foreclosed assets including $992,000 in valuation write-downs, $399,000 in expenses related to acquisition and servicing and $195,000 in net losses on disposition.  For the quarter ended June 30, 2010, loan related expenses on foreclosed assets included $901,000 in impairment write-downs, $442,000 in expenses related to acquisition and servicing, less $64,000 in net gains on disposition.  The Company had increases in professional fees, FDIC insurance, personnel and data processing expenses of $144,000, $102,000, $88,000 and $56,000, respectively.  During the second quarter of 2011, we incurred approximately $133,000 in legal expenses related to our pending recapitalization transaction with Piedmont Community Bank Holdings, Inc. (“Piedmont”).  Total occupancy expenses for the current period declined by $14,000.

Provision for Income Taxes. The Company did not record any income tax impact for the three-month period ended June 30, 2011 compared to a benefit of $2.9 million for the prior year period.  Based on our evaluation of the Company’s deferred tax asset, as described in detail below, the Company determined that no income tax benefit associated with the pre-tax loss for the current period should be recorded and the valuation allowance should be increased.

Deferred tax assets are recognized for temporary deductible differences, operating loss and tax credit carry forwards.  A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  Evaluating the need for and amount of a valuation allowance requires judgment and analysis of the positive and negative evidence.  Included in our analysis, which receives significant weight, is the 3-year cumulative loss test.  The cumulative loss test calculates the cumulative pre-tax income (loss) over the preceding twelve quarter period.  If the Company is in a cumulative loss position, management performs an evaluation of the positive and negative evidence to determine whether a valuation allowance is necessary.  As of June 30, 2011, the Company did not pass the cumulative loss test by $26.0 million.  Management has evaluated, among other factors, historical pre-tax earnings, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses in evaluating the need for a valuation allowance.

As of June 30, 2011, prior to consideration of any valuation allowance, our recorded net deferred tax asset was $12.1 million compared to $9.8 million at December 31, 2010.  At December 31, 2010, management concluded that a portion of the net deferred tax asset may not be fully realizable and established a valuation analysis in the amount of $2.1 million.  During the first half of 2011, the valuation allowance was increased by $4.2 million bringing the total valuation allowance at June 30, 2011 to $6.3 million.  The Company will continue to monitor deferred tax assets closely to evaluate the level and/or need for a valuation allowance. Significant negative trends in credit quality, losses from operations, or significant deviations from forecasted future financial results could impact our ability to fully realize the deferred tax asset in the future, and results of operations may be adversely affected by further increases in the related valuation allowance.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIODS ENDED June 30, 2011 AND 2010

Net Income (Loss). Net loss for the six-month period ended June 30, 2011, before adjusting for the effective dividend on preferred stock, was ($10,491,000) compared to a net loss of ($3,467,000) for the prior year six-month period ended June 30, 2010. After adjusting for $865,000 and $841,000 in dividends and discount accretion on preferred stock for the two respective periods, net loss attributable to common shareholders for the current six-month period was ($11,356,000) or ($1.18) per diluted share compared with a net loss attributable to common shareholders of ($4,308,000) or ($0.45) per diluted share for the prior year period.  Annualized return on average assets was (2.21%) compared to (0.70%) for the prior period.  Earnings in the current six-month period were impacted by a reduction in net interest income,  increased non-interest expenses driven by the cost to acquire, service and dispose of foreclosed assets and the inability to record an income tax benefit. Return on average equity for the current period was (28.03%) compared to (7.75%) for the prior period.

Net Interest Income. Net interest income decreased by 18% or $2.6 million from $15.0 million for the prior year six-month period to $12.4 million for the current period ended June 30, 2011.  The decrease was attributable to a larger decline in interest income from reduced earning asset volume and yield than the decline in interest expense resulting from an improved cost of funds.  The lower net interest income levels combined with a lower percentage of average interest-earning assets to average interest-bearing liabilities ratio and resulted in a decrease in the tax equivalent net interest margin.

Total interest income decreased by 19% or $5.1 million to $21.6 million for the current six-month period compared to $26.8 million for the prior year period.  The decline was comprised of a $2.6 million decrease due to lower yields and a $2.5 million decrease due to lower levels of average earning assets.  Total interest expense for the current period declined by 21% or $2.5 million to $9.3 million from $11.8 million.  The decline in total interest expense was comprised of a $1.7 million decline due to the lower cost of funding and a $775,000 decline due to the lower volume of interest-bearing liabilities.

Total average earning assets decreased $48.2 million or 5% from an average of $951.0 million to an average of $902.8 million for the current six-month period. The composition of the net decrease was as follows: the average balance of loans outstanding decreased by 12% or $88.2 million from $744.0 million to $655.9 million, the average balance of federal funds sold and other interest-earning assets increased by $39.5 million from $10.0 million to $49.5 million and the average balance of the investment securities portfolio increased by $492,000 from $196.9 million to $197.4 million and.  The average of gross loans outstanding has declined due to the Company’s efforts to reduce its concentration exposure to construction, land acquisition and development lending and loan charge-offs.

Average interest-bearing liabilities decreased by $34.9 million or 4% from $851.6 million for the six-month period ended June 30, 2010 to $816.7 million for the period ended June 30, 2011.  Total interest-bearing deposits increased by $3.4 million from $655.2 million to $658.6 million.  Within the total interest-bearing deposit category, there was a significant shift in mix as average time deposits declined by $41.9 million while interest-bearing NOW accounts increased by $44.1 million.  The shift in mix reflects the Company’s focus on reducing our reliance on brokered time deposits in favor of customer core deposits.  Average total borrowings decreased by $38.3 million or 19% from $196.5 million to $158.2 million.  The Company continues to reduce its exposure to wholesale funding.  The decrease in borrowings came primarily in a category whose interest rate was short-term in nature, but was subject to significant volatility in a rising interest rate environment.

The tax equivalent net interest margin for the six-month period ended June 30, 2011 was 2.88% compared to 3.30% for the prior year period.  The average yield on earning assets for the current six-month period is 4.95%, reflecting an 85 basis point decline from the 5.80% for the prior year period, while the average cost of interest-bearing funds decreased by 50 basis points to 2.29% from 2.79%.  The interest rate spread between the average yield on earning assets and the cost of interest-bearing funds, declined by 34 basis points from 2.67% to 3.01%.  The percentage of interest earning assets to average interest-bearing liabilities decreased from 111.66% for the prior year period to 110.54% for the six months ended June 30, 2011.  A decrease in the ratio of average earning assets to average interest-bearing liabilities indicates increased dependency on interest-bearing forms of funding and otherwise has a negative impact on the margin.  Management estimates the foregone interest income from nonaccrual loans, which includes both the reversal of previously accrued interest income and the loss of current income from daily accruals, to be $1.8 million for the second quarter.  Adjusting for the level of foregone interest income due to credit quality deterioration, the tax equivalent net interest margin would have been approximately 3.28% for the six-month period ended June 30, 2011.

Provision for Loan Losses. The Company’s provision for loan losses for the six-month period ended June 30, 2011 was $10.1 million compared to $10.2 million for the same period in 2010.  Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.”  The increase in the loan loss provision is primarily due to the level of current year charge-offs and credit quality issues resulting from the current economic conditions.

Non-Interest Income. Non-interest income decreased by $19,000 and was $2.1 million for both six-month periods ended June 30, 2011 and 2010.  Revenue from mortgage loan activities declined by $72,000 from $497,000 for the prior year period to $425,000 for the current six-month period.  Mortgage loan origination and refinance activity was stronger during the first half of 2010 largely due to the government sponsored first-time homeowner program.  Other noninterest income declined by $53,000 primarily due to a decrease of $44,000 in small loan origination and modification fees.  For the current six month period the Company recognized a gain on disposal of investment securities of $290,000 and a partial impairment write-down of a nonmarketable equity security of $179,000.  For the six-month period ended June 30, 2010, the Company did not record any gains or losses associated with investment securities.

Non-Interest Expenses. Non-interest expenses increased by 12% or $1.6 million to $14.9 million for the six-month period ended June 30, 2011 compared to $13.3 million for the prior year period. The six largest components of non-interest expense are professional fees, loan related expenses, personnel, FDIC deposit insurance, data processing and occupancy. The largest increase came in the professional fees category which was up $515,000 from $881,000 to over $1.4 million.  Professional fees incurred over the first six months directly associated with the pending recapitalization transaction with Piedmont total $515,000.  Loan related expenses increased by $468,000 from $1.7 million to $2.1 million and were primarily attributed to the disposition and revaluation of foreclosed assets.  Net losses on disposal and additional impairment write-downs of foreclosed assets increased by $476,000.  Net losses on disposal of other real estate owned and repossessed collateral totaled $169,000 for the current six-month period compared to a net gain of $31,000 for the prior year period.  Valuation write-downs on foreclosed assets were $1.2 million for the current period compared to $901,000 in the prior year period.  Increases in personnel, FDIC insurance, data processing and occupancy were $305,000, $242,000, $91,000 and $40,000, respectively.

Provision for Income Taxes. The Company did not record any income tax impact for the six-month period ended June 30, 2011 compared to a benefit of $2.9 million for the prior year period.  Based on our evaluation of the Company’s deferred tax asset, as described in detail previously, the Company determined that no income tax benefit associated with the pre-tax loss for the current period should be recorded and the valuation allowance should be increased.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company's assets and liabilities for the three and six-month periods ended June 30, 2011 and 2010. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance.  For purposes of the analysis, Federal Home Loan Bank stock is included in Investment Securities totals.

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

	For the Three Months Ended June 30,
	2011				2010
	Average		Average		Average		Average
	Balance	Interest	Yield/Cost		Balance	Interest	Yield/Cost

Interest-earnings assets
Loan portfolio	$643,774	$9,022	5.62%		$736,015	$11,496	6.26%
Investment securities	204,459	1,825	4.07	% *	194,227	1,857	4.41	% *
Fed funds and other interest-earning assets	49,642	28	0.23%		10,826	8	0.30%
Total interest-earning assets	897,875	10,875	4.97%		941,068	13,361	5.82%
Noninterest-earning assets	53,582				51,135
Total Assets	$951,457				$992,203

Interest-bearing liabilities
Interest-bearing NOW	$151,948	686	1.81%		$117,204	801	2.74%
Money market and savings	132,430	268	0.81%		133,295	395	1.19%
Time deposits	368,987	2,177	2.37%		409,981	3,036	2.97%
Short-term borrowings	5,000	21	1.66%		29,342	124	1.67%
Long-term debt	152,748	1,377	3.57%		151,177	1,467	3.84%
Total interest-bearing liabilities	811,113	4,529	2.24%		840,999	5,823	2.78%
Non-interest bearing deposits	63,025				57,589
Other liabilities	4,551				4,001
Total Liabilities	878,689				902,589
Stockholders' Equity	72,768				89,614
Total Liabilities & Stockholders' Equity	$951,457				$992,203

Net interest income		$6,346				$7,538
Interest rate spread			2.73%				3.04%
Net interest-margin			2.95	% *			3.33	% *

Percentage of average interest-earning assets to average interest-bearing liabilities			110.70%				111.90%

*  Shown as a tax-adjusted yield

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

	For the Six Months Ended June 30,
	2011				2010
	Average		Average		Average		Average
	Balance	Interest	Yield/Cost		Balance	Interest	Yield/Cost

Interest-earnings assets
Loan portfolio	$655,896	$18,100	5.56%		$744,047	$22,980	6.23%
Investment securities	197,362	3,488	4.07	% *	196,870	3,793	4.42	% *
Fed funds and other interest-earning assets	49,549	57	0.23%		10,052	13	0.26%
Total interest-earning assets	902,807	21,645	4.95%		950,969	26,786	5.80%
Noninterest-earning assets	54,939				51,114
Total Assets	$957,746				$1,002,083

Interest-bearing liabilities
Interest-bearing NOW	$151,193	1,445	1.93%		$107,079	1,425	2.68%
Money market and savings	132,963	584	0.89%		131,806	800	1.22%
Time deposits	374,402	4,451	2.40%		416,306	6,353	3.08%
Short-term borrowings	4,320	37	1.70%		47,221	330	1.40%
Long-term debt	153,853	2,747	3.55%		149,229	2,879	3.84%
Total interest-bearing liabilities	816,731	9,264	2.29%		851,641	11,787	2.79%
Non-interest bearing deposits	61,066				56,404
Other liabilities	4,449				3,845
Total Liabilities	882,246				911,890
Stockholders' Equity	75,500				90,193
Total Liabilities & Stockholders' Equity	$957,746				$1,002,083

Net interest income		$12,381				$14,999
Interest rate spread			2.67%				3.01%
Net interest-margin			2.88	% *			3.30	% *

Percentage of average interest-earning assets to average interest-bearing liabilities			110.54%				111.66%

*  Shown as a tax-adjusted yield

VOLUME/RATE VARIANCE ANALYSIS

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three and six-month periods ended June 30, 2011 and 2010.  The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns).  The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis

	Three Months Ended June 30,
	2011 vs. 2010
	(in Thousands)
	Increase (Decrease) Due to

	Volume	Rate	Total
Interest Income
Loan portfolio	(1,369)	(1,105)	(2,474)
Investment Securities	124	(155)	(31)
Fed funds and other interest-earning assets	26	(6)	20
Total interest-earning assets	(1,219)	(1,266)	(2,485)

Interest Expense
Interest-bearing NOW	200	(315)	(115)
Money market and savings	(2)	(125)	(127)
Time deposits	(271)	(588)	(859)
Short-term borrowings	(102)	(1)	(103)
Long-term debt	15	(105)	(90)
Total interest-bearing liabilities	(160)	(1,134)	(1,294)

Net interest income	(1,059)	(132)	(1,191)

Rate/Volume Analysis

	Six Months Ended June 30,
	2011 vs. 2010
	(in thousands)
	Increase (Decrease) Due to

	Volume	Rate	Total
Interest Income
Loan portfolio	(2,510)	(2,370)	(4,880)
Investment Securities	(63)	(241)	(304)
Fed funds and other interest-earning assets	35	9	44
Total interest-earning assets	(2,538)	(2,602)	(5,140)

Interest Expense
Interest-bearing NOW	261	(241)	20
Money market and savings	(50)	(166)	(216)
Time deposits	(757)	(1,145)	(1,902)
Short-term borrowings	(240)	(53)	(293)
Long-term debt	11	(143)	(132)
Total interest-bearing liabilities	(775)	(1,748)	(2,523)

Net interest income	(1,763)	(854)	(2,617)

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

	At June 30,		At December 31,
	2011	2010	2010	2009
	(Dollars in thousands)
Nonaccrual loans
Construction and A&D	$19,795	$3,618	$16,835	$6,692
Commercial real estate	13,153	3,028	7,633	4,655
Residential mortgage	3,989	4,348	4,166	2,758
Home equity lines and loans	1,314	283	1,314	1,314
Commercial and industrial	854	649	616	2,706
Consumer	-	8	5	9
Total nonaccrual loans	$39,105	$11,934	$30,569	$18,134

Accruing loans past due 90 days or more	-	-	-	381

Total nonperforming loans	39,105	11,934	30,569	18,515

Real estate owned	12,241	14,122	13,574	6,306
Repossessed assets	1,250	1,950	1,950	-

Total nonperforming assets	$52,596	$28,006	$46,093	$24,821

Restructured loans in accrual status not in categories listed above	$7,221	$11,451	$8,601	$13,691

Allowance for loan losses	22,319	18,348	20,702	17,567
Nonperforming loans to period end loans held for investment	6.14%	1.68%	4.52%	2.39%
Allowance for loan losses to period end loans held for investment	3.51%	2.59%	3.06%	2.31%
Allowance for loan losses to nonperforming loans	57%	154%	68%	95%
Nonperforming loans to period end total assets	4.13%	1.21%	3.14%	1.79%
Nonperforming assets to period end total assets	5.55%	2.84%	4.74%	2.40%

The table below summarizes our nonperforming loan portfolio by region.  The Company considers our total footprint to be comprised of three primary regions:  the Triangle region which encompasses our Wake and Johnston county offices, the Sandhills region which encompasses our Lee and Moore county offices and the Wilmington region.

Nonperforming Loans by Region

	As of June 30, 2011
				Nonperforming
		% of Total		Loans to
	Loans	Loans	Nonperforming	Loans
	Outstanding	Outstanding	Loans	Outstanding
	(Dollars in thousands)

Triangle Region	$370,071	58.15%	$17,480	4.72%
Sandhills Region	99,117	15.57%	7,799	7.87%
Wilmington Region	167,220	26.28%	13,826	8.27%

Totals	$636,408	100.00%	$39,105	6.14%

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition.  We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms. All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of June 30, 2011, the allowance for loan losses allocated to TDRs totaled $4.8 million.

The table below summarizes performing restructured loans, which are classified as impaired for purposes of the loan loss allowance calculation.

	At June 30,		At December 31,
	2011	2010	2010	2009
	(Dollars in thousands)

Performing restructured loans:
Construction and A&D	$2,050	$2,500	$4,896	$1,097
Commercial real estate	2,301	4,148	2,257	6,286
Residential mortgage	2,231	4,654	1,383	5,935
Home equity lines and loans	-	-	-	-
Commercial and industrial	639	149	64	372
Consumer	-	-	-	-
Total performing restructured loans	$7,221	$11,451	$8,600	$13,691

Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms.  These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses.  At June 30, 2011, we identified twenty-two loans totaling $7.9 million as potential problems loans.  Of the $7.9 million in potential problem loans, five loans totaling $4.3 million are concentrated in the commercial land acquisition and development sector, there was one commercial real estate loan in the amount of $1.7 million, four loans totaling $1.0 million are residential first trust mortgages, seven loans totaling $551,000 are commercial and industrial loans and four loans totaling $311,000 were home equity lines or loans. There are thirty-four foreclosed properties valued at a total of $12.2 million, twenty-seven boat slips valued at $1.3 million and eighty-five nonaccrual loans totaling $39.1 million.  Foreclosed property is valued at fair value at the date of foreclosure or acquisition. Interest foregone on nonaccrual and charged-off loans for the six-month period ended June 30, 2011 was $1.8 million.

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

The predetermined allowance percentages to be applied to loans possessing risk grade 1 through 6 are determined by using the historical charge-off percentages and adding management’s qualitative factors.  For each individual loan type, we calculate the average historical charge-off percentage over a five year period.  The current year charge-offs are annualized and included as one of the five years under consideration.  The resulting averages represent charge-off experience in a more normalized environment.  To those averages, management adds qualitative factors which are more a reflection of current economic conditions and trends.  Those loans moving into risk grade 7 for reasons other than a TDR, which will continue to accrue interest, are not evaluated individually.  These loans are reserved for using an allowance percentage that represents the amount of historical charge-offs on loans moving into risk grade 7 or higher.  For risk grade 6 loans that are either unsecured or secured by a General Security Agreement on business assets, we reserve 25% of the outstanding balance.  If that loan migrates to a risk grade 7, we reserve 50% of the outstanding loan balance.

Those loans that are identified through the Company’s internal loan grading system as impaired are evaluated individually.  When management believes a real estate collateral-supported loan will move from a risk grade 6 to a risk grade 7 and have a nonaccrual status, a new appraisal is ordered.  Each loan is analyzed to determine the net value of collateral and an estimate of potential loss.  The net value of collateral per our analysis is determined using various subjective discounts, selling expenses and a review of the assumptions used to generate the current appraisal.  If the analysis of a real estate collateral-supported loan results in an estimated loss, a specific reserve is recorded.  TDRs and nonaccrual loans with risk grade 7 and 8 are re-evaluated periodically to determine the adequacy of specific reserves.  Appraised values on real estate collateral are subject to constant change and management makes certain assumptions about how the age of an appraisal impacts current value.

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

The provision for the six-month period ended June 30, 2011 was primarily the result of credit quality deterioration due to current economic conditions in our markets.  The sectors of the loan portfolio being impacted most by the economic climate are residential construction, and land acquisition and development. Other factors influencing the provision include net loan charge-offs.  For the six-month period ended June 30, 2011, net loan charge-offs were $8.4 million compared with $9.4 million for the prior year six-month period and non-accrual loans were $39.1 million and $11.9 million at June 30, 2011 and 2010, respectively.  The allowance for loan losses at June 30, 2011 was $22.3 million, which represents 3.51% of total loans held for investment compared to $18.3 million or 2.59% as of June 30, 2010.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated:

Allocation of Allowance for Loan Losses

	At June 30,		At December 31,
	2011		2010
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in thousands)

Residential real estate loans	$1,747	12.56%	$1,360	12.05%
Home equity loans and lines	2,355	8.41%	1,453	8.43%
Commercial real estate loans	8,015	51.42%	5,345	51.06%
Construction loans	7,227	20.36%	9,775	20.79%
Commercial and industrial loans	2,905	6.69%	2,689	7.10%
Loans to individuals	70	0.56%	80	0.57%

Total allowance	$22,319	100.00%	$20,702	100.00%

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses

	For the Six-Month Period Ended June 30,
	2011	2010
	(Dollars in thousands)

Balance at the beginning of the year	$20,702	$17,567
Charge-offs:
Commercial and industrial loans	778	1,429
Commercial real estate loans	671	3,134
Construction, acquisition and development	6,431	2,304
Residential mortgage loans	292	1,555
Home equity lines and loans	714	1,151
Consumer loans	22	56

Total charge-offs	8,908	9,629

Recoveries
Commercial and industrial loans	62	122
Commercial real estate	-	-
Construction, acquisition and development	348	7
Residential mortgage loans	39	-
Home equity lines and loans	16	91
Consumer loans	1	-

Total recoveries	466	220

Net charge-offs	8,442	9,409

Provision for loan losses	10,059	10,190

Balance at the end of the period	$22,319	$18,348

Total loans held for investment outstanding at period-end	$636,408	$709,443

Average loans held for investment outstanding for the period	$654,791	$744,047

Allowance for loan losses to total loans outstanding	3.51%	2.59%

Annualized ratio of net charge-offs to average loans held for investment outstanding	2.60%	2.55%

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

As of June 30, 2011, liquid assets (cash and due from banks, interest-earning deposits with banks, fed funds sold, investment securities available for sale and loans held for sale) were approximately $254.0 million, which represents 27% of total assets and 36% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $304.6 million of which $142.0 million is outstanding.  At June 30, 2011, the Company had outstanding commitments for undisbursed lines of credit and letters of credit amounted to approximately $126.6 million and a $363,000 commitment for further investment in a Small Business Investment Corporation.  Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings.  Certificates of deposit represented 51% and 52% of the Company’s total deposits at June 30, 2011 and December 31, 2010, respectively. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 39% and 42% of the Company’s total deposits at June 30, 2011 and December 31, 2010, respectively.  While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent Financial Corporation must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At June 30, 2011, the Company’s equity to asset ratio is 7.33%.  The Company’s ratios of Tier 1 leverage, Tier 1 capital to risk-weighted assets and total capital to risk-based assets are 7.52%, 9.64% and 11.92%, respectively.  The Bank is currently operating under additional capital requirements which call for the maintenance of a Tier 1 leverage ratio and total risk-based capital ratio of 8.00% and 11.00%, respectively.  At June 30, 2011, the Tier 1 leverage ratio was 7.37% and the total risk-based capital ratio was 11.64%.  The ratios are anticipated to increase to levels exceeding these requirements upon the closing of the proposed recapitalization transaction with Piedmont during the third or fourth quarter of 2011.

On February 23, 2011, the Company, the Bank and Piedmont Community Bank Holdings, Inc. (“Piedmont”), entered into a definitive agreement pursuant to which Piedmont will invest $75 million in the Company in exchange for Company common stock priced at $4.00 per share. As a result of the investment, Piedmont will own approximately 66 percent of Company shares on a fully diluted basis.

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

Completion of the transaction is conditioned upon, among other things, the approval of the shareholders of Crescent Financial Corporation, as well as the North Carolina Commissioner of Banks and the Federal Reserve. As of the date of this filing, an application for approval has been filed with the appropriate regulatory authorities and the shareholders of Crescent have approved the transactions contemplated by the investment agreement at a special meeting of shareholders held on June 7, 2011. The Company currently anticipates that the transaction will be consummated in the late third quarter or early fourth quarter of this year.

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

FORWARD-LOOKING INFORMATION

This quarterly report contains forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation, effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates, the effects of competition, delays in obtaining or failure to receive required regulatory approvals, including approval by the Board of Governors of the Federal Reserve System and the North Carolina Office of the Commissioner of Banks, the occurrence of events that would have a material adverse effect on the Company as described in the investment agreement with Piedmont, the risk that the investment agreement could be terminated under circumstances that would require the Company to pay termination fees and expenses to Piedmont, and other uncertainties arising in connection with the proposed investment transaction. Additional factors that could cause actual results to differ materially are discussed in the Company’s other filings with the Securities and Exchange Commission, including, without limitation, its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K. The Company does not undertake a duty to update any forward-looking statements in this report.

ADDITIONAL INFORMATION AND WHERE TO FIND IT

This report is neither an offer to purchase nor a solicitation of an offer to sell securities. Piedmont will file a tender offer statement on Schedule TO with the SEC. The Company’s shareholders are strongly advised to read the tender offer statement (including the offer to purchase, letter of transmittal and related tender offer documents) and the related solicitation/recommendation statement on Schedule 14D-9 that will be filed by the Company with the SEC because they will contain important information about the proposed transaction. These documents will be available at no charge on the SEC's website at www.sec.gov. In addition, a copy of the offer to purchase, letter of transmittal and certain other related tender offer documents once they become available may be obtained free of charge by directing a request to Piedmont at 4711 Six Forks Road, Suite 2B, Raleigh, NC 27609. A copy of the tender offer statement and the solicitation/recommendation statement will also be made available to all shareholders of the Company free of charge, by contacting Bruce Elder of Crescent Investor Relations at (919) 466-1000 or from the Company’s website (www.crescentstatebank.com).

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

Item 4. Controls and Procedures

Crescent Financial Corporation’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2011, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Company’s internal controls during the quarter ended June 30, 2011 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.
None that are material.

Item 1a.	Risk Factors.
Disclosure not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities
  The Company deferred payment of the February and May, 2011 quarterly cash dividends of $311,250 and $315,141, respectively, on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  Under the terms of the TARP Preferred Stock, the Company is required to pay quarterly dividends at a rate of 5% per year for the first five years following the Treasury investment, after which the dividend rate automatically increases to 9% per year. The Company is required to pay quarterly dividends at the rate of 5% per year on any deferred payments.  The Company may defer dividend payments for up to six consecutive quarters without default or penalty.  The May 2011 deferred payment includes $3,891 in additional dividend related to the deferred payment from February.

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

101
Interactive data files providing financial information from the Registrant’sQuarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL (eXtensible Business Reporting Language)*

*Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION

Date: August 12, 2011	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

Date: August 12, 2011	By:	/s/ Bruce W. Elder
Bruce W. Elder
Principal Financial Officer

55

EXHIBIT INDEX

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

101
Interactive data files providing financial information from the Registrant’sQuarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL (eXtensible Business Reporting Language)*

*Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.