Form 10-Q
period 2011-09-30
CRESCENT FINANCIAL CORP
filed 2011-11-14
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Common Stock, $1.00 par value 9,662,059 shares outstanding as of November 14, 2011.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
TABLE OF CONTENTS

Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	September 30, 2011 and December 31, 2010	3

	Consolidated Statements of Operations
	Three and Nine Months Ended September 30, 2011 and 2010	4

	Consolidated Statements of Comprehensive Income (Loss)
	Three and Nine Months Ended September 30, 2011 and 2010	5

	Consolidated Statement of Stockholders’ Equity
	Nine Months Ended September 30, 2011	6

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2011 and 2010	7

	Notes to Consolidated Financial Statements	8 - 34

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35 - 55

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	56

Item 4 -	Controls and Procedures	56

Part II.	Other Information

Item 1 -	Legal Proceedings	57

Item 1a -	Risk Factors	57

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3 -	Defaults Upon Senior Securities	57

Item 4 -	(Removed and Reserved)	57

Item 5 -	Other Information	57

Item 6 -	Exhibits	59

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Sept 30, 2011	December 31,
	(Unaudited)	2010*
ASSETS

Cash and due from banks	$9,550,905	$8,372,969
Interest-earning deposits with banks	1,186,565	2,663,210
Federal funds sold	20,780,000	38,070,000
Investment securities available for sale, at fair value	216,932,193	181,916,229

Loans held for sale	2,820,775	5,689,853

Loans held for investment	615,980,339	676,803,069
Allowance for loan losses	(22,601,000)	(20,702,000)
NET LOANS HELD FOR INVESTMENT	593,379,339	656,101,069

Accrued interest receivable	3,283,681	3,995,242
Federal Home Loan Bank stock, at cost	9,156,100	10,521,700
Bank premises and equipment	10,987,889	11,585,920
Investment in life insurance	19,068,426	18,482,993
Foreclosed assets	13,643,444	15,523,592
Other assets	15,171,068	20,095,741

TOTAL ASSETS	$915,960,385	$973,018,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$70,738,614	$62,043,933
Savings	50,130,417	64,772,708
Money market and NOW	226,867,835	220,749,043
Time	338,437,230	376,817,639

TOTAL DEPOSITS	686,174,096	724,383,323
Short-term borrowings	5,000,000	7,000,000
Long-term debt	152,748,000	157,748,000
Accrued expenses and other liabilities	5,056,507	4,871,837
TOTAL LIABILITIES	848,978,603	894,003,160
Commitments (Note B)

Stockholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized, 24,900 shares issued and outstanding at both September 30, 2011 and December 31, 2010	23,741,929	23,379,651
Common stock, $1 par value, 40,000,000 shares authorized; 9,662,059 and 9,664,059 shares issued and outstanding at September 30, 2011 December 31, 2010, respectively	9,662,059	9,664,059
Common stock warrant	2,367,368	2,367,368
Additional paid-in capital	74,734,418	74,634,362
Accumulated deficit	(46,775,645)	(32,917,437)
Accumulated other comprehensive income	3,251,653	1,887,355

TOTAL STOCKHOLDERS’ EQUITY	66,981,782	79,015,358

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$915,960,385	$973,018,518

* Derived from audited consolidated financial statements.

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Nine Month Periods Ended September 30, 2011 and 2010

	Three-month Periods		Nine-month Periods
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans held for investment	$9,029,978	$10,420,580	$27,129,870	$33,400,315
Investment securities available for sale	1,836,425	1,843,759	5,324,644	5,637,237
Federal funds sold and interest-earning deposits	18,183	13,013	75,240	25,776

TOTAL INTEREST INCOME	10,884,586	12,277,352	32,529,754	39,063,328

INTEREST EXPENSE
Deposits	2,718,934	3,980,369	9,198,870	12,558,421
Short-term borrowings	21,466	57,751	58,058	387,706
Long-term borrowings	1,387,437	1,427,778	4,134,556	4,306,638
TOTAL INTEREST EXPENSE	4,127,837	5,465,898	13,391,484	17,252,765

NET INTEREST INCOME	6,756,749	6,811,454	19,138,270	21,810,563
PROVISION FOR LOAN LOSSES	4,452,485	4,948,366	14,511,173	15,138,616
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,304,264	1,863,088	4,627,097	6,671,947

NON-INTEREST INCOME
Mortgage loan origination revenue	82,792	68,511	214,655	372,073
Fees on deposit accounts	469,702	464,050	1,373,777	1,370,020
Earnings on life insurance	215,458	223,341	644,096	660,303
Gain on disposal of investment securities	57,444	-	347,069	-
Gain (loss) on non-marketable equity securities	179,000	-	179,000	-
Gain (loss) on disposal of fixed assets	-	(13,164)	(887)	(8,306)
Gain on sale of loans	391,821	408,641	685,170	601,973
Impairment of available for sale securities	(47,897)	-	(47,897)	-
Impairment of non-marketable security	-	-	(179,000)	-
Other	96,050	163,830	346,166	455,464
TOTAL NON-INTEREST INCOME	1,444,370	1,315,209	3,562,149	3,451,527
NON-INTEREST EXPENSE
Salaries and employee benefits	3,139,946	3,222,898	9,624,438	9,402,257
Occupancy and equipment	967,830	998,214	2,959,383	2,949,342
Data processing	447,386	388,444	1,317,197	1,167,741
FDIC deposit insurance premium	291,585	429,033	1,117,352	1,012,893
Net loss on foreclosed assets	290,601	81,335	1,643,487	948,969
Other loan related expense	378,402	407,888	1,164,649	1,211,608
Professional services	645,762	480,221	2,041,857	1,361,543
Other	591,653	628,306	1,816,813	1,923,080
TOTAL NON-INTEREST EXPENSE	6,753,165	6,636,339	21,685,176	19,977,433
LOSS BEFORE INCOME TAXES	(3,004,531)	(3,458,042)	(13,495,930)	(9,853,959)
INCOME TAXES	-	(1,574,000)	-	(4,502,900)

NET LOSS	(3,004,531)	(1,884,042)	(13,495,930)	(5,351,059)
Effective dividend on preferred stock (Note H)	441,634	423,277	1,305,568	1,263,801

Net loss available to common shareholders	$(3,446,165)	$(2,307,319)	$(14,801,498)	$(6,614,860)

NET LOSS PER COMMON SHARE
Basic	$(0.36)	$(0.24)	$(1,54)	$(0.69)
Diluted	$(0.36)	$(0.24)	$(1,54)	$(0.69)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Note C)
Basic	9,587,324	9,581,390	9,585,056	9,579,041
Diluted	9,587,324	9,581,390	9,585,056	9,579,041

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three and Nine Month Periods Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net loss	$(3,004,531)	$(1,884,042)	$(13,495,930)	$(5,351,059)

Other comprehensive income:

Securities available for sale:

Unrealized holding gain on available for sale securities	768,041	1,137,657	2,332,933	4,034,787
Tax effect	(296,111)	(438,567)	(899,439)	(1,555,527)
Reclassification of impairment on available for sale securities	47,897	-	47,897	-
Tax effect	(18,466)	-	(18,466)	-
Reclassification of gain on sale of available for sale securities recognized in net loss	(57,444)	-	(347,069)	-
Tax effect	22,147	-	133,795	-
Net of tax amount	466,064	699,090	1,249,665	2,479,260

Cash flow hedging activities:

Unrealized holding gain (loss) on cash flow hedging activities	38,603	(113,463)	112,861	(411,040)
Tax effect	(14,883)	43,741	(43,512)	158,457
Reclassification of loss recognized in net income due to termination of hedge accounting for swaps	73,698	-	73,698	-
Tax effect	(28,414)	-	(28,414)	-

Net of tax amount	69,004	(69,722)	114,633	(252,583)

Total other comprehensive income	535,068	629,368	1,364,298	2,226,677

COMPREHENSIVE LOSS	$(2,469,463)	$(1,254,674)	$(12,131,632)	$(3,124,382)

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

								Accumulated
					Common	Additional		other	Total
	Preferred stock		Common stock		stock	paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	warrants	capital	deficit	income	equity

Balance at December 31, 2010	24,900	$23,379,651	9,664,059	$9,664,059	$2,367,368	$74,634,362	$(32,917,437)	$1,887,355	$79,015,358

Net loss	-	-	-	-	-	-	(13,495,930)	-	(13,495,930)

Other comprehensive income	-	-	-	-	-	-	-	1,364,298	1,364,298

Stock based compensation	-	-	-	-	-	100,056	-	-	100,056

Forfeiture of restricted shares	-	-	(2,000)	(2,000)	-	-	-	-	(2,000)

Accretion of discount	-	362,278	-	-	-	-	(362,278)	-	-

Balance at September 30, 2011	24,900	$23,741,929	9,662,059	$9,662,059	$2,367,368	$74,734,418	$(46,775,645)	$3,251,653	$66,981,782

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,495,930)	$(5,351,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	739,917	747,841
Provision for loan losses	14,511,174	15,138,616
Gain on mortgage loan commitments	(186,537)	(85,969)
Net gain on sales of mortgage loans	(498,633)	(516,004)
Originations of mortgage loans held-for-sale	(37,991,901)	(38,561,051)
Proceeds from sales of mortgage loans	40,809,612	37,037,809
Amortization of core deposit premium	100,012	100,012
Deferred income taxes	-	(879,456)
Gain on sale of available for sale securities	(347,069)	-
Gain on sale of non-marketable securities	(179,000)	-
Loss on impairment of available for sale securities	47,897	-
Loss on impairment of nonmarketable equity securities	179,000	-
Net (gain) loss on disposal of foreclosed assets	144,767	950,874
Valuation adjustments to foreclosed assets	1,491,220	901,100
(Gain) loss on disposal of other assets	887	8,306
Net amortization of premiums/discounts on securities	1,581,908	1,031,411
Accretion of loan discount	-	(958,343)
Amortization of deposit premium	-	30,323
Net increase in cash value of life insurance	(585,433)	(618,520)
Stock based compensation	98,056	105,191
Change in assets and liabilities:
Decrease in accrued interest receivable	711,561	578,177
(Increase) decrease in other assets	4,496,582	(4,566,147)
Increase (decrease) in accrued interest payable	3,117	22,838
Increase in accrued expenses and other liabilities	523,080	966,941
TOTAL ADJUSTMENTS	25,650,216	10,532,849
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,154,287	5,181,790

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(83,826,040)	(9,500,873)
Principal repayments of investment securities available for sale	28,041,274	19,065,327
Proceeds from sale of securities available for sale	21,519,829	-
Proceeds from disposal of foreclosed assets	5,079,616	6,897,048
Proceeds from sale of other assets	-	59,365
Proceeds from sale of loans	11,403,807	50,558
Redemption of Federal Home Loan Bank stock	1,365,600	843,700
Net decrease in loans held for investment	32,024,031	34,521,195
Purchases of bank premises and equipment	(141,886)	(629,529)
NET CASH PROVIDED BY INVESTING ACTIVITIES	15,466,231	51,306,791

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits:
Demand	8,694,681	920,285
Savings	(14,642,291)	7,595,006
Money market and NOW	6,118,793	34,769,406
Time deposits	(38,380,410)	(48,901,331)
Net decrease in short-term borrowings	(2,000,000)	(67,000,000)
Net increase (decrease) in long-term debt	(5,000,000)	15,000,000
Dividends paid on preferred stock	-	(933,750)
NET CASH USED BY FINANCING ACTIVITIES	(45,209,227)	(58,550,384)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,588,709)	(2,061,803)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,106,179	31,727,108
CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,517,470	$29,665,305

See accompanying notes.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine-month periods ended September 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Crescent Financial Corporation (the “Company”, “we”, “our”, “Crescent”) and its wholly owned subsidiary, Crescent State Bank (the “Bank”).  All significant inter-company transactions and balances are eliminated in consolidation.  Operating results for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2010 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At September 30, 2011, commitments are as follows:

Undisbursed lines of credit	$31,241,000
Commitments to extend credit	77,889,591
Stand-by letters of credit	3,787,067
Commitments to sell loans held for sale	2,820,775
Undisbursed commitment to purchase additional investment in Small Business Investment Corporation	362,500

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average number of shares used in computing basic net income per share	9,587,324	9,581,390	9,585,056	9,579,041
Effect of dilutive stock options	-	-	-	-
Weighted average number of shares used in computing diluted net income per share	9,587,324	9,581,390	9,585,056	9,579,041

For the three-month period ended September 30, 2011, there were 281,667 options and the warrant for 833,705 shares that were anti-dilutive due to the net loss.  For the three-month period ended September 30, 2010 there were 296,611 options and the warrant for 833,705 shares that were anti-dilutive due to the net loss.  For the nine-month

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE C - PER SHARE RESULTS (Continued)

period ended September 30, 2011 there were 281,667 options and the warrant for 833,705 shares that were anti-dilutive due to the net loss.  For the nine-month period ended September 30, 2010 there were 296,611 options and the warrant for 833,705 shares that were anti-dilutive due to the net loss.

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

	September 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$11,562,986	$653,507	$-	$12,216,493
Mortgage-backed securities	32,813,746	1,511,518	-	34,325,264
Collateralized mortgage obligations	124,711,210	2,135,302	348,070	126,498,442
Municipals, non-taxable	35,894,018	1,846,939	-	37,740,957
Municipals, taxable	2,031,085	194,275	-	2,225,360
Corporate bonds	3,809,041	-	328,161	3,480,880
Marketable equity	425,941	19,854	998	444,797
	$211,248,027	$6,361,395	$677,229	$216,932,193

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$9,346,395	$492,005	$-	$9,838,400
Mortgage-backed securities	38,079,632	1,667,631	22,418	39,724,845
Collateralized mortgage obligations	76,553,621	2,022,287	126,224	78,449,684
Municipals, non-taxable	51,067,962	442,604	892,203	50,618,363
Municipals, taxable	-	-	-	-
Corporate bonds	2,777,457	15,665	24,322	2,768,800
Marketable equity	440,757	121,082	45,702	516,137
	$178,265,824	$4,761,274	$1,110,869	$181,916,229

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

The following tables show investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010. The September 30, 2011 unrealized losses on investment securities relate to twenty one collateralized mortgage obligations, one marketable equity security, and four corporate bonds. The December 31, 2010 unrealized losses on investment securities relate to seven collateralized mortgage obligations, one mortgage-backed security, thirty-six municipal securities, two corporate bonds and one marketable equity security. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased and the unrealized losses will reverse at maturity or prior to maturity if market interest rates decline to levels that existed when the securities were purchased.  At both September 30, 2011 and December 31, 2010, 100% of the collateralized mortgage obligations and mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support.  Since the Company has the intent and ability to hold the investments until the recovery of amortized cost (which may be maturity) and none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

	September 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
US Government securities	$-	$-	$-	$-	$-	$-
Mortgage-backed	-	-	-	-	-	-
Collateralized mortgage obligations	37,758,245	348,070	-	-	37,748,245	348,070
Municipals, non-taxable	-	-	-	-	-	-
Corporate Bond	3,480,880	328,161	-	-	3,480,880	328,161
Marketable equity	-	-	32,929	998	32,929	998
Total temporarily impaired securities	$41,239,125	$676,231	$32,929	$998	$41,262,054	$677,229

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
Mortgage-backed	$984,306	$22,418	$-	$-	$984,306	$22,418
Collateralized mortgage obligations	7,274,222	126,224	-	-	7,274,222	126,224
Municipals, non taxable	27,738,632	823,580	1,006,202	68,623	28,744,834	892,203
Corporate bonds	1,831,230	24,322	-	-	1,831,230	24,322
Marketable equity	-	-	36,122	45,702	36,122	45,702
Total temporarily impaired securities	$37,828,390	$996,544	$1,042,324	$114,325	$38,870,714	$1,110,869

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

At September 30, 2011 and December 31, 2010, investment securities with a carrying value of $65,270,618 and $94,085,409 respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale at September 30, 2011 are shown below by expected maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value
Due within one year	$40,992,565	$41,742,665
Due after one year through five years	117,079,702	119,655,537
Due after five years through ten years	31,491,508	32,813,267
Due after ten years	21,258,311	22,275,927
Other equity securities	425,941	444,797
	$211,248,027	$216,932,193

At September 30, 2011, the balance of Federal Home Loan Bank (“FHLB”) of Atlanta stock held by the Company is $9,156,100. The change in balance from $10,521,700 at December 31, 2010 is related to stock repurchases made by FHLB.

NOTE E - LOANS HELD FOR INVESTMENT

Following is a summary of loans for the period indicated:

	Sept 30, 2011	December 31, 2010
Commercial real estate	$329,699,970	$345,902,319
Residential real estate	125,459,346	138,769,782
Construction, development & acquisition	113,389,822	140,848,750
Commercial and industrial	44,355,088	48,144,401
Consumer	3,744,271	3,838,154
Total loans	616,648,497	677,503,406
Less:
Deferred loan fees	(668,158)	(700,337)
Allowance for loan losses	(22,601,000)	(20,702,000)
Total	$593,379,339	$656,101,069

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

Activity in the Allowance for the three and nine month periods ended September 30, 2010 was as follows (in thousands):

	Three months	Nine months
	ended	ended
	Sept 30, 2010	Sept 30, 2010
Beginning balance	$18,348	$17,567
Charge-offs	(5,473)	(15,102)
Recoveries	226	445
Provision	4,948	15,139
Ending balance	$18,049	$18,049

Following is an analysis of the allowance for loan losses by loan segment as of and for the three and nine month periods ended September 30, 2011 and as of and for the year ended December 31, 2010 (in thousands):

	Three Months Ended September 30, 2011
	Commercial	Commercial	Residential	Construction
	& Industrial	Real Estate	Real Estate	Dev & Acq	Consumer	Total
Allowance for loan losses:
June 30, 2011 balance	$2,905	$8,015	$4,102	$7,227	$70	$22,319
Charge-offs	(778)	(1,723)	(308)	(1,534)	(7)	(4,350)
Recoveries	21	37	22	99	1	180
Provision	433	1,357	684	1,944	34	4,452
Sept 30, 2011 balance	$2,581	$7,686	$4,500	$7,736	$98	$22,601

	Nine Months Ended September 30, 2011
	Commercial	Commercial	Residential	Construction
	& Industrial	Real Estate	Real Estate	Dev & Acq	Consumer	Total
Allowance for loan losses:
Dec 31, 2010 balance	$2,689	$5,345	$2,813	$9,775	$80	$20,702
Charge-offs	(1,556)	(2,394)	(1,314)	(7,965)	(29)	(13,258)
Recoveries	83	37	77	447	2	646
Provision	1,365	4,698	2,924	5,479	45	14,511
Sept 30, 2011 balance	$2,581	$7,686	$4,500	$7,736	$98	$22,601
Individually evaluated for impairment	$1,124	$3,636	$2,715	$6,146	$31	$13,652
Collectively evaluated for impairment	$1,457	$4,050	$1,785	$1,590	$67	$8,949

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Loans:
Sept 30, 2011 balance	$44,394	$329,700	$125,456	$113,390	$3,708	$616,648
Ending balance:
Individually evaluated for impairment	$3,395	$18,500	$13,484	$30,628	$33	$66,040
Collectively evaluated for impairment	$40,999	$311,200	$111,972	$82,762	$3,675	$550,608

	As of December 31, 2010
	Commercial	Commercial	Residential	Construction
	& Industrial	Real Estate	Real Estate	Dev & Acq	Consumer	Total
Allowance for loan losses:
Ending balance	$2,689	$5,345	$2,813	$9,775	$80	$20,702
Individually evaluated for impairment	$1,094	$1,780	$882	$7,272	$10	$11,038
Collectively evaluated for impairment	$1,595	$3,565	$1,931	$2,503	$70	$9,664

Loans:
Ending balance	$48,144	$345,903	$138,729	$140,889	$3,838	$677,503
Ending balance:
Individually evaluated for impairment	$2,471	$10,024	$9,531	$32,403	$13	$54,442
Collectively evaluated for impairment	$45,673	$335,879	$129,198	$108,486	$3,825	$623,061

Credit Quality Indicators
As of September 30, 2011 and December 31, 2010 (in thousands)

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Corporate Credit Exposure
Credit Risk Profile by Creditworthiness Category (in thousands)

	September 30, 2011
		Commercial
	Commercial	Real Estate	Commercial	Commercial
	& Industrial	Other	Construction	LOC	Total
1-Minimal Credit Risk	$906	$-	$-	$7	$913
2-Modest Credit Risk	354	-	-	-	354
3-Average Credit Risk	1,333	10,454	3,559	-	15,346
4-Acceptable Credit Risk	10,021	144,750	12,343	79	167,193
5-Acceptable Credit Risk	24,986	126,931	30,623	107	182,647
6-Special Mention	2,817	28,874	29,206	11	60,908
7-Substandard	3,262	16,205	28,954	92	48,513
8-Doubtful	41	2,295	1,291	-	3,627
9-Loss	-	-	-	-	-
Other	148	191	69	230	638
Total	$43,868	$329,700	$106,045	$526	$480,139

	December 31, 2010
		Commercial
	Commercial	Real Estate	Commercial	Commercial
	& Industrial	Other	Construction	LOC	Total
1-Minimal Credit Risk	$3,704	$-	$-	$-	$3,704
2-Modest Credit Risk	276	-	-	-	276
3-Average Credit Risk	638	11,177	1,850	-	13,665
4-Acceptable Credit Risk	13,125	164,402	22,265	173	199,965
5-Acceptable Credit Risk	24,025	144,810	51,069	87	219,991
6-Special Mention	3,595	15,419	24,150	5	43,169
7-Substandard	2,044	8,456	29,911	-	40,411
8-Doubtful	132	1,568	2,225	-	3,925
9-Loss	-	-	-	-	-
Other	67	70	49	273	459
Total	$47,606	$345,902	$131,519	$538	$525,565

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Consumer Credit Exposure
Credit Risk Profile by Creditworthiness Category (in thousands)

	September 30, 2011
	Residential
	Real Estate	Consumer
	Other	Construction	Home Equity	Consumer	Total
1-Minimal Credit Risk	$-	$-	$-	$494	$494
2-Modest Credit Risk	-	-	-	-	-
3-Average Credit Risk	9,892	1,698	7,198	473	19,261
4-Acceptable Credit Risk	30,942	3,706	29,647	942	65,237
5-Acceptable Credit Risk	19,055	774	8,397	721	28,947
6-Special Mention	3,975	784	2,444	356	7,559
7-Substandard	9,231	383	4,004	33	13,651
8-Doubtful	249	-	-	-	249
9-Loss	-	-	-	-	-
Other	105	-	317	689	1,111
Total	$73,449	$7,345	$52,007	$3,708	$136,509

	December 31, 2010
	Residential
	Real Estate	Consumer
	Other	Construction	Home Equity	Consumer	Total
1-Minimal Credit Risk	$-	$-	$-	$421	$421
2-Modest Credit Risk	-	-	78	-	78
3-Average Credit Risk	9,707	2,275	6,440	597	19,019
4-Acceptable Credit Risk	34,191	5,297	35,153	1,041	75,682
5-Acceptable Credit Risk	24,648	704	10,392	736	36,480
6-Special Mention	6,808	788	1,463	377	9,436
7-Substandard	5,996	221	3,368	13	9,598
8-Doubtful	295	45	167	-	507
9-Loss	-	-	-	-	-
Other	-	-	64	653	717
Total	$81,645	$9,330	$57,125	$3,838	$151,938

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Age Analysis of Past Due Loans
As of September 30, 2011 and December 31, 2010 (in thousands)

	September 30, 2011
						Recorded
		Greater than				Investment >
	30-89 Days	90 Days	Total		Total	90 Days &
	Past Due(1)	Past Due(2)	Past Due	Current	Loans	Accruing
Commercial & Industrial	$842	$536	$1,378	$42,490	$43,868	$-
Commercial – Construction	7,167	17,610	24,777	81,268	106,045	-
Commercial - Real Estate	6,060	9,080	15,140	314,560	329,700	-
Commercial - Lines of Credit	101	-	101	425	526	-
Commercial – Other	-	-	-	-	-	-
Consumer	2	-	2	3,706	3,708	-
Consumer – Construction	54	-	54	7,291	7,345	-
Consumer – Other	-	-	-	-	-	-
Home Equity	861	937	1,798	50,209	52,007	-
Residential Real Estate	1,418	1,873	3,291	70,158	73,449	-
Total	$16,505	$30,036	$46,541	$570,107	$616,648	$-

(1) Total loans past due 30 to 89 days includes approximately $8.3 million of loans in nonaccrual status.
(2) All loans held for investment, past due 90 days or more, were in nonaccrual status.

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
(2) All loans held for investment, past due 90 days or more, were in nonaccrual status.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Impaired Loans
For the Three and Nine Months Year Ended September 30, 2011 and the full year ended December 31, 2010 (in thousands)

	Three and nine months ended September 30, 2011
				3 Month	QTD	9 Month	YTD
	Recorded	Unpaid	Related	Average	Interest	Average	Interest
	Investment	Principal	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Consumer	$-	$-	$-	$-	$-	$-	$-
Commercial & industrial	361	403	-	180	1	162	3
Commercial construction	3,275	4,082	-	3,481	16	6,125	72
Commercial real estate	2,461	2,822	-	2,664	14	3,428	29
Consumer construction	-	-	-	-	-	5	-
Home equity lines/loans	317	318	-	306	1	667	14
Residential real estate	1,808	1,810	-	1,709	10	2,187	30
Sub-Total	8,222	9,435	-	8,340	42	12,574	148
With an allowance recorded:
Consumer	33	33	31	33	1	36	3
Commercial & industrial	3,034	3,096	1,124	3,066	16	3,111	96
Commercial construction	26,970	30,359	6,086	25,213	119	28,203	453
Commercial real estate	16,039	18,073	3,636	15,277	77	14,162	198
Consumer construction	383	383	60	394	2	340	6
Home equity lines/loans	3,686	3,977	1,507	3,511	15	3,251	61
Residential real estate	7,673	8,453	1,208	7,087	39	6,598	157
Sub-Total	57,818	64,374	13,652	54,581	269	55,701	974
Totals:
Commercial	3,395	3,499	1,124	3,246	17	3,273	99
Commercial real estate	18,500	20,895	3,636	17,941	91	17,590	227
Construction	30,628	34,824	6,146	29,088	137	34,673	531
Consumer	33	33	31	33	1	36	3
Residential real estate	13,484	14,558	2,715	12,613	65	12,703	262
Grand Total	$66,040	$73,809	$13,652	$62,921	$311	$68,275	$1,122

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

	Twelve months ended December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Consumer	$-	$-	$-	$49	$1
Commercial & industrial	83	92	-	1,200	3
Commercial construction	2,649	4,475	-	11,132	354
Commercial real estate - other	3,366	3,366	-	6,154	226
Consumer construction	45	133	-	258	15
Home equity lines/loans	1,883	2,032	-	1,780	74
Residential real estate – other	2,820	2,820	-	1,894	58
Sub-Total	10,846	12,918	-	22,467	731
With an allowance recorded:
Consumer	13	13	10	220	8
Commercial & industrial	2,093	2,093	984	2,261	96
Commercial construction	29,488	30,529	7,251	17,409	677
Commercial real estate – other	6,658	7,328	1,780	9,730	230
Consumer construction	221	221	20	367	9
Home equity lines/loans	1,652	1,879	547	1,099	14
Residential real estate – other	3,471	5,197	446	6,107	223
Sub-Total	43,596	47,260	11,038	37,193	1,257
Totals:
Commercial	2,176	2,185	984	3,461	99
Commercial real estate	10,024	10,694	1,780	15,884	456
Construction	32,403	35,358	7,271	29,166	1,055
Consumer	13	13	10	269	9
Residential real estate	9,826	11,928	993	10,880	369
Grand Total	$54,442	$60,178	$11,038	$59,660	$1,988

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Loans on Nonaccrual Status
As of September 30, 2011 and December 31, 2010  (in thousands)

Sept 30, 2011
Commercial
Commercial & industrial	$1,221
Commercial LOC	92
Commercial other	-
Commercial real estate
Commercial construction	23,488
Commercial real estate – other	11,029
Consumer
Consumer LOC	1
Consumer other	-
Residential real estate
Consumer construction	54
Home equity loans/lines	1,458
Residential real estate – other	5,772
Total	$43,115

Dec 31, 2010
Commercial
Commercial & industrial	$616
Commercial LOC	-
Commercial other	-
Commercial real estate
Commercial construction	16,614
Commercial real estate – other	7,633
Consumer
Consumer LOC	5
Consumer other	-
Residential real estate
Consumer construction	221
Home equity loans/lines	1,314
Residential real estate – other	4,166
Total	$30,569

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Troubled Debt Restructurings – Modification Terms
For the three and nine months ended September 30, 2011 (in thousands)

In the current economic environment it has become more common to restructure or modify the terms of certain loans that meet an established set of conditions (i.e. troubled debt restructure or “TDRs”). In those circumstances loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan.

Modifications are usually accomplished through either a reduction in the monthly payment and/or interest rate on the loan or through extension of the loan repayment period. We have not forgiven any material principal amounts on any loan modifications to date. A summary of the types of concessions made are presented in the table below.

	Three months ended			Nine months ended
	September 30, 2011			September 30, 2011
		Pre-Mod	Post –Mod		Pre-Mod	Post-Mod
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
Below market interest rate:
Commercial & industrial	1	$286	$286	1	$286	$286
Commercial construction	-	-	-	2	4,562	4,562
Commercial real estate	-	-	-	2	4,174	4,174
Residential real estate	-	-	-	1	1,683	1,683
Sub-Total	1	$286	$286	6	$10,705	$10,705
Extended payment terms:
Commercial & industrial	2	$486	486	5	$814	814
Commercial construction	-	-	-	8	2,970	2,970
Commercial real estate	-	-	-	1	636	636
Home equity lines/loans	1	83	83	2	738	738
Residential real estate	-	-	-	2	477	477
Sub-Total	3	$569	$569	18	$5,635	$5,635
Change in terms:
Commercial construction	-	$-	$-	1	$109	$109
Commercial real estate	1	766	766	2	3,346	3,346
Residential real estate	1	34	34	4	849	849
Sub-Total	2	800	800	7	4,304	4,304
Grand Total	6	$1,655	$1,655	31	$20,644	$20,644

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Troubled Debt Restructurings – Payment Defaults
For the three and nine months ended September 30, 2011 (in thousands)

The following table presents loans modified as TDRs for which there has been a payment default, defined as a loan which is 30 days contractually past due under the modified terms:

	Three months ended		Nine months ended
	September 30, 2011		September 30, 2011
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Below market interest rate:
Commercial construction	-	$-	2	$3,238
Sub-Total	-	$-	2	$3,238
Extended payment terms:
Commercial & industrial	-	$-	2	$248
Commercial construction	-	-	6	2,485
Commercial real estate	-	-	1	633
Home equity lines/loans	-	-	1	656
Sub-Total	-	$-	10	$4,022
Change in terms:
Commercial construction	-	$-	1	$106
Commercial real estate	1	770	2	2,436
Residential real estate	-	-	3	808
Sub-Total	1	$770	6	$3,350
Grand Total	1	$770	18	$10,610

It is still early in our experience with these types of activities, but approximately $7.4 million or 36% of all loans classified as TDRs as of September 30, 2011 are current pursuant to their modified terms, and about $13.1 million, or approximately 64% of our total TDRs are not performing pursuant to their modified terms.

Troubled Debt Restructurings – Successes and Failures
For the nine months ended September 30, 2011 (in thousands)

Long-term success with our performing TDRs is an unknown, and will depend to a great extent on the future of our economy and our local real estate markets. Thus far, there does not appear to be any significant difference in success rates with one type of concession versus another. The following table presents the successes and failures of the different types of modifications for those modifications occurring between January 1, 2011 and September 30, 2011:

	Paying as		Converted to		Foreclosure
	restructured		non-accrual		or default
	Number	Recorded	Number	Recorded	Number	Recorded
	of loans	Investment	of loans	Investment	of loans	Investment
Below market interest rate	4	$5,427	-	$-	2	$3,238
Extended payment terms	8	1,170	2	835	8	3,186
Change in terms	1	32	5	1,685	1	1,665
Total	13	$6,629	7	$2,520	11	$8,089

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

Cash Flow Hedges

Through a special purpose entity (see Note H of Item 8 in Crescent’s 2010 Form 10-K) the Company issued trust preferred debentures in 2003.  In 2007, the Company entered into a subordinated term loan agreement with a non-affiliated financial institution.  These instruments, as more fully described in Note H of Item 8 in the Company’s 2010 Form 10-K, were issued as part of its capital management strategy. These instruments are variable rate and expose the Company to interest rate risk caused by the variability of expected future interest expense attributable to changes in 3-month LIBOR. To mitigate this exposure to fluctuations in cash flows resulting from changes in interest rates, the Company entered into four pay-fixed interest rate swap agreements in June 2009.

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

Since the floating index and reset dates are based on identical terms, management believes that the hedge relationship of the cumulative changes in expected future cash flows from the interest rate swaps and the cumulative changes in expected interest cash flows from the subordinated term loan agreement will be highly effective. Management has determined that there is no hedge ineffectiveness as of September 30, 2011 related to the subordinated term loan.

As previously disclosed, during the quarters ended June and September 30, 2011 we deferred the interest payments associated with our trust preferred debentures.  As such, we have determined that cash flow hedge accounting is no longer applicable for the two interest rate swaps related to the trust preferred debentures, and changes to the fair value of our interest rate swaps will be reflected within our earnings. The amount in accumulated other comprehensive income as of the date that hedge accounting was discontinued will be amortized into earnings over the period through the maturity of each interest rate swap, because it is deemed probable that future interest payments on the trust preferred debentures will resume.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The notional amount of the debt obligations being hedged was $8.0 million and the fair value of the interest rate swap liability, which is recorded in accrued expenses and other liabilities at
September 30, 2011, was an unrealized loss of $208,068.

The following tables disclose the location and fair value amounts of derivative instruments designated as hedging and non-hedging instruments in the consolidated balance sheets.

	September 30, 2011
			Estimated Fair
			Value of
	Balance Sheet Location	Notional Amount	Asset (Liability)
Trust preferred securities (non-hedging):
Interest rate swap	Other liabilities	$4,000,000	$(59,393)
Interest rate swap	Other liabilities	4,000,000	(165,949)
Subordinated term loan agreements (hedging):
Interest rate swap	Other liabilities	3,750,000	(54,226)
Interest rate swap	Other liabilities	3,750,000	(153,842)
		$15,500,000	$(433,411)

	December 31, 2010
			Estimated Fair
	Balance Sheet	Notional	Value of
	Location	Amount	Asset (Liability)
Trust preferred securities (hedging):
Interest rate swap	Other liabilities	$4,000,000	$(111,444)
Interest rate swap	Other liabilities	4,000,000	(188,166)
Subordinated term loan agreements (hedging):
Interest rate swap	Other liabilities	3,750,000	(103,529)
Interest rate swap	Other liabilities	3,750,000	(175,899)
		$15,500,000	$(579,038)

See Note G for additional information.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The following table discloses activity in accumulated Other Comprehensive Income (“OCI”) related to the interest rate swaps during the three and nine month periods ended September 30, 2011.

	Three months	Nine months
	ended	ended
	Sept 30, 2011	Sept 30, 2011

Accumulated OCI resulting from interest rate swaps as of January 1, 2011, net of tax	$(310,240)	$(355,818)

Unrealized gains during the three and nine month periods ended September 30, 2011, net of tax	23,687	69,265

Other comprehensive gain/(loss) amortized in relation to termination of hedge account for swaps during the three and nine month periods ended September 30, 2011, net of tax	45,284	45,284

Accumulated OCI resulting from interest rate swaps as of September 30, 2011, net of tax	$(241,269)	$(241,269)

The following table discloses activity in accumulated OCI related to the interest rate swaps during the year ended December 31, 2010.

December 31, 2010

Accumulated OCI resulting from interest rate swaps as of January 1, 2010, net of tax	$(181,237)
Other comprehensive loss recognized, net of tax	(174,581)

Accumulated OCI resulting from interest rate swaps as of December 31, 2010, net of tax	$(355,818)

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of September 30, 2011 and December 31, 2010, the Company carried certain marketable equity securities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of September 30, 2011 and December 31, 2010, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included securities available for sale and derivative liabilities.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of September 30, 2011 and December 31, 2010, while the Company did not carry any financial assets or liabilities, measured on a recurring basis, at fair value hierarchy Level 3, the Company did value impaired loans and other real estate owned, measured on a non-recurring basis, at fair value hierarchy Level 3.

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

Derivative Liabilities

Derivative instruments at September 30, 2011 and 2010 include interest rate swaps and are valued using models developed by third-party providers.  This type of derivative is classified as Level 2 within the hierarchy.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Mortgage Banking Activity

The Company enters into interest rate lock commitments and commitments to sell mortgages. These commitments are valued as a percentage of the dollar volume of the period end loan pipeline based on an average year-to-date earnings factor and pull-through rate.  At September 30, 2011, the fair value associated with these interest rate lock commitments was $243,000, which is included in other assets. The fair value associated with interest rate lock commitments at December 31, 2010 was $53,000. Forward loan sale commitments have been deemed insignificant.

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE G - FAIR VALUE MEASUREMENT (Continued)

Fair Value on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Loans Held for Investment

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. There were $66.0 million in impaired loans at September 30, 2011, of which $57.8 million in loans showed impairment and had a specific reserve of $13.7 million.  Impaired loans totaled $54.4 million at December 31, 2010.  Of such loans, $43.6 million had specific loss allowances aggregating $11.0 million at that date.

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

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE G - FAIR VALUE MEASUREMENT (Continued)

There were no significant transfers between the valuation of financial assets or liabilities between levels 1 and 2 in the valuation hierarchy.  Below is a table that presents information about assets measured at fair value at September 30, 2011, and December 31, 2010:

		Fair Value Measurements at
		September 30, 2011, Using
		Quoted Prices	Significant
	Assets/(Liabilities)	in Active	Other	Significant
	Measured at	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	9/30/2011	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. Government obligations and agency	$12,216,493	$-	$12,216,493	$-
Mortgage-backed	34,325,264	-	34,325,264	-
Collateralized mortgage obligations	126,498,442	-	126,498,442	-
Municipals, non-taxable	37,740,957	-	37,740,957	-
Municipals, taxable	2,225,360	-	2,225,360	-
Corporate bonds	3,480,880	-	3,480,880	-
Marketable equity	444,797	444,797	-	-
Foreclosed assets	13,643,444	-	-	13,643,444
Impaired loans	44,167,747	-	-	44,167,747
Interest rate lock commitments	242,617	-	-	242,617
Derivative liabilities	(208,068)	-	(208,068)	-

		Fair Value Measurements at
		December 31, 2010, Using
		Quoted Prices	Significant
	Assets/(Liabilities)	in Active	Other	Significant
	Measured at	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. Government obligations and agency	$9,838,400	$-	$9,838,400	$-
Mortgage-backed	39,724,845	-	39,724,845	-
Collateralized mortgage obligations	78,449,684	-	78,449,684	-
Municipals, non-taxable	50,618,363	-	50,618,363	-
Corporate bonds	2,768,800	-	2,768,800	-
Marketable equity	516,137	516,137	-	-
Foreclosed assets	15,523,592	-	-	15,523,592
Impaired loans	43,404,439	-	-	43,404,439
Interest rate lock commitments	53,185	-	-	53,185
Derivative liabilities	(579,038)	-	(579,038)	-

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE G - FAIR VALUE MEASUREMENT (Continued)

The following table provides information regarding the activity in assets and liabilities measured at a fair value Level 3 on a recurring basis per ASU No 2010-06, Fair Value Measurements and Disclosures:

Level 3
Interest Rate
Lock Commitments
Beginning balance December 31, 2010	$53,185
Realized gain on commitments	(498,633)
Expired commitments	(30,707)
New commitments entered into	718,772
Ending balance September 30, 2011	$242,617

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$31,517,470	$31,517,470	$49,106,179	$49,106,179
Investment securities	216,932,193	216,932,193	184,455,418	184,455,418
Federal Home Loan Bank stock	9,156,100	9,156,100	10,521,700	10,521,700
Loans held for sale	2,820,775	2,820,775	5,689,853	5,689,853
Loans held for investment, net	593,379,339	546,121,339	656,101,069	621,983,795
Investment in life insurance	19,068,426	19,068,426	18,482,993	18,482,993
Accrued interest receivable	3,283,681	3,283,681	3,995,242	3,995,242

Financial liabilities:
Deposits	686,174,096	704,064,473	724,383,323	742,610,196
Short-term borrowings	5,000,000	5,323,079	7,000,000	7,232,221
Long-term borrowings	152,748,000	159,959,921	157,748,000	158,661,779
Interest rate swaps	433,410	433,410	579,038	579,038
Accrued interest payable	1,353,443	1,353,443	1,350,326	1,350,326

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

The Company deferred payment of the February, May and August, 2011 quarterly cash dividends of $311,250 , $315,141 and, $319,080 respectively, on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  Under the terms of the TARP Preferred Stock, the Company is required to pay quarterly dividends at a rate of 5 percent per year for the first five years following the Treasury investment, after which the dividend rate automatically increases to 9 percent per year. The Company is required to pay quarterly dividends at the rate of 5% per year on any deferred payments.  The Company may defer dividend payments for up to six consecutive quarters without default or penalty.  The May and August 2011 deferred payments include $3,891 and $7,830, respectively, in additional dividend  related to the deferral of payments from earlier in the year.

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

ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20.  The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  The new disclosures will be required for interim and annual periods beginning on or after June 15, 2011, and apply retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The Company began providing these additional disclosures with the current report.

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

The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company began providing these additional disclosures with the current report.

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

NOTE J – SUBSEQUENT EVENT

On October 24, 2011, the Company announced that Piedmont had received regulatory approval to invest $75.0 million into the Company in return for 18,750,000 shares of common stock (“the Investment”).  As a result, at the close of the Investment, Piedmont will own approximately 66 percent of the Company’s common stock.  The Investment is anticipated to close on or around November 18, 2011.

Pursuant to the Investment Agreement Piedmont will make a tender offer to the Company's shareholders commencing on November 8, 2011 to purchase up to 6,442,105 shares of currently outstanding Company common stock at a price of $4.75 per share.  If the maximum number of shares is tendered, Piedmont will pay approximately $30.6 million for all such shares, and Piedmont would then own a total of approximately 89 percent of all outstanding common Company shares.

Upon closing of the investment, Adam Abram, chairman of Piedmont, will be named chairman of Crescent Financial Corporation, and Scott Custer, president and chief executive officer of Piedmont, will become chief executive officer of Crescent Financial Corporation. In addition, the board of directors of Crescent Financial

CRESCENT FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE J – SUBSEQUENT EVENT (Continued)

Corporation will be restructured to include eight designees of Piedmont, including Mr. Abram and Mr. Custer, as well as four continuing Company directors, including Messrs. James A. Lucas Jr., Charles A. Paul III, Jon S. Rufty and Brent D. Barringer. These four existing Company directors will also be appointed to the board of directors of Piedmont.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and consolidated results of operations of Crescent Financial Corporation (the “Company”). The analysis includes detailed discussions for each of the factors affecting Crescent Financial Corporation’s operating results for the three and nine-month periods ended September 30, 2011 and 2010 and financial condition for the periods ended September 30, 2011 and December 31, 2010. It should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis. Because the Company has no operations and conducts no business on its own other than owning Crescent State Bank, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted.  All significant intercompany transactions and balances are eliminated in consolidation.

COMPARISON OF FINANCIAL CONDITION AT
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

Total assets decreased by approximately $57.1 million or 6% to $916.0 million at September 30, 2011 from $973.0 million at December 31, 2010.  Earning assets are $866.9 million or 95% of total assets at September 30, 2011 compared to $915.7 or 94% at December 31, 2010.  Components of earning assets at September 30, 2011 are $616.0 million in gross loans held for investment, $226.1 million in investment securities and Federal Home Loan Bank (FHLB) stock, $22.0 in overnight investments and interest-earning deposits with correspondent banks and $2.8 million in loans held for sale.  Earning assets at December 31, 2010 consisted of $676.8 million in gross loans held for investment, $192.4 million in investment securities and FHLB stock, $40.7 million in overnight investments and interest-earning deposits and $5.7 million in loans held for sale. Total deposits and stockholders’ equity at September 30, 2011 are $686.2 million and $67.0 million, respectively, compared to $724.4 million and $79.0 million at December 31, 2010.

Gross loans held for investment, net of deferred loan fees declined by $60.8 million over the first nine months of 2011. All loan categories experienced a decline due in part to normal principal payments, continued softness in loan demand, loan sales and loan charge-offs.  The net decline by loan category is as follows: $27.5 million in construction, land acquisition and development, $16.1 million in commercial real estate, $8.2 million in residential first trust mortgages, $5.1 million in home equity loans and lines, $3.8 in commercial and industrial and $93,000 in consumer loans. The decline in the construction, land acquisition and development category is due to the lack of loan demand and a desire by the Company to reduce our credit concentration in this sector that has been most negatively impacted during the current economic downturn. The net $60.8 million decrease is comprised of $70.0 million in normal principal payments and payoffs, $13.3 million in gross loan charge-offs, $10.8 million in loan sales, $4.8 million of loans transferred to other asset categories, and are partially offset by $38.1 million in new loan production.  The composition of the loan portfolio, by category, as of September 30, 2011 is 54% commercial mortgage loans, 18% construction loans, 12% residential mortgage loans, 8% home equity loans and lines, 7% commercial loans and 1% consumer loans.  The composition of the loan portfolio, by category, as of December 31, 2010 was 51% commercial real estate mortgage loans, 21% construction and land development loans, 12% residential one-to-four family first deed of trust mortgage loans, 8% home equity lines and loans, 7% commercial and industrial loans and 1% consumer loans.

Loans for commercial real estate, construction, land acquisition and development comprised 72% of the total loan portfolio at September 30, 2011.  A more detailed breakdown of loans in those sectors is presented in the table below:

Breakdown of Commercial Real Estate
September 30, 2011	Total Aggregate
Exposure
Loan Type	(in thousands)
Non owner occupied investment property	$182,264
Owner occupied commercial property	130,677
Multi-family investment property	16,170
Agriculture/Farmland	589
Subtotal	329,700
Deferred unearned interest	(401)
Total commercial real estate loans	$329,299

Total Aggregate
Exposure
Loan Type	(in thousands)
Land acquisition and development - commercial purposes	$53,939
Land acquisition and development - residential purposes	37,043
1 to 4 family residential construction	6,814
Commercial construction	15,594
Subtotal	113,390
Deferred unearned interest	(143)
Total construction, acquistition & development	$113,247

The Company’s allowance for loan losses at September 30, 2011 is $22.6 million or 3.67% of outstanding loans held for investment compared to $20.7 million or 3.06% at December 31, 2010. The net increase is due to a $14.5 million provision for loan losses partially offset by $12.6 million in net charge-offs.  The loan loss reserve is adjusted monthly to a level that management believes is appropriate given the current risk profile of the portfolio.  Economic conditions in our markets over the past two plus years have had a significant impact on the housing market and general business conditions.  As a result, we have experienced a deterioration of asset quality and an increase in loan charge-offs and asset foreclosures.  There is a more detailed discussion of the methodology in the section entitled “Analysis of Allowance for Loan Losses.”

At September 30, 2011, there were 107 loans totaling $43.1 million in non-accrual status.    There were no loans held for investment that were past due 90 days or more and still accruing interest. Non-performing loans as a percentage of total loans held for investment at September 30, 2011 is 7.00%.  At December 31, 2010, there were 63 loans totaling approximately $30.6 million in non-accrual status. During the first nine months of 2011, of those loans in nonaccrual status at December 31, 2010, ten loans were paid off, five loans were returned to accrual status based on payment history, eleven loans were charged-off, collateral securing ten loans was foreclosed and moved to other real estate owned and twenty-seven loans remained in nonaccrual status. The percentage of non-performing loans to total loans held for investment at December 31, 2010 was 4.52%.  For a more detailed discussion, see the section entitled Nonperforming Assets.

Loans are classified as Troubled Debt Restructurings (“TDRs”) by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers.  Of the $20.5 million of TDRs at September 30, 2011, $7.4 million were accruing interest.  Two loans still accruing interest in the amount of $1.1 million were past due 30 days or more.  The remaining $13.1 million were nonperforming loans and included in the nonaccrual figures presented previously.  At December 31, 2010, there were $17.2 million in TDRs of which $8.6 million were accruing interest and were not past due 30 days or more and $8.6 million were nonperforming loans and included in the non-accrual figures.   The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidations of assets.  Generally these loans are restructured to provide the borrower additional time to execute their plans.  The TDRs were in accrual status prior to the restructuring, and since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest at the restructured rate.  The Company closely monitors these loans and will cease accruing interest on them if and when management believes that the borrowers may not continue performing based on the restructured note terms.  All TDR’s are considered to be impaired loans.  At September 30, 2011 and December 31, 2010 there were $17.4 million and $13.1 million, respectively, in TDRs which demonstrated impairment and were evaluated as such in the allowance calculation.  As of September 30, 2011 and December 31, 2010, the allowance for loan losses allocated to TDRs totaled approximately $5.6 million and $2.6 million, respectively.

The Company has investment securities with an amortized cost of $211.2 million at September 30, 2011.  All investments are accounted for as available for sale and are presented at their fair market value of $216.9 million compared with $181.9 million at year-end 2010.  The Company’s investment securities at September 30, 2011, consist of U.S. Government agency securities, collateralized mortgage obligations, mortgage-backed securities, corporate bonds, municipal bonds and marketable equity securities.  The $35.0 million increase in the available for sale portfolio during 2011 is the net result of $83.8 million in new purchases, a $2.0 million increase in the fair value of the portfolio less $28.0 million in sales of available for sale securities, $21.5 million in normal principal payments, and $1.6 million in net amortization of premiums.  Gains on sales of available for sale and non-marketable securities of $347,000 and $179,000, respectively, have been realized during the first nine months of 2011 and we have taken impairment write-downs of $47,900 and $179,000, respectively, on available for sale and non-marketable equity investments during the same period.  The Company owned $9.2 million and $10.5 million of Federal Home Loan Bank stock at September 30, 2011 and December 31, 2010, respectively.

There were $20.8 million in Federal funds sold at September 30, 2011 compared to $38.1 million at December 31, 2010.  Fed funds sold represents one form of on-balance sheet liquidity used to redeem maturing time deposits and borrowings, fund new loan production and for deposit fluctuations of non-maturing deposit types. The decrease in Fed funds sold is primarily due to shifting excess liquidity into the investment portfolio.

Interest-earning deposits held at correspondent banks declined from $2.7 million at December 31, 2010 to $1.2 million at September 30, 2011.  Interest-earning funds held at correspondent bank accounts are a source of on-balance sheet liquidity and typically are deployed to the investment portfolio.

Non-earning and other assets declined by approximately $6.4 million from $78.1 million at December 31, 2010 to $71.7 million at September 30, 2011.  The net deferred tax asset decreased by $3.6 million during the first three quarters of 2011 due to an increase in both the deferred income tax asset valuation allowance and an increase in the deferred tax liability associated with the available for sale investment portfolio.  Foreclosed assets have declined by $1.9 million as the net result of receiving $5.1 million in proceeds from dispositions and $1.6 million in net losses on dispositions and valuation write-downs offset by $4.8 million of new transfers into foreclosed assets. There were decreases in accrued interest receivable and premises and equipment of $712,000 and $598,000, respectively.    The cash surrender value of bank owned life insurance increased by $585,000 during the nine-month period.

Total deposits declined by $38.2 million between December 31, 2010 and September 30, 2011 from $724.4 million to $686.2 million.  The Company has continued to focus on reducing its reliance on brokered deposits and shifting its deposit mix to favor more stable, core deposit types.  Wholesale time deposits have decreased by $39.0 million from $179.6 million at year end 2010 to $140.6 million at September 30, 2011.  Other retail time deposits increased by $590,000 from $197.2 million to $197.8 million.  Noninterest bearing demand deposits have increased by $8.7 million to $70.7 million at September 30, 2011 compared to $62.0 million at December 31, 2010 primarily as a result of our efforts to focus on small business relationships.  Interest bearing demand deposits have increased by $4.2 million to $152.3 million primarily as a result of a $5.1 million increase in IOLTA (Interest On Lawyer Trust Accounts) accounts, a net increase of $3.5 million in other interest-bearing checking accounts and offset by a $4.4 million decline in public unit deposits.  Money market balances have increased by $1.9 million and savings balances have declined by $14.6 million between year-end 2010 and September 30, 2011.   The decline in savings balances reflects a strategic decision to lower our business premium savings rates and transition business customers into money market accounts.  Additionally, the paradigm shift to relying on cash savings rather than credit to fund consumers’ lifestyles has reduced savings account balances.

The composition of the deposit base, by category, at September 30, 2011 is as follows: 49% time deposits, 22% interest-bearing demand deposits, 11% money market, 10% non-interest-bearing demand deposits and 7% statement savings accounts.  The composition of the deposit base, by category, at December 31, 2010 was as follows:  52% in time deposits, 20% in interest-bearing deposits, 10% in money market, and 9% in both non interest-bearing demand deposits and statement savings. Time deposits of $100,000 or more totaled $253.8 million at September 30, 2011 compared to $302.9 million at December 31, 2010.

The Company has total borrowings of $157.7 million at September 30, 2011 compared with $164.7 million at December 31, 2010.  The composition of borrowings is $137.0 million in long-term advances and $5.0 million in short-term advances from the Federal Home Loan Bank of Atlanta (FHLB), $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary and $7.5 million in a subordinated term loan issued to a non-affiliated financial institution.  Borrowings at December 31, 2010 consisted of $142.0 million in long-term FHLB advances, $7.0 million in short-term FHLB advances, $8.2 million in junior subordinated debt issued to an unconsolidated subsidiary, and $7.5 million in a subordinated term loan.  There were no Federal funds purchased at either balance sheet date.

Accrued interest payable and other liabilities increased by $185,000 to $5.1 million at September 30, 2011.

Between December 31, 2010 and September 30, 2011, total stockholders’ equity declined by $12.0 million. The decrease was primarily due to the $13.5 million net loss and partially offset by an increase of $1.4 million in other comprehensive income.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

Net Income/Loss.  Net loss for the three-month period ended September 30, 2011, before adjusting for the effective dividend on preferred stock, was ($3,004,000) compared to a net loss of ($1,884,000) for the prior year three-month period ended September 30, 2010. After adjusting for $442,000 and $423,000 in dividends and discount accretion on preferred stock for the two respective periods, net loss attributable to common shareholders for the current period was ($3,446,000) or ($0.36) per share compared to a net loss attributable to common shareholders of ($2,307,000) or ($0.24) per share for the prior year period.  Annualized return on average assets for the current period is (1.32%) compared to (0.77%) for the prior period.  Despite a lower loan loss provision for the quarter and improved noninterest income, a decline in net interest income, an increase in noninterest expenses and the an increase in our deferred tax asset valuation allowance resulted in the increased net loss during the current period.  Return on average equity for the three-month period ended September 30, 2011 was (17.59%) compared to (8.49%) for the prior period.  The decrease in return on average equity is due to the net loss for the period.   Pre-tax loss for the three-month periods ended September 30, 2011 and 2010 was ($3,004,000) and ($3,458,000), respectively.

Net Interest Income.  Net interest income decreased by $55,000 and was $6.8 million at both September 30, 2011 and 2010.  The decrease was attributable to a larger negative impact on interest income from earning assets due to both lower volume and yield than the positive impact on interest expense from the lower level of interest-bearing liabilities and cost of funds.  The spread between the yield on earning assets and the cost of interest-bearing liabilities widened slightly and when combined with an increase in the relative average of earning assets funded by interest-bearing liabilities, resulted an increase in tax equivalent net interest margin from 3.08% for the prior three-month period to 3.17% for the current period.

Total interest income decreased by 11% or approximately $1.4 million to $10.9 million for the current three-month period compared to $12.3 million for the prior year period.  The results were comprised of an $870,000 decrease due to lower volume of earning assets and a $522,000 decrease due to a drop in yield.  Total interest expense for the current period declined by $1.3 million to $4.1 million from less than $5.5 million.  The decrease was comprised of a $1.1 million decline due to the lower cost of funding and a $284,000 decline due to a lower volume of interest-bearing funds.

Total average earning assets decreased $43.7 million or 5% from an average of $915.2 million for the prior three-month period to an average of $871.5 million for the current three-month period. The composition of the decrease was as follows: the average balance of loans outstanding decreased by 11% or $77.9 million from $704.2 million to $626.3 million, the average balance of the investment securities portfolio increased by 11% or $21.3 million from $191.7 million to $213.0 million and the average balance of federal funds sold and other interest earning assets increased by $12.9 million from $19.3 million to $32.2 million.  The average of gross loans outstanding has declined due to the Company’s efforts to reduce its concentration exposure to construction, land acquisition and development lending, loan charge-offs and weakened loan demand over the past twelve months.

Average interest-bearing liabilities decreased by $43.5 million or 5% from $823.9 million for the quarter ended September 30, 2010 to $780.4 million for the current quarter.  Average interest-bearing deposits decreased by $33.8 million or 5% from $656.4 million to $622.6 million.  Within total interest bearing deposits, average time deposits have declined by $47.6 million, average interest-bearing NOW account deposits increased by $34.7 million and average savings and money market accounts increased by $288,000. These results reflect efforts to reduce our reliance on brokered time deposits and increase customer core deposits.  Average borrowings decreased by $9.7 million or 6% from $167.5 million to $157.7 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets.  The tax equivalent net interest margin for the three-month period ended September 30, 2011 is 3.17% compared to 3.08% for the prior year period.  Management estimates the foregone interest income from nonaccrual loans, which includes both the reversal of previously accrued interest income and the loss of current income from daily accruals, to be $607,000 for the third quarter.  Adjusting for the level of foregone interest income due to credit quality deterioration, the tax equivalent net interest margin would have been approximately 3.45% for the three-month period ended September 30, 2011.

The average yield on earning assets for the current three-month period decreased 40 basis points to 5.05% compared with 5.45% for the prior year period, while the average cost of interest-bearing funds decreased by 53 basis points to 2.10% from 2.63%.  The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased by 13 basis points from 2.82% to 2.95%.  The percentage of interest earning assets to average interest-bearing liabilities increased from 111.08% for the prior year period to 111.68% for the three months ended September 30, 2011.  An increase in the ratio of average earning assets to average interest-bearing liabilities indicates a reduced dependence on interest-bearing forms of funding and otherwise has a positive impact on the margin.  Approximately 42% of the Company’s loan portfolio has variable rate pricing based on the Prime lending rate or LIBOR (London Inter Bank Offering Rate) at September 30, 2011 compared to 43% at December 31, 2010.

Management anticipates that future expansion of the net interest margin is possible in the near term if the volume of loans moving to nonaccrual loans subsides and cost of interest-bearing funds continues to drop through deposit repricing opportunities.  While we anticipate that interest rates will be at current levels for a more extended period of time, we continue to be cognizant of the potential impact of rising interest rates in the future.

Provision for Loan Losses. The Company’s provision for loan losses for the three-month period ended September 30, 2011 was $4.5 million compared to $4.9 million for the same period in 2010.  As further explained in the section entitled “Analysis of Allowance for Loan Losses,” there are two components used to determine the appropriate loan loss provision.  The first component is historical loan charge-off experience supplemented by certain qualitative factors and the second component is the evaluation of impaired loans to determine if impairment exists and to recognize that deficiency as a specific reserve.  Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.

Non-Interest Income.  Non-interest income increased by $129,000 and was $1.4 million at September 30, 2011 compared to $1.3 million at September 30, 2010.  The largest component of noninterest income for the three-month period ended September 30, 2011 was revenue related to mortgage loan activities at $475,000 compared to $477,000 for the prior period.  Despite the low level of mortgage loan rates during the first half of 2011, residential real estate valuations and borrower credit challenges limited the volume of purchase money and refinance opportunities.  The pace of mortgage related activity did increase during the third quarter of 2011 as mortgage rates hit historic lows.  Total service charges and other deposit related revenue was $470,000 for the current quarter compared to $464,000 for the prior year three-month period.  The increase was primarily the net result of a $29,000 increase in ATM network and debit card commissions and was partially offset by a $21,000 decline in NSF processing fees.    During the current quarter we realized a gain on the sale of a nonmarketable equity security of $179,000, gains on the sale of available for sale investment securities of $57,000 and recorded an impairment write-down of $48,000 on a marketable equity security.  There were no such securities transactions for the third quarter of 2010.  Other miscellaneous noninterest revenue declined by $68,000 in the current quarter compared to the prior year period due primarily to a $41,000 fair value loss on an interest rate swap which no longer qualifies for hedge accounting.

Non-Interest Expenses.  For the current three-month period, non-interest expenses increased by $117,000 or 2% from $6.6 million to less than $6.8 million.  The largest component of noninterest expenses for both comparative three-month periods is personnel expenses which declined by $83,000 from $3.2 million to $3.1 million.  Occupancy expense is $967,000 for the current period compared to $998,000 reflecting a $31,000 decline.  Loan related expenses include fees associated with foreclosed assets including impairment write-downs, net losses on the disposal and acquisition and servicing costs.  Total loan related expenses for the current period were $669,000, which included $307,000 of impairment write-downs less $17,000 in net gains on disposal and $349,000 of acquisition and servicing costs, compared to $489,000, which included $42,000 in impairment write-downs, $39,000 in net loss on disposal and $447,000 in acquisition and servicing costs.  Although our ongoing acquisition and servicing costs declined over the comparative periods, real estate valuations continue to decline requiring valuation adjustments on those properties that are not disposed of quickly.  Total professional fees were $646,000 during the three-months ended September 30, 2011 compared to $480,000 for the prior year period.  The $166,000 increase is primarily attributed to a $136,000 insurance expense related to the recapitalization transaction with Piedmont.  Data processing expenses increased by $59,000 from $388,000 to $447,000 due primarily to increases in account processing, internet banking and computer hosting expenses.  FDIC insurance premiums declined by $137,000 due to changes in the method of assessment.

Provision for Income Taxes.  The Company did not record any income tax impact for the three-month period ended September 30, 2011 compared to a benefit of $1.6 million for the prior year period.  Based on our evaluation of the Company’s deferred tax asset, as described in detail below, the Company determined that no income tax benefit associated with the pre-tax loss for the current period should be recorded and the valuation allowance should be increased.

Deferred tax assets are recognized for temporary deductible differences, operating loss and tax credit carry forwards.  A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  Evaluating the need for and amount of a valuation allowance requires judgment and analysis of the positive and negative evidence.  Included in our analysis and receiving significant weight, is the 3-year cumulative loss test.  The cumulative loss test calculates the cumulative pre-tax income (loss) over the preceding twelve quarter period.  If the Company is in a cumulative loss position, management performs an evaluation of the positive and negative evidence to determine whether a valuation allowance is necessary.  As of September 30, 2011, the Company did not pass the cumulative loss test by $30.3 million.  Management has evaluated, among other factors, historical pre-tax earnings, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses in evaluating the need for a valuation allowance.

As of September 30, 2011, prior to consideration of any valuation allowance, our recorded net deferred tax asset was $11.7 million compared to $9.8 million at December 31, 2010.  At December 31, 2010, management concluded that a portion of the net deferred tax asset may not be fully realizable and established a valuation analysis in the amount of $2.1 million.  During the first three quarters of 2011, the valuation allowance has increased by $5.5 million bringing the total valuation allowance at September 30, 2011 to $7.6 million.  The Company will continue to monitor deferred tax assets closely to evaluate the level and/or need for a valuation allowance. Significant negative trends in credit quality, losses from operations, or significant deviations from forecasted future financial results could impact our ability to fully realize the deferred tax asset in the future, and results of operations may be adversely affected by further increases in the related valuation allowance.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

Net Income (Loss). Net loss for the nine-month period ended September 30, 2011, before adjusting for the effective dividend on preferred stock, was ($13,496,000) compared to a net loss of ($5,351,000) for the prior year nine-month period ended September 30, 2010. After adjusting for $1,306,000 and $1,264,000 in dividends and discount accretion on preferred stock for the two respective periods, net loss attributable to common shareholders for the current nine-month period was ($14,802,000) or ($1.54) per share compared with a net loss attributable to common shareholders of ($6,615,000) or ($0.69) per share for the prior year period.  Annualized return on average assets was (1.91%) compared to (0.72%) for the prior period.  Earnings in the current nine-month period were impacted by a reduction in net interest income, increased non-interest expenses and the inability to record an income tax benefit. Return on average equity for the current period was (24.59%) compared to (8.00%) for the prior period.

Net Interest Income.  Net interest income decreased by 12% or $2.7 million from $21.8 million for the prior year nine-month period to $19.1 million for the current period ended September 30, 2011.  The decrease was attributable to a larger decline in interest income from reduced earning asset volume and yield than the decline in interest expense resulting from lower interest-bearing liabilities and improved cost of funds.  The lower net interest income levels combined with a lower percentage of average interest-earning assets to average interest-bearing liabilities ratio resulted in a decrease in the tax equivalent net interest margin.

Total interest income decreased by 17% or $6.5 million to $32.5 million for the current nine-month period compared to almost $39.1 million for the prior year period.  The decline was comprised of a $3.3 million decrease due to lower levels of average earning assets and a $3.2 million decrease due to lower yields.  Total interest expense for the current period declined by 22% or $3.9 million to $13.4 million from $17.3 million.  The decline in total interest expense was comprised of a $2.3 million decline due to the lower cost of funding and a $1.5 million decline due to the lower volume of interest-bearing liabilities.

Total average earning assets decreased $46.6 million or 5% from an average of $938.9 million to an average of $892.3 million for the current nine-month period. The composition of the net decrease was as follows: the average balance of loans outstanding decreased by 12% or $84.7 million from $730.6 million to $645.9 million, the average balance of federal funds sold and other interest-earning assets increased by $30.5 million from $13.2 million to $43.7 million and the average balance of the investment securities portfolio increased by $7.5 million from $195.1 million to $202.6 million.  The average of gross loans outstanding has declined due to the Company’s efforts to reduce its concentration exposure to construction, land acquisition and development lending, loan charge-offs and soft loan demand.

Average interest-bearing liabilities decreased by $37.8 million or 4% from $842.3 million for the nine-month period ended September 30, 2010 to $804.5 million for the period ended September 30, 2011.  Total interest-bearing deposits decreased by $9.2 million from $655.6 million to $646.4 million.  Within the total interest-bearing deposit category, there was a significant shift in mix as average time deposits declined by $43.8 million while interest-bearing NOW accounts increased by $33.8 million.  The shift in mix reflects the Company’s desire to reduce our reliance on brokered time deposits in favor of customer core deposits.  Average total borrowings decreased by $28.7 million or 15% from $186.7 million to $158.0 million.  The decrease in borrowings came primarily in short-term category.

The tax equivalent net interest margin for the nine-month period ended September 30, 2011 was 2.98% compared to 3.23% for the prior year period.  The average yield on earning assets for the current nine-month period is 4.99%, reflecting a 69 basis point decline from 5.68% for the prior year period. The average cost of interest-bearing funds decreased by 51 basis points to 2.23% from 2.74%.  The interest rate spread between the average yield on earning assets and the cost of interest-bearing funds, declined by 18 basis points from 2.94% to 2.76%.  The percentage of interest earning assets to average interest-bearing liabilities decreased from 111.47% for the prior year period to 110.91% for the nine months ended September 30, 2011.  A decrease in the ratio of average earning assets to average interest-bearing liabilities indicates increased dependency on interest-bearing forms of funding and otherwise has a negative impact on the margin.  Management estimates the foregone interest income from nonaccrual loans, which includes both the reversal of previously accrued interest income and the loss of current income from daily accruals, to be $2.4 million for the current period.  Adjusting for the level of foregone interest income due to credit quality deterioration, the tax equivalent net interest margin would have been approximately 3.34% for the nine-month period ended September 30, 2011.

Provision for Loan Losses. The Company’s provision for loan losses for the nine-month period ended September 30, 2011 was $14.5 million compared to $15.1 million for the same period in 2010.  Provision for loan losses is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Allowance for Loan Losses.”  The decrease in the loan loss provision is due in part to a reduced level of new loans being made and provided for, despite the continued credit quality issues.

Non-Interest Income. Non-interest income increased by $113,000 and was $3.6 million for the nine-month periods ended September 30, 2011 compared to $3.5 million for the prior year.  The largest component of noninterest income is service charges and other deposit related fees which increased by $4,000 and were $1.4 million for both comparative periods.  The two categories of service charges experiencing that greatest changes were NSF processing fees, which declined by $116,000, and ATM network and debit card commissions, which increased by $111,000.  Revenue from mortgage loan activities declined by $74,000 from $974,000 for the prior year period to $900,000 for the current nine-month period.  Mortgage loan origination and refinance activity was brisk during the first three quarters of 2010 largely due to the government sponsored first-time homeowner program.  Mortgage loan opportunities were scarce during the first six months of 2011, but increased significantly during the third quarter.  For the nine-month period ended September 30, 2011, we realized gains on the sale of available for sale investment securities of $347,000, a gain on the sale of a nonmarketable equity security of $179,000 and recorded impairment write-downs of $48,000 and $179,000 on available for sale and non-marketable equity investments, respectively.  There were no such securities transactions for the third quarter of 2010.  Other noninterest income declined by $107,000 primarily due to a decrease of $76,000 in small loan origination and modification fees, a $41,000 fair value loss on an interest rate swap and partially offset by a $32,000 increase in brokerage referral fees.

Non-Interest Expenses. Non-interest expenses increased by 9% or $1.7 million to $21.7 million for the nine-month period ended September 30, 2011 compared to $20.0 million for the prior year period. The six largest components of non-interest expense are personnel, occupancy, loan related, professional fees, data processing and FDIC deposit insurance. Personnel expenses are $9.6 million compared to $9.4 million for the prior period and reflect the hiring of additional employees primarily in the credit administration and cash management areas.  Occupancy expenses increased by $10,000 and were approximately $2.9 million for both nine-month periods.  Loan related expenses are $2.8 million for the current nine-month period and were primarily related to foreclosed assets including $1.5 million in impairment write-downs, $1.1 million in acquisition and servicing costs and $145,000 in net losses on disposition.  For the nine-months ended September 30, 2010, loan related expenses are $2.2 million and included $1.2 million in acquisition and servicing costs, $943,000 in impairment write-downs and $6,000 in net losses on disposition.  Total professional fees are $2.0 million for the current period compared to $$881,000 a year ago.  Approximately $719,000 of professional fees incurred during 2011 relate to the Company’s recapitalization transaction with Piedmont.  For the nine-month period ended September 30, 2011, data processing expenses are $1.3 million and FDIC deposit insurance premiums are $1.1 million and have increased by $149,000 and $104,000, respectively over the prior year period.

Provision for Income Taxes. The Company did not record any income tax impact for the nine-month period ended September 30, 2011 compared to a benefit of $4.5 million for the prior year period.  Based on our evaluation of the Company’s deferred tax asset, as described in detail previously, the Company determined that no income tax benefit associated with the pre-tax loss for the current period should be recorded and the valuation allowance should be increased.

NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company's assets and liabilities for the three and nine-month periods ended September 30, 2011 and 2010. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance.  For purposes of the analysis, Federal Home Loan Bank stock is included in Investment Securities totals and non-accruing loans are included in the Loan Portfolio.

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

	For the Three Months Ended September 30,
	2011				2010
	Average		Average		Average		Average
	Balance	Interest	Yield/Cost		Balance	Interest	Yield/Cost
Interest-earnings assets
Loan portfolio	$626,279	$9,030	5.72%		$704,177	$10,420	5.87%
Investment securities	212,968	1,837	3.86	% *	191,714	1,844	4.45	% *
Fed funds and other interest-earning assets	32,242	18	0.22%		19,278	13	0.27%
Total interest-earning assets	871,489	10,885	5.05%		915,169	12,277	5.45%
Noninterest-earning assets	53,037				61,465
Total Assets	$924,526				$976,634

Interest-bearing liabilities
Interest-bearing NOW	$144,255	495	1.36%		$130,712	845	2.56%
Money market and savings	131,112	223	0.67%		130,824	351	1.06%
Time deposits	347,256	2,001	2.29%		394,895	2,784	2.80%
Short-term borrowings	5,000	22	1.72%		12,174	58	1.89%
Long-term debt	152,748	1,387	3.55%		155,313	1,428	3.65%
Total interest-bearing liabilities	780,371	4,128	2.10%		823,918	5,466	2.63%
Non-interest bearing deposits	70,190				60,301
Other liabilities	4,708				4,334
Total Liabilities	855,269				888,553
Stockholders' Equity	69,257				88,081
Total Liabilities & Stockholders' Equity	$924,526				$976,634

Net interest income		$6,757				$6,811
Interest rate spread			2.95%				2.82%
Net interest-margin			3.17	% *			3.08	% *
Percentage of average interest-earning assets to average interest-bearing liabilities			111.68%				111.08%

* Shown as a tax-adjusted yield

Average Balances, Interest and Average Yields/Cost
(Dollars in Thousands)

	For the Nine Months Ended September 30,
	2011				2010
	Average		Average		Average		Average
	Balance	Interest	Yield/Cost		Balance	Interest	Yield/Cost
Interest-earnings assets
Loan portfolio	$645,915	$27,130	5.62%		$730,611	$33,400	6.11%
Investment securities	202,621	5,325	3.99	% *	195,132	5,637	4.43	% *
Fed funds and other interest-earning assets	43,717	75	0.23%		13,161	26	0.26%
Total interest-earning assets	892,253	32,530	4.99%		938,904	39,063	5.68%
Noninterest-earning assets	54,289				54,603
Total Assets	$946,542				$993,507

Interest-bearing liabilities
Interest-bearing NOW	$148,855	1,940	1.74%		$115,043	2,270	2.64%
Money market and savings	132,339	807	0.82%		131,475	1,151	1.17%
Time deposits	365,254	6,452	2.36%		409,091	9,137	2.99%
Short-term borrowings	4,549	58	1.68%		35,411	388	1.44%
Long-term debt	153,481	4,135	3.55%		151,279	4,307	3.75%
Total interest-bearing liabilities	804,478	13,392	2.23%		842,299	17,253	2.74%
Non-interest bearing deposits	64,141				57,717
Other liabilities	4,536				4,010
Total Liabilities	873,155				904,026
Stockholders' Equity	73,387				89,481
Total Liabilities & Stockholders' Equity	$946,542				$993,507

Net interest income		$19,138				$21,810
Interest rate spread			2.76%				2.94%
Net interest-margin			2.98	% *			3.23%

Percentage of average interest-earning assets to average interest-bearing liabilities			110.91%				111.47%

* Shown as a tax-adjusted yield

VOLUME/RATE VARIANCE ANALYSIS

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three and nine-month periods ended September 30, 2011 and 2010.  The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns).  The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

Rate/Volume Analysis
	Three Months Ended September 30,
	2011 vs. 2010
	(in Thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	(1,138)	(252)	(1,390)
Investment Securities	259	(266)	(7)
Fed funds and other interest-earning assets	9	(4)	5
Total interest-earning assets	(870)	(522)	(1,392)

Interest Expense
Interest-bearing NOW	67	(417)	(350)
Money market and savings	1	(129)	(128)
Time deposits	(306)	(477)	(783)
Short-term borrowings	(32)	(4)	(36)
Long-term debt	(14)	(27)	(41)
Total interest-bearing liabilities	(284)	(1,054)	(1,338)

Net interest income	(586)	532	(54)

Rate/Volume Analysis
	Nine Months Ended September 30,
	2011 vs. 2010
	(in thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest Income
Loan portfolio	(3,330)	(2,940)	(6,270)
Investment Securities	(7)	(305)	(312)
Fed funds and other interest-earning assets	35	14	49
Total interest-earning assets	(3,302)	(3,231)	(6,533)

Interest Expense
Interest-bearing NOW	78	(408)	(330)
Money market and savings	(112)	(232)	(344)
Time deposits	(1,186)	(1,499)	(2,685)
Short-term borrowings	(231)	(99)	(330)
Long-term debt	(37)	(135)	(172)
Total interest-bearing liabilities	(1,488)	(2,373)	(3,861)

Net interest income	(1,814)	(858)	(2,672)

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

	At September 30,		At December 31,
	2011	2010	2010	2009
	(Dollars in thousands)
Nonaccrual loans
Construction and A&D	$23,542	$18,680	$16,835	$6,692
Commercial real estate	11,029	7,990	7,633	4,655
Residential mortgage	5,772	2,812	4,166	2,758
Home equity lines and loans	1,458	893	1,314	1,314
Commercial and industrial	1,313	272	616	2,706
Consumer	1	12	5	9
Total nonaccrual loans	$43,115	$30,662	$30,569	$18,134

Accruing loans past due 90 days or more	-	-	-	381

Total nonperforming loans	43,115	30,662	30,569	18,515

Real estate owned	12,388	13,255	13,574	6,306
Repossessed assets	1,255	1,950	1,950	-

Total nonperforming assets	$56,758	$45,867	$46,093	$24,821

Restructured loans in accrual status not in categories listed above	$7,408	$5,628	$8,601	$13,691

Allowance for loan losses	22,601	18,049	20,702	17,567

Nonperforming loans to period end loans held for investment	7.00%	4.42%	4.52%	2.39%

Allowance for loan losses to period end loans held for investment	3.67%	2.60%	3.06%	2.31%

Allowance for loan losses to nonperforming loans	52.42%	58.86%	67.72%	94.88%

Nonperforming loans to period end total assets	4.71%	3.15%	3.14%	1.79%

Nonperforming assets to period end total assets	6.20%	4.72%	4.74%	2.40%

The table below summarizes our nonperforming loan portfolio by region.  The Company considers our total footprint to be comprised of three primary regions:  the Triangle region which encompasses our Wake and Johnston county offices, the Sandhills region which encompasses our Lee and Moore county offices and the Wilmington region.

Nonperforming Loans by Region
	As of September 30, 2011
				Nonperforming
		% of Total		Loans to
	Loans	Loans	Nonperforming	Loans
	Outstanding	Outstanding	Loans	Outstanding
	(Dollars in thousands)
Triangle Region	$360,587	58.54%	$23,394	6.49%
Sandhills Region	95,974	15.58%	3,614	3.77%
Wilmington Region	159,419	25.88%	16,107	10.10%
Totals	$615,980	100.00%	$43,115	7.00%

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition.  We accrue interest on restructured loans at the restructured rates when we anticipate that no loss of original principal will occur. The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms. All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of September 30, 2011, the allowance for loan losses allocated to TDRs totaled $5.6 million.

The table below summarizes performing restructured loans, which are classified as impaired for purposes of the loan loss allowance calculation.

	At September 30,		At December 31,
	2011	2010	2010	2009
		(Dollars in thousands)
Performing restructured loans:
Construction and A&D	$1,124	$4,703	$4,896	$1,097
Commercial real estate	4,253	389	2,257	6,286
Residential mortgage	1,392	408	1,383	5,935
Home equity lines and loans	-	-	-	-
Commercial and industrial	639	148	64	372
Consumer	-	-	-	-
Total performing restructured loans	$7,408	$5,648	$8,600	$13,691

Potential problem loans are loans which are currently performing and are not included as nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms.  These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by our management in assessing the adequacy of our allowance for loan losses.  At September 30, 2011, we identified twenty loans totaling $5.2 million as potential problems loans.  Of the $5.2 million in potential problem loans, four loans totaling $2.3 million are concentrated in the commercial land acquisition and development sector, two loans totaling $1.6 million are collateralized by commercial real estate loans, ten loans totaling $767,000 are commercial and industrial, three loans totaling $275,000 are home equity lines or loans, one loan in the amount of $173,000 is a residential first trust mortgage and one loan for $23,000 is consumer.  At September 30, 2011, real estate collateral securing thirty-three loans have been foreclosed and are valued at $12.4 million and boat slips formerly securing one loan have been repossessed and are valued at $1.3 million.  Foreclosed property is recorded at fair value. Interest foregone on nonaccrual and charged-off loans for the nine-month period ended September 30, 2011 was $2.4 million.

At September 30, 2010, we identified seventeen loans totaling $13.0 million as potential problems loans.  Of the $13.0 million in potential problem loans, eight loans totaling $11.0 million are concentrated in the residential construction, land acquisition and development sectors and three loans totaling $1.1 million are commercial real estate. There were thirty-nine foreclosed properties valued at a total of $15.2 million and seventy nonaccrual loans totaling $30.7 million.  Foreclosed property is valued at fair value at the date of foreclosure or acquisition. Interest foregone on nonaccrual and charged-off loans for the nine-month period ended September 30, 2010 was $2.0 million.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through periodic charges to earnings in the form of a provision for loan losses.  Increases to the allowance for loan losses occur as a result of provisions charged to operations and recoveries of amounts previously charged-off, and decreases to the allowance occur when loans are charged-off.  Management evaluates the adequacy of our allowance for loan losses on a monthly basis.  The evaluation of the adequacy of the allowance for loan losses involves the consideration of loan growth or decline, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, adverse conditions that might affect a borrower’s ability to repay the loan, estimated value of underlying collateral, prevailing economic conditions and all other relevant factors derived from our history of operations.  Additionally, as an important component of their periodic examination process, regulatory agencies review our allowance for loan losses and may require additional provisions for estimated losses based on judgments that differ from those of management.

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

The allowance percentages to be applied to loans possessing risk grade 1 through 6 are determined by using the historical charge-off percentages and adding management’s qualitative factors.  For each individual loan type, we calculate the average historical charge-off percentage over a five year period.  The current year charge-offs are annualized and included as one of the five years under consideration.  To those averages, management adds qualitative factors which are more a reflection of current economic conditions and trends.  Those loans moving into risk grade 7 for reasons other than a TDR, which will continue to accrue interest, are not evaluated individually.  These loans are reserved for using an allowance percentage that represents the amount of historical charge-offs on loans moving into risk grade 7 or higher.  For risk grade 6 loans that are either unsecured or secured by a General Security Agreement on business assets, we reserve 25% of the outstanding balance.  If that loan migrates to a risk grade 7, we reserve 50% of the outstanding loan balance.

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

The provision for the nine-month period ended September 30, 2011 was $4.5 million compared to $3.0 million for the linked quarter ended June 30, 2011 and $4.9 million for the comparative quarter ended September 30, 2010.  The increase in the provision between the linked quarters is due primarily to credit quality deterioration during the third quarter of 2011.  The volume of impaired loans increased by $4.4 million during the quarter and the combination of the initial impairment evaluation on these loans plus the re-evaluation of impairment on existing loans accounted for the increase.  The portion of the reserve attributable to historical charge-offs declined when compared to prior periods.  There are two primary drivers of the decline.

As previously mentioned, net charge-offs, by type, for the current year are annualized and the current year is factored into the five year analysis.  Overall, the level of net charge-offs during the third quarter was less than previous 2011 quarters and therefore the annualized current year charge-offs were reduced.  Within certain loan types the impact can be more significant.  For instance, during the first quarter of 2011, net charge-offs for construction and acquisition and development loans were over $3.4 million which annualized to $13.8 million.  However, actual net charge-offs through September 30, 2011 were $7.5 million, reducing the annualized projection to $10.0 million.  As the volume of net charge-offs, in the overall portfolio and in individual loan types decrease, the impact on allowance percentages decrease.

The second reason for changes in the provision, which applies to changes for both the linked and comparative quarters, but is more evident in the comparative instance is that the total loan portfolio is declining each quarter.  Since the non-impaired segment of the portfolio is declining, even increases in the actual allowance percentages can be overshadowed by the need for less reserves due to drop in volume.  As the relative percentage of the total portfolio that is impaired increases, a larger portion of the allowance for loan losses is due to specific loan evaluation.

For the nine-month period ended September 30, 2011, net loan charge-offs were $12.6 million compared with $14.7 million for the prior year nine-month period and non-accrual loans were $43.1 million and $30.7 million at September 30, 2011 and 2010, respectively.  The allowance for loan losses at September 30, 2011 was $22.6 million, which represents 3.67% of total loans held for investment compared to $18.0 million or 2.60% as of September 30, 2010.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated:

Allocation of Allowance for Loan Losses
	At September 30,		At December 31,
	2011		2010
		% of Total		% of Total
	Amount	Loans(1)	Amount	Loans(1)
		(Dollars in thousands)
Residential real estate loans	$2,091	11.91%	$1,360	12.05%
Home equity loans and lines	2,409	8.43%	1,453	8.43%
Commercial real estate loans	7,686	53.47%	5,345	51.06%
Construction loans	7,736	18.39%	9,775	20.79%
Commercial and industrial loans	2,581	7.20%	2,689	7.10%
Loans to individuals	98	0.60%	80	0.57%
Total allowance	$22,601	100.00%	$20,702	100.00%

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table presents information regarding changes in the allowance for loan losses for the periods indicated:

Changes in Allowance for Loan Losses
	For the Nine-Month Period Ended September 30,
	2011	2010
	(Dollars in thousands)

Balance at the beginning of the year	$20,702	$17,567
Charge-offs:
Commercial and industrial loans	1,556	1,769
Commercial real estate loans	2,394	3,841
Construction, acquisition and development	7,965	3,895
Residential mortgage loans	520	3,549
Home equity lines and loans	794	1,992
Consumer loans	29	56

Total charge-offs	13,258	15,102

Recoveries
Commercial and industrial loans	83	192
Commercial real estate	37	39
Construction, acquisition and development	447	108
Residential mortgage loans	45	10
Home equity lines and loans	32	94
Consumer loans	2	2

Total recoveries	646	445

Net charge-offs	12,612	14,657

Provision for loan losses	14,511	15,139

Balance at the end of the period	$22,601	$18,049

Total loans held for investment outstanding at period-end	$615,980	$694,450

Average loans held for investment outstanding for the period	$645,915	$730,611

Allowance for loan losses to total loans outstanding	3.67%	2.60%

Annualized ratio of net charge-offs to average loans held for investment outstanding	2.61%	2.68%

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

As of September 30, 2011, liquid assets (cash and due from banks, interest-earning deposits with banks, fed funds sold, investment securities available for sale and loans held for sale) were approximately $248.1 million, which represents 27% of total assets and 36% of total deposits. Supplementing this liquidity, the Company has available lines of credit from various correspondent banks of approximately $294.5 million of which $142.0 million is outstanding.  At September 30, 2011, the Company had outstanding commitments for undisbursed lines of credit and letters of credit amounted to approximately $112.9 million and a $363,000 commitment for further investment in a Small Business Investment Corporation.  Management intends to fund anticipated loan closings and operational needs through cash and cash equivalents on hand, brokered deposits, scheduled principal repayments from the loan and securities portfolios, and anticipated increases in deposits and borrowings.  Certificates of deposit represented 49% and 52% of the Company’s total deposits at September 30, 2011 and December 31, 2010, respectively. The Company’s growth strategy will include marketing efforts focused at increasing the relative volume of transaction deposit accounts; however, time deposits will continue to play an important role in the Company’s funding strategy. Certificates of deposit of $100,000 or more represented 37% and 42% of the Company’s total deposits at September 30, 2011 and December 31, 2010, respectively.  While these deposits are generally considered rate sensitive and the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Under federal capital regulations, Crescent Financial Corporation must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. At September 30, 2011, the Company’s equity to asset ratio is 7.31%.  The Company’s ratios of Tier 1 leverage, Tier 1 capital to risk-weighted assets and total capital to risk-based assets are 7.24%, 9.37% and 11.69%, respectively.  The Bank is currently operating under additional capital requirements which call for the maintenance of a Tier 1 leverage ratio and total risk-based capital ratio of 8.00% and 11.00%, respectively.  At September 30, 2011, the Tier 1 leverage ratio was 7.11% and the total risk-based capital ratio was 11.42%.  The ratios are anticipated to increase to levels exceeding these requirements upon the closing of the proposed recapitalization transaction with Piedmont during the fourth quarter of 2011.

On February 23, 2011, the Company, the Bank and Piedmont Community Bank Holdings, Inc. (“Piedmont”), entered into a definitive agreement pursuant to which Piedmont will invest $75 million in the Company in exchange for Company common stock priced at $4.00 per share. As a result of the investment, Piedmont will own approximately 66 percent of outstanding Company shares.

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

The board of directors of Crescent Financial Corporation will be restructured to include eight designees of Piedmont, including Mr. Abram and Mr. Custer, as well as four continuing Company directors, including Messrs. Jon A. Rufty, James A. Lucas Jr., Charles A. Paul III and Brent D. Barringer. These four existing Company directors will also be appointed to the board of directors of Piedmont.

Completion of the transaction is conditioned upon, among other things, the approval of the shareholders of Crescent Financial Corporation, as well as the North Carolina Commissioner of Banks and the Federal Reserve. Regulatory approval for the investment transaction and reincorporation was obtained on October 21, 2011 and the shareholders of Crescent have approved the transactions at a special meeting of shareholders held on June 7, 2011. The Company currently anticipates that the transaction will be consummated in November 2011.

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

Item 4. Controls and Procedures

Crescent Financial Corporation’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2011, to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Company’s internal controls during the quarter ended September 30, 2011 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.
None that are material.

Item 1a.	Risk Factors.
Disclosure not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.

The Company deferred payment of the February, May and August, 2011 quarterly cash dividends of $311,250, $315,141 and $319,121, respectively, on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  Under the terms of the TARP Preferred Stock, the Company is required to pay quarterly dividends at a rate of 5% per year for the first five years following the Treasury investment, after which the dividend rate automatically increases to 9% per year. The Company is required to pay quarterly dividends at the rate of 5% per year on any deferred payments.  The Company may defer dividend payments for up to six consecutive quarters without default or penalty.  The May and August, 2011 deferred payments include $3,891 and $7,871, respectively, in additional dividend related to the deferred payments from February and May.

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

101
Interactive data files providing financial information from the Registrant’sQuarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, in XBRL (eXtensible Business Reporting Language)*

* Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT FINANCIAL CORPORATION

Date: November 14, 2011	By:	/s/ Michael G. Carlton
Michael G. Carlton
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Bruce W. Elder
Bruce W. Elder
Principal Financial Officer

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, in XBRL (eXtensible Business Reporting Language)*

*Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.