Form 10-K
period 2011-12-31
Crescent Financial Bancshares, Inc.
filed 2012-03-30
CIK 1143921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

COMMISSION FILE NUMBER 000-32951

CRESCENT FINANCIAL BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2915089
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3600 Glenwood Avenue, Suite 300, Raleigh, North Carolina 27612

(Address of Principal Executive Offices)

(Zip Code)

Registrant’s Telephone number, including area code: (919) 659-9000

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $28,249,325.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date: 28,385,308 shares of Common Stock outstanding as of March 26, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement to be filed pursuant to Regulation of 14A under the Securities Act of 1934, as amended, for the Company’s Combined Annual Meeting of Stockholders are incorporated into Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this Annual Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or the future financial performance of Crescent Financial Bancshares, Inc. (the “Company”) or its wholly-owned subsidiary, Crescent State Bank (the “Bank”), and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses;

•	changes in political and economic conditions, including the political and economic effects of the current economic downturn and other major developments, including the ongoing war on terrorism, continued tensions in the Middle East, and the ongoing economic challenges facing the European Union;

•	changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including, without limitation, reduced rates of business formation and growth, commercial and residential real estate development, and real estate prices;

•	the Company’s ability to comply with any requirements imposed on it or the Bank by their respective regulators, and the potential negative consequences that may result;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, which could affect availability, market liquidity levels, and pricing;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the Company’s participation or lack of participation in governmental programs implemented under the Emergency Economic Stabilization Act (the “EESA”) and the American Recovery and Reinvestment Act (the “ARRA”), including, without limitation, the Capital Purchase Program (“CPP”) administered under the Troubled Asset Relief Program (“TARP”), and the Temporary Liquidity Guarantee Program (the “TLGP”) and the impact of such programs and related regulations on the Company and on international, national, and local economic and financial markets and conditions;

•	the Company’s lack of participation in a “stress test” under the Federal Reserve’s Supervisory Capital Assessment Program; the diagnostic and stress testing we conducted differs from that administered under the Supervisory Capital Assessment Program, and the results of our test may be inaccurate;

•	the impact of the EESA and the ARRA and related rules and regulations on the business operations and competitiveness of the Company and other participating American financial institutions;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet; and

•	the effect of any mergers, acquisitions or other transactions, to which we or our subsidiary may from time to time be a party, including, without limitation, our ability to successfully integrate any businesses that we acquire.

Many of these risks are beyond our ability to control or predict, and you are cautioned not to put undue reliance on such forward-looking statements. The Company does not intend to update or reissue any forward-looking statements contained in this Annual Report on Form 10-K as a result of new information or other circumstances that may become known to the Company.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements.

For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report beginning on page 25.

Part I

Item 1 – Business

General

Crescent Financial Bancshares, Inc. (referred to as the “Company” or by the use of “we,” “our” or “us”), is a holding company incorporated under the laws of Delaware on March 28, 2011 and is a successor company to Crescent Financial Corporation (“CFC”) through a reincorporation of CFC which occurred on November 15, 2011. In the reincorporation, all shares of CFC’s outstanding common stock, $1.00 par value, were converted to shares of the Company’s common stock, $0.001 par value. CFC was a bank holding company incorporated under the laws of North Carolina on June 29, 2001. The Company operates for the primary purpose of serving as the holding company for Crescent State Bank (“CSB” or the “Bank”). The Company’s headquarters are located at 3600 Glenwood Avenue, Suite 300, Raleigh, North Carolina 27612.

CSB was incorporated on December 22, 1998 as a North Carolina-chartered commercial bank and opened for business on December 31, 1998. CSB operates fifteen (15) full service branch offices in the communities of Cary (2), Apex, Clayton, Holly Springs, Pinehurst, Raleigh (3), Southern Pines, Sanford, Garner, Wilmington (2) and Knightdale, North Carolina. Additional information about the Bank’s branches is included below in Item 2 – Properties.

CSB is a community bank focused on being the bank of choice for businesses, business owners, and professionals in the markets we serve. We are accomplishing this by creating mutually beneficial and robust relationships with our customers and positively impacting our communities. In addition to offering standard banking products and services, we build relationships with our customers by understanding their personal and business challenges and goals, and providing tangible solutions. We offer a broad range of banking services, including checking and savings accounts, individual retirement accounts (“IRA’s”), certificates of deposit (“CD’s”), commercial, consumer and personal loans, mortgage banking services and other associated financial services. These banking services are offered through our branch network and certain services are offered through our online banking platform.

Investment Transaction with Piedmont Community Bank Holdings, Inc.

On November 18, 2011, the Company completed the issuance and sale to Piedmont Community Bank Holdings, Inc. (“Piedmont”) of 18,750,000 shares of common stock for $75.0 million in cash (the “Piedmont Investment”). As part of its investment, Piedmont also made a tender offer to the Company's stockholders commencing on November 8, 2011 to purchase up to 67% (or 6,442,105 shares) of our outstanding common stock at a price of $4.75 per share (“Tender Offer”).  Pursuant to the Tender Offer, Piedmont purchased 6,128,423 shares of the Company’s common stock for approximately $29.1 million. As a result of the Piedmont Investment and the Tender Offer, Piedmont owns approximately 88% of our outstanding common stock.

Upon closing of the Piedmont Investment, Adam Abram, Chairman of Piedmont, was named Chairman of Crescent Financial Bancshares, Inc., and Scott Custer, President and Chief Executive Officer of Piedmont, became Chief Executive Officer of Crescent Financial Bancshares, Inc. In addition, the Board of Directors of Crescent Financial Bancshares, Inc. has been reconstituted to include eight designees of Piedmont, including Mr. Abram and Mr. Custer, as well as four continuing Company directors, including Messrs. Brent D. Barringer, James A. Lucas Jr., Charles A. Paul III and Jon S. Rufty. These four existing Company directors were also appointed to the Board of Directors of Piedmont.

The Company’s financial condition and results of operations for 2011 were significantly impacted by the controlling investment in the Company by Piedmont. Because of the level of Piedmont’s ownership and control following the controlling investment and the Tender Offer, the Company has applied push-down accounting. Accordingly, the Company’s assets and liabilities were adjusted to estimated fair value at the acquisition date, and the allowance for loan losses was eliminated. The Company is currently within the one-year measurement period with respect to the acquisition date, and thus, future material adjustments to these purchase accounting fair value adjustments are possible. Balances and activity in the Company’s Consolidated Financial Statements, and financial information for periods prior to the Piedmont Investment have been labeled with “Predecessor Company,” while balances and activity subsequent to the Piedmont Investment have been labeled with “Successor Company.”

Lending Activities

We provide a wide range of business and consumer loans in the markets we serve. Our goal is to have a well-diversified and balanced loan portfolio focusing on commercial and industrial, consumer and commercial real estate loans. In order to manage our loan portfolio risk, we establish concentration limits by borrower, product type, maturity, loan structure, industry and geography. The majority of our business loans are secured by business assets and real estate. Consumer loans are primarily secured with personal assets and real estate. Underwriting is primarily focused on the underlying cash flow of the business or consumer and secondarily on the assets securing the loans.

Our loan policies and procedures establish the basic guidelines governing our lending operations. The guidelines address the types of loans that we seek, target markets, underwriting, collateral requirements, terms, interest rate, yield considerations and compliance with laws and regulations. The loan policies are reviewed and approved annually by the Board of Directors of the Bank.

The summary below provides an overview of the types of loans we currently provide. Because of the change in control transaction with Piedmont which occurred in November 2011, the acquired loan portfolio does not necessarily reflect the Bank’s current focus and lending strategy as it was modified following the Piedmont Investment. Acquired loan amounts were adjusted to estimated fair value in purchase accounting and are being serviced and managed according to the specific circumstances of each loan and borrower relationship.

Commercial and Industrial Loans. Commercial and industrial loans are a focus of the Bank. These loans are typically for working capital, equipment, and business expansion. Commercial loans are generally secured by accounts receivable, inventory, equipment and owner occupied real estate. With few exceptions, we require personal guarantees of the principal business owners. Commercial loans are generally originated with one to seven year maturities for working capital and equipment loans and five to seven year maturities with 15-25 year amortizations for owner occupied real estate.

Commercial Mortgage Loans. Commercial mortgage loans for stabilized properties are a focus of the Bank. These loans are secured principally by leased apartments, retail centers, and commercial office buildings, acquired by the borrower for both investment and owner occupied purposes. Our focus is on lending for stabilized, income producing properties and not on speculative projects. We generally require the personal guaranty of the principal business owners on all such loans. The real estate collateral is a secondary source of repayment. Commercial mortgage loans are generally originated with three-to-seven year maturities with up to 25-year amortizations.

Construction Loans. Commercial construction loans for owner occupied buildings, projects that are pre-sold or pre-leased are a focus of the Bank. These loans are generally originated with one to five year maturities and may have an amortization feature that could extend up to 25 years. Lending for speculative construction, land and lot development is not a focus. Our focus on one-to-four family residential construction loans is to borrowers who are the homeowners or to a builder where the home is pre-sold to the home owner and where the loan is repaid when the homeowner closes into the permanent mortgage market. These loans are generally originated with maturities up to 18 months in length. Construction loans to builders for speculative residential homes are not a focus. Any loans made in this product would be to local, well-established, well-capitalized builders. We lend to builders in our market who have demonstrated a favorable record of performance and profitable operations.  Our loan policies require personal guarantees of the principal business owners.

Loans to Individuals, Home Equity Lines of Credit and Residential Real Estate Loans. Loans to individuals (or consumer loans) include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans. Residential real estate loans are made for purchasing and refinancing one to four family properties. We offer fixed and variable rate options but generally limit the maximum term to five to seven years for non-real estate secured loans.

Mortgage Loans. We provide customers access to long-term conventional real estate loans through our mortgage loan department. In 2010, the Company began originating mortgage loans for sale. The loans are closed by the Bank and are sold to national investors/servicers.

SBA Guaranteed Loans. We provide loans guaranteed by the Small Business Administration (“SBA”) for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years.

The following table summarizes our loan portfolio composition by category for the periods presented:

	Successor Company		Predecessor Company
	At December 31,		At December 31,
	2011		2010
		% of Total		% of Total
	Amount	Loans	Amount	Loans
(Dollars in thousands)

Real estate – commercial	$310,315	56.12%	$345,902	51.05%
Real estate – residential	67,004	12.12%	81,645	12.05%
Construction loans	83,930	15.18%	140,849	20.79%
Commercial and industrial loans	39,434	7.13%	48,144	7.11%
Home equity loans and lines of credit	48,940	8.85%	57,125	8.43%
Loans to individuals	3,300	0.60%	3,838	0.57%

Total loans	552,923	100.00%	677,503	100.00%
Less: Net deferred loan fees	(46)		(700)
Total loans, net	$552,877		$676,803

	Predecessor Company
	At December 31,
	2009		2008		2007
		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Real estate – commercial	$359,450	47.28%	$350,961	51.85%	$350,961	51.85%
Real estate – residential	96,731	12.73%	89,873	11.43%	18,257	2.70%
Construction loans	179,228	23.58%	242,771	30.87%	184,019	27.18%
Commercial and industrial loans	55,360	7.28%	81,000	10.30%	72,930	10.77%
Home equity loans and lines of credit	64,484	8.48%	63,772	8.11%	45,258	6.69%
Loans to individuals	4,966	0.65%	3,199	0.41%	5,489	0.81%

Total loans	760,219	100.00%	786,423	100.00%	676,914	100.00%
Less: Net deferred loan fees	(871)		(1,046)		(998)
Total loans, net	$759,348		$785,377		$675,916

The following table presents at December 31, 2011 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of such loans, by variable and fixed rates that mature after one year. For purposes of this presentation, all variable rate loans with an interest rate floor that is currently effective are considered fixed:

	Successor Company
	Within	1-5	After 5
	1 Year	Years	Years	Total
	(Dollars in thousands)

Real estate – commercial	$87,252	$185,533	$37,530	$310,315
Real estate – residential	18,451	30,880	17,673	67,004
Construction loans	54,089	29,647	194	83,930
Commercial and industrial	13,049	24,596	1,789	39,434
Home equity lines and loans	2,573	5,388	40,979	48,940
Loans to individuals	1,797	1,498	5	3,300

Total	$177,211	$277,542	$98,170	$552,923

Interest Rate Types:
Fixed rate loans				$219,097
Variable rate loans				156,615

Total maturing after 1 year				$375,712

Loan Approvals. Our loan policies and procedures establish the basic guidelines governing lending operations. Generally, the guidelines address the type of loans that we seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans and credit lines are subject to approval procedures and exposure limits. Bankers are assigned to work with specific credit administration officers, and any loans must be approved by the designated credit administration officer or the Chief Credit Officer prior to origination. Loans where the total borrower credit exposure exceeds $7.5 million must be approved by the Bank’s Board of Director’s Loan Committee (“DLC”). Our lending policies are reviewed and approved at least annually by the Board of Directors.

Loan Review. Responsibility for loan review resides with the Chief Credit Officer. To supplement our internal loan review resources, we have engaged an independent third-party loan review group, which together form our combined internal loan review function. The Bank’s combined internal loan review function reports to the Audit Committee of the Board of Directors, and the Audit Committee approves the annual loan review plan. Responsibility for loan underwriting, compliance and document monitoring reside with the credit administration department, the compliance department and loan operations department, respectively. On an annual basis, the Bank’s DLC determines and approves the Chief Credit Officer’s lending authority, who then delegates lending authorities to credit administration officers.

Credit Cards. We offer a credit card on an agency basis as an accommodation to our customers. We assume none of the underwriting risk.

Loan Participations. At times, we may purchase and sell loan participations to or from other banks within and outside our market area. All loan participations purchased are underwritten using our standard and customary underwriting criteria.

Commitments and Contingent Liabilities

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit. We apply the same credit standards to these commitments that we use in all of our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note P of the “Notes to Consolidated Financial Statements” for more information.

Asset Quality

We consider asset quality to be of primary importance. It is the responsibility of each banker and credit administration officer to assign an appropriate risk grade to every loan originated, reviewed and renewed. Loan review evaluates compliance with our underwriting standards and risk grading and provides a report detailing the conclusions of all internal and external reviews to our Board of Directors and senior management. The Bank’s loan policies require management to address any criticisms raised during the loan review and to take appropriate actions where warranted. The Bank also employs a special assets group which is responsible for maximizing the collection of amounts owed to the Bank related to problem assets. In addition to developing workout and repayment plans with borrowers, as appropriate, the special assets group takes appropriate legal action to file all claims and judgments to recover amounts owed the Bank.

Investment Activities

Our investment portfolio plays a major role in management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. We invest in securities as allowable under bank regulations. These securities include obligations of the U.S. Treasury, U.S. government agencies, U.S. government-sponsored entities, including mortgage-backed securities, bank eligible obligations of any state or political subdivision, privately-issued mortgage-backed securities, bank eligible corporate bonds, mutual funds and limited types of equity securities.

The securities portfolio generates some of our interest income and serves as a necessary source of liquidity. Debt and equity securities that will be held for indeterminate periods of time, including securities that we may sell in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. We carry these investments at market value, which we generally determine using published quotes or a pricing matrix obtained at the end of each month. Unrealized gains and losses are excluded from our earnings and are reported, net of applicable income tax, as a component of accumulated other comprehensive income in stockholders’ equity until realized.

Deposit Activities

Deposits are the primary source of funds for our lending and investing activities; therefore, deposit cost is the largest driver of our interest expense. We provide a range of deposit services to businesses and individuals, including non-interest bearing checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRA’s and CD’s. These accounts generally earn interest at rates we establish based on market factors and the anticipated amount and timing of funding needs. At times, we use brokered deposits to supplement our funding sources, but we are in the process of reducing our overall reliance on brokered deposits and other wholesale funding sources. We strive instead to establish customer relationships to attract core deposits. Therefore, the establishment or continuity of a core deposit relationship is a factor in making lending decisions. At December 31, 2011, brokered deposits represented approximately 17% of our total deposits compared to 25% at December 31, 2010.

The following table sets forth for the years indicated the average balances outstanding and average interest rates for each major category of deposits:

	Successor Company		Predecessor Company
	November 19, 2011		January 1, 2011
	through		through		For the Year Ended
	December 31,		November 18,		December 31,
	2011		2011		2010
			(Dollars in thousands)
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest bearing deposits	$83,687	-	$65,530	-	$58,889	-

Interest bearing demand deposits	147,061	1.03%	148,228	1.66%	121,589	2.52%
Money market deposits	65,887	0.96%	76,657	1.01%	68,445	1.32%
Savings deposits	48,642	0.30%	54,887	0.49%	63,608	0.94%
Time deposits over $100,000	236,809	0.93%	276,477	2.41%	312,778	3.00%
Time deposits under $100,000	84,507	0.72%	84,336	2.15%	88,560	2.52%

Total interest bearing deposits	582,906	0.88%	640,585	1.87%	654,980	2.47%

Total average deposits	$666,592	0.77%	$706,115	1.69%	$713,869	2.27%

	Predecessor Company
	For the Year Ended December 31,
	2009		2008		2007
	(Dollars in thousands)
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest bearing deposits	$62,247	-	$64,938	-	$70,660	-

Interest bearing demand deposits	60,556	1.74%	34,073	0.19%	33,453	0.97%
Money market deposits	75,444	1.48%	79,145	2.80%	58,214	3.48%
Savings deposits	59,441	1.22%	78,759	2.26%	105,107	4.29%
Time deposits over $100,000	376,260	3.81%	338,193	4.50%	254,533	5.11%
Time deposits under $100,000	73,584	3.60%	80,397	4.73%	70,710	5.03%

Total interest bearing deposits	645,285	3.08%	610,567	3.78%	522,017	4.49%

Total average deposits	$707,532	2.81%	$675,505	3.41%	$592,677	3.95%

The following table sets forth the amounts and maturities of time deposits with balances of $100,000 or more at December 31, 2011:

Remaining maturity:	(in thousands)
Three months or less	$17,954
Over three months through one year	77,520
Over one year through three years	87,783
Over three years through five years	42,816
Over five years	-
Total	$226,073

Borrowed Funds

As additional sources of funding, we have established borrowing arrangements with the Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) and other correspondent banks.

We use advances from the FHLB under a line of credit equal to 30% of CSB’s total assets. The maximum credit available totaled $274.5 million at December 31, 2011. Following the Piedmont Investment, we repaid all outstanding FHLB advances in an effort to de-leverage the balance sheet and reduce our dependence on wholesale funding. Therefore, we had no outstanding FHLB advances at December 31, 2011. Pursuant to collateral agreements with the FHLB, at December 31, 2011 investment securities available for sale with a fair value of approximately $9.0 million and loans with a carrying amount of $178.8 million were pledged against future advances. The lendable collateral value of pledged assets at December 31, 2011 was approximately $108.3 million.

We have also established a borrowing relationship at the Federal Reserve Bank’s discount window. At December 31, 2011, we had pledged as collateral $11.1 million of loans to the discount window. The pledged loans are construction loans, commercial and industrial loans and consumer loans. The Federal Reserve Bank has established lending margins on the various collateral types, and the loans we have pledged allow us to borrow between 60% and 65% of the collateral value. We had no outstanding discount window borrowings at December 31, 2011.

We may purchase federal funds through unsecured federal funds lines of credit aggregating $20.0 million. These lines are intended for short-term borrowing needs and are subject to restrictions limiting the frequency and terms of the advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. We had no federal funds purchased at December 31, 2011.

Junior Subordinated Debt

In August 2003, $8.0 million in trust preferred securities were issued through Crescent Financial Capital Trust I (the “Trust”). The Trust invested the total proceeds from the sale of its trust preferred securities (“TRUPs”) in junior subordinated deferrable interest debentures issued by us. We fully and unconditionally guarantee the TRUPs. Our obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness. These TRUPs qualify as Tier 1 capital for regulatory capital purposes, subject to certain limitations. The TRUPs mature on October 7, 2033 and are now redeemable, subject to approval by the Federal Reserve, on a quarterly basis.

The TRUPs pay cumulative cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 3.10%. The dividends paid to holders of the TRUPs, which are recorded as interest expense, are deductible for income tax purposes. The Company elected to defer interest payments on its junior subordinated debentures beginning with the payment due April 7, 2011. Under the terms of the indenture governing the junior subordinated debentures, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. The regularly scheduled interest payments will continue to accrue for payment in the future and be reported as expense on our consolidated financial statements. The Company plans to resume the payment of interest on the TRUPs as soon as possible.

In June 2009, the Company entered into a derivative financial instrument which swapped the variable rate payments for fixed payments. We entered into a three-year and four-year swap, each for one-half of the notional amount of the TRUPs for fixed rates of 5.49% and 5.97%, respectively. Due to the deferral of interest payments, the interest rate swaps associated with the TRUPs no longer qualify for cash flow hedge accounting and are therefore marked to fair value through the income statement. See Note I and O of the “Notes to Consolidated Financial Statements” for additional information.

Subordinated Debt

In September 2008, the Bank entered into an unsecured subordinated term loan agreement in the amount of $7.5 million. The agreement requires the Bank to make quarterly payments of interest at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 4.00%. The subordinated term loan qualifies as Tier 2 capital for regulatory capital purposes, subject to a phase out of the capital qualification five years prior to maturity.

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

In June 2009, the Bank entered into a derivative financial instrument which swapped the variable rate payments for fixed payments. We entered into a three year and four year swap, each for one-half of the notional amount of the subordinated debt for fixed rates of 6.39% and 6.87%, respectively. At the Piedmont Investment, we no longer designated these interest rate swaps as qualifying for hedge accounting and therefore mark them to fair value through the income statement. See Note I and O of the “Notes to Consolidated Financial Statements” for additional information.

Investment Services

CSB has entered into a revenue sharing agreement with Capital Investment Group, Raleigh, North Carolina, under which it receives revenue for securities and annuity sales generated by Capital Investment Group brokers. We offer this investment service under the name “Crescent Investment Services.”

Primary Market Area

CSB’s market area includes the four central North Carolina counties of Wake, Johnston, Lee and Moore Counties and the coastal county of New Hanover.

Wake County includes the state capital of Raleigh as well as the area known as Research Triangle Park, one of the nation’s leading technology centers. The Research Triangle area of North Carolina is home to several universities and institutions of higher learning, including the University of North Carolina at Chapel Hill, North Carolina State University and Duke University. Wake County has a diverse economy centered on state government, the academic community, the technology industry, the medical and pharmaceuticals sectors and the many small businesses that support these enterprises as well as the people that live and work in this area. With a 2010 population of 900,993, Wake County is the second most populous county in the state. Johnston County is the second largest county in CSB’s central North Carolina footprint with a population for 2010 of 168,878. Johnston County is one of the fastest growing counties in the state and is contiguous to the southeast of Wake County. Lee and Moore Counties are located to the south of Raleigh in the region referred to as the Sandhills area, which is home to the towns of Pinehurst, Sanford and Southern Pines. Moore County has a 2010 population of 88,247 and Lee County had a population of 57,866. The region’s economy benefits from an emphasis on the golf industry due to the many world class golf courses located in the vicinity and also from a growing retiree population drawn to the mild climate and recreational activities afforded by the Sandhills area.

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

Local economic conditions in the markets that the Bank serves affect our results of operations. The following tables present certain important economic indicators and trends for regions in which our branches are located:

Unemployment Rate:

Region	2008	2009	2010	2011
United States	7.1%	9.7%	9.1%	8.5%
North Carolina	8.2%	11.1%	9.7%	9.8%
North Carolina County:
Wake	6.1%	8.4%	7.5%	7.7%
Johnston	8.0%	9.8%	8.8%	8.9%
Lee	10.9%	14.6%	11.9%	12.3%
Moore	7.9%	10.0%	8.6%	9.0%
New Hanover	7.5%	9.7%	8.9%	9.7%

       Source: North Carolina Economic Employment Security Commission

Median Household Income:

Region	2011
United States	$50,227
North Carolina	$42,941
North Carolina County:
Wake	$62,020
Johnston	$44,834
Lee	$41,552
Moore	$44,084
New Hanover	$43,533

Source: U.S. Census Bureau

Competition

Commercial banking in North Carolina is extremely competitive. We compete in our market areas with large regional and national banking organizations, other federally and state chartered financial institutions such as savings and loan institutions and credit unions, consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of our competitors have broader geographic markets and higher lending limits than we do and are also able to provide more services and make greater use of media advertising. All markets in which we have a banking office are also served by branches of the largest banks in North Carolina.

Despite the competition in our market areas, we believe that we have certain competitive advantages that distinguish us from our competition. We serve the needs of businesses, business owners, and professionals by creating mutually beneficial and robust relationships with our customers and positively impacting our communities. In addition to offering standard banking products and services, we build relationships with our customers by understanding their personal and business challenges and goals, and providing tangible solutions. We offer customers modern banking services and technology with prompt, personal service and friendliness. We believe our approach to business builds goodwill among our customers, stockholders, and the communities we serve that results in referrals from stockholders and satisfied customers. We also rely on traditional marketing to attract new customers. To enhance a positive image in the community, we support and participate in local events and our officers and directors serve on boards of local civic and charitable organizations.

Employees

We employed 159 full-time and 16 part-time employees at December 31, 2011. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees to be good.

SUPERVISION AND Regulation

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws and regulations are generally intended to protect depositors and not stockholders. Legislation and regulations authorized by legislation influence, among other things:

•	how, when, and where we may expand geographically;
•	into what product or service markets we may enter;
•	how we must manage our assets; and
•	under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

Set forth below is an explanation of the major pieces of legislation and regulation affecting our industry and how that legislation and regulation affects our actions. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future.

Regulation of the Company

Because the Company owns all of the capital stock of the Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in North Carolina, the North Carolina Commissioner of Banks (the “Commissioner”) also regulates and monitors all significant aspects of our operations.

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;
•	acquiring all or substantially all of the assets of any bank; or
•	merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition, or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served.  The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.  The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in North Carolina may purchase a bank located outside of North Carolina.  Conversely, an adequately capitalized and adequately managed bank holding company located outside of North Carolina may purchase a bank located inside North Carolina.  In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

Change in Bank Control.   Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or
•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenging rebuttable presumptions of control.

Permitted Activities. The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto.  Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company.  Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activities.  Those activities include, among other activities, certain insurance and securities activities.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.”  Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

Support of Subsidiary Institutions.   Under Federal Reserve policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. In addition, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the federal banking regulators are required to issue, within two years of enactment, rules that require a bank holding company to serve as a source of financial strength for any depository institution subsidiary. This support may be required at times when, without this Federal Reserve policy or the impending rules, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment that we give to a bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

TARP Participation. On October 14, 2008, the U.S. Treasury announced the capital purchase component of the Troubled Asset Relief Program (“TARP”). This program was instituted by the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008, which provided up to $700 billion to the U.S. Treasury to, among other things, take equity ownership positions in financial institutions. The TARP capital purchase program (the “TARP CPP”) was intended to encourage financial institutions to build capital and thereby increase the flow of financing to businesses and consumers. We participated in the capital purchase component of TARP.

For additional information about this transaction and the Company’s participation in the TARP CPP, please see Note S to the Company’s audited consolidated financial statements included with this report and the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2009.

Use of TARP Proceeds. The Company applied and was approved for participation in the TARP CPP in late 2008. On January 9, 2009, the Company issued and sold to the Treasury (1) 24,900 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and (2) a warrant to purchase 833,705 shares of the Company’s common stock for an aggregate purchase price of $24.9 million in cash. The preferred stock qualifies as Tier 1 capital.

As a result of its participation in the TARP CPP, the Company became subject to a number of new regulations and restrictions. The ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration shares of its common stock is subject to restrictions. The Company is also required to have in place certain limitations on the compensation of its senior executive officers.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance, and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

In general, the Sarbanes-Oxley Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and provided new federal corporate whistleblower protection.

The economic and operational effects of this legislation on public companies, including us, is significant in terms of the time, resources and costs associated with complying with this law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we are presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

On July 21, 2010, the Dodd-Frank Act was signed into law and included a permanent delay of the implementation of section 404(b) of the Sarbanes-Oxley Act for companies with non-affiliated public float under $75.0 million (“non-accelerated filer”). Section 404(b) is the requirement to have an independent accounting firm audit and attest to the effectiveness of a Company’s internal controls. As the Company currently qualifies as a non-accelerated filer under the SEC rules and expects to remain one through fiscal year 2012, there are no additional costs anticipated for complying with Section 404(b).

Regulation of the Bank

Because the Bank is a commercial bank chartered under the laws of the State of North Carolina, it is primarily subject to the supervision, examination, and reporting requirements of the FDIC and the Commissioner. The FDIC and the Commissioner regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect our business, activities, and operations.

The Bank derives its lending, deposit-taking, investment, and other powers primarily from Chapter 53 of the North Carolina General Statutes and the Federal Deposit Insurance Act. As a North Carolina bank, the Bank is permitted to carry on the business of banking; discount and negotiate promissory notes, drafts, bills of exchange, and other evidences of indebtedness; receive deposits; buy, sell, and exchange coin and bullion; and loan money on personal security or real and personal property.

The Bank may also purchase, hold, and convey certain real estate as necessary for the transaction of its banking business, provided such investment does not exceed 50% of unimpaired capital. The Bank may also purchase and hold such property that has been mortgaged to it in good faith as security for loans made to borrowers or in foreclosure of such mortgages. The Bank is required to sell real estate property acquired in foreclosure within five years of the date of foreclosure, unless such period is extended by the Commissioner and the FDIC. The Bank is also permitted to make limited investments in certain securities issued by firms or companies; investments in securities issued or guaranteed by the United States, any state of the United States, or political subdivisions thereof; limited investments in mutual funds; and certain investments in other depository institutions.

The Bank may make loans and may offer and extend credit to individuals, the proceeds of which may be used primarily for personal, family, or household purposes, or to business and commercial entities or individuals for non-personal use. However, the total loans and extensions of credit, both direct and indirect, that the Bank may make to any one person or group of persons acting collectively by or through a firm or other organization and which are outstanding at one time and not fully secured by collateral having a market value equal to the amount of the loan or extension of credit may not exceed 15 percent of such Bank’s unimpaired capital. Such loans or extensions of credit are limited to an additional 10 percent of the Company’s unimpaired capital to the extent they are fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit.

The Dodd-Frank Act. The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes previously discussed and including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased regulatory examination fees; and (iii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the OCC, and the FDIC.

Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity, and leverage ratio requirements, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Prompt Corrective Action. The FDIC Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories in which all institutions are placed: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies have also specified by regulation the capital levels required for each category.

As a bank’s capital position deteriorates, federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. As of December 31, 2011, the Bank was considered “well capitalized” for regulatory purposes.

A “well capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure, pursuant to any written agreement, order, capital directive, or prompt corrective action directive, and has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a Tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices, which requires certain remedial action.

An “adequately capitalized” bank meets the required minimum level for each relevant capital measure, including a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a Tier 1 leverage ratio of at least 4%. A bank that is adequately capitalized is prohibited from directly or indirectly accepting, renewing, or rolling over any brokered deposits without applying for and receiving a waiver from the applicable regulatory authorities. Institutions that are not well capitalized are also prohibited, except in very limited circumstances where the FDIC permits use of a higher local market rate, from paying yields for deposits in excess of 75 basis points above a national average rate for deposits of comparable maturity, as calculated by the FDIC. In addition, all institutions are generally prohibited from making capital distributions and paying management fees to controlling persons if, subsequent to such distribution or payment, the institution would be undercapitalized. Finally, an adequately capitalized bank may be forced to comply with operating restrictions similar to those placed on undercapitalized banks.

An “undercapitalized” bank fails to meet the required minimum level for any relevant capital measure. A bank that reaches the undercapitalized level is likely subject to a formal agreement or another formal supervisory sanction. An undercapitalized bank is not only subject to the requirements placed on adequately capitalized banks, but also becomes subject to the following operating and managerial restrictions, which:

•	prohibit capital distributions;
•	prohibit payment of management fees to a controlling person;
•	require the bank to submit a capital restoration plan within 45 days of becoming undercapitalized;
•	require close monitoring of compliance with capital restoration plans, requirements and restrictions by the primary federal regulator;
•	restrict asset growth by requiring the bank to restrict its average total assets to the amount attained in the preceding calendar quarter;
•	prohibit the acceptance of employee benefit plan deposits; and
•	require prior approval by the primary federal regulator for acquisitions, branching, and new lines of business.

Finally, an undercapitalized institution may be required to comply with operating restrictions similar to those placed on significantly-undercapitalized institutions.

A “significantly undercapitalized” bank has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital less than 3%, and a Tier 1 leverage ratio less than 3%. In addition to being subject to the restrictions applicable to undercapitalized institutions, significantly undercapitalized banks may, at the discretion of the bank’s primary federal regulator, also become subject to the following additional restrictions, which:

•	require the sale of enough securities so that the bank is adequately capitalized or, if grounds for conservatorship or receivership exist, the merger or acquisition of the bank;
•	restrict affiliate transactions;
•	restrict interest rates paid on deposits;
•	further restrict growth, including a requirement that the bank reduce its total assets;
•	restrict or prohibit all activities that are determined to pose an excessive risk to the bank;
•	require the bank to elect new directors, dismiss directors or senior executive officers, or employ qualified senior executive officers to improve management;
•	prohibit the acceptance of deposits from correspondent banks, including renewals and rollovers of prior deposits;
•	require prior approval of capital distributions by holding companies;
•	require holding company divestiture of the financial institution, bank divestiture of subsidiaries and/or holding company divestiture of other affiliates; and
•	require the bank to take any other action the federal regulator determines will “better achieve” prompt corrective action objectives.

Finally, without prior regulatory approval, a significantly undercapitalized institution must restrict the compensation paid to its senior executive officers, including the payment of bonuses and compensation that exceeds the officer’s average rate of compensation during the 12 calendar months preceding the calendar month in which the bank became undercapitalized.

A “critically undercapitalized” bank has a ratio of tangible equity to total assets that is equal to or less than

2%. In addition to the appointment of a receiver in not more than 90 days, or such other action as determined by an institution’s primary federal regulator, an institution classified as critically undercapitalized is subject to the restrictions applicable to undercapitalized and significantly undercapitalized institutions, and is further prohibited from doing the following without the prior written regulatory approval:

•	entering into material transactions other than in the ordinary course of business;

•	extending credit for any highly leveraged transaction;
•	amending the institution’s charter or bylaws, except to the extent necessary to carry out any other requirements of law, regulation, or order;
•	making any material change in accounting methods;
•	engaging in certain types of transactions with affiliates;
•	paying excessive compensation or bonuses, including golden parachutes;
•	paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average cost of funds to a level significantly exceeding the prevailing rates of its competitors; and
•	making principal or interest payments on subordinated debt 60 days or more after becoming critically undercapitalized.

In addition, a bank’s primary federal regulator may impose additional restrictions on critically-undercapitalized institutions consistent with the intent of the prompt corrective action regulations. Once an institution has become critically undercapitalized, subject to certain narrow exceptions such as a material capital remediation, federal banking regulators will initiate the resolution of the institution, including the appointment of a receiver, over the next 90 days.

FDIC Insurance Assessments. The Bank’s deposits are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the maximum amount permitted by law, which was permanently increased to $250,000 by the Dodd-Frank Act. The FDIC uses the DIF to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. Pursuant to the Dodd-Frank Act, the FDIC must take steps, as necessary, for the DIF reserve ratio to reach 1.35% of estimated insured deposits by September 30, 2020. The Bank is thus subject to FDIC deposit premium assessments.

Currently, the FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information – supervisory risk ratings for all institutions, financial ratios for most institutions, including the Bank, and a “scorecard” calculation for large institutions. The FDIC adopted new rules, effective April 1, 2011, redefining the assessment base and adjusting the assessment rates. Under the old rules, the assessment base was domestic deposits; the new rule uses an assessment base of average consolidated total assets minus tangible equity, which is defined as Tier 1 Capital. Under the new rules, institutions assigned to the lowest risk category must pay an annual assessment rate ranging between 2.5 and 9 cents per $100 of the assessment base. For institutions assigned to higher risk categories, assessment rates now range from 9 to 45 cents per $100 of the assessment base. These ranges reflect a possible downward adjustment for unsecured debt outstanding and, in the case of institutions outside the lowest risk category, a possible upward adjustment for brokered deposits.

The new rules retain the FDIC board’s flexibility to, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than two basis points, or (ii) deviate by more than two basis points from the stated assessment rates. Although the Dodd-Frank Act requires that the FDIC eliminate its requirement to pay dividends to depository institutions when the reserve ratio exceeds a certain threshold, the FDIC proposes a decreasing schedule of assessment rates that would take effect when the DIF reserve ratio first meets or exceeds 1.15%. As proposed, if the DIF reserve ratio meets or exceeds 1.15% but is less than 2%, base assessment rates would range from 1.5 to 40 basis points; if the DIF reserve ratio meets or exceeds 2% but is less than 2.5%, base assessment rates would range from 1 to 38 basis points; and if the DIF reserve ratio meets or exceeds 2.5%, base assessment rates would range from 0.5 to 35 basis points.

On November 12, 2009, the FDIC adopted a rule requiring nearly all FDIC-insured depository institutions, including the Bank, to prepay their DIF assessments for the fourth quarter of 2009 and for the following three years on December 30, 2009. At that time, the FDIC indicated that the prepayment of DIF assessments was in lieu of additional special assessments; however, there can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future.

On October 19, 2010, the FDIC adopted a new DIF Restoration Plan that foregoes the uniform three basis point-increase previously scheduled to take effect on January 1, 2011. The FDIC indicated that this change was based on revised projections calling for lower than previously expected DIF losses for the period 2010 through 2014, continued stresses on the earnings of insured depository institutions, and the additional time afforded to reach the DIF reserve ratio required by the Dodd-Frank Act.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2011 ranged from 0.68 cents to 1.00 cents per $100 of assessable deposits. These assessments will continue until the debt matures between 2017 and 2019.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains, and documents a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the Bank’s stated policies and procedures, management’s best judgment, and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date.

Commercial Real Estate Lending. The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and non-farm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development, and other land represent 100% or more of the institutions total capital, or
•	total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

Enforcement Powers. The Financial Institution Reform Recovery and Enforcement Act (“FIRREA”) expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,100,000 per day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.

Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue regulatory orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate. The Dodd-Frank Act increases regulatory oversight, supervision, and examination of banks, bank holding companies, and their respective subsidiaries by the appropriate regulatory agency.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Our loan operations will be subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;
•	Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and
•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as:

•	Truth-In-Savings Act, requiring certain disclosures of consumer deposit accounts;
•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
•	International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers, and other financial institutions; and
•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

The Consumer Financial Protection Bureau. The Dodd-Frank Act creates the Consumer Financial Protection Bureau (the “Bureau”) within the Federal Reserve Board. The Bureau is responsible for establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

Capital Adequacy

We are required to comply with the capital adequacy standards established by the Federal Reserve. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for member banks and bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets, and classification as adequately capitalized, is 8%. A bank that fails to meet the required minimum guidelines is classified as undercapitalized and subject to operating and managerial restrictions. A bank, however, that significantly exceeds its capital requirements and maintains a ratio of total capital to risk-weighted assets of 10% is classified as well capitalized unless it is subject to a regulatory order requiring it to maintain specified capital levels, in which case it is considered adequately capitalized.

Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. Our ratio of total capital to risk-weighted assets and ratio of Tier 1 Capital to risk-weighted assets were 12.57% and 10.34% at December 31, 2010, respectively, compared to 15.27% and 14.26%, respectively, as of December 31, 2011. The Bank’s ratio of total capital to risk-weighted assets and ratio of Tier 1 Capital to risk-weighted assets were 12.27% and 10.04% at December 31, 2010, respectively, compared to 14.64% and 13.62%, respectively, as of December 31, 2011.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for institutions that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve risk-based capital measure for market risk. All other institutions generally are required to maintain a leverage ratio of at least 4%. At December 31, 2011, our leverage ratio was 10.68%, as compared to 8.35% on December 31, 2010. At December 31, 2011, the Bank’s leverage ratio was 10.19%, as compared to 8.11% on December 31, 2010. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The banking regulators consider the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Provisions of the Dodd-Frank Act commonly referred to as the “Collins Amendment” established new minimum leverage and risk-based capital requirements on bank holding companies and eliminated the inclusion of “hybrid capital” instruments in Tier 1 capital by certain institutions. The Dodd-Frank Act establishes certain regulatory capital deductions with respect to hybrid capital instruments, such as trust preferred securities, that will effectively disallow the inclusion of such instruments in Tier 1 capital if such capital instrument is issued on or after May 19, 2010. However, preferred shares issued to the Treasury pursuant to the TARP CPP or TARP Community Development Capital Initiative are exempt from the Collins Amendment and are permanently includable in Tier 1 capital. In addition, securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in total consolidated assets as of December 31, 2009 will not be subject to these required capital deductions. Finally, bank holding companies subject to the Federal Reserve Board’s Small Bank Holding Company Policy Statement as in effect on May 19, 2010 – generally, holding companies with less than $500 million in consolidated assets – are exempt from the trust preferred treatment changes required by the Dodd-Frank Act.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action” above.

The Commissioner, the Federal Reserve Board, and the FDIC have authority to compel or restrict certain actions if the Bank’s capital should fall below adequate capital standards as a result of operating losses, or if its regulators otherwise determine that it has insufficient capital. Among other matters, the corrective actions may include, removing officers and directors; and assessing civil monetary penalties; and taking possession of and closing and liquidating the Bank.

The regulatory capital framework under which the Company and the Bank operate continues to change, with additional legislation or regulation that would increase capital requirements for the entire banking industry likely. Pursuant to the Dodd-Frank Act, bank regulators are required to establish new minimum leverage and risk-based capital requirements for certain bank holding companies and systematically important non-bank financial companies. The new minimum thresholds will not be lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher once established.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal source of our cash flow, including cash flow to pay dividends to stockholders, is dividends that we receive from the Bank. Statutory and regulatory limitations apply to the payment of dividends by a subsidiary bank to its bank holding company. Furthermore, North Carolina law provides that banks may only pay cash dividends from its undivided profits, as defined by Section 53 of the North Carolina General Statutes, and that dividends may not be paid unless a bank’s capital surplus is at least 50% of its paid-in capital.

The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  If, in the opinion of the FDIC, the Bank was engaged in or about to engage in an unsafe or unsound practice, the FDIC could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

When the Company received its capital investment from the Treasury under the TARP CPP, the Company became subject to additional limitations on the payment of dividends. These limitations require, among other things, that (i) all dividends for the securities purchased under the TARP CPP be paid before other dividends can be paid and (ii) the Treasury must approve any increases in common dividends for three years following the Treasury’s investment.

Furthermore, the Federal Reserve Board clarified its guidance on dividend policies for bank holding companies through the publication of a Supervisory Letter, dated February 24, 2009. As part of the letter, the Federal Reserve Board encouraged bank holding companies, particularly those that had participated in the TARP CPP, to consult with the Federal Reserve Board prior to dividend declarations and redemption and repurchase decisions even when not explicitly required to do so by federal regulations. The Federal Reserve Board has indicated that TARP CPP recipients, such as the Company, should consider and communicate in advance to regulatory staff how proposed dividends, capital repurchases. and capital redemptions are consistent with its obligation to eventually redeem the securities held by the Treasury. This new guidance is largely consistent with prior regulatory statements encouraging bank holding companies to pay dividends out of net income and to avoid dividends that could adversely affect the capital needs or minimum regulatory capital ratios of the bank holding company and its subsidiary bank.

Any future determination relating to our dividend policy will be made at the discretion of the Board of Directors and will depend on many of the statutory and regulatory factors mentioned above.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;
•	a bank’s investment in affiliates;
•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;
•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and
•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. We must also comply with other provisions designed to avoid the acquisition of low-quality assets by the Bank.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal stockholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Within one year of enactment of the Dodd-Frank Act, an insured depository institution will be prohibited from engaging in asset purchases or sales transactions with its officers, directors, or principal stockholders unless (1) the transaction is on market terms and (2) if the transaction represents greater than 10% of the capital and surplus of the bank, a majority of the disinterested directors has approved the transaction.

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

Limitations on Senior Executive Compensation

In June 2010, federal banking regulators issued guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the organization. In connection with this guidance, the regulatory agencies announced that they will review incentive compensation arrangements as part of the regular, risk-focused supervisory process. Regulatory authorities may also take enforcement action against a banking organization if its incentive compensation arrangement or related risk management, control, or governance processes pose a risk to the safety and soundness of the organization and the organization is not taking prompt and effective measures to correct the deficiencies. To ensure that incentive compensation arrangements do not undermine safety and soundness at insured depository institutions, the incentive compensation guidance sets forth the following key principles:

•	incentive compensation arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose the organization to imprudent risk;

•	incentive compensation arrangements should be compatible with effective controls and risk management; and

•	incentive compensation arrangements should be supported by strong corporate governance, including active and effective oversight by the board of directors.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments, and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. The Bank cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 1A – Risk Factors

An investment in our securities involves risks. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition, and results of operations could be harmed. In such a case, the trading price of our securities could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to the Company’s Business

The Company’s financial information reflects the application of the acquisition method of accounting. Any change in the assumptions used in such methodology could have an adverse effect on the Company’s results of operations.

As a result of the Piedmont Investment on November 18, 2011, the Company’s financial results are heavily influenced by the application of the acquisition method of accounting. The acquisition method of accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair market value. In addition, the balances of non-performing assets were significantly reduced by the adjustments to fair value recorded in conjunction with the investment. The Company is currently within a one-year measurement period with respect to the acquisition date, and thus, future material adjustments to these purchase accounting fair value adjustments are possible. If the Company’s assumptions are incorrect or the regulatory agencies to whom the Company reports require the Company to change or modify its assumptions, such change or modification could have a material adverse effect on the Company’s financial condition or results of operations or its previously reported results.

We may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition, and results of operations.

Like other lenders, we face the risk that our customers will not repay their loans. A customer’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a customer may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Since many of our loans are secured by collateral, we may attempt to seize the collateral when and if customers default on their loans. However, the value of the collateral may not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. The resolution of nonperforming assets, including the initiation of foreclosure proceedings, requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities, and will expose the Company to additional legal costs and potential delays. Rising delinquencies and rising rates of bankruptcy in our market area generally and among our customers specifically can be precursors of future charge-offs and may require us to increase our allowance for loan and lease losses. Higher charge-off rates, delays in the foreclosure process or in obtaining judgments against defaulting borrowers and an increase in our allowance for loan and lease losses may hurt our overall financial performance if we are unable to increase revenue to compensate for these losses and may also increase our cost of funds.

The impact of the current economic environment on performance of other financial institutions in our markets; actions taken by our competitors to address the current economic downturn; and public perception of and confidence in the economy generally, and the banking industry specifically, may present significant challenges for us and could adversely affect our performance.

We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. Financial institutions continue to be affected by decreasing valuations in real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to real estate construction loans, we nonetheless retain direct exposure to the real estate markets, and we are affected by these events. Continued declines in real estate values and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.

The impact of recent events relating to housing and commercial real estate markets has not been limited to those directly involved in the real estate industry, but rather it has affected a number of related businesses such as building materials suppliers, equipment leasing firms, and real estate attorneys, among others. All of these affected businesses have banking relationships, and when their businesses suffer from recession, the banking relationship suffers as well.

In addition, the market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2011, approximately 92% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures, or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets will continue to adversely affect the value of our assets, revenues, results of operations, and financial condition. Currently, our market area is experiencing such an economic downturn, and if it continues, our earnings could be further adversely affected.

The overall deterioration in economic conditions may subject us to increased regulatory scrutiny in the current environment. In addition, further deterioration in national and local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses, resulting in the following other consequences: increased loan delinquencies, problem assets, and foreclosures; decline in demand for our products and services; decrease in deposits, adversely affecting our liquidity position; and decline in value of collateral, reducing our customers’ borrowing power and the value of assets and collateral associated with our existing loans. As a community bank, we are less able to spread the risk of unfavorable economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

We hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development, and construction loans for builders and developers. As of December 31, 2011, we had $87.0 million, or 15%, of our total loan portfolio represented by loans for which the related property is neither presold nor preleased. These land acquisition and development and construction loans are considered more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks, and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale or leasing of the completed projects to end users. They include affordability risk, which means the risk that purchasers cannot obtain affordable financing, product design risk, and risks posed by competing projects. There can be no assurance that losses in our land acquisition and development and construction loan portfolio will not exceed our reserves, which could adversely impact our earnings. Given the current environment, the non-performing loans in our land acquisition and development and construction portfolio may increase in 2012, which could result in a material increase of our charge-offs, which will negatively impact our capital and earnings.

The deterioration in the residential mortgage market may continue to spread to commercial real estate credits, which may result in increased financial and regulatory risks and greater losses and non-performing assets, each of which may have an adverse effect on our business operations.

The losses that were initially associated with subprime residential mortgages rapidly spread into the residential mortgage market generally. These losses then continued to spread to commercial real estate credits, and we have been forced to take greater losses or retain more non-performing assets, and may continue to do so. In addition, in general commercial real estate is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class. As of December 31, 2011, approximately 56% of our loan portfolio consisted of commercial real estate loans.

The amount of other real estate owned (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations.

As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate, likewise increase. Due to the ongoing economic crisis, the amount of OREO we hold may continue increase in 2012. Any additional increase in losses and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales. In addition, we are required to reflect the fair market value of our OREO in our financial statements. If the OREO declines in value, we are required to recognize a loss in connection with continuing to hold the property. As a result, declines in the value of our OREO have a negative effect on our results of operations and financial condition.

Our use of appraisals in deciding whether to make a loan on or secured by real property or how to value such loan in the future may not accurately describe the net value of the real property collateral that we can realize.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values in our market area have experienced changes in value in relatively short periods of time, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and to determine certain loan impairments. If these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of OREO, and our ALLL may not reflect accurate loan impairments. The valuation of the property may negatively impact the continuing value of such loan and could adversely affect our results of operations and financial condition.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that we will experience credit losses.  The risk of loss will vary with, among other things, general economic conditions, the type of loan, the creditworthiness of the borrower over the term of the loan, and, in the case of a collateralized loan, the quality of the collateral for the loan.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment.  As a result, we may experience significant loan losses, which could have a material adverse effect on our operating results.  Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and we may need to make adjustments to allow for different economic conditions or adverse developments in our loan portfolio.  Material additions to our allowance would materially decrease our net income.   We expect our allowance to continue to fluctuate throughout 2012; however, given current and future market conditions, we can make no assurance that our allowance will be adequate to cover future loan losses.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulators could have a negative effect on our operating results.

Changes in the interest rate environment could reduce our net interest income, which could reduce our profitability.

As a financial institution, our earnings significantly depend on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates. In addition, any significant increase in prevailing interest rates could adversely affect our mortgage banking business because higher interest rates could cause customers to request fewer refinancings and purchase money mortgage originations.

Recent negative developments in the financial industry, and the domestic and international credit markets may adversely affect our operations and results.

Negative developments during 2008 in the global credit and derivative markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing through 2012. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Shortfalls in public pensions, both nationally and internationally, related to the economic downturn, have caused additional uncertainty, and have the potential to erode sources of readily-available capital in the future. Global securities markets, and many bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  If these negative trends continue, our business operations and financial results may be negatively affected.

We face strong competition from larger, more established competitors.

The banking business is highly competitive, and we experience strong competition from many other financial institutions.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other financial institutions that operate in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans, primarily on the basis of the interest rates we pay and yield on these products.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, much larger financial institutions.  While we believe we can and do successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification. Further, should we fail to maintain an adequate volume of loans and deposits in accordance with our business strategy, it could have an adverse effect on our profitability in the future.

Although we compete by concentrating our marketing efforts in our primary market area with local advertisements, personal contacts, and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.

The economy of North Carolina’s coastal region is affected, from time to time, by adverse weather events, particularly hurricanes.  Our market area includes several coastal communities, and we cannot predict whether, or to what extent, damage caused by future hurricanes will affect our operations, our customers, or the economies in our banking markets.  However, weather events could cause a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures, and loan losses.  Even if a hurricane does not cause any physical damage in our market area, a turbulent hurricane season could significantly affect the market value of all coastal property.

As a community bank, we have different lending risks than larger banks.

We provide services to our local communities.  Our ability to diversify our economic risks is limited by our own local markets and economies.  We lend primarily to individuals and to small- to medium-sized businesses, which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories.

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures.  We have established an evaluation process designed to determine the adequacy of our allowance for loan losses.  While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, and the economies in which we and our borrowers operate, as well as the judgment of our regulators.  We cannot assure you that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability or financial condition.

We are subject to liquidity risk in our operations.

Liquidity risk is the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to stockholders, operating expenses, and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, given the recent turmoil faced by banking organizations in the domestic and worldwide credit markets. Currently, we have access to liquidity to meet our current anticipated needs; however, our access to additional borrowed funds could become limited in the future, and we may be required to pay above market rates for additional borrowed funds, if we are able to obtain them at all, which may adversely affect our results of operations.

The impact of the current economic downturn on the performance of other financial institutions in our geographic area, actions taken by our competitors to address the current economic downturn, and the public perception of and confidence in the economy generally, and the banking industry specifically, could negatively impact our performance and operations.

All financial institutions are subject to the same risks resulting from a weakening economy such as increased charge-offs and levels of past due loans and nonperforming assets.  As troubled institutions in our market area continue to recognize and dispose of problem assets, the already substantial inventory of residential homes and lots will continue to negatively affect home values and increase the time it takes us or our borrowers to sell existing inventory.  The perception that troubled banking institutions (and smaller banking institutions that are not “in trouble”) are risky institutions for purposes of regulatory compliance or safeguarding deposits may cause depositors nonetheless to move their funds to larger institutions.  If our depositors should move their funds based on events happening at other financial institutions, our operating results would suffer.

Risks Related to the Company’s Regulatory Environment

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations, including compliance with our regulatory commitments, is costly and restricts certain of our activities, including the declaration and payment of cash dividends to common stockholders, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth and operations. Should we fail to comply with these regulatory requirements, federal and state regulators could impose additional restrictions on the activities of the Company and the Bank, which could materially affect our growth strategy and operating results in the future.

The laws and regulations applicable to the banking industry have recently changed and may continue to change, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Dodd-Frank Act was enacted on July 21, 2010. The implications of the Dodd-Frank Act, or its implementing regulations, on our business are unclear at this time, but it may adversely affect our business, results of operations, and the underlying value of our common stock. The full effect of this legislation will not be even reasonably certain until implementing regulations are promulgated, which could take several years in some cases. See “Supervision and Regulation” for additional information.

Some or all of the changes, including the new rulemaking authority granted to the newly-created Consumer Financial Protection Bureau, may result in greater reporting requirements, assessment fees, operational restrictions, capital requirements, and other regulatory burdens for either, or both, the Bank and the Company, and many of our non-bank competitors may remain free from such limitations. This could affect our ability to attract and maintain depositors, to offer competitive products and services, and to expand our business.

Congress may consider additional proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Such legislation may change existing banking statutes and regulations, as well as our current operating environment significantly. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could have an adverse effect on our deposit levels, loan demand, or business and earnings.

We are subject to regulatory commitments that could have a material negative effect on our business, operating flexibility, financial condition, and the value of our securities. In addition, addressing these commitments will require significant time and attention from our management team, which may increase our costs, impede the efficiency of our internal business processes, and adversely affect our profitability in the near-term.

The Company and the Bank have entered into informal commitments with their respective regulators as to certain areas of the Bank’s operations that warrant improvement and a plan for making those improvements. These commitments require the Company and the Bank to review and revise various policies and procedures, including those associated with concentration management, the allowance for loan and lease losses, liquidity management, criticized assets, credit administration, and capital. These commitments also require that the Company seek pre-approval prior to the payment of dividends or other interest payments relating to its securities. As long as these commitments remain in place, the Company will seek regulatory approval prior to paying scheduled dividends on its preferred stock and interest on its trust preferred securities. These commitments also apply to the Company’s common stock, although, to date, the Company has not elected to pay a cash dividend on its common stock. As a result, no assurance can be given as to the ability of the Company to obtain approval to resume the payment of such dividends and interest in future quarters. Further, should the Bank and/or the Company fail to comply with these commitments, it could result in further enforcement actions by their regulators. While the Company and the Bank have taken and plan to take such actions as may be necessary to comply with the commitments, there can be no assurance that they will be able to comply fully with their provisions, or that efforts to comply will not have adverse effects on the operations and financial condition of the Company and the Bank.

We may be required to raise additional capital in the future, including through new increased minimum capital thresholds established by our regulators, but that capital may not be available when it is needed and could be dilutive to our existing stockholders, which could adversely affect our financial condition and results of operations.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations, and, at present, our federal and state regulators are considering new regulations that could have the net effect of requiring the Company and the Bank to maintain higher levels of Tier 1 Capital. As such, in order to support the operations at the Bank, we may need to raise capital in the future. Our ability to raise capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise capital, if needed, on terms acceptable to us. If we cannot raise capital when needed, our ability to operate or further expand our operations could be materially impaired. In addition, if we decide to raise equity capital under such conditions, the interest of our stockholders could be diluted.

The FDIC Deposit Insurance assessments that we are required to pay may continue to materially increase in the future, which would have an adverse effect on our earnings.

As a member institution of the FDIC, we are assessed a quarterly deposit insurance premium. Failed banks nationwide have significantly depleted the insurance fund and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings.

On October 19, 2010, the FDIC adopted a Deposit Insurance Fund (“DIF”) Restoration Plan, which requires the DIF to attain a 1.35% reserve ratio by September 30, 2020. In addition, the FDIC modified the method by which assessments are determined and, effective April 1, 2011, adjusted assessment rates, which will range from 2.5 to 45 basis points (annualized), subject to adjustments for unsecured debt and, in the case of small institutions outside the lowest risk category and certain large and highly complex institutions, brokered deposits. Further increased FDIC assessment premiums, due to our risk classification, emergency assessments, or implementation of the modified DIF reserve ratio, could adversely impact our earnings.

Our agreement with the Treasury under the TARP CPP is subject to unilateral change by the Treasury, which could adversely affect our business, financial condition, and results of operations.

Under the capital TARP CPP, the Treasury may unilaterally amend the terms of its agreement with us in order to comply with any changes in federal law.  We cannot predict the effects of any of these changes and of the associated amendments.

Risks Related to Ownership of Our Common Stock

Piedmont is a controlling stockholder and may have interests that differ from the interests of our other stockholders.

Piedmont currently owns approximately 87.4% of the Company’s outstanding voting power. As a result, Piedmont will be able to control the election of our directors, determine our corporate and management policies and determine the outcome of any corporate transaction or other matter submitted to our stockholders for approval. Such transactions may include mergers and acquisitions (which may include mergers of the Company and/or its subsidiaries with or into Piedmont and/or Piedmont’s other subsidiaries), sales of all or some of the Company’s assets (including sales of such assets to Piedmont and/or Piedmont’s other subsidiaries) or purchases of assets from Piedmont and/or Piedmont’s other subsidiaries, and other significant corporate transactions. Further, as part of these transactions, Piedmont may use its controlling interest in the Company to cause the Company to issue new shares of the Company’s common stock on such terms so as to have the effect of diluting the investment of the Company’s current stockholders.

Eight of our twelve directors, and all of our executive officers, including our Chief Executive Officer, our Chief Operating Officer, and our Chief Financial Officer, are affiliated with Piedmont. Piedmont also has sufficient voting power to amend our organizational documents. The interests of Piedmont may differ from those of our other stockholders, and it may take actions that advance its interests to the detriment of our other stockholders. Additionally, Piedmont is in the business of making investments in or acquiring financial institutions and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Piedmont may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

In addition, Piedmont is the bank holding company for VantageSouth Bank, a state chartered bank headquartered in Burlington, North Carolina. As a result, Piedmont may be required in the future to serve as a “source of strength” to VantageSouth Bank as provided by the Bank Holding Company Act (See “Supervision and Regulation – Regulation of the Company – Support of Subsidiary Institutions” for additional information), which may result in Piedmont being unable to support the growth strategy of the Company, which could adversely affect our profitability and earnings in the future.

As a controlled company, we are exempt from certain NASDAQ corporate governance requirements.

Our common stock is currently listed on the NASDAQ Global Market. NASDAQ generally requires a majority of directors to be independent and requires independent director oversight over the nominating and executive compensation functions. However, under NASDAQ’s rules, if another company owns more than 50% of the voting power for the election of directors of a listed company, that company is considered a “controlled company” and exempt from rules relating to independence of the board of directors and the compensation and nominating committees. We are a controlled company because Piedmont owns more than 50% of our voting power for the election of directors. Accordingly, we are exempt from certain corporate governance requirements, and holders of our common stock may not have all the protections that these rules are intended to provide.

The trading volume in our common stock has been relatively low, and market conditions and other factors may affect the value of our common stock, which may make it difficult for you to sell your shares at times, volumes or prices you find attractive.

While our common stock is traded on the NASDAQ Global Market, our common stock is thinly traded and has substantially less liquidity than the average trading market for many other publicly traded companies. Trading volume may remain low as a result of the Piedmont Investment and the Tender Offer, by which Piedmont acquired a majority stake in the Company.

Thinly traded stocks can be more volatile than stock trading in an active public market. Our stock price has been relatively volatile in the past and it may fluctuate significantly in the future, with these fluctuations being unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Therefore, our stockholders may not be able to sell their shares at the volume, prices or times that they desire.

The United States Department of the Treasury has rights that are senior to those of our common stockholders.

We have supported our capital operations by issuing preferred stock to the Treasury under the TARP CPP. The preferred stock has dividend rights that are senior to our common stock; therefore, we must pay dividends on the preferred stock before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution, or liquidation, the holders of our preferred stock must be satisfied before we can make any distributions to our common stockholders.

We can provide no assurances as to when our Series A Preferred Stock can be redeemed.

Subject to consultation with our banking regulators, we intend to repurchase our Series A Preferred Stock and the warrant issued to the Treasury as part of our participation in the TARP CPP when we believe the overall economy has entered into a sustained period of recovery. However, we can provide no assurance at this time as to when the Series A Preferred Stock can be repurchased, if at all. Until such time as the Series A Preferred Stock is repurchased, we will remain subject to the terms and conditions of those instruments, which, among other things, require us to obtain regulatory approval to repurchase or redeem common stock or our other classes of securities that rank junior to the Series A Preferred Stock or commencing the payment of a dividend on our shares of common stock. Further, so long as our Series A Preferred Stock remains outstanding, its terms and conditions would provide that the dividends payable on the Series A Preferred Stock would continue to accrue until such time as those shares are repurchased from the Treasury, with such cumulative dividends increasing from 5% to 9% per annum commencing in January 2014. As a result, so long as our Series A Preferred Stock remains outstanding, we continue to be subject to additional costs and regulatory requirements that could adversely affect our profitability.

Our ability to pay cash dividends on our securities is limited and we may be unable to pay future dividends.

We make no assurances that we will pay any dividends on our securities in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant. The holders of our capital stock are entitled to receive dividends when, and if, declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on capital stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the Bank. In addition, pursuant to our regulatory commitments, we are prohibited from declaring and paying cash dividends without prior written approval from the Federal Reserve.

Because we have participated in the TARP CPP, our ability to pay cash dividends on common stock is further limited. Specifically, we may not pay cash dividends on common stock unless all dividends have been paid on the securities issued to the Treasury under the TARP CPP. The TARP CPP also restricts our ability to increase the amount of cash dividends on common stock. We have deferred payment of dividends on our outstanding preferred stock since the first quarter of 2011. Should we defer payment of these dividends for six quarters, the holders of our Series A Preferred Stock will have the right to appoint directors to serve on the Company’s Board of Directors.

Finally, given the requirements under our regulatory commitments, we have elected to defer interest payments payable on our outstanding trust preferred securities since the second quarter of 2011. Accordingly, pursuant to the terms of the trust preferred securities, we are further restricted from paying dividends on our common stock and our outstanding classes of preferred stock, absent authorization from a majority of the holders of our outstanding trust preferred securities, until such time as the Company has paid all interest due and payable on the trust preferred securities.

Item 2 – properties

The following table sets forth the location of the Bank’s main office and branch offices, as well as certain current information relating to these offices.

Office Locations	Year Opened	Approximate Square Footage	Owned or Leased

Cary Main Office 1005 High House Road Cary, NC	2000	8,100	Leased

Cary Office 1155 Kildaire Farm Road Cary, NC	1998	2,960	Leased

Apex Office 303 South Salem Street Apex, NC	1999	3,500	Leased

Clayton Office 315 East Main Street Clayton, NC	2000	2,990	Leased

Holly Springs Office 700 Holly Springs Road Holly Springs, NC	2003	3,500	Owned

Pinehurst Office 211-M Central Park Avenue Pinehurst, NC	2003	2,850	Leased

Southern Pines Office 185 Morganton Road Southern Pines, NC	2003	3,500	Leased

Sanford Office 870 Spring Lane Sanford, NC	2004	3,500	Leased

Garner Office 945 Vandora Springs Road Garner, NC	2007	3,500	Leased

Falls of Neuse Office 6408 Falls of Neuse Road Raleigh, NC	2006	2,442	Owned

Wilmington Main Office 1508 Military Cutoff Road Wilmington, NC 28403	2006	6,634	Leased

Knightdale Office 7120 Knightdale Boulevard Knightdale, NC	2007	2,518	Owned

Wilmington Independence Office 2506 Independence Boulevard Wilmington, NC	2008	3,712	Structure owned with ground lease

Raleigh Creedmoor Office 7100 Creedmoor Road Raleigh, NC	2008	3,712	Owned

Raleigh Main Office 4711 Six Forks Road Raleigh, NC	2009	18,250	Leased

Raw land Zebulon, NC	2006	1.38 acres	Owned

Raw land Sanford, NC	2007	1.37 acres	Owned

Operations Center	Year Opened	Approximate Square Footage	Owned or Leased

206 High House Road Cary, NC	2005	12,535	Leased

Net book value of the Company’s real property used for business purposes as well as furniture, fixtures, and equipment on December 31, 2011 was $10.3 million. All properties are considered by Company management to be in good condition and adequately covered by insurance.

The Company’s principal executive office is located at 3600 Glenwood Avenue, Suite 300, Raleigh, North Carolina 27612. This property is currently leased by the Company.

Item 3 - Legal Proceedings

There are no material pending legal proceedings to which the Company is a party, or of which any of its property is the subject other than routine litigation that is incidental to its business.

Item 4 – MINE SAFETY DISCLOSURES

None.

Part II

Item 5 - Market for REGISTRANT’S Common Equity, Related Stockholder Matters and issuer purchases of equity securities

The Registrant’s stock is listed on the NASDAQ Global Market under the symbol “CRFN.” There were 28,412,059 shares outstanding at December 31, 2011 owned by approximately 1,300 stockholders of record. The table below lists the high and low prices at which trades were completed during each quarter for the last two years. The Company’s stock is considered thinly traded with fewer than 10,000 shares traded, on average, per day.

	Low	High
January 1, 2010 to March 31, 2010	$2.80	$3.70

April 1, 2010 to June 30, 2010	2.50	5.05

July 1, 2010 to September 30, 2010	2.50	2.94

October 1, 2010 to December 31, 2010	2.00	2.80

January 1, 2011 to March 31, 2011	2.01	4.25

April 1, 2011 to June 30, 2011	3.56	4.19

July 1, 2011 to September 30, 2011	2.04	4.10

October 1, 2011 to November 18, 2011 (predecessor)	2.27	4.45

November 19, 2011 to December 31, 2011 (successor)	3.22	4.64

It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. For a foreseeable period of time, our principal source of cash will be dividends and management fees paid by the Bank to us. There are certain restrictions on these payments imposed by federal banking laws, regulations and authorities; please see “Supervision and Regulation – Payment of Dividends” in Item 1 above for additional information.

Historically, we have not elected to declare and pay dividends on our common stock. The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors.

During the first quarter of 2011, our Board of Directors elected to defer the dividend payment on our Series A Preferred Stock. Over the balance of 2011, the Board of Directors elected on a quarterly basis to continue to defer the dividend payments for the Series A Preferred Stock and interest payment on our trust preferred securities, which was similarly deferred commencing in the second quarter of 2011. In light of this action, we make no assurance that we will pay any dividends in the future. We may not pay dividends on our common stock unless all dividends have been paid on the securities issued to the Treasury under the CPP; having deferred the dividend payments scheduled for payment in 2011, we are prohibited on paying any future dividends on our common stock until all dividends payable to the Treasury under the CPP have been paid in full.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s common stock since the last trading day of 2006 with the cumulative return for the same period of: (i) the NASDAQ Composite Index and (ii) the SNL Bank $500M-$1B Index. The graph assumes an investment of $100 on the last trading day of 2006 in the Company’s common stock and in each index and that all dividends, if any, were reinvested.

Item 6 – SELECTED FINANCIAL DATA

	Successor Company		Predecessor Company
	November 19 to December 31,	January 1 to November 18,	At or for the Years Ended December 31,
	2011	2011(8)	2010	2009	2008	2007
		(Dollars in thousands, except share and per share data)
Summary of Operations
Interest income	$4,610	$37,849	$50,780	$56,206	$54,405	$54,872
Interest expense	1,259	15,445	22,322	26,620	29,070	28,217
Net interest income	3,351	22,404	28,458	29,586	25,335	26,655
Provision for loan losses	227	16,718	20,347	11,526	6,485	1,684
Net interest income after the provision for loan losses	3,124	5,686	8,111	18,060	18,850	24,971
Non-interest income	484	8,073	4,909	4,328	3,732	2,621
Non-interest expense	4,276	27,282	26,964	53,943	19,972	17,823
Income (loss) before income taxes	(668)	(13,523)	(13,944)	(31,555)	2,610	9,769
Income tax expense (benefit)	(520)	-	(4,070)	(1,329)	599	3,520
Net income (loss)	(148)	(13,523)	(9,874)	(30,226)	2,011	6,249
Effective dividend on preferred stock	182	1,539	1,689	1,617	-	-
Net income available (loss attributed) to common shareholders	$(330)	$(15,062)	$(11,563)	$(31,843)	$2,011	$6,249

Per Share and Shares Outstanding
Net income (loss), basic(1)	$(0.01)	$(1.57)	$(1.21)	$(3.33)	$0.21	$0.68
Net income (loss), diluted(1)	$(0.01)	$(1.57)	$(1.21)	$(3.33)	$0.21	$0.65
Book value at end of period	$4.17	NA	$5.76	$6.92	$9.88	$9.75
Tangible book value	$3.39	NA	$5.69	$6.83	$6.64	$6.42
Weighted average shares outstanding:
Basic	28,353,053	9,586,167	9,579,633	9,569,290	9,500,103	9,211,779
Diluted	28,353,053	9,586,167	9,579,633	9,569,290	9,680,484	9,635,694
Shares outstanding at period end	28,412,059	9,662,059	9,664,059	9,626,559	9,626,559	9,404,579

Balance Sheet Data
Total assets	$834,503	NA	$973,019	$1,032,805	$968,311	$835,540
Total investments(2)	168,691	NA	233,171	227,341	113,278	97,858
Total loans held for investment, net	552,650	NA	656,101	741,781	772,792	667,643
Total deposits	674,419	NA	724,383	722,635	714,883	605,431
Borrowings	12,216	NA	164,748	216,748	154,454	135,003
Stockholders’ equity	143,059	NA	79,015	89,520	95,092	91,659

Selected Performance Ratios
Return on average assets	(0.13)%	(1.63)%	(1.00)%	(2.85)%	0.22%	0.80%
Return on average stockholders’ equity	(0.85)%	(21.25)%	(11.18)%	(24.85)%	2.13%	7.15%
Net interest spread(3)	3.04%	2.76%	2.90%	2.74%	2.55%	3.08%
Net interest margin(4)	3.24%	2.98%	3.18%	3.09%	3.05%	3.79%
Non-interest income as a percentage of total revenue(5)	12.62%	36.03%	17.26%	12.76%	12.85%	8.95%
Non-interest income as a percentage of average assets	0.41%	0.98%	0.50%	0.41%	0.41%	0.34%
Non-interest expense to average assets	3.64%	3.30%	2.73%	5.08%	2.18%	2.29%
Efficiency ratio(6)	111.51%	89.52%	80.81%	159.06%	68.71%	60.88%
Average stockholders’ equity to average total assets	14.87%	7.69%	8.95%	11.46%	10.32%	11.24%

Asset Quality Ratios
Net charge-offs to average loans outstanding	0.00%	2.63%	2.38%	0.84%	0.29%	0.06%
Allowance for loan losses to period end loans, predecessor	NA	NA	3.06%	2.31%	1.60%	1.22%
Allowance for loan losses to period end loans originated in successor period	2.03%	NA	NA	NA	NA	NA
Allowance for loan losses to non-performing loans, predecessor	NA	NA	68%	95%	96%	303%
Non-performing loans to period end loans	4.14%	NA	4.52%	2.44%	1.53%	0.40%
Non-performing assets to period end assets(7)	3.87%	NA	4.74%	2.40%	1.53%	0.36%

	Successor Company		Predecessor Company
	November 19 to December 31,	January 1 to November 18,	At or for the Years Ended December 31,
	2011	2011	2010	2009	2008	2007

Capital Ratios
Total risk-based capital ratio	15.27%	NA	12.57%	13.53%	10.68%	10.51%
Tier 1 risk-based capital ratio	14.26%	NA	10.34%	11.37%	8.53%	9.37%
Leverage ratio	10.68%	NA	8.35%	9.03%	7.67%	8.56%
Equity to assets ratio	14.87%	NA	8.12%	8.67%	9.82%	10.97%
Other Data
Number of full-service banking offices	15	15	15	15	13	12
Number of full-time equivalent employees	172	163	164	158	147	126

(1)          Computed based on the weighted average number of shares outstanding during each period.

(2)          Consists of interest-earning deposits, federal funds sold, investment securities and FHLB stock.

(3)          Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)          Net interest margin is net interest income divided by average interest-earning assets on a tax equivalent basis.

(5)          Total revenue consists of net interest income and non-interest income.

(6)          Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.

(7)          Non-performing assets consist of non-accrual loans, accruing loans 90 days or more past due, restructured loans only if in non-accrual status, and foreclosed assets, where applicable.

(8)          Certain end of period data for the predecessor period immediately prior to the Piedmont Investment is not applicable and is labeled as “NA.”

Item 7 - Management’s Discussion and Analysis of financial condition and results of operations

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of Crescent Financial Bancshares, Inc. and its predecessor holding company, Crescent Financial Corporation (collectively referred to as the “Company”). Crescent Financial Corporation was reincorporated as Crescent Financial Bancshares, Inc. upon a share conversion on November 15, 2011. This discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results and financial condition for the successor period from November 19, 2011 through December 31, 2011, the predecessor period from January 1, 2011 through November 18, 2011 and the predecessor year ended December 31, 2010. This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis.

Crescent State Bank (“CSB” or the “Bank”), which is the wholly-owned banking subsidiary of the Company, is a North Carolina-chartered commercial bank which operates fifteen full-service branch offices in the communities of Cary (2), Apex, Clayton, Holly Springs, Pinehurst, Raleigh (3), Southern Pines, Sanford, Garner, Wilmington (2) and Knightdale, North Carolina. CSB is a community bank with the objective of serving businesses, business owners and professionals within its markets. The following discussion and analysis includes financial results of the Bank, which are consolidated with financial results of the Company. The Company and its consolidated banking subsidiary are collectively referred to herein as the Company unless otherwise noted. The Company also has an interest in Crescent Financial Capital Trust I (the “Trust”). The Trust was formed for the sole purpose of issuing trust preferred securities and is not consolidated with the financial results of the Company.

On November 18, 2011, the Company completed the issuance and sale to Piedmont Community Bank Holdings, Inc. (“Piedmont”) of 18,750,000 shares of common stock for $75.0 million in cash (the “Piedmont Investment”). As part of its investment, Piedmont also made a tender offer to the Company’s stockholders commencing on November 8, 2011 to purchase up to 67% (6,442,105 shares) of our outstanding common stock at a price of $4.75 per share (“Tender Offer”). Pursuant to the Tender Offer, Piedmont purchased 6,128,423 shares of the Company’s common stock for $29.1 million. As a result of the Piedmont Investment and the Tender Offer, Piedmont owns approximately 88% of our outstanding common stock.

The Company’s financial condition and results of operations for 2011 were significantly impacted by the controlling investment in the Company by Piedmont. Because of the level of Piedmont’s ownership and control following the controlling investment and the Tender Offer, the Company has applied push-down accounting. Accordingly, the Company’s assets and liabilities were adjusted to estimated fair value at the acquisition date, and the allowance for loan losses was eliminated. The Company is currently within the one-year measurement period with respect to the acquisition date, and thus, future material adjustments to these purchase accounting fair value adjustments are possible. Balances and activity in the Company’s consolidated financial statements prior to the Piedmont Investment have been labeled with “Predecessor Company” while balances and activity subsequent to the Piedmont Investment have been labeled with “Successor Company.”

EXECUTIVE SUMMARY

The following is a summary of our results of operations and significant events occurring in 2011:

•	Piedmont completed its investment of $75.0 million in the Company through the purchase of 18,750,000 shares of the Company’s common stock on November 18, 2011;

•	Piedmont purchased approximately 6.1 million additional shares of the Company’s common stock at $4.75 per share through a tender offer to the Company’s legacy shareholders, increasing its ownership of the Company to approximately 88% of the common shares outstanding;

•	As a result of the Piedmont Investment, our Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio increased to 10.68%, 14.26% and 15.27%, respectively, as of December 31, 2011;

•	We improved asset quality as total nonperforming assets decreased from 6.20% and 4.74% of total assets as of September 30, 2011 and December 31, 2010, respectively, to 3.87% of total assets as of December 31, 2011;

•	We repositioned our balance sheet in the fourth quarter of 2011 to reduce non-core funding levels;

•	Our net interest margin increased to 3.24% in the successor period of November 19 to December 31, 2011 from 2.98% in the predecessor period of January 1 to November 18, 2011 and from 3.18% in the predecessor year ended December 31, 2010; and

•	Net loss attributable to common stockholders for the successor period of November 19 to December 31, 2011 totaled $330 thousand, or ($0.01) per share, while net loss attributable to common shareholders for the predecessor period of January 1 to November 18, 2011 totaled $15.1 million, or ($1.57) per share.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2011 AND 2010

Total assets at December 31, 2011 were $834.5 million, which was a decrease of $138.0 million, or 14%, from total assets of $973.0 million at December 31, 2010. Total earning assets declined by $190.3 million, or 21%, to $725.4 million at December 31, 2011from $915.7 million at December 31, 2010. The significant reduction in earning assets was due primarily to our balance sheet restructuring, purchase accounting fair value adjustments related to the Piedmont Investment, and the decline in loan production in the predecessor period. In the predecessor period, the Company and the legacy management team were primarily focused on resolving problem loans and preserving capital rather than balance sheet growth. Earning assets at December 31, 2011 consisted of $552.9 million in gross loans, $143.5 million in investment securities, $16.5 million in overnight investments and interest bearing deposits, $8.7 million in Federal Home Loan Bank (“FHLB”) stock and $3.8 million in mortgage loans held for sale.

Total deposits were $674.4 million at December 31, 2011 compared to $724.4 million at December 31, 2010. Although deposits declined by $50.0 million during 2011, there was a significant change in the deposit mix reflecting our shift to a core funding strategy. Borrowings declined by $152.5 million, from $164.7 million at December 31, 2010 to $12.2 million at December 31, 2011, as all outstanding FHLB advances were prepaid in the successor period. Due primarily to the Piedmont Investment, stockholders’ equity increased by $64.1 million to $143.1 million at December 31, 2011 compared to $79.0 million at December 31, 2010.

Loans and Allowance for Loan Losses

Gross loans held for investment, net of deferred loan fees, totaled $552.9 million at December 31, 2011 reflecting a $123.9 million, or 18%, decrease compared to $676.8 million at December 31, 2010. This decline in 2011 resulted from a combination of principal amortizations in the normal course of business, problem asset resolutions, loan sales, and fair value purchase accounting adjustments. The major components of the 2011 decline in loan balances are as follows: $49.9 million in loan principal payments net of loan originations, $42.3 million net purchase accounting fair value adjustments, $15.5 million in charge-offs prior to the Piedmont Investment, $13.2 million in note sales and $5.9 million in loans transferred to other real estate. Each loan category experienced a balance reduction in 2011. The declines in the portfolio, by category and net of unearned interest, were as follows: construction and land development loans, $56.9 million decline, or 40%; commercial real estate mortgages, $35.6 million decline, or 10%; residential one-to-four family mortgage loans, $14.6 million decline, or 18%; commercial and industrial loans, $8.7 million decline, or 18%; home equity lines and loans, $8.2 million decline, or 14%; and consumer loans, $0.5 million decline, or 14%.

The composition of our loan portfolio at December 31, 2011 was as follows: 56% commercial real estate mortgage loans, 15% construction and land development loans, 12% residential one-to-four family first deed of trust mortgage loans, 9% home equity lines and loans, 7% commercial and industrial loans and consumer loans at less than 1%. The composition of the loan portfolio for the Predecessor Company at December 31, 2010 was as follows: 51% commercial real estate mortgage loans, 21% construction and land development loans, 12% residential one-to-four family first lien mortgage loans, 8% home equity lines and loans, 7% commercial and industrial loans and 1% consumer loans.

As a result of the Piedmont Investment, we made estimated fair value adjustments to the Company’s loans at the acquisition date by projecting expected future principal and interest cash flows over the remaining life of each loan and then discounting those cash flows based on current market rates for similar loans. For approximately 31% of the loan portfolio at acquisition, we projected cash flows based on individual reviews of the facts and circumstances surrounding the credit quality of the borrower and, if applicable, the value of collateral securing the loan. For the remaining loans at acquisition, we utilized a valuation model taking into account our expectations for default rates and loss severity as well as prepayment rates and then discounted those cash flows based on current market yields for similar loans.

The following table summarizes the gross unpaid principal balances (“UPB”) and carrying amounts of our loan portfolio by type at December 31, 2011:

	Unpaid Borrower Principal Balance	Carrying Amount	Carrying Amount as a % of UPB
	(dollars in thousands)

Real estate – commercial	$323,426	$310,315	95.9%
Real estate – residential	69,312	67,004	96.7%
Construction loans	109,965	83,930	76.3%
Commercial and industrial loans	41,466	39,434	95.1%
Home equity loans and lines of credit	51,700	48,940	94.7%
Loans to individuals	3,439	3,300	96.0%

Total loans	$599,308	$552,923	92.3%

The difference between the unpaid borrower principal balances and carrying amounts in the table above represents pre-acquisition charge offs plus the remaining purchase accounting fair value discount at December 31, 2011.

The allowance for loan losses at December 31, 2011 totaled $227,000, which reflected estimated losses inherent in loans originated in the successor period. At December 31, 2011, this allowance for loan losses equaled 2.03% of new successor loan originations. The purchased loan portfolio was adjusted to estimated fair value at acquisition and no additional impairment on purchased impaired or purchased non-impaired loans was evident during the successor period. The allowance for loan losses at December 31, 2010 totaled $20.7 million, or 3.06% of total outstanding loans, which reflected the Predecessor Company’s estimate of incurred loan losses at that time. For more information regarding our allowance for loan losses methodology and details regarding the calculation, see section below entitled “Analysis of Allowance for Loan Losses.”

Nonperforming loans as a percentage of total loans held for investment totaled 4.14% as of December 31, 2011, which was a decline from 7.00% as of September 30, 2011 and 4.52% as of December 31, 2010. Total nonperforming assets, which include nonaccrual loans, loans past due 90 days or more and still accruing, other real estate owned and repossessed loan collateral, as a percentage of total assets as of December 31, 2011 totaled 3.87%, which was a decline from 6.20% as of September 30, 2011 and 4.74% as of December 31, 2010. The decline in nonperforming loans and assets was related to a combination of asset workouts and dispositions and application of purchase accounting. As part of an ongoing, focused effort to reduce its problem asset levels, the Company has completed various note sales to investors subsequent to December 31, 2011. The note sales included loans with carrying values totaling $11.8 million as of December 31, 2011, of which $5.3 million were classified as nonperforming. For more information regarding nonperforming assets, see section below entitled “Nonperforming Assets.”

Investment Securities

The amortized cost and fair value of our securities portfolio at December 31, 2011 were both $143.5 million compared with $178.3 million and $181.9 million, respectively, at December 31, 2010. All investment securities are accounted for as available for sale and are recorded at fair value with unrealized gains and losses charged to accumulated other comprehensive income. The investment securities portfolio at December 31, 2011 consisted of mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”), municipal bonds, investment grade corporate bonds and the common stock of two publicly traded entities. All of our MBSs and CMOs were issued by either a Government Sponsored Enterprise (“GSE”), such as Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) or the government-owned Government National Mortgage Association (“Ginnie Mae”). We did not own any corporate issued, or private label, CMOs at December 31, 2011.

Due to purchase accounting, the amortized cost basis of our securities portfolio was reset to acquisition date fair value and no unrealized gains or losses existed at that date. At December 31, 2011, our portfolio had $525,000 of unrealized gains and $507,000 of unrealized losses. None of our securities had been in an unrealized loss position for more than a twelve month period.

During 2011, the portfolio decreased by a net of $38.4 million, or 21%, as we restructured the portfolio and de-leveraged the balance sheet after the Piedmont Investment by paying off all outstanding FHLB advances. The overall net decline in portfolio balances were primarily due to certain increases and decreases within the portfolio. New securities purchases in 2011 totaled $201.1 million. Proceeds from the sale of available for sale securities totaled $209.1 million with a related $3.9 million net gain on the sales. Proceeds from maturing investments and cash flows from MBSs and CMOs totaled $29.0 million. Amortization of premiums on available for sale securities totaled $2.2 million.

The following tables summarize the amortized costs and market value of available for sale securities at the dates indicated:

	Successor Company		Predecessor Company
	At December 31, 2011		At December 31, 2010		At December 31, 2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	cost	value	cost	value	cost	value
			(Dollars in thousands)
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$-	$-	$9,346	$9,838	$12,235	$12,683
Mortgage-backed	19,452	19,364	38,080	39,725	58,767	60,203
Collateralized mortgage obligations	82,192	82,095	76,554	78,450	70,301	70,863
Municipal	13,281	13,514	51,068	50,618	48,820	49,029
Corporate bonds	28,042	27,966	2,777	2,769	-	-
Marketable equity	519	565	441	516	402	345

Total	$143,486	$143,504	$178,266	$181,916	$190,525	$193,123

We also owned $8.7 million of FHLB stock at December 31, 2011 compared with $10.5 million at December 31, 2010 with the decline related to net redemptions in the predecessor period. This stock is recorded at cost and is classified separately from investment securities available for sale.

Non-Interest Earning Assets

Total non-interest earning assets increased to $109.3 million at December 31, 2011 from $78.1 million at December 31, 2010. This increase was primarily due to our deferred tax assets and recognition of goodwill and other intangibles through purchase accounting in connection with the Piedmont Investment.

Net deferred tax assets increased from $7.7 million at December 31, 2010 to $30.2 million at December 31, 2011. The deferred tax asset in the successor period represented, among other items, the tax impact of purchase accounting fair value adjustments as well as predecessor company net operating losses that are available to be carried forward and used to offset future taxable income.

Beginning with the Piedmont Investment and the application of purchase accounting at acquisition, we have evaluated our deferred tax assets to determine whether a valuation allowance is necessary. In conducting this evaluation, we considered all available evidence, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. This evaluation included, but was not limited to: (1) available carry back potential to offset federal tax; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with deferred tax assets; (3) potential tax planning strategies; and (4) future projected taxable income. Our assessment of future projected taxable income considered significant changes which occurred throughout the Company because of the recapitalization and change in control. These changes include improved capital levels, improved asset quality, significant management and organizational improvements, improved liquidity and improved risk management processes. These factors have significantly improved the Company’s earnings potential in the successor period. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we concluded that at December 31, 2011, a valuation allowance was not required.

Goodwill and other intangibles totaled $20.0 million and $2.2 million, respectively, at December 31, 2011. Goodwill represents the excess of purchase price in the Piedmont Investment over the fair value of acquired net assets, including non-controlling interests. As part of our valuation of net assets, we also identified and recorded the value of customer deposit relationships, or core deposit intangible, as an other intangible asset. The core deposit intangible is being amortized over its estimated useful life using an accelerated method.

Partially offsetting the increase in non-interest earning assets, foreclosed assets declined by $6.1 million in 2011. We continue to work aggressively to resolve our problem assets, including dispositions and, as appropriate, write downs of other real estate owned and other foreclosed assets.

Deposits

Total deposits at December 31, 2011 were $674.4 million compared with $724.4 million at December 31, 2010 reflecting a $50.0 million net decline. Despite the 7% decrease in total deposits during 2011, there were significant changes in mix of deposits within the portfolio which served to improve our level of core, retail deposits. We decreased non-core, wholesale time deposits by $67.6 million from $179.6 million at December 31, 2010 to $112.0 million at December 31, 2011. In contrast, we increased non-interest bearing demand deposits by $29.2 million, or 47%, growing from $62.0 million at the prior year end, to $91.2 million at December 31, 2011. Other interest-bearing, non-maturity deposits declined by a total of $12.1 million during the year. The results of these changes had a positive impact on our deposit mix, weighting our portfolio more heavily towards low cost, core deposits.

The composition of the deposit portfolio, by category, at December 31, 2011 was as follows: 46% in time deposits, 22% in interest-bearing deposits, 14% in non-interest bearing demand deposits, 11% in money market and 7% in statement savings. The composition of the deposit base, by category, at December 31, 2010 was as follows: 52% in time deposits, 20% in interest-bearing deposits, 10% in money market, 9% in non interest-bearing demand deposits and 9% in statement savings.

At December 31, 2011, time deposits of $100,000 or more totaled $226.1 million, which was a significant decrease from $302.9 million at December 31, 2010. The Company regularly utilized brokered certificates of deposit (“CDs”) as an alternative funding source in predecessor periods. However, our current strategy focuses on decreasing our dependence on wholesale funding and aims to increase low cost, core deposits. We decreased brokered deposits from $160.5 million at December 31, 2010 to $111.6 million at December 31, 2011. Additionally, we decreased reciprocal time deposits in the Certificate of Deposit Account Registry Service (“CDARS”) program from $19.0 million at December 31, 2010 to $457,000 at December 31, 2011. At December 31, 2011, brokered deposits, which include CDARS deposits, represented approximately 17% of our total deposits compared to 25% at December 31, 2010.

Borrowings

Total borrowings decreased by $152.5 million, or 93%, from $164.7 million at December 31, 2010 to $12.2 million at December 31, 2011. Outstanding borrowings at December 31, 2011 consisted of $6.8 million in subordinated term loans issued to a non-affiliated financial institution and $5.4 million in junior subordinated debt issued in the form of trust preferred securities. Outstanding borrowings at December 31, 2010 consisted of $142.0 million in long-term FHLB advances, $7.0 million in short-term FHLB advances, $7.5 million in subordinated term loans and $8.2 million in junior subordinated debt issued in the form of trust preferred securities. To de-leverage the balance sheet and reduce our reliance on non-core funding sources, we redeemed all outstanding FHLB advances in the successor period. After the fair value premium that was recorded in purchase accounting, we recognized a loss of $237,000 on the prepayment of these advances.

Stockholders’ Equity

Total stockholders’ equity was $143.1 million at December 31, 2011, which was a significant increase from the balance of $79.0 million at December 31, 2010 primarily due to the Piedmont Investment on November 18, 2011. Common stock totaled approximately $28,000 at December 31, 2011 and represented the par value of outstanding shares at that date. Additional paid-in capital totaled $117.4 million at December 31, 2011 and included the $75.0 million Piedmont Investment as well as non-controlling common stock recorded at acquisition date fair value. Preferred stock increased from $23.4 million to $24.4 million and common stock warrants decreased from $2.4 million to $1.3 million at December 31, 2010 and 2011, respectively, as these preferred shares and common stock warrants, both of which were issued to the U.S. Treasury pursuant to the Troubled Asset Relief Program capital purchase program (“TARP CPP”), were adjusted to fair value in purchase accounting.

DISCUSSION OF RESULTS OF OPERATIONS FOR THE SUCCESSOR COMPANY FOR THE PERIOD NOVEMBER 19, 2011 THROUGH DECEMBER 31, 2011

Net loss, before adjusting for the effective dividend on preferred stock, totaled $148,251 for the successor period of November 19 through December 31, 2011. After adjusting for $182,012 in dividends and discount accretion on preferred stock, net loss attributable to common shareholders was $330,263, or ($0.01) per diluted share. Annualized return on average assets for the successor period was (0.13%) and return on total average equity was (0.85%).

Net Interest Income

Net interest income totaled $3.4 million for the period of November 19, 2011 through December 31, 2011. Tax equivalent net interest margin for this period was 3.24%, which was an increase from 2.98% in the predecessor period of January 1 through November 18, 2011 and from 3.18% in the predecessor year ended December 31, 2010. Although our net interest margin improved in the successor period, our elevated balance of low-yielding, interest-bearing cash weighed on net interest margin as our investment portfolio restructuring was in process during the period. A significant portion of our funds to be invested was not invested in the securities portfolio until late in the successor period.

Yield on earning assets for the successor period was 4.45% and the cost of interest-bearing liabilities was 1.41%. Yield on earning assets for the predecessor period of January 1 through November 18, 2011 and the predecessor year ended December 31, 2010 was 4.96% and 5.57%, respectively, and the cost of interest-bearing liabilities for the same periods was 2.20% and 2.67%, respectively. Accretion of the discount on purchased non-impaired loans added $306,000 to net interest income in the successor period and increased earning asset yields by 0.29%. Net amortization of purchase accounting adjustments on interest-bearing liabilities increased net interest income by $452,000 in the successor period and lowered funding costs by 0.50%. The remaining 0.21% decline in funding costs from the predecessor period of January 1 to November 18, 2011 was due to re-pricing of deposits.

Total average earning assets for the successor period was $865.4 million, which was comprised of $563.5 million in loans, $196.1 million in Fed funds sold and other overnight investments and $105.8 million in investment securities. Total average interest-bearing liabilities for the period were $740.3 million and included $582.9 million in interest-bearing deposits, $145.3 million in long-term borrowings and $12.1 million in short-term borrowings. For more information regarding components of our net interest income and net interest margin, see section below entitled “Net Interest Income and Net Interest Margin.”

Provision for Loan Losses

Provision for loan losses for the successor period of November 19 through December 31, 2011 was $227,000, which reflects estimated losses inherent in loans originated in the successor period. Our loan loss provision and allowance for loan losses to total loans originated in the successor period was 2.03%. The purchased loan portfolio was adjusted to fair value at acquisition and no additional impairment on purchased loans was evident during the successor period. Because of the fair value adjustment in purchase accounting, there were no charge offs in the successor period.

Non-Interest Income

Non-interest income for the successor period November 19 through December 31, 2011 was $484,070. The largest components of non-interest income were approximately $187,000 in customer service fees (which include non sufficient funds fees, debit card commissions, ATM surcharges and other deposit account related fees), approximately $170,000 in mortgage loan related fees, $103,000 in earnings on cash value of bank owned life insurance and $30,000 in service charges on deposit accounts. Other miscellaneous income totaled $91,000, which included dividends from non-marketable equity investments, non-yield enhancing loan fees, brokerage referral fees and net gains in the fair market value of our interest rate swaps. Also during the successor period, we recognized a loss on the disposal of available for sale securities and fixed assets of $55,000 and $41,000, respectively.

Non-Interest Expense

Non-interest expense totaled $4.3 million for the successor period of November 19 through December 31, 2011. Expenses in the period were impacted by various non-recurring items related to the Piedmont Investment, including restructuring of the Company’s management team and business lines. The largest components of non-interest expense were personnel, occupancy, data processing, loan-related costs and a loss on the early redemption of FHLB advances.

Total personnel costs for the successor period were $2.4 million, which included $703,000 of severance and contract termination payments to former members of the Company’s staff and executive management. As of December 31, 2011, the Company employed 172 full-time equivalent employees at fifteen full-service branch offices and various administrative support departments. Occupancy expenses were $436,000 for the successor period and include the cost of leasing branch and administrative facilities, depreciation on fixed assets, repairs and maintenance on facilities and assets as well as certain enterprise software licensing costs.

Data processing expenses were $241,000 for the successor period. Data processing expenses include the cost to maintain our loan, deposit and general ledger accounts, data line expenses related to the interconnectivity of our systems and the cost to provide various electronic banking services such as internet banking and ATM processing. Loan and collection related expenses are comprised of expenses related to the acquisition, servicing and disposition of foreclosed assets and other professional fees associated with the origination of loans such as filing fees, legal expenses, loan appraisals and credit report expense. Total loan and collection related fees for the period totaled $231,000, which included $162,000 in acquisition and servicing fees for foreclosed assets and $69,000 in other loan expenses.

The total of all other non-interest expenses was $978,000 for the successor period. The largest components of this include a $237,000 prepayment penalty on the early redemption of FHLB advances, $242,000 in professional fees and $141,000 in FDIC deposit insurance premiums.

Income Taxes

Because of the improvement in our earnings prospects following the Piedmont Investment, we determined that there was sufficient positive evidence to indicate that we would likely realize the full value of our deferred tax assets over time and therefore established no valuation allowance against deferred tax assets in purchase accounting. Thus, in the successor period of November 19 through December 31, 2011, we recorded a tax benefit of $520,000, which was based on the pre-tax loss in the period adjusted for non-taxable investment and earnings on life insurance as well as non-deductible merger costs.

DISCUSSION OF RESULTS OF OPERATIONS FOR THE PREDECESSOR COMPANY FOR THE PERIOD JANUARY 1, 2011 THROUGH NOVEMBER 18, 2011

Net loss, before adjusting for the effective dividend on the preferred stock, totaled $13.5 million for the predecessor period of January 1 through November 18, 2011. After adjusting for $1.5 million in dividends and discount accretion on preferred stock, net loss attributable to common shareholders for the period was $15.1 million or ($1.57) per diluted share. Annualized return on average assets for the predecessor period was (1.63%) and return on total average equity was (21.25%).

Net Interest Income

Net interest income totaled $22.4 million for the predecessor period of January 1 through November 18, 2011. Tax equivalent net interest margin for this period was 2.98%, which was a decrease from 3.18% in the predecessor year ended December 31, 2010. Yield on earning assets for the period was 4.96%, and the cost of interest-bearing funds was 2.20%. Total average earning assets for the period was $887.0 million, which was comprised of $641.2 million in loans, $41.0 million in Fed funds sold and other overnight investments and $204.9 million in investment securities. Total average interest-bearing liabilities for the period were $798.6 million and included $640.6 million in deposits, $152.9 million in long-term borrowings and $5.1 million in short-term borrowings.

Provision for Loan Losses

Provision for loan losses for the predecessor period of January 1 through November 18, 2011 was $16.7 million. The continued elevated loan loss provision as compared to prior years was due to continued deterioration of loan quality from the recent economic downturn which significantly impacted housing prices and commercial real estate values. Because of the predecessor company’s reliance on non-owner occupied real estate lending, falling real estate value severely impacted the Company’s loan portfolio and increased charge off levels. In the predecessor period of January 1 through November 18, 2011, net charge offs totaled $14.8 million, or 2.53% of average loans, compared with $17.2 million, or 2.45% of average loans, in the predecessor year ended December 31, 2010. Provisions for loan losses were charged to income to adjust the allowance for loan losses to an appropriate level based on the Company’s allowance methodology. For a more detailed discussion of the provision of loan losses and the established reserve, see the section entitled “Analysis of Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the predecessor period of January 1 through November 18, 2011 totaled $8.1 million and was benefited significantly from $4.0 million in net gains on the sale of securities primarily due to the portfolio restructuring resulting from the Piedmont Investment. The Predecessor Company also recorded an other-than-temporary impairment charge of $48,000 on a marketable equity security. This impairment charge was recorded as a reduction to non-interest income. Excluding securities gains and the impairment, the largest components of non-interest income were $1.4 million in customer service fees, $1.2 million in mortgage related revenue, $756,000 in earnings on cash value of bank owned life insurance and $240,000 in service charges on deposit accounts. Other miscellaneous non-interest income was $519,000 and included brokerage referral fees, non-yield enhancing loan origination and modification fees and dividends from non-marketable equity investments.

Non-Interest Expense

Non-interest expense totaled $27.3 million for predecessor period of January 1 through November 18, 2011. The largest component of non-interest expense for the period was personnel related costs of $12.8 million. Personnel expense included approximately $1.6 million of severance and contract termination payments to former members of the Company’s staff and executive management. Other components included $3.5 million in occupancy expense, $3.1 million in loan and collection expense, $2.8 million in professional fees, $1.6 million in data processing and $1.3 million in FDIC insurance premiums.

Of the $2.8 million in professional fees for the period, $828,000 were consulting related, $479,000 were legal expenses and $438,000 were related to accounting and auditing costs. Of these amounts, $1.2 million in legal and consulting fees were incurred which were directly attributable to the Piedmont Investment transaction. Other professional fees include director fees, various forms of insurance coverage, contract employee costs and other fees paid for services of industry professionals. Included in the period’s insurance expense was a nonrecurring cost to extend the Predecessor Company’s Directors and Officers liability insurance coverage for a six-year period.

Of the $3.1 million in loan and collection related expenses for the period, $2.9 million were associated with the acquisition, ongoing servicing and disposition of foreclosed assets. Foreclosed asset related expenses include $1.5 million of valuation write-downs, $1.2 million of acquisition and ongoing servicing expenses and $218,000 of net losses on disposition. The other $222,000 in loan and collection related expenses were for filing fees, credit reports and appraisals and other expenses associated with the loan origination process.

The total of all other non-interest expenses was $2.3 million and included advertising and marketing expense, office supplies and printing, telephone expenses and other operating costs.

Income Taxes

No income tax benefit was recorded for predecessor period of January 1 through November 18, 2011. Based on the Company’s evaluation of the deferred tax asset in the predecessor period, it was determined that the valuation allowance should be increased by the income tax effect of losses in the period. The valuation allowance on deferred tax assets at December 31, 2010 was $2.1 million with a net deferred tax asset after valuation allowance of $7.7 million. The valuation allowance was increased by $5.0 million in the predecessor period from January 1 through November 18, 2011, reflecting a full reserve on current period income taxes.

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

Net Interest Income

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

The interest rate environment was relatively stable for the past twenty-four months from January 2009 through December 2010. The percentage of our total loan portfolio that carry variable rates of interest based on the Prime rate or LIBOR (London Inter Bank Offered Rate) increased to 43% at December 31, 2010 compared to 42% at year end 2009. In advance of and during this low trough of interest rates, the Company successfully implemented loan floors on many of its variable rate loans. This permitted a more stable yield on the loan portfolio than had floors not been in place. The average yield on the loan portfolio fell by only 16 basis points between 2009 and 2010 due primarily to the origination of new or renewing loans in the lower rate environment. From a cost of funds perspective, costs associated with both time deposits and borrowings continued to decline in the stable environment due to the fixed rate, term maturity nature of those instruments. Rates on time deposits and borrowings were fixed over the term of the instrument and have been renegotiated upon maturity at a lower rate of interest. Rates on other non-maturity deposits such as savings and money market accounts have continued to drop and can be changed at the Company’s discretion. The cost of interest-bearing demand deposit accounts increased during 2010 as a result of the Rewards high-yield checking account product introduced in 2009.

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

Provision for Loan Losses

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

Non-Interest Income

Total non-interest income was $4.9 million in 2010 compared to $4.3 million for 2009. The $585,000 or 14% increase was driven primarily by increased revenue from our mortgage loan department. In the first quarter of 2010, the Company launched a correspondent mortgage platform to supplement the traditional brokered originations done in the past. Mortgage loan related revenue for 2010 contains two components: revenue from those loans originated and brokered to investors and gains on sales of loans originated in the Company’s name and subsequently sold to the investors. Total mortgage loan related revenue increased by 58% or $573,000 to $1.6 million in 2010 compared to $997,000 for 2009. The increase was driven by strong refinance activity and increased margins on each loan originated.

Service charges and other customer service fees on deposit accounts totaled $1.8 million for 2010, a $171,000 or 10% increase over the $1.7 million in 2009. The two largest components of this category were NSF charges of $777,000, which actually declined by $114,000 from $891,000 last year, and ATM related fees of $729,000, which increased by $252,000 from $477,000 last year. ATM related fees include debit card commissions which have been driven higher due to the success of our high-yield checking product.

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

The Company is focused on the generation of non-interest income by focusing on deposit and cash management services that add value for our customers. Roughly 37% of our total non-interest income in 2010 was attributable to the mortgage loan division. Mortgage originations and sales are interest rate driven and the environment in 2010 was very conducive to refinancing activity.

Non-Interest Expenses

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

Income Taxes

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

Deferred tax assets are recognized for temporary deductible differences and operating loss and tax credit carryforwards. A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Evaluating the need for and amount of a valuation allowance requires judgment and analysis of the positive and negative evidence. Included in our analysis, which receives significant weight, is the three-year cumulative loss test. The cumulative loss test calculates the cumulative pre-tax income (loss) over the preceding twelve quarter period. If the Company is in a cumulative loss position, management performs an evaluation of the positive and negative evidence to determine whether a valuation allowance is necessary. As of December 31, 2010, the Company did not pass the cumulative loss test by $12.4 million. Management has evaluated, among other factors, historical pre-tax earnings, projected future earnings, credit quality trends, taxable temporary differences and the cause and probability of recurrence of those circumstances leading to current taxable losses in evaluating the need for a valuation allowance.

At December 31, 2010, our recorded net deferred tax asset was $9.8 million compared to $6.3 million at December 31, 2009. Management has concluded that a portion of the net deferred tax asset may not be fully realizable and established a valuation analysis in the amount of $2.1 million. The Company will continue to monitor deferred tax assets closely to evaluate the level and/or need for a valuation allowance. Significant negative trends in credit quality, losses from operations, or significant deviations from forecasted future financial results could impact our ability to fully realize the deferred tax asset in the future.

NET INTEREST INCOME and margin analysis

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following table sets forth information relating to average balances of the Company's assets and liabilities for the successor period from November 19 to December 31, 2011, the predecessor period of January 1 through November 18, 2011 and the predecessor years ended December 31, 2010 and 2009. The table reflects the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. Non-accrual loans are included in the average loan balance.

	Successor Company			Predecessor Company
	November 19, 2011			January 1, 2011
	through			through
	December 31, 2011			November 18, 2011
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
(Dollars in thousands)

Interest-earning assets:
Loan portfolio	$563,528	$4,252	6.26%	$641,187	$31,569	5.60%
Investment securities(1)	105,784	313	2.70%	204,887	6,198	3.99%
Federal funds and other interest-earning assets	196,065	45	0.03%	40,971	82	0.23%

Total interest-earning assets	865,377	4,610	4.45%	887,045	37,849	4.96%

Non-interest-earning assets	109,969			53,961

Total assets	$975,346			$941,006

Interest-bearing liabilities:
Deposits:
Interest-bearing NOW	$147,061	183	1.03%	$148,228	2,157	1.66%
Money market and savings	114,529	94	0.68%	131,544	913	0.79%
Time deposits	321,316	340	0.88%	360,813	7,444	2.35%
Short-term borrowings	12,132	18	1.25%	5,065	78	1.76%
Long-term debt	145,282	624	3.56%	152,922	4,853	3.61%
Total interest-bearing liabilities	740,320	1,259	1.41%	798,572	15,445	2.20%

Other liabilities	90,013			70,087

Total liabilities	830,333			868,659

Stockholders’ equity	145,012			72,347
Total liabilities and stockholders’ equity	$975,345			$941,006

Net interest income and interest rate spread		$3,351	3.04%		$22,404	2.76%

Net interest margin			3.24%			2.98%

Ratio of average interest-earning assets to average interest-bearing liabilities	116.89%			111.08%

(1)	Investment security income and average rate shown tax adjusted for non-taxable municipal securities.

	Predecessor Company
	For the Years Ended December 31,
	2010			2009
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
(Dollars in thousands)

Interest-earning assets:
Loan portfolio	$722,150	$43,420	6.01%	$777,275	$47,989	6.17%
Investment securities	193,812	7,326	4.37%	201,204	8,203	4.51%
Federal funds and other interest-earning assets	15,255	34	0.22%	7,177	14	0.20%

Total interest-earning assets	931,217	50,780	5.57%	985,656	56,206	5.79%

Non-interest-earning assets	56,327			75,317

Total assets	$987,544			$1,060,973

Interest-bearing liabilities:
Deposits:
Interest-bearing NOW	$121,589	3,061	2.52%	$60,556	1,053	1.74%
Money market and savings	132,053	1,503	1.14%	134,885	1,848	1.37%
Time deposits	401,338	11,621	2.90%	449,844	16,970	3.77%
Short-term borrowings	28,249	419	1.48%	102,227	1,705	1.67%
Long-term debt	152,910	5,718	3.74%	126,255	5,045	4.00%
Total interest-bearing liabilities	836,139	22,322	2.67%	873,767	26,621	3.05%

Other liabilities	63,068			65,579

Total liabilities	899,207			939,346

Stockholders’ equity	88,337			121,627
Total liabilities and stockholders’ equity	$987,544			$1,060,973

Net interest income and interest rate spread		$28,458	2.90%		$29,585	2.74%

Net interest margin			3.18%			3.09%

Ratio of average interest-earning assets to average interest-bearing liabilities	111.37%			112.81%

NONPERFORMING ASSETS

Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. Loans are generally classified as nonaccrual if they are past due for a period of more than 90 days, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or as partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower in accordance with the contractual terms.

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Assets acquired as a result of foreclosure are recorded at estimated fair value in other real estate. Any excess of cost over estimated fair value at the time of foreclosure is charged to the allowance for loan losses. Valuations are periodically performed on these properties, and any subsequent write-downs are charged to earnings. Routine maintenance and other holding costs are included in non-interest expense.

A loan is classified as a troubled debt restructuring (“TDR”) by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company grants concessions by (1) reduction of the stated interest rate for the remaining original life of the debt or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The Company does not generally grant concessions through forgiveness of principal or accrued interest.

The Company’s policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely. If a borrower was materially delinquent on payments prior to the restructuring but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward until demonstrated performance under new terms. Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status. The Company closely monitors these loans and ceases accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.

The table below sets forth, for the periods indicated, information about our nonaccrual loans, loans past due 90 days or more and still accruing interest, total nonperforming loans (nonaccrual loans plus loans past due 90 days or more and still accruing interest), and total nonperforming assets.

	Successor
	Company
	at	Predecessor Company
	December 31,	at December 31,
	2011	2010	2009	2008	2007
		(Dollars in thousands)
Nonaccrual loans:
Construction	$-	$16,835	$6,692	$7,696	$2,190
Real estate - commercial	-	7,633	4,655	365	417
Real estate - residential	-	4,166	2,758	4,448	-
Home equity loans and lines	-	1,314	1,314	82	106
Commercial and industrial	-	616	2,706	503	13
Consumer loans	-	5	9	-	-
Total nonaccrual loans	-	30,569	18,134	13,094	2,726

Accruing loans past due 90 days or more (1)	22,888	-	381	-	-
Total nonperforming loans	22,888	30,569	18,515	13,094	2,726

Real estate owned	8,167	13,574	6,306	1,716	272
Repossessed assets	1,255	1,950	-	-	-
Total nonperforming assets	$32,310	$46,093	$24,821	$14,810	$2,998

Restructured loans in accrual status not included above	$-	$8,601	$13,691	$-	$-

Allowance for loan losses	$227	$20,702	$17,567	$12,585	$8,273

Allowance for loan losses to period end loans held for investment, predecessor	NA	3.06%	2.31%	1.60%	1.22%

Allowance for loan losses to loans originated subsequent to Piedmont Investment, successor	2.03%	NA	NA	NA	NA

Allowance for loan losses to nonperforming loans, predecessor	NA	67.72%	94.88%	96.12%	303.45%

Nonperforming loans to period end loans held for investment	4.14%	4.52%	2.44%	1.53%	0.40%

Nonperforming assets to total assets	3.87%	4.74%	2.40%	1.53%	0.36%

(1)	Nonaccrual loans generally include loans for which full collection of principal and interest is not expected or loans past due greater than 90 days. Due to accounting for purchased impaired loans following the Piedmont Investment, all loans at December 31, 2011 exhibiting these characteristics were included in an acquired loan pool and were therefore accreting interest based on the applicable pool yield. Therefore, these loans are classified as accruing loans past due 90 days or more and are considered nonperforming at December 31, 2011.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through periodic charges to earnings in the form of a provision for loan losses. Increases to the allowance for loan losses occur as a result of provisions charged to operations and recoveries of amounts previously charged-off, and decreases to the allowance occur when loans are charged-off. Management evaluates the adequacy of our allowance for loan losses on at least a quarterly basis. The evaluation of the adequacy of the allowance for loan losses includes loans evaluated collectively for impairment and loans evaluated individually for impairment and involves considerations of adverse conditions affecting a borrower’s ability to repay, collateral values, historical loan loss experience, current delinquency levels and trends, loan growth, loan portfolio composition, industry diversification, prevailing economic conditions and all other relevant factors.

Because of the Piedmont Investment on November 18, 2011, our assets and liabilities were adjusted to fair value at acquisition, and the allowance for loan losses was eliminated. The allowance for loan losses of $227,000 at December 31, 2011 represented losses incurred on new loans originated in the successor period. Our methodology for evaluating the allowance for loan losses applies to all loans originated subsequent to the Piedmont Investment and purchased loans not identified as impaired at acquisition. For purchased impaired loans, we update estimates of cash flows expected to be collected each reporting period, and probable decreases in cash flows are charged to the provision for loan losses.

We use an internal grading system to assign the degree of inherent risk on each loan in the portfolio. The risk grade is initially assigned by the lending officer and reviewed by the loan administration function. The internal risk grading system is reviewed and tested periodically by an independent third party credit review firm. Our allowance for loan losses model uses the Company’s internal loan grading system to segment each category of loans by risk grade. The Company’s internal grading system is comprised of nine different risk classifications. Generally, loans with a risk grade of 1 through 6 demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan. These loans are evaluated collectively for impairment. Loans with a risk grade of 7 through 9 are generally considered impaired and are individually evaluated for impairment. Certain risk grade 7 loans which continue to accrue interest and have not been restructured are not considered impaired.

The loss rates applied to loans with a risk grade of 1 through 6 are determined based on historical charge-off rates and certain qualitative factors. For each loan type, we calculate the average historical charge-off rate over a two year period. Additionally, we add qualitative factors which reflect current economic conditions and trends. Together, these two components comprise the loss rates for loans evaluated collectively for impairment.

Loans that are identified through the Company’s internal loan grading system as impaired are evaluated individually for impairment. When management believes a real estate collateral-supported loan will be downgraded from a risk grade 6 to a risk grade 7, a new appraisal is ordered. Each loan is analyzed to determine the net value of collateral and an estimate of loss. The net value of collateral per our analysis is determined using various subjective discounts, selling expenses and a review of the assumptions used to generate the current appraisal. If the analysis of a real estate collateral-supported loan results in an estimated loss, a specific reserve is recorded. When an impaired loan is determined to be collateral dependent and the borrower or guarantors no longer demonstrate the ability of willingness to service the debt, the loan is written down to its fair value.

Our regulators, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about all relevant information available to them at the time of their examination. Any adjustments to original estimates are made in the period in which the factors and other considerations indicate that adjustments to the allowance for loan losses are necessary.

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated:

	Successor Company		Predecessor Company
	At December 31,		At November 18,		At December 31,
	2011		2011		2010
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
(Dollars in thousands)

Real estate - commercial	$126	55.95%	$8,263	54.34%	$5,345	51.06%
Real estate - residential	39	12.27%	2,052	11.96%	1,360	12.05%
Construction loans	21	15.35%	6,411	17.54%	9,775	20.79%
Commercial and industrial loans	30	7.18%	2,805	7.16%	2,689	7.10%
Home equity loans and lines of credit	8	9.13%	2,962	8.43%	1,453	8.43%
Loans to individuals	3	0.12%	101	0.57%	80	0.57%

Total allowance	$227	100.00%	$22,594	100.00%	$20,702	100.00%

	Predecessor Company
	At December 31,
	2009		2008		2007
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
(Dollars in thousands)

Real estate - commercial	$5,811	47.28%	$6,003	59.82%	$3,771	51.85%
Real estate - residential	1,075	12.73%	103	2.43%	130	2.70%
Construction loans	6,439	23.58%	3,694	20.47%	2,362	27.18%
Commercial and industrial loans	2,854	7.28%	1,953	9.68%	1,536	10.77%
Home equity loans and lines of credit	1,134	8.48%	469	6.91%	334	6.69%
Loans to individuals	254	0.65%	363	0.69%	140	0.81%

Total allowance	$17,567	100.00%	$8,273	100.00%	$8,273	100.00%

The following table presents information regarding changes in the allowance for loan losses for the years indicated:

	Successor
	Company	Predecessor Company
	November 19,	January 1,
	2011	2011
	through	through
	December 31,	November 18,	At or for the Year Ended December 31,
	2011	2011	2010	2009	2008	2007
			(Dollars in thousands)

Balance at beginning of period	$-	$20,702	$17,567	$12,585	$8,273	$6,945

Charge-offs:
Construction loans	-	9,500	5,518	3,290	277	-
Real estate - commercial	-	2,592	4,071	24	503	213
Commercial and industrial loans	-	1,832	1,999	1,819	1,363	89
Real estate - residential	-	1,588	6,406	1,717	-	45
Loans to individuals	-	25	68	90	44	15
Total charge-offs	-	15,537	18,062	6,940	2,187	362

Recoveries:
Commercial and industrial loans	-	114	408	116	4	5
Real estate - commercial	-	38	39	-	3	-
Construction loans	-	464	242	270	-	-
Real estate - residential	-	92	158	10	-	-
Loans to individuals	-	3	3	-	7	1
Total recoveries	-	711	850	396	14	6

Net charge-offs	-	14,826	17,212	6,544	2,173	356

Provision for loan losses	227	16,718	20,347	11,526	6,485	1,684

Balance at end of period, predecessor	-	22,594	$20,702	$17,567	$12,585	$8,273

Acquisition adjustment for Piedmont Investment	-	(22,594)

Balance at end of period, successor	$227	$-

Average loans held for investment outstanding for the period	$563,528	$641,187	$722,150	$777,275	$741,629	$615,322

Ratio of net loan charge-offs to average loans held for investment	0%	2.63%	2.38%	0.84%	0.29%	0.06%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management involves the ability to fund the needs and requirements of depositors and borrowers, paying operating expenses and ensuring compliance with regulatory liquidity requirements. To ensure the Company is positioned to meet immediate and future cash demands, we rely on internal analysis of liquidity, knowledge of current economic and market trends and forecasts of future conditions. Investment portfolio principal payments and maturities, loan principal payments, deposit growth, brokered deposit sources, and available borrowings from the FHLB, the Federal Reserve Bank and a federal funds line are the primary sources of liquidity for the Company. Our primary uses of liquidity are repayments of borrowings, disbursements of loan proceeds and investment purchases. The Company’s liquidity and capital levels were both significantly benefited by the Piedmont Investment of $75.0 million in cash on November 18, 2011. After the investment and the subsequent Tender Offer, Piedmont owns approximately 88% of our outstanding common stock.

At December 31, 2011, liquid assets (which include cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) totaled $168.9 million, which represented 20% of total assets and 25% of total deposits. Supplementing this on-balance sheet liquidity, the Company has available off-balance sheet liquidity in the form of lines of credit from various correspondent banks which totaled $281.5 million at December 31, 2011. At December 31, 2011, outstanding commitments for undisbursed lines of credit and letters of credit totaled $108.7 million and outstanding capital commitments to a private investment fund were $238,000. We believe that the aggregate liquidity position of the Company is sufficient to meet deposit maturities and withdrawals, borrowing commitments and loan funding requirements. Core deposits (total deposits less brokered deposits), one of our most stable sources of liquidity, together with common equity capital funded $681.5 million, or 82%, of total assets at December 31, 2011 compared with $619.5 million, or 64%, of total assets at December 31, 2010.

Total stockholders’ equity was $143.1 million at December 31, 2011, which was a significant increase from the balance of $79.0 million at December 31, 2010 primarily due to the consummation of the Piedmont Investment on November 18, 2011. Common stock totaled approximately $28,000 at December 31, 2011 and represented the par value of outstanding shares at that date. Additional paid-in capital totaled $117.4 million at December 31, 2011 and included the $75.0 Piedmont Investment as well as non-controlling common stock recorded at acquisition date fair value. Preferred stock increased from $23.4 million to $24.4 million and common stock warrants decreased from $2.4 million to $1.3 million at December 31, 2010 and 2011, respectively, as these preferred shares and common stock warrants, both of which were issued to the U.S. Treasury pursuant to the TARP CPP, were adjusted to fair value in purchase accounting.

At December 31, 2011, the Company had a leverage ratio of 10.68%, a Tier 1 capital ratio of 14.26%, and a total risk-based capital ratio of 15.27%. These ratios exceed all federal regulatory capital requirements. The Company’s tangible equity to tangible assets ratio increased from 8.06% as of December 31, 2010 to 14.87% as of December 31, 2011, and its tangible common equity to tangible assets ratio increased from 5.65% as of December 31, 2010 to 11.87% as of December 31, 2011. The Bank is currently operating under additional capital requirements which call for the maintenance of a Tier 1 leverage ratio and total risk-based capital ratio of 8.00% and 11.00%, respectively. At December 31, 2011, the Bank had a leverage ratio of 10.19% and a total risk-based capital ratio of 14.64%, both of which exceeded the additional capital requirements.

Critical Accounting Policies

We have identified accounting policies that are the most critical to fully understand and evaluate the Company’s reported financial results. These critical accounting policies require management’s most difficult, subjective or complex judgments and result from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. The following have been identified as are our critical accounting policies:

•	Fair value measurements resulting from purchase accounting,
•	Determination of the allowance for loan losses,
•	Accounting for purchased credit-impaired loans,

•	Valuation of foreclosed assets,
•	Valuation allowance on deferred tax assets, and
•	Evaluation of investment securities for other-than-temporary impairment.

For additional information regarding our critical accounting policies, see Note B of the Notes to Consolidated Financial Statements appearing in Item 8 below.

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

Quarterly Financial Data

(dollars in thousands, except per share data)

	Year Ended December 31, 2011					Year Ended December 31, 2010
	Successor
	Company	Predecessor Company				Predecessor Company
	Nov 19 thru	Oct 1 thru	Third	Second	First	Fourth	Third	Second	First
	Dec 31, 2011	Nov 18, 2011	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Operating Data:
Total interest income	$4,610	$5,320	$10,884	$10,875	$10,770	$11,717	$12,277	$13,361	$13,425
Total interest expense	1,259	2,054	4,127	4,529	4,735	5,069	5,466	5,823	5,964
Net interest income	3,351	3,266	6,757	6,346	6,035	6,648	6,811	7,538	7,461
Provision for loan losses	227	2,207	4,452	3,035	7,024	5,209	4,948	8,389	1,801
Net interest income after provision	3,124	1,059	2,305	3,311	(989)	1,439	1,863	(851)	5,660
Non-interest income	484	4,511	1,444	1,076	1,042	1,464	1,315	1,090	1,045
Non-interest expense	4,276	5,597	6,753	7,832	7,100	6,993	6,636	7,155	6,186
Income (loss) before income taxes	(668)	(27)	(3,004)	(3,445)	(7,047)	(4,090)	(3,458)	(6,916)	519
Provision for income taxes	(520)	-	-	-	-	433	(1,574)	(2,906)	(23)
Net income (loss)	$(148)	$(27)	$(3,004)	$(3,445)	$(7,047)	$(4,523)	$(1,884)	$(4,010)	$542
Efective dividend on preferred stock	(182)	(233)	(442)	(437)	(427)	(425)	(423)	(421)	(419)
Net income (loss) for common shares	$(330)	$(260)	$(3,446)	$(3,882)	$(7,474)	$(4,948)	$(2,307)	$(4,431)	$123

Securities gains/(losses)	$(55)	$3,691	$188	$10	$101	$25	$-	$-	$-

Per Share Data:
Earnings (loss) per share- basic	$(0.01)	$0.00	$(0.36)	$(0.40)	$(0.78)	$(0.52)	$(0.24)	$(0.46)	$0.01
Earnings (loss) per share - diluted	(0.01)	$0.00	(0.36)	(0.40)	(0.78)	(0.52)	(0.24)	(0.46)	0.01

Recent Accounting Pronouncements

For recently issued accounting pronouncements that may affect the Company, see Note B of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to the meet the financing needs of our customers. See Note P to the consolidated financial statements for more information regarding these commitments and contingent liabilities.

Item 7a – quantitative and qualitative disclosures about market risk

We intend to reach our strategic financial objectives through the effective management of market risk. Like many financial institutions, the Company’s most significant market risk exposure is interest rate risk. Our primary goal in managing interest rate risk is to minimize the effect that changes in interest rates have on earnings and capital. This is accomplished through the active management of asset and liability portfolios, which includes the strategic pricing of asset and liability accounts and ensuring a proper maturity combination of assets and liabilities. The goal of these activities is the development of maturity and repricing opportunities in our portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. Our overall interest rate risk position is maintained within a series of policies approved by the Board of Directors and guidelines established and monitored by the Bank’s Asset/Liability Committee (“ALCO”).

To measure, monitor, and report on our interest rate risk position, we begin with two models: (1) net interest income at risk which measures the impact on net interest income over the next twelve months to immediate, or “rate shock,” and slow, or “rate ramp,” changes in market interest rates; and (2) net economic value of equity that measures the impact on the present value of all net interest income-related principal and interest cash flows of an immediate change in interest rates. Net interest income at risk is designed to measure the potential impact of changes in market interest rates on net interest income in the short term. Net economic value of equity, on the other hand, is a long-term view of interest rate risk. Finally, gap analysis (the difference between the amount of balance sheet assets and liabilities repricing within a specified time period) is used as a secondary measurement of our interest rate risk position. All of these models are subject to ALCO-established guidelines and are monitored regularly.

In calculating our net interest income at risk, we start with a base amount of net interest income that is projected over the next twelve months, assuming that the yield curve remains unchanged over the period. Our existing balance sheet assets and liabilities are adjusted by the amount and timing of transactions that are forecasted to occur over the next twelve months. That yield curve is then “shocked,” or moved immediately, ±100, ±200, ±300 and ±400 basis points in a parallel fashion, or at all points along the yield curve. Two new twelve-month net interest income projections are then developed using the same balance sheet and forecasted transactions, but with the new yield curves, and compared to the base scenario. We also perform the calculations using interest rate ramps, which are ±100, ±200, ±300 and ±400 basis point changes in interest rates that are assumed to occur gradually over the next twelve-month period, rather than immediately as with interest-rate shocks.

Net economic value of equity is based on the change in the present value of all net interest income-related principal and interest cash flows for changes in market rates of interest. The present value of existing cash flows with the yield curve serves as the base case. We then apply an immediate parallel shock to that yield curve of ±100 and ±200 basis points and recalculate the cash flows and related present values.

Key assumptions used in the models described above include the timing of cash flows, the maturity and repricing of balance sheet assets and liabilities, changes in market conditions, and interest-rate sensitivities of our customer liabilities with respect to the interest rates paid and the level of balances. These assumptions are inherently uncertain and, as a result, the models cannot precisely calculate future net interest income or predict the impact of changes in interest rates on net interest income and economic value. Actual results could differ from simulated results due to the timing, magnitude and frequency of changes in interest rates and market conditions, changes in spreads and management strategies, among other factors. Projections of potential future streams of net interest income are assessed as part of our forecasting process.

Net Interest Income at Risk Analysis. The following table presents the estimated exposure of net interest income for the next twelve months, calculated at December 31, 2011 and 2010, due to an immediate and gradual shift in interest rates. Estimated incremental exposures set forth below are dependent on our assumptions about asset and liability sensitivities under various interest rate scenarios, such as those previously discussed, and do not reflect any actions management may undertake in order to mitigate some of the adverse effects of interest rate changes on the Company’s financial performance.

Net Interest Income at Risk
(dollars in thousands)	Estimated Exposure to
	Net Interest Income
	Successor	Predecessor
	Company	Company
Rate change	2011	2010

+100 basis points ramp	$142	$297
-100 basis point ramp	(61)	524

+200 basis point ramp	637	712
-200 basis point ramp	(542)	665

+300 basis point ramp	1,454	1,325
-300 basis point ramp	(1,026)	532

+400 basis point ramp	2,369	2,107
-400 basis point ramp	(1,391)	230

Net Economic Value of Equity Analysis. The following table presents estimated EVE exposures, calculated at December 31, 2011 and 2010, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

Net Economic Value of Equity	Estimated Exposure to
(dollars in thousands)	Net Economic Value of Equity
	Successor	Predecessor
	Company	Company
Rate Change	2011	2010

+100 basis point shock	$774	$994
-100 basis point shock	(1,691)	(272)

+200 basis point shock	2,312	(1,598)
-200 basis point shock	(959)	2,351

While the measures presented in the tables above are not a prediction of future net interest income or valuations, they do suggest that if all other variables remained constant, in the short term, falling interest rates would lead to net interest income that is lower than it would otherwise have been and rising rates would lead to higher net interest income. Other important factors that impact the levels of net interest income are balance sheet size and mix; interest-rate spreads; the slope, how quickly or slowly market interest rates change and management actions taken in response to the preceding conditions.

Interest Rate Gap Analysis. As a part of our interest rate risk management policy, we calculate an interest rate “gap.” Interest rate “gap” analysis is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The “gap” is the difference between the amounts of such assets and liabilities that are subject to repricing. A “positive” gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a declining interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a decrease in the yield on its assets greater than the decrease in the cost of its liabilities and its net interest income should be negatively affected. Conversely, the yield on its assets for an institution with a positive gap would generally be expected to increase more quickly than the cost of funds in a rising interest rate environment, and such institution’s net interest income generally would be expected to be positively affected by rising interest rates. Changes in interest rates generally have the opposite effect on an institution with a “negative gap.”

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011 that are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and NOW or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans or investments. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions. Variable rate loans which have interest rate floors that are currently in effect are presented as if they were fixed rate loans and repricing is presented at maturity.

	Terms to Repricing at December 31, 2011
		More Than	More Than
	1 Year	1 Year to	3 Years to	More Than
	or Less	3 Years	5 Years	5 Years	Total
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans receivable:
Real estate - commercial	$87,252	$123,140	$62,393	$37,530	$310,315
Real estate - residential	18,451	21,870	9,010	17,673	67,004
Construction loans	54,089	16,504	13,143	194	83,930
Commercial and industrial loans	13,049	17,431	7,165	1,789	39,434
Home equity lines and loans	2,573	3,172	2,216	40,979	48,940
Loans to individuals	1,797	994	504	5	3,300
Interest-earning deposits with banks	1,773	-	-	-	1,773
Federal funds sold	14,745	-	-	-	14,745
Investment securities available for sale	7,425	15,025	30,457	90,597	143,504
Federal Home Loan Bank stock	8,669	-	-	-	8,669

Total interest-earning assets	$209,823	$198,136	$124,888	$188,767	$721,614

INTEREST-BEARING LIABILITIES:
Deposits:
Money market, NOW and savings	$273,424	$-	$-	$-	$273,424
Time	127,052	128,157	54,570	-	309,779
Short-term borrowings	-	-	-	-	-
Long-term debt	-	-	-	12,216	12,216

Total interest-bearing liabilities	$400,476	$128,157	$54,570	$12,216	$595,419

INTEREST SENSITIVITY GAP PER PERIOD	$(190,653)	$69,979	$70,318	$185,220	$134,864

CUMULATIVE INTEREST SENSITIVITY GAP	$(190,653)	$(120,674)	$(50,356)	$134,864	$134,864

CUMULATIVE GAP AS A PERCENTAGE OF TOTAL INTEREST-EARNING ASSETS	-26.11%	-16.52%	-6.90%	18.47%	18.47%

CUMULATIVE INTEREST-EARNING ASSETS AS A PERCENTAGE OF CUMULATIVE INTEREST-BEARING LIABILITIES	52.39%	77.17%	91.37%	122.65%	122.65%

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Crescent Financial BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

Crescent Financial BANCSHARES, INC. AND SUBSIDIARY

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	65

Consolidated Balance Sheets
as of December 31, 2011 (Successor) and December 31, 2010 (Predecessor)	66

Consolidated Statements of Operations
for the period of November 19 to December 31, 2011 (Successor), the period of
January 1 to November 18, 2011 (Predecessor), and the years ended December 31, 2010
and 2009 (Predecessor)	67

Consolidated Statements of Comprehensive Income (Loss)
for the period of November 19 to December 31, 2011 (Successor), the period of
January 1 to November 18, 2011 (Predecessor), and the years ended December 31, 2010
and 2009 (Predecessor)	68

Consolidated Statements of Changes in Stockholders’ Equity
for the period of November 19 to December 31, 2011 (Successor), the period of
January 1 to November 18, 2011 (Predecessor), and the years ended December 31, 2010
and 2009 (Predecessor)	69

Consolidated Statements of Cash Flows
for the period of November 19 to December 31, 2011 (Successor), the period of
January 1 to November 18, 2011 (Predecessor), and the years ended December 31, 2010
and 2009 (Predecessor)	71

Notes to Consolidated Financial Statements	73

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Crescent Financial Bancshares, Inc. and Subsidiary

Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Crescent Financial Bancshares, Inc. (formerly Crescent Financial Corporation) and Subsidiary (the “Company”) as of December 31, 2011 (Successor) and 2010 (Predecessor), and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the period from November 19, 2011 through December 31, 2011 (Successor), the period from January 1, 2011 through November 18, 2011 (Predecessor) and the years ended December 31, 2010 and 2009 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crescent Financial Bancshares, Inc. (formerly Crescent Financial Corporation) and Subsidiary as of December 31, 2011 (Successor) and 2010 (Predecessor), and the results of their operations and their cash flows for the period November 19, 2011 through December 31, 2011 (Successor), the period January 1, 2011 through November 18, 2011 (Predecessor) and the years ended December 31, 2010 and 2009 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina

March 30, 2012

See accompanying notes.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2011 (Successor) and December 31, 2010 (Predecessor)

	Successor	Predecessor
	Company	Company
	2011	2010
ASSETS

Cash and due from banks	$8,843,873	$8,372,969
Interest-earning deposits with banks	1,773,064	2,663,210
Federal funds sold	14,745,000	38,070,000
Investment securities available for sale, at fair value (Note D)	143,503,848	181,916,229
Mortgage loans held for sale	3,841,412	5,689,853

Loans held for investment (Note E)	552,877,060	676,803,069
Allowance for loan losses (Note E)	(227,000)	(20,702,000)
NET LOANS HELD FOR INVESTMENT	552,650,060	656,101,069

Federal Home Loan Bank stock, at cost	8,669,300	10,521,700
Premises and equipment, net (Note F)	10,285,794	11,585,920
Investment in life insurance	19,261,443	18,482,993
Foreclosed assets	9,422,056	15,523,592
Deferred tax asset, net	30,190,593	7,732,232
Goodwill	20,015,194	-
Other intangibles, net	2,229,747	692,942
Other assets	9,071,796	15,665,809
TOTAL ASSETS	$834,503,180	$973,018,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$91,215,170	$62,043,933
Savings	46,840,021	64,772,708
Money market and NOW	226,583,947	220,749,043
Time (Note H)	309,779,448	376,817,639
TOTAL DEPOSITS	674,418,586	724,383,323

Short-term borrowings (Note I)	-	7,000,000
Long-term debt (Note I)	12,215,901	157,748,000
Accrued expenses and other liabilities	4,809,240	4,871,837
TOTAL LIABILITIES	691,443,727	894,003,160

Commitments (Notes E, J and P)

Stockholders’ Equity (Note S)
Preferred stock, no par value, 5,000,000 shares authorized, 24,900 shares issued and outstanding on December 31, 2011 and 2010	24,442,303	23,379,651
Common stock, $0.001 par value, 75,000,000 shares authorized, 28,412,059 shares issued and outstanding at December 31, 2011, $1 par value, 20,000,000 shares authorized; 9,664,059 shares issued and outstanding at December 31, 2010	28,412	9,664,059
Common stock warrant	1,325,372	2,367,368
Additional paid-in capital	117,434,029	74,634,362
Accumulated deficit	(181,555)	(32,917,437)
Accumulated other comprehensive income	10,892	1,887,355

TOTAL STOCKHOLDERS’ EQUITY	143,059,453	79,015,358

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$834,503,180	$973,018,518

See accompanying notes.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Periods From November 19 to December 31, 2011 (Successor), From January 1 to November 18, 2011 (Predecessor) and Years Ended December 31, 2010 and 2009 (Predecessor)

	Successor Company	Predecessor Company
	November 19	January 1
	to	to	Years
	December 31,	November 18,	Ended December 31,
	2011	2011	2010	2009
INTEREST AND FEE INCOME
Loans held for investment	$4,252,165	$31,569,206	$43,420,274	$47,989,636
Investment securities available for sale	312,922	6,198,399	7,326,013	8,202,708
Interest-earning deposits with banks	1,674	5,229	3,435	8,227
Federal funds sold	42,849	76,557	30,931	5,827

TOTAL INTEREST AND FEE INCOME	4,609,610	37,849,391	50,780,653	56,206,398

INTEREST EXPENSE
Money market, NOW and savings deposits	276,541	3,070,506	4,563,840	2,900,719
Time deposits	339,527	7,443,732	11,621,285	16,969,642
Short-term borrowings	18,340	78,228	418,583	1,704,511
Long-term debt	624,316	4,852,812	5,718,644	5,045,638

TOTAL INTEREST EXPENSE	1,258,724	15,445,278	22,322,352	26,620,510

NET INTEREST INCOME	3,350,886	22,404,113	28,458,301	29,585,888

PROVISION FOR LOAN LOSSES (Note E)	227,000	16,718,118	20,347,277	11,526,066

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,123,886	5,685,995	8,111,024	18,059,822

NON-INTEREST INCOME
Mortgage origination revenue	23,413	252,722	478,718	922,615
Service charges and fees on deposit accounts	216,565	1,616,714	1,833,805	1,662,949
Earnings on life insurance	103,222	756,438	883,688	885,858
Gain (loss) on sale of available for sale securities	(55,172)	3,989,628	25,421	870,072
Gain on sale of mortgage loans	146,248	987,718	1,091,952	74,595
Loss on sale or disposal of assets	(40,876)	(887)	(11,401)	(3,024)
Impairment of marketable equity security	-	(47,897)	-	(197,575)
Impairment of nonmarketable equity security	-	-	-	(406,802)
Other (Note L)	90,670	518,659	607,736	519,474

TOTAL NON-INTEREST INCOME	484,070	8,073,095	4,909,919	4,328,162

NON-INTEREST EXPENSE
Salaries and employee benefits	2,399,155	12,787,298	12,763,483	11,834,747
Occupancy and equipment	436,353	3,488,782	3,988,617	3,542,206
Net (gain) loss on foreclosed assets	(8,881)	1,563,194	818,495	44,609
Data processing	240,508	1,557,489	1,581,565	1,418,308
FDIC insurance premiums	140,587	1,308,337	1,513,111	1,918,712
Other loan related expense	231,288	1,543,738	1,766,727	680,453
Professional services	241,639	2,774,135	1,910,755	1,534,598
Goodwill impairment	-	-	-	30,233,049
Other (Note L)	595,558	2,259,175	2,622,046	2,735,953

TOTAL NON-INTEREST EXPENSE	4,276,207	27,282,148	26,964,799	53,942,635

INCOME (LOSS) BEFORE INCOME TAXES	(668,251)	(13,523,058)	(13,943,856)	(31,554,651)

INCOME TAX EXPENSE (BENEFIT) (Note K)	(520,000)	-	(4,069,636)	(1,328,700)

NET INCOME (LOSS)	(148,251)	(13,523,058)	(9,874,220)	(30,225,951)

Effective dividend on preferred stock (Note S)	182,012	1,539,105	1,689,137	1,616,757
Net income available (loss attributed) to common shareholders	$(330,263)	$(15,062,163)	$(11,563,357)	$(31,842,708)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.01)	$(1.57)	$(1.21)	$(3.33)
Diluted	$(0.01)	$(1.57)	$(1.21)	$(3.33)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	28,353,053	9,586,167	9,579,633	9,569,290
Diluted	28,353,053	9,586,167	9,579,633	9,569,290

See accompanying notes.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Periods From November 19 to December 31, 2011 (Successor), From January 1 to November 18, 2011 (Predecessor) and Years Ended December 31, 2010 and 2009 (Predecessor)

	Successor Company	Predecessor Company
	November 19	January 1
	to	to	Years
	December 31,	November 18,	Ended December 31,
	2011	2011	2010	2009

NET INCOME (LOSS)	$(148,251)	$(13,523,058)	$(9,874,220)	$(30,225,951)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(37,447)	1,153,289	1,078,284	2,249,496
Tax effect	14,438	(444,593)	(415,679)	(867,181)
Reclassification of losses due to impairment recognized in net loss	-	47,897	-	197,575
Tax effect	-	(18,466)	-	(76,165)
Reclassification of (gains) losses recognized in net loss	55,172	(3,989,628)	(25,421)	(870,072)
Tax effect	(21,271)	1,538,001	9,801	335,413
Net of tax amount	10,892	(1,713,499)	646,985	969,066
Cash flow hedging activities:
Unrealized holding gain (loss) on cash flow
Hedging activities	-	136,518	(284,094)	(294,934)
Tax effect	-	(42,480)	109,513	113,697
Reclassification of loss recognized in net loss due to termination of hedge accounting for swaps	-	93,029	-	-
Tax effect	-	(35,864)	-	-

Net of tax amount	-	151,203	(174,581)	(181,237)

Total other comprehensive income (loss)	10,892	(1,562,296)	472,404	787,829

COMPREHENSIVE INCOME (LOSS)	$(137,359)	$(15,085,354)	$(9,401,816)	$(29,438,122)

See accompanying notes.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Periods From November 19 to December 31, 2011 (Successor),
From January 1 to November 18, 2011 (Predecessor) and Years Ended December 31, 2010 and 2009 (Predecessor)

								Accumulated
					Common	Additional	Retained	other	Total
	Preferred stock		Common stock		stock	paid-in	earnings	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	warrants	capital	(deficit)	income	equity

Predecessor Company
Balance at December 31, 2008	-	$-	9,626,559	$9,626,559	$-	$74,349,299	$10,488,628	$627,122	$95,091,608

Net loss	-	-	-	-	-	-	(30,225,951)	-	(30,225,951)

Other comprehensive income	-	-	-	-	-	-	-	787,829	787,829

Expense recognized in connection with stock options and restricted stock	-	-	-	-	-	180,595	-	-	180,595

Preferred stock transaction:
Issuance of preferred stock	24,900	24,900,000	-	-	-	-	-	-	24,900,000
Issuance of warrant	-	(2,367,368)	-	-	2,367,368	-	-	-	-

Accretion of discount on preferred stock	-	402,882	-	-	-	-	(402,882)	-	-

Preferred stock dividend	-	-	-	-	-	-	(1,213,875)	-	(1,213,875)

Balance at December 31, 2009	24,900	22,935,514	9,626,559	9,626,559	2,367,368	74,529,894	(21,354,080)	1,414,951	89,520,206

Net loss	-	-	-	-	-	-	(9,874,220)	-	(9,874,220)

Other comprehensive income	-	-	-	-	-	-	-	472,404	472,404

Expense recognized in connection with stock options and restricted stock	-	-	-	-	-	141,968	-	-	141,968

Issuance of restricted stock, net of deferred compensation	-	-	37,500	37,500	-	(37,500)	-	-	-

Accretion of discount on preferred stock	-	444,137	-	-	-	-	(444,137)	-	-

Preferred stock dividend	-	-	-	-	-	-	(1,245,000)	-	(1,245,000)

Balance at December 31, 2010	24,900	$23,379,651	9,664,059	$9,664,059	$2,367,368	$74,634,362	$(32,917,437)	$1,887,355	$79,015,358

See accompanying notes.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
Periods From November 19 to December 31, 2011 (Successor),
From January 1 to November 18, 2011 (Predecessor) and Years Ended December 31, 2010 and 2009 (Predecessor)

								Accumulated
					Common	Additional	Retained	other	Total
	Preferred stock		Common stock		stock	paid-in	earnings	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	warrant	capital	(deficit)	income	equity
Predecessor Company
Balance at December 31, 2010	24,900	$23,379,651	9,664,059	$9,664,059	$2,367,368	$74,634,362	$(32,917,437)	$1,887,355	$79,015,358

Net loss	-	-	-	-	-	-	(13,523,058)	-	(13,523,058)

Other comprehensive loss	-	-	-	-	-	-	-	(1,562,296)	(1,562,296)

Expense recognized in connection with stock options and restricted stock	-	-	(2,000)	(2,000)	-	115,198	-	-	113,198

Recapitalization of common stock from $1.00 to $0.001 par value	-	-	-	(9,652,397)	-	9,652,397	-	-	-

Accretion of discount on preferred stock	-	432,397	-	-	-	-	(432,397)	-	-

Preferred stock dividend	-	-	-	-	-	-	-	-	-

Balance at November 18, 2011	24,900	23,812,048	9,662,059	9,662	2,367,368	84,401,957	(46,872,892)	325,059	64,043,202

Successor Company
Balance at November 18, 2011	24,900	$24,408,999	28,412,060	$28,412	$1,325,372	$117,388,028	$-	$-	$143,150,811

Net loss	-	-	-	-	-	-	(148,251)	-	(148,251)

Other comprehensive income	-	-	-	-	-	-	-	10,892	10,892

Expense recognized in connection with stock options and restricted stock	-	-	-	-	-	44,414	-	-	44,414

Restricted stock, forfeited	-	-	-	-	-	1,587	-	-	1,587

Accretion of discount on preferred stock	-	33,304	-	-	-	-	(33,304)	-	-

Preferred stock dividend	-	-	-	-	-	-	-	-	-

Balance at December 31, 2011	24,900	$24,442,303	28,412,060	$28,412	$1,325,372	$117,434,029	$(181,555)	$10,892	$143,059,453

See accompanying notes.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods From November 19 to December 31, 2011 (Successor),
From January 1 to November 18, 2011 (Predecessor) and Years Ended December 31, 2010 and 2009 (Predecessor)

	Successor Company	Predecessor Company
	November 19	January 1
	to	to	Years
	December 31,	November 18,	Ended December 31,
	2011	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(148,251)	$(13,523,058)	$(9,874,220)	$(30,225,951)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	74,080	863,245	1,000,544	938,178
Stock based compensation	46,001	115,198	141,968	180,595
Provision for loan losses	227,000	16,718,118	20,347,277	11,526,066
Accretion on purchased loans	(2,728,414)	-	(958,343)	(285,593)
Amortization of core deposit intangible	30,515	117,421	133,349	133,349
Amortization of (premium) discount on deposits	(468,323)	-	40,431	109,730
Accretion of discount on long-term debt	17,158	-	-	-
Loss (gain) on mortgage loan commitments	43,875	(205,472)	-	-
Net gain on sales of mortgage loans	(190,123)	(782,246)	(1,035,552)	-
Originations of mortgage loans held-for-sale	(16,420,673)	(67,492,393)	(73,011,585)	-
Proceeds from sales of mortgage loans	17,357,246	69,376,630	68,357,284	-
Purchase of loan to be held for sale	-	-	-	(3,651,505)
Proceeds from sale of loan held for sale	-	-	-	3,726,100
(Gain) loss on sale of loans	-	58,243	-	(74,595)
Net increase in cash surrender value life insurance	(103,222)	(756,438)	(824,607)	(846,468)
Deferred income taxes	(520,000)	(5,016,475)	(3,834,125)	(2,077,407)
Deferred tax asset valuation allowance	-	5,016,475	2,104,000	-
Loss (gain) on sale of available for sale securities	55,172	(3,989,628)	(25,421)	(870,072)
Net amortization of premiums on available for sale securities	174,798	2,016,072	1,477,580	970,221
Loss on impairment of marketable equity security	-	47,897	-	197,575
Loss on impairment of nonmarketable equity security	-	-	-	406,802
Loss on impairment of goodwill	-	-	-	30,233,049
Net (gain) loss on disposal of foreclosed assets	-	218,091	(64,272)	(3,741)
Valuation adjustments related to foreclosed assets	-	1,491,220	942,600	48,349
Loss on disposition of assets	40,876	887	11,401	3,024
Loss on prepayment of FHLB advances	237,000	-	-	-
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(179,971)	1,373,579	265,016	(919,000)
(Increase) decrease in other assets	1,592,814	3,306,709	(4,537,339)	(4,006,862)
Increase (decrease) in accrued interest payable	(269,670)	(300,871)	(124,802)	(483,216)
Increase (decrease) in accrued expenses and other liabilities	(2,505,921)	2,028,965	919,875	166,153

Net cash provided by (used in) operating activities	(3,638,033)	10,682,169	1,394,659	5,194,781

See accompanying notes.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Periods From November 19 to December 31, 2011 (Successor),
From January 1 to November 18, 2011 (Predecessor) and Years Ended December 31, 2010 and 2009 (Predecessor)

	Successor Company	Predecessor Company
	November 19	January 1
	to	to
	December 31,	November 18,
	2011	2011	2010	2009

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale	(113,402,494)	(87,722,370)	(21,232,508)	(167,674,519)
Proceeds from maturities and repayments of investment securities available for sale	1,482,982	27,502,396	28,142,899	38,659,372
Proceeds from sale of securities available for sale	57,516,800	151,602,702	3,896,986	42,820,152
Loan originations and principal collections, net	10,767,799	39,181,342	39,864,623	9,964,259
Purchases of premises and equipment	(75,358)	(143,088)	(725,306)	(1,957,311)
Proceeds from disposals of other assets	933	-	59,365	-
Proceeds from sale of foreclosed assets	1,697,098	5,598,373	8,649,950	5,172,202
Cost to complete foreclosed assets	(1,250)	-	(200,229)	-
Proceeds from sale of loans	655,426	12,654,001	7,810,558	-
(Purchase)/redemption of Federal Home Loan Bank stock	-	1,852,400	1,254,800	(4,512,500)

Net cash provided by (used in) investing activities	(41,358,064)	150,525,756	67,521,138	(77,528,345)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$(3,402,629)	$(52,188,053)	$1,708,274	$7,642,133
Net increase (decrease) in short-term borrowings	-	6,000,000	(67,000,000)	36,294,000
Net increase (decrease) in long-term debt	(152,365,388)	(13,000,000)	15,000,000	26,000,000
Proceeds from issuance of common stock	-	75,000,000	-	-
Proceeds from issuance of preferred stock and common stock warrant	-	-	-	24,900,000
Dividends paid on preferred stock	-	-	(1,245,000)	(1,058,250)

Net cash provided by (USED in) financing activities	(155,768,017)	15,811,947	(51,536,726)	93,777,883

NET INCERASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(200,764,114)	177,019,872	17,379,071	21,444,319

CASH AND CASH EQUIVALENTS, BEGINNING	226,126,051	49,106,179	31,727,108	10,282,789

CASH AND CASH EQUIVALENTS, ENDING	$25,361,937	$226,126,051	$49,106,179	$31,727,108

Supplemental information (Notes C and U)

See accompanying notes.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND OPERATIONS

Crescent Financial Bancshares, Inc. (the “Company”), is a holding company incorporated under the laws of Delaware on March 28, 2011 and is a successor company to Crescent Financial Corporation (“CFC”) through a reincorporation of CFC which occurred on November 15, 2011. In the reincorporation, all shares of CFC’s outstanding common stock, $1.00 par value, were converted to shares of the Company’s common stock, $0.001 par value. CFC was a bank holding company incorporated under the laws of North Carolina on June 29, 2001. The Company operates for the primary purpose of serving as the holding company for Crescent State Bank (“CSB” or the “Bank”).

In addition, the Company also has an interest in Crescent Financial Capital Trust I (the “Trust”). The Trust was formed for the sole purpose of issuing trust preferred securities and is not consolidated with the financial statements of the Company. The proceeds from such issuances were loaned to the Company in exchange for subordinated debentures, which are the sole assets of the Trusts. The Company’s obligation under the subordinated debentures constitutes a full and unconditional guarantee by the Company of the Trust’s obligations under the trust preferred securities. The Trust has no operations other than those that are incidental to the issuance of the trust preferred securities.

CSB was incorporated December 22, 1998 and began banking operations on December 31, 1998. CSB is engaged in general commercial and retail banking in Wake, Johnston, Lee, Moore and New Hanover Counties, North Carolina, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. CSB is subject to periodic examinations by those regulatory authorities.

On November 18, 2011, the Company completed the issuance and sale to Piedmont Community Bank Holdings, Inc. (“Piedmont”) of 18,750,000 shares of common stock for $75.0 million in cash (the “Piedmont Investment”). As part of its investment, Piedmont also made a tender offer to the Company’s stockholders commencing on November 8, 2011 to purchase up to 67% (6,442,105 shares) of our outstanding common stock at a price of $4.75 per share (“Tender Offer”). Pursuant to the Tender Offer, Piedmont purchased 6,128,423 shares of the Company’s common stock for $29.1 million. As a result of the Piedmont Investment and the Tender Offer, Piedmont owns approximately 88% of our outstanding common stock.

Upon closing of the Piedmont Investment, J. Adam Abram, Chairman of Piedmont, was named Chairman of Crescent Financial Bancshares, Inc., and Scott Custer, President and Chief Executive Officer of Piedmont, became Chief Executive Officer of Crescent Financial Bancshares, Inc. In addition, the Board of Directors of Crescent Financial Bancshares, Inc. has been restructured to include eight designees of Piedmont, including Mr. Abram and Mr. Custer, as well as four continuing Company directors, including Messrs. Brent D. Barringer, James A. Lucas Jr., Charles A. Paul III and Jon S. Rufty. These four existing Company directors were also appointed to the Board of Directors of Piedmont.

Basis of Presentation

The accompanying consolidated financial statements include the accounts and transactions of Crescent Financial Bancshares, Inc. and its predecessor, Crescent Financial Corporation, as well as the Company’s wholly-owned subsidiary, Crescent State Bank. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, purchase accounting fair value adjustments related to the Piedmont Investment and the valuation of deferred tax assets.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-earning deposits with banks and federal funds sold.

Securities Available for Sale

Available for sale securities are carried at fair value and consist of debt and equity securities not classified as trading or held to maturity. Unrealized holding gains and losses on available for sale securities are reported as a net amount in other comprehensive income, net of related tax effects. Gains and losses on the sale of available for sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Each available for sale security in a loss position is evaluated for other-than-temporary impairment on at least a quarterly basis. The review includes an analysis of the facts and circumstances of each individual investment such as (1) the length of time and the extent to which the fair value has been below cost, (2) changes in the earnings performance, credit rating, asset quality, or business prospects of the issuer, (3) the ability of the issuer to make principal and interest payments, (4) changes in the regulatory, economic, or technological environment of the issuer, and (5) changes in the general market condition of either the geographic area or industry in which the issuer operates.

Regardless of these factors, if we have developed a plan to sell the security or it is likely that we will be forced to sell the security in the near future, then the impairment is considered other-than-temporary and the carrying value of the security is permanently written down to the current fair value with the difference between the new carrying value and the amortized cost charged to earnings. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the other-than-temporary impairment is separated into the following: (1) the amount representing the credit loss and (2) the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings, and the amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.

Loans Held for Investment

Loans that we have the intent and ability to hold for the foreseeable future, or until maturity, are reported at their outstanding principal adjusted for any charge-offs, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased or acquired loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to the yield of the related loan. Interest on loans is recorded based on the principal amount outstanding. The accrual of interest on impaired loans, for all classes, is discontinued when the future collectability of the recorded loan balance is in doubt. When the future collectability of the recorded loan balance is not in doubt, interest income may be recognized on the cash basis. Generally, loans are placed on nonaccrual when they are past due 90 days or more. When a loan is placed in nonaccrual status, all unpaid accrued interest is reversed and subsequent collections of interest and principal payments are generally applied as a reduction to the principal outstanding. Should the credit quality of a nonaccrual loan improve, the loan can be returned to an accrual status after demonstrating consist payment history for at least six months.

A loan is classified as a troubled debt restructuring (“TDR”) when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. In the past, we have granted concessions by (1) reduction of the stated interest rate for the remaining original life of the debt or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The Company does not generally grant concessions through forgiveness of principal or accrued interest.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Our policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely. If a borrower was materially delinquent on payments prior to the restructuring but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward. Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status. These loans are closely monitored, and we cease accruing interest on them if the borrowers may not continue performing based on the restructured note terms.

The summary below provides an overview of the types of loans we provide, or portfolio segments, including a discussion of relevant underwriting guidelines and risk characteristics. Because of the change in control transaction with Piedmont which occurred in November 2011, the acquired loan portfolio does not necessarily reflect the Bank’s current focus and lending strategy as it was modified following the Piedmont Investment. Acquired loan amounts were adjusted to estimated fair value in purchase accounting and are being serviced and managed according to the specific circumstances of each loan and borrower relationship.

Commercial and Industrial Loans. These loans are typically for working capital, equipment, and business expansion. Commercial loans are generally secured by accounts receivable, inventory, equipment and owner occupied real estate. We generally require personal guarantees of the principal business owners. Commercial loans are generally originated with one to seven year maturities for working capital and equipment loans and five to seven year maturities with 15-25 year amortizations for owner occupied real estate.

Commercial Mortgage Loans. These loans are secured principally by leased apartments, retail centers, and commercial office buildings, acquired by the borrower for both investment and owner occupied purposes. Our focus is on lending for stabilized, income producing properties and not on speculative projects. We generally require the personal guaranty of the principal business owners on all such loans. The real estate collateral is a secondary source of repayment. Commercial mortgage loans are generally originated with three-to-seven year maturities with up to 25-year amortizations.

Construction Loans. These loans are generally originated with one to five year maturities and may have an amortization feature that could extend up to 25 years. One-to-four family residential construction loans are made to borrowers who are the homeowners or to a builder where the home is pre-sold to the home owner and where the loan is repaid when the homeowner closes into the permanent mortgage market. These loans are generally originated with maturities up to 18 months in length. Construction loans are made to local, well-established, well-capitalized builders. We lend to builders in our market who have demonstrated a favorable record of performance and profitable operations.  Our loan policies require personal guarantees of the principal business owners.

Loans to Individuals, Home Equity Lines of Credit and Residential Real Estate Loans. Loans to individuals (or consumer loans) include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans. Residential real estate loans are made for purchasing and refinancing one to four family properties. We offer fixed and variable rate options but generally limit the maximum term to five to seven years for non-real estate secured loans.

Purchased Credit-Impaired Loans

Loans acquired in a transfer, including business combinations and transactions similar to the Piedmont Investment, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments, are accounted for as purchased credit-impaired (“PCI”) loans. For PCI loans, the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the PCI loans using the effective yield method, provided that the timing and the amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for PCI loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. If the Company has probable decreases in cash flows expected to be collected (other than due to decreases in interest rate indices), we charge the provision for loan losses, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in cash flows expected to be collected, we will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the loans. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for probable loan losses charged to expense. Loans are charged against the allowance for loan losses when we believe the collectability of principal is unlikely. Subsequent recoveries, if any, are credited to the allowance for loan losses. The allowance for loan losses is maintained at a level based on our best estimate of probable credit losses that are inherent in the loan portfolio. The allowance for loan losses methodology includes calculations of reserves for loans that are evaluated individually for impairment and loans that are evaluated collectively for impairment.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. These loans are evaluated individually for impairment. Reserves, or charge-offs, on individually impaired loans that are collateral dependent are based on the fair value of the underlying collateral while reserves on loans that are not collateral dependent are based on either an observable market price, if available, or the present value of expected future cash flows discounted at the historical effective interest rate. We evaluate loans that are classified as doubtful, substandard or special mention to determine whether or not they are individually impaired. This evaluation includes several factors, including review of the loan payment status and the borrower’s financial condition and operating results such as cash flows, operating income or loss, etc.

Reserves on loans collectively evaluated for impairment are determined by applying loss rates to pools of loans that are grouped according to loan collateral type and credit risk. Loss rates are based on the Company’s historical loss experience and our consideration of various qualitative and environmental factors such as adverse conditions and trends affecting our borrowers’ ability to repay, collateral values, historical loan loss experience, current delinquency levels and trends, loan growth, loan portfolio composition, industry diversification, prevailing economic conditions and other relevant factors.

Because of the Piedmont Investment, our assets and liabilities were adjusted to fair value at acquisition, and the allowance for loan losses was eliminated. The allowance for loan losses of $227,000 at December 31, 2011 represented losses incurred on new loans originated in the successor period. Our methodology for evaluating the allowance for loan losses applies to all loans originated subsequent to the Piedmont Investment and purchased loans not identified as impaired at acquisition. For PCI loans, we update estimates of cash flows expected to be collected each reporting period, and probable decreases in cash flows are charged to the allowance for loan losses through expense.

The evaluation of the allowance for loan losses is inherently subjective, and management uses the best information available to establish this estimate. However, if factors such as economic conditions differ substantially from assumptions, or if amounts and timing of future cash flows expected to be received on impaired loans vary substantially from the estimates, future adjustments to the allowance for loan losses may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about all relevant information available to them at the time of their examination. Any adjustments to original estimates are made in the period in which the factors and other considerations indicate that adjustments to the allowance for loan losses are necessary.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are classified as held for sale and are carried at the lower of cost or fair value. Upon closing, these loans, together with their servicing rights, are sold to mortgage loan investors under pre-arranged terms. Origination and service release fees are recognized upon the sale and are included in non-interest income in the consolidated statement of operations. Related to our mortgage business, we enter into interest rate lock commitments and commitments to sell mortgages. Interest rate lock commitments are entered into to manage interest rate risk associated with our fixed rate loan commitments. The period of time between the issuance of a loan commitment and the closing and sale of the loan generally ranges from 10 to 60 days. Such interest rate lock commitments and forward-loan-sale commitments represent derivative instruments which are carried at fair value. These derivative instruments do not qualify for hedge accounting. The fair value of interest rate lock commitments is based on current secondary market pricing and included on the balance sheet in the loans held for sale and on the income statement in gain on sale of mortgages. Gains and losses from the future sales of the mortgages are recognized when the Company, the borrower and the investor enter into the loan contract, and such gains and losses are recorded in non-interest income on the consolidated statements of operations.

Federal Home Loan Bank of Atlanta Stock

As a requirement for membership, we have invested in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost and is periodically evaluated for impairment.

Premises and Equipment

Land is carried at cost. Other components of premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which range from 37 - 40 years for buildings and 3 - 10 years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred, and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in earnings.

Premises and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Assets to be disposed of are transferred to other real estate owned and are reported at the lower of the carrying amount or fair value less costs to sell.

Investment in Life Insurance

We have purchased life insurance policies on certain key employees and directors. These policies are recorded in other assets at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the net cash surrender value are recorded in non-interest income.

Foreclosed Assets

Foreclosed assets include repossessed assets and other real estate owned. Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value upon foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed, and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Deferred income taxes are determined by application to temporary differences of the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

A valuation allowance is recorded for deferred tax assets if we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In future periods, we may be able to reduce some or all of the valuation allowance upon a determination that it will be able to realize such tax savings.

Goodwill and Other Intangibles

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations, including the Piedmont Investment. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

Intangible assets with finite lives are amortized over their estimated useful lives. Other intangible assets, which consist of core deposit intangibles, recognized in the Piedmont Investment are being amortized over a ten-year period using an accelerated method.

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees. Compensation cost is measured as the fair value of these awards on their date of grant. A Black-Scholes option pricing model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used as the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock options awards and as the restriction period for restricted stock awards.

Fair Value Measurements

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We follow the fair value hierarchy which gives the highest priority to quoted prices in active markets (observable inputs) and the lowest priority to the management’s assumptions (unobservable inputs). For assets and liabilities recorded at fair value, the Company’s policy is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.

We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale investment securities and derivatives are recorded at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, impaired loans and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We group assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls to a lower level in the hierarchy. These levels are described as follows:

•	Level 1 – Valuations for assets and liabilities traded in active exchange markets.

•	Level 2 – Valuations for assets and liabilities that can be obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets, and valuations are based on observable market data in those markets.

•	Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The determination of where an asset or liability falls in the fair value hierarchy requires significant judgment. We evaluate our hierarchy disclosures at each reporting period and based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect that changes in classifications between levels will be rare.

Per Share Results

Basic and diluted net income (loss) per share are computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if common stock options and warrants were exercised, resulting in the issuance of common stock that then shared in the net income (loss) of the Company.

Basic and diluted net income (loss) per share have been computed based upon net income available (loss attributed) to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Successor Company	Predecessor Company
	November 19	January 1
	to	to
	December 31,	November 18,
	2011	2011	2010	2009

Weighted average number of common shares	28,353,053	9,586,167	9,579,633	9,569,290

Effect of dilutive stock options and warrant	-	-	-	-

Effects of restricted stock	-	-	-	-

Weighted average number of common shares and dilutive potential common shares	28,353,053	9,586,167	9,579,633	9,569,290

For both the successor period from November 19 to December 31, 2011 and the predecessor period from January 1 to November 18, 2011, there were stock options for 281,667 shares and warrants for 833,705 shares which were not included in the computation of diluted earnings per share because they had no dilutive effect given the net loss in those periods. In addition, for the predecessor years ended December 31, 2010 and 2009, there were stock options for 299,611 and 430,118 shares, respectively, and the warrant for 833,705 shares which were not included in the computation of diluted earnings per share because they had no dilutive effect given the net loss in those periods.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We have determined that the Company has one significant operating segment, which is providing general commercial banking and financial services to individuals and businesses primarily located in North Carolina. Our various products and services are those generally offered by community banks, and the allocation of resources is based on the overall performance of the company versus individual regions, branches or products and services.

Subsequent Events

As part of an ongoing, focused effort to reduce the Company’s problem asset levels, we have completed various note sales to investors subsequent to December 31, 2011. The note sales included loans with carrying values totaling $11.8 million at December 31, 2011, of which $5.3 million were classified as nonperforming.

Recently Adopted and Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, to amend FASB Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. The amendments in this update eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and will require them to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement format would include the traditional income statement and the components and total other comprehensive income as well as total comprehensive income. In the two statement approach, the first statement would be the traditional income statement which would immediately be followed by a separate statement which includes the components of other comprehensive income, total other comprehensive income and total comprehensive income. The amendments in this update are to be applied retrospectively and are effective for the first interim or annual period beginning after December 15, 2011. Management does not believe that adoption of this update will have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to amend ASC Topic 820, Fair Value Measurement. The amendments in this update result in common fair value measurement and disclosure requirements in GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements and others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Many of the previous fair value requirements are not changed by this standard. The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Management does not believe that adoption of this update will have a material impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, to amend ASC Topic 320, Receivables. The amendments in this update clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a borrower is experiencing financial difficulties. The amendments in this update were effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. This update also indicates that companies should disclose the information regarding troubled debt restructurings required by paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, to amend ASC Topic 805, Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to amend ASC Topic 320, Receivables. The amendments in this update are intended to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The disclosures as of the end of a reporting period were effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

NOTE C – PIEDMONT INVESTMENT

On November 18, 2011, the Company completed the issuance and sale to Piedmont Community Bank Holdings, Inc. (“Piedmont”) of 18,750,000 shares of common stock for $75.0 million in cash (the “Piedmont Investment”). As part of its investment, Piedmont also made a tender offer to the Company’s stockholders commencing on November 8, 2011 to purchase up to 67% (6,442,105 shares) of our outstanding common stock at a price of $4.75 per share (“Tender Offer”). Pursuant to the Tender Offer, Piedmont purchased 6,128,423 shares of the Company’s common stock for $29.1 million. As a result of the Piedmont Investment and the Tender Offer, Piedmont owns approximately 88% of our outstanding common stock.

Also in connection with the closing of the Piedmont Investment, the Company amended its Supplemental Executive Retirement Plan (“SERP”). The SERP was frozen as of April 30, 2011 with no additional liability accrued beyond that date. The full balance of the SERP liability was paid out in December 2011 based on provisions of the Piedmont Investment Agreement.

Staff Accounting Bulletin (“SAB”) Topic No. 5.J, Push Down Basis of Accounting Required in Certain Limited Circumstances, indicates that push-down accounting is required in purchase transactions that result in an entity becoming substantially wholly owned. In determining whether a company has become substantially wholly owned, SEC Staff guidance indicates that push-down accounting would be required if 95% or more of the company has been acquired, permitted if 80% to 95% has been acquired, and prohibited if less than 80% of the company is acquired. The Company determined push-down accounting to be appropriate due to Piedmont’s acquisition of 88% of the Company’s outstanding common stock in the Piedmont Investment and the Tender Offer.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE C – PIEDMONT INVESTMENT (Continued)

The following table summarizes the Piedmont Investment and the Successor Company’s opening balance sheet:

Acquisition at
November 18, 2011
Fair value of assets acquired:

Cash and cash equivalents	$226,126,051
Investment securities available for sale	89,342,932
Mortgage loans held for sale	4,587,862
Loans	561,911,272
Federal Home Loan Bank stock	8,669,300
Premises and equipment	10,325,392
Deferred tax asset, net	30,267,925
Investment in life insurance	19,169,460
Foreclosed assets	10,584,003
Goodwill	20,015,193
Other intangibles	2,260,262
Other assets	10,092,656
Total assets acquired	993,352,308

Fair value of liabilities assumed:

Deposits	678,289,539
Borrowings	164,801,131
Other liabilities	7,110,829
Total liabilities assumed	850,201,498

Net assets	$143,150,810

Non-controlling interests at fair value:

Preferred stock	24,408,999
Common stock warrant	1,325,372
Common stock	42,416,439

Total non-controlling interests	68,150,810

Purchase price	$75,000,000

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available to make estimates of the fair value. While we believe the information provides a reasonable basis for estimating the fair values, we expect to obtain additional information and evidence during the measurement period (not to exceed one year from the acquisition date) that may result in changes to the estimated fair value amounts. Subsequent adjustments, if any, will be retrospectively reflected in future filings.

A summary and description of the assets, liabilities and non-controlling interests fair valued in conjunction with applying the acquisition method of accounting is as follows:

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE C – PIEDMONT INVESTMENT (Continued)

Cash and Cash Equivalents. Cash and cash equivalents, which include proceeds from the Piedmont Investment, held at acquisition date approximated fair value on that date and did not require a fair value adjustment.

Securities Available for Sale. Available for sale securities are reported at fair value at acquisition date. To account for the Piedmont Investment, the difference between the fair value and par value became the new premium or discount for each security in the investment portfolio. The fair value of investment securities is primarily based on values obtained from third party pricing models, which are based on recent trading activity for the same or similar securities. Two equity securities were valued at their respective stock market prices. Immediately prior to the acquisition, the investment securities portfolio had an amortized cost of $89.8 million and was in a net unrealized gain position of approximately $862,000.

Loans Held for Investment. All loans in the loan portfolio were adjusted to estimated fair value at the Piedmont Investment date. Upon analyzing estimated credit losses, we forecasted expected cash flows over the remaining life of each loan and discounted those expected cash flows to present value at current market interest rates for similar loans considering loan collateral type and credit quality. Based on this valuation, we recorded a loan fair value discount of approximately $43.4 million. In addition, we eliminated net deferred loan fees immediately prior to the acquisition of approximately $663,000.

Federal Home Loan Bank Stock. Our investment in FHLB stock is carried at cost. Given the option to redeem this stock at par through the FHLB, we determined that cost approximated fair value at acquisition date and made no related adjustment.

Premises and Equipment. Premises and equipment were adjusted to estimated fair value at acquisition date based on recent appraisals for bank-owned land and buildings. The total fair value adjustment reduced the book value of these assets by approximately $540,000. At acquisition, accumulated depreciation was eliminated and estimated fair value became the cost basis of these assets.

Deferred Tax Asset. The net deferred tax asset is primarily related to the recognition of differences between certain tax and book bases of assets and liabilities related to purchase accounting at the Piedmont Investment, including fair value adjustments discussed elsewhere in this section, along with federal and state net operating losses that we determined to be realizable as of the acquisition date. A valuation allowance is recorded for deferred tax assets, including net operating losses, if we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on our analysis, we determined that no valuation allowance was necessary at acquisition date. See Note K – Income Taxes for more discussion of our valuation allowance analysis.

Investment in Life Insurance. Bank-owned life insurance investments are recorded at their cash surrender value, or the amount that can be realized upon surrender. Therefore, no fair value adjustments were made to this amount at acquisition date.

Foreclosed Assets. Foreclosed assets were adjusted to estimated fair value, which includes consideration of recent appraisals and the Company’s disposition strategy, at acquisition date.

Goodwill. Goodwill represents the excess of purchase price over the fair value of acquired net assets. This acquisition was nontaxable and, as a result, there is no tax basis in the goodwill. Accordingly, none of the goodwill associated with the acquisition is deductible for tax purposes.

Other Intangibles. The only separately identifiable intangible asset we recorded at acquisition date was related to the value of the Bank’s core customer deposit relationships, or core deposit intangible. This amount represents the present value of the difference between a market participant’s cost of obtaining alternative funds and the current cost to maintain the acquired core deposit base. The present value is calculated over the estimated life of the acquired core deposit base and will be amortized on an accelerated method over a ten-year period. Deposit accounts evaluated for the core deposit intangible were demand deposit accounts, money market accounts and savings accounts. Time deposits were not included in our evaluation of the core deposit intangible.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE C – PIEDMONT INVESTMENT (Continued)

Deposits. Time deposits were not included in the core deposit intangible evaluation. Instead, a separate valuation of time deposits was conducted due to the contractual time frame associated with these liabilities. Time deposits evaluated for purchase accounting consisted of certificates of deposit (“CD’s”), brokered deposits and CD’s through the Certificate of Deposit Account Registry Services (“CDARS”). The fair value of these deposits was determined by first stratifying the deposit pool by maturity and calculating the contractual interest rates for each maturity period. Then contractual cash flows were projected by period and discounted to present value using current market interest rates for similar duration CD’s.

Outstanding balances of CDs totaled $196.5 million at acquisition date, and the estimated fair value premium totaled $4.4 million. The outstanding balance of brokered deposits was $115.0 million, and the estimated fair value premium totaled $1.6 million. The outstanding balance of CDARS was $15.5 million, and the estimated fair value premium totaled approximately $47,000. We will amortize these premiums into income as a reduction of interest expense on a level-yield basis over the weighted average time deposit terms.

Borrowings. Included in borrowings are FHLB advances as well as a subordinated term loan issued by the Bank and junior subordinated debentures issued in the form of trust preferred securities. Fair values for FHLB advances were determined by developing cash flow estimates for each advance based on scheduled principal and interest payments, contractual interest rates and prepayment penalties. Once the cash flows were determined, the current FHLB advance rate for similar maturity terms was used to discount the cash flows to the present value. The outstanding balance of FHLB advances at the acquisition date was $142.0 million, and the estimated fair value premium totaled $10.6 million. Acquired FHLB advances were prepaid shortly after the acquisition date and were not outstanding at December 31, 2011.

Fair values for the trust preferred securities and subordinated term loan were estimated by developing cash flow estimates for each of these debt instruments based on scheduled principal and interest payments. Once the cash flows were determined, a market rate for comparable debt instruments was used to discount the cash flows to their present values. Outstanding trust preferred securities and subordinated debt at the acquisition date was $8.0 million and $7.5 million, respectively, and the estimated fair value discount on each totaled $2.8 million, and $731,000, respectively. We will accrete these discounts as an increase to interest expense on a level-yield basis over the contractual term of each debt instrument.

Non-controlling Interests. Non-controlling interests include preferred stock and common stock warrants issued pursuant to the U.S. Treasury’s Troubled Asset Relief Program capital purchase program (“TARP CPP”) as well as common stock owned at the acquisition date by legacy stockholders. Preferred stock issued under the TARP CPP was valued based on forecasting expected cash flows with an assumed repayment date and discounting these cash flows based on current market yields for similar preferred stock. The discount between the estimated fair value at acquisition date and the $24.9 million liquidation value will be accreted to retained earnings over the remaining period to anticipated repayment of these securities. The common stock warrant, also issued to the U.S. Treasury, was valued using a Black-Scholes option pricing model. See Note S – Cumulative Perpetual Preferred Stock for more details.

The fair value of non-controlling common stock was estimated using the closing stock market price on the acquisition date, which was $4.39 per share, and applying this stock price to the number of outstanding non-controlling common shares at that date.

There were no indemnification assets in this transaction, nor was there any contingent consideration to be recognized. Professional and other costs related to the Piedmont Investment were expensed as incurred.

CRSCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES

The following is a summary of the securities portfolios by major classification:

	Successor Company
	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$-	$-	$-	$-
Mortgage-backed securities	19,451,556	19,641	106,853	19,364,344
Collateralized mortgage obligations	82,192,471	153,812	251,414	82,094,869
Municipals	13,280,926	263,159	30,194	13,513,891
Corporate bonds	28,041,712	38,943	114,553	27,966,102
Marketable equity	519,458	49,575	4,391	564,642

	$143,486,123	$525,130	$507,405	$143,503,848

	Predecessor Company
	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:
U.S. government securities and obligations of U.S. government agencies	$9,346,395	$492,005	$-	$9,838,400
Mortgage-backed securities	38,079,632	1,667,631	22,418	39,724,845
Collateralized mortgage obligations	76,553,621	2,022,287	126,224	78,449,684
Municipals	51,067,962	442,604	892,203	50,618,363
Corporate bonds	2,777,457	15,665	24,322	2,768,800
Marketable equity	440,757	121,082	45,702	516,137

	$178,265,824	$4,761,274	$1,110,869	$181,916,229

All mortgage-backed securities and collateralized mortgage obligations in the Company’s portfolio at December 31, 2011 and 2010 were backed by government sponsored enterprises (“GSE”s).

Proceeds from sales of available for sale securities in the successor period of November 19 to December 31, 2011 totaled $57,516,800, resulting in gross losses of $55,172. Proceeds from sales of available for sale securities in the predecessor period of January 1 to November 18, 2011 totaled $151,602,702, resulting in gross gains of $4,216,524 and gross losses of $226,896. Proceeds from sales of available for sale securities in 2010 and 2009 totaled $3,896,986 and $42,820,152, respectively, resulting in gross gains of $25,421 and $870,072, respectively. There were no losses recognized on the sale of available for sale securities in the predecessor years ended December 31, 2010 and 2009.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

The following tables summarize gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010:

	Successor Company
	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:

Mortgage-backed	$9,153,058	$106,854	$-	$-	$9,153,058	$106,854
Collateralized mortgage obligations	67,359,625	251,413	-	-	67,359,625	251,413
Municipals	2,637,330	30,194	-	-	2,637,330	30,194
Corporate bonds	15,818,502	114,553	-	-	15,818,502	114,553
Marketable equity	32,131	4,391	-	-	32,131	4,391

Total temporarily impaired securities	$95,000,646	$507,405	$-	$-	$95,000,646	$507,405

	Predecessor Company
	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:

Mortgage-backed	$984,306	$22,418	$-	$-	$984,306	$22,418
Collateralized mortgage obligations	7,274,222	126,224	-	-	7,274,222	126,224
Municipals	27,738,632	823,580	1,006,202	68,623	28,744,834	892,203
Corporate bonds	1,831,230	24,322	-	-	1,831,230	24,322
Marketable equity	-	-	36,122	45,702	36,122	45,702

Total temporarily impaired securities	$37,828,390	$996,544	$1,042,324	$114,325	$38,870,714	$1,110,869

Unrealized losses on investment securities at December 31, 2011 related to eleven GSE collateralized mortgage obligations, four GSE mortgage-backed securities, three municipal securities, seven investment grade corporate bonds and one marketable equity security. At December 31, 2011, none of our securities had been in an unrealized loss position for more than a twelve month period. Unrealized losses on investment securities at December 31, 2010 related to seven GSE collateralized mortgage obligations, one mortgage-backed security, thirty-six municipal securities, two investment grade corporate bonds and one marketable equity security.

The securities in an unrealized loss position at December 31, 2011 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because we do not intend to sell these investments and we do not believe that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, we do not consider unrealized losses on such securities to represent other-than-temporary impairment at December 31, 2011.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE D - INVESTMENT SECURITIES (Continued)

For the year ended December 31, 2009, the Company determined one marketable equity security was other than temporarily impaired and recognized a $197,575 write-down on the investment. An additional write-down of $47,897 was deemed necessary by the Predecessor Company in September 2011. The fair value of the investment at December 31, 2011, 2010 and 2009 was $33,927, $81,824 and $81,824, respectively.

At December 31, 2011 and 2010, investment securities with a carrying value of $43.9 million and $94.1 million, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value

Due within one year	$7,404,521	$7,425,233
Due after one year through five years	45,499,252	45,482,299
Due after five years through ten years	71,132,818	71,080,250
Due after ten years	18,930,074	18,951,424
Other equity securities	519,458	564,642
	$143,486,123	$143,503,848

The following table presents the amortized cost, intervals of maturities or repricings, and weighted average tax equivalent yields of our investment portfolio at December 31, 2011:

	Repricing or Maturing
	Less than	One to	Five to	Over ten
	one year	five years	ten years	years	Total
		(Dollars in thousands)
Securities available for sale:
U. S. government agencies
Balance	$-	$-	$-	$-	$-
Weighted average yield	-%	-%	-%	-%	-%
Mortgage-backed securities (1)
Balance	$1,732	$5,733	$5,515	$6,471	$19,451
Weighted average yield	3.08%	3.04%	2.94%	3.01%	3.01%
Collateralized mortgage obligations (1)
Balance	$5,213	$8,088	$58,569	$10,323	$82,193
Weighted average yield	2.54%	2.31%	2.08%	2.65%	2.20%
Municipal securities
Balance	$459	$3,636	$7,049	$2,137	$13,281
Weighted average yield	1.43%	5.81%	6.20%	7.15%	6.08%
Corporate bonds
Balance	$-	$28,042	$-	$-	$28,042
Weighted average yield	-%	3.89%	-%	-%	3.89%
Marketable equity
Balance	$-	$-	$-	$519	$519
Weighted average yield	-%	-%	-%	8.92%	8.92%
Total
Balance	$7,404	$45,499	$71,133	$19,450	$143,486
Weighted average yield	2.59%	3.65%	2.56%	3.46%	3.02%

(1) Based on contractual maturity

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT

The following is a summary of loans at December 31, 2011 and 2010:

	Successor	Predecessor
	Company	Company
	2011	2010
Real estate – commercial	$310,314,968	$345,902,319
Real estate – residential	67,004,033	81,644,508
Construction loans	83,929,770	140,848,750
Commercial and industrial loans	39,433,800	48,144,401
Home equity loans and lines of credit	48,940,064	57,125,274
Loans to individuals	3,299,958	3,838,154
Total loans	552,922,593	677,503,406
Less:
Deferred loan fees	(45,532)	(700,337)
Allowance for loan losses	(227,000)	(20,702,000)
Total	$552,650,060	$656,101,069

The Company has granted loans to certain directors and executive officers of the Company and their related interests. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and, in management’s opinion, do not involve more than the normal risk of collectability. All loans to directors and executive officers or their related interests are submitted to the Board of Directors for approval. A summary of contractual obligations due from directors, executive officers and their interests (“D&O”) follows:

Loans to directors and officers as a group at December 31, 2010	$37,689,321

Reduction in balances due to D&O stepping down in 2011	(20,628,446)
New advances to D&O	1,416,116
Payoffs and principal reductions	(1,735,997)

Loans to directors and officers as a group at December 31, 2011	$16,740,994

Purchased Credit-Impaired Loans (Successor Company)

PCI loans for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Contractually required payments	$398,339,374
Nonaccretable difference	(57,730,794)
Cash flows expected to be collected at acquisition	340,608,580
Accretable yield	(32,068,080)

Fair value of acquired loans at acquisition	$308,540,500

Accretable yield, or income expected to be collected, related to PCI loans in the successor period is as follows:

Balance, beginning of period	$32,068,080
New loans purchased	-
Accretion of income	(2,422,636)
Reclassifications from nonaccretable difference	-
Disposals	-

Balance, end of period	$29,645,444

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

The contractually required payments represent the total undiscounted amount of all uncollected contractual principal and contractual interest payments both past due and scheduled for the future, adjusted for the timing of estimated prepayments and any full or partial charge-offs prior to the Piedmont Investment. Nonaccretable difference represents contractually required payments in excess of the amount of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the initial fair value of the PCI loans, which is their fair value at the time of the Piedmont Investment. The accretable yield is accreted into interest income over the estimated life of the PCI loans using the level yield method. The accretable yield will change due to changes in:

•	the estimate of the remaining life of PCI loans which may change the amount of future interest income, and possibly principal, expected to be collected;
•	the estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference); and
•	indices for PCI loans with variable rates of interest.

For PCI loans, the impact of loan modifications is included in the evaluation of expected cash flows for subsequent decreases or increases of cash flows. For variable rate PCI loans, expected future cash flows will be recalculated as the rates adjust over the lives of the loans. At acquisition, the expected future cash flows were based on the variable rates that were in effect at that time.

Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the periods presented:

Predecessor Company
Total
At December 31, 2008	$12,585
Charge-offs	(6,941)
Recoveries	397
Provision	11,526
At December 31, 2009	$17,567

	Predecessor Company
	Commercial	Real Estate	Real Estate
	& Industrial	Commercial	Residential	Construction	Consumer	Total
At December 31, 2009	$2,856	$5,810	$2,208	$6,439	$254	$17,567
Charge-offs	(1,999)	(4,071)	(6,406)	(5,518)	(68)	(18,062)
Recoveries	242	39	158	408	3	850
Provision	1,590	3,567	6,853	8,446	(109)	20,347
At December 31, 2010	$2,689	$5,345	$2,813	$9,775	$80	$20,702
Charge-offs	(1,502)	(2,570)	(1,689)	(9,751)	(25)	(15,537)
Recoveries	105	28	92	484	2	711
Provision	1,484	5,460	3,798	5,904	72	16,718
At November 18, 2011	$2,776	$8,263	$5,014	$6,412	$129	$22,594

Successor Company
	Commercial	Real Estate	Real Estate
	& Industrial	Commercial	Residential	Construction	Consumer	Total
At November 19, 2011	$-	$-	$-	$-	$-	$-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	30	126	47	21	3	227
At December 31, 2011	$30	$126	$47	$21	$3	$227

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

The following is a summary of the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and 2010:

	At December 31, 2011
	Allowance for loan losses			Loans
	Individually	Collectively	Purchased	Individually	Collectively	Purchased
	Evaluated for	Evaluated for	Credit -	Evaluated for	Evaluated for	Credit –
	Impairment	Impairment	Impaired	Impairment	Impairment	Impaired
Successor Company			(Dollars in thousands)

Real estate – commercial	$-	$126	$-	$-	$149,654	$160,661
Real estate – residential	-	47	-	-	79,588	36,356
Construction	-	21	-	-	19,315	64,615
Commercial and industrial	-	30	-	-	12,426	27,008
Loans to individuals	-	3	-	-	2,850	450
Total Loans	$-	$227	$-	$-	$263,833	$289,090

	At December 31, 2010
	Allowance for loan losses			Loans
	Individually	Collectively	Purchased	Individually	Collectively	Purchased
	Evaluated for	Evaluated for	Credit -	Evaluated for	Evaluated for	Credit –
	Impairment	Impairment	Impaired	Impairment	Impairment	Impaired
Predecessor Company			(Dollars in thousands)

Real estate – commercial	$1,754	$3,591	$-	$10,024	$283,708	$-
Real estate – residential	909	1,904	-	9,637	161,736	-
Construction	7,271	2,504	-	32,297	128,119	-
Commercial and industrial	1,094	1,595	-	2,471	45,673	-
Loans to individuals	10	70	-	13	3,825	-
Total Loans	$11,038	$9,664	$-	$54,442	$623,061	$-

At the Piedmont Investment, the acquired loan portfolio was adjusted to fair value and the allowance for loan losses was eliminated. For PCI loans, impairment and the associated allowance for loan losses is evaluated based on decreases in expected cash flows. Since no decreases in expected cash flows were detected on PCI loans since acquisition, no impairment, or corresponding allowance for loan losses, was recorded in the successor period. Non-impaired purchased loans and loans originated subsequent to the acquisition date are evaluated individually or collectively for impairment, depending on whether loans are identified as individually impaired. There were no purchased non-impaired loans or loans originated subsequent to acquisition that were individually evaluated for impairment at December 31, 2011.

Analysis of Credit Quality

We use an internal grading system to assign the degree of inherent risk on each individual loan. The grade is initially assigned by the lending officer and reviewed by the loan administration function throughout the life of the loan. As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, we track certain credit quality indicators including trends related to (i) the weighted-average grade of commercial loans, (ii) the level of classified commercial loans, (iii) charge-offs, (iv) non-performing loans (see details above) and (v) the general economic conditions in the state of North Carolina. Our credit grades apply to each class of the loan portfolio and have been defined as follows:

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

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
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

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

•	Other – Ungraded loans. Overdraft protection accounts are typically not graded at origination, but are assigned a risk grade when credit deterioration is detected.

The following tables summarize the carrying value of the loan portfolio by internal risk ratings at December 31, 2011 and 2010:

	Successor Company
	Commercial Credit Exposure
	December 31, 2011
	Commercial	Real Estate	Commercial	Commercial
	& Industrial	Commercial	Construction	LOC	Total
	(Dollars in thousands)
Non-Acquired Loans

1-Minimal Credit Risk	$-	$-	$-	$-	$-
2-Modest Credit Risk	-	-	-	-	-
3-Average Credit Risk	108	-	-	-	108
4-Acceptable Credit Risk	316	7,416	-	-	7,732
5-Acceptable Credit Risk	470	231	138	-	839
6-Special Mention	-	-	-	-	-
7-Substandard	99	-	-	-	99
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Other	-	-	-	-	-
Total	$993	$7,647	$138	$-	$8,778

	Successor Company
	Consumer Credit Exposure
	December 31, 2011
	Real Estate	Consumer
	Residential	Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Non-Acquired Loans

1-Minimal Credit Risk	$-	$-	$-	$25	$25
2-Modest Credit Risk	-	-	-	-	-
3-Average Credit Risk	721	110	426	13	1,270
4-Acceptable Credit Risk	358	86	-	17	461
5-Acceptable Credit Risk	660	-	-	71	731
6-Special Mention	-	-	-	-	-
7-Substandard	-	-	-	-	-
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Other	-	-	-	-	-
Total	$1,739	$196	$426	$126	$2,487

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

	Successor Company
	Commercial Credit Exposure
	December 31, 2011
	Commercial	Real Estate	Commercial	Commercial
	& Industrial	Commercial	Construction	LOC	Total
	(Dollars in thousands)
Acquired Loans

1-Minimal Credit Risk	$938	$-	$-	$11	$949
2-Modest Credit Risk	598	-	-	-	598
3-Average Credit Risk	1,171	10,108	3,594	-	14,873
4-Acceptable Credit Risk	8,201	130,614	9,134	70	148,019
5-Acceptable Credit Risk	22,405	111,571	27,199	99	161,274
6-Special Mention	2,212	34,877	22,482	1	59,572
7-Substandard	2,258	13,907	12,402	1	28,568
8-Doubtful	-	379	519	-	898
9-Loss	-	-	-	-	-
Other	253	1,212	-	223	1,688

Total	$38,036	$302,668	$75,330	$405	$416,439

	Successor Company
	Consumer Credit Exposure
	December 31, 2011
	Real Estate	Consumer
	Residential	Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Acquired Loans

1-Minimal Credit Risk	$-	$-	$-	$290	$290
2-Modest Credit Risk	-	-	-	-	-
3-Average Credit Risk	9,330	1,886	8,523	412	20,151
4-Acceptable Credit Risk	23,802	4,870	27,060	815	56,547
5-Acceptable Credit Risk	18,487	507	7,183	628	26,805
6-Special Mention	5,155	176	2,064	336	7,731
7-Substandard	8,300	758	3,684	43	12,785
8-Doubtful	145	-	-	-	145
9-Loss	-	-	-	-	-
Other	46	69	-	650	765

Total	$65,265	$8,266	$48,514	$3,174	$125,219

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

	Predecessor Company
	Commercial Credit Exposure
	December 31, 2010
	Commercial	Real Estate	Commercial	Commercial
	& Industrial	Commercial	Construction	LOC	Total

1-Minimal Credit Risk	$3,704	$-	$-	$-	$3,704
2-Modest Credit Risk	276	-	-	-	276
3-Average Credit Risk	638	11,177	1,850	-	13,665
4-Acceptable Credit Risk	13,125	164,402	22,265	173	199,965
5-Acceptable Credit Risk	24,025	144,810	51,069	87	219,991
6-Special Mention	3,595	15,419	24,150	5	43,169
7-Substandard	2,044	8,456	29,911	-	40,411
8-Doubtful	132	1,568	2,225	-	3,925
9-Loss	-	-	-	-	-
Other	67	70	49	273	459

Total	$47,606	$345,902	$131,519	$538	$525,565

	Predecessor Company
	Consumer Credit Exposure
	December 31, 2010
	Real Estate	Consumer
	Residential	Construction	Home Equity	Consumer	Total

1-Minimal Credit Risk	$-	$-	$-	$421	$421
2-Modest Credit Risk	-	-	78	-	78
3-Average Credit Risk	9,707	2,275	6,440	597	19,019
4-Acceptable Credit Risk	34,191	5,297	35,153	1,041	44,682
5-Acceptable Credit Risk	24,648	704	10,392	736	36,480
6-Special Mention	6,808	788	1,463	377	9,436
7-Substandard	5,996	221	3,368	13	9,598
8-Doubtful	295	45	167	-	507
9-Loss	-	-	-	-	-
Other	-	-	64	653	717

Total	$81,645	$9,330	$57,125	$3,838	$151,938

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Past Due Analysis

The following table summarizes the aging of the loan portfolio by past due status, based on contractual terms, at December 31, 2011:

	Successor Company
	December 31, 2011
		Greater than
	30-89 Days	90 Days	Total		Total
	Past Due	Past Due	Past Due	Current	Loans
	(Dollars in thousands)
Acquired Loans:

Commercial and Industrial	$925	$797	$1,722	$36,314	$38,036
Commercial – Construction	4,809	10,328	15,137	60,193	75,330
Commercial - Real Estate	3,878	6,101	9,979	292,689	302,668
Commercial - Lines of Credit	-	1	1	404	405
Consumer	3	3	6	3,168	3,174
Consumer – Construction	652	382	1,034	7,232	8,266
Home Equity	740	1,128	1,868	46,646	48,514
Residential - Real Estate	2,289	4,148	6,437	58,828	65,265

Total	$13,296	$22,888	$36,184	$505,474	$541,658

None of the non-acquired loans were past due at December 31, 2011. None of the non-acquired or purchased non-impaired loans were in nonaccrual status or had been restructured in a TDR as of December 31, 2011.

	Predecessor Company
	December 31, 2010
		Greater than
	30-89 Days	90 Days	Total		Total
	Past Due(1)	Past Due(2)	Past Due	Current	Loans

Commercial and Industrial	$469	$167	$636	$46,970	$47,606
Commercial – Construction	6,118	8,649	14,767	116,752	131,519
Commercial - Real Estate	3,943	7,301	11,244	334,658	345,902
Commercial - Lines of Credit	-	-	-	538	538
Consumer	-	5	5	3,833	3,838
Consumer – Construction	221	45	266	9,064	9,330
Home Equity	350	881	1,231	55,894	57,125
Residential Real Estate	3,601	2,093	5,694	75,951	81,645

Total	$14,702	$19,141	$33,843	$643,660	$677,503

(1) Total loans past due 30 to 89 days includes approximately $9.4 million of loans in nonaccrual status.

(2) All loans past due 90 days or more were in nonaccrual status.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Impaired Loans

	Predecessor Company
	December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Consumer	$-	$-	$-	$49	$1
Commercial & industrial	83	92	-	1,200	3
Commercial construction	2,649	4,475	-	11,132	354
Commercial real estate	3,366	3,366	-	6,154	226
Consumer construction	45	133	-	258	15
Home equity lines/loans	1,883	2,032	-	1,780	74
Residential real estate	2,820	2,820	-	1,894	58

	10,846	12,918	-	22,467	731

With an allowance recorded:
Consumer	13	13	10	220	8
Commercial & industrial	2,093	2,093	984	2,261	96
Commercial construction	29,488	30,529	7,251	17,409	677
Commercial real estate	6,658	7,328	1,780	9,730	230
Consumer construction	221	221	20	367	9
Home equity lines/loans	1,652	1,879	547	1,099	14
Residential real estate	3,471	5,197	446	6,107	223

	43,596	47,260	11,038	37,193	1,257

Totals:
Commercial	2,471	2,185	984	3,461	99
Commercial real estate	42,427	45,698	9,032	44,425	1,487
Consumer	13	13	10	269	9
Residential real estate	9,531	12,282	1,012	11,505	393

Total	$54,442	$60,178	$11,038	$59,660	$1,988

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

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - LOANS HELD FOR INVESTMENT (Continued)

Loans on Nonaccrual Status	Predecessor Company
December 31, 2010
Commercial
Commercial & industrial	$616
Commercial LOC	-
Commercial other	-
Commercial real estate
Commercial construction	16,614
Commercial real estate – other	7,633
Consumer
Consumer LOC	5
Consumer other	-
Residential real estate
Consumer construction	221
Home equity loans/lines	1,314
Residential real estate – other	4,166

Total	$30,569

NOTE F - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2011 and 2010:

	Successor	Predecessor
	Company	Company
	2011	2010

Land	$4,005,000	$4,280,213
Buildings and leasehold improvements	5,215,696	7,161,858
Furniture and equipment	1,138,343	5,165,685
Less accumulated depreciation	(73,246)	(5,021,836)

Total	$10,285,794	$11,585,920

Depreciation and amortization, which is recorded in occupancy and equipment expense, totaled $74,080 in the successor period of November 19 to December 31, 2011 and $863,245 in the predecessor period of January 1 to November 18, 2011. Depreciation and amortization totaled $1,000,544 and $938,178 in the predecessor years ended December 31, 2010 and 2009, respectively.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE G - GOODWILL AND OTHER INTANGIBLES

The following table summarizes the changes in carrying amounts of goodwill and other intangibles (core deposit intangibles) for the periods presented:

		Core Deposit Intangible
	Goodwill	Gross	Accumulated Amortization	Net
Predecessor Company
Balance at January 1, 2009	$30,233,049	$1,333,493	$(373,852)	$959,641

Amortization expense	–	–	(133,349)	(133,349)
Goodwill impairment charge	(30,233,049)	–	–	–
Balance at December 31, 2009	–	1,333,493	(507,201)	826,292

Amortization expense	–	–	(133,349)	(133,349)
Balance at December 31, 2010	–	1,333,493	(640,550)	692,943

Amortization expense			(117,421)	(117,421)
Balance at November 18, 2011	$–	$1,333,493	$(757,971)	$575,522

Successor Company
Balance at November 18, 2011	$20,015,194	$2,260,262	$–	$2,260,262

Amortization expense	–		(30,515)	(30,515)
Balance at December 31, 2011	$20,015,194	$2,260,262	$(30,515)	$2,229,747

Successor Company goodwill represents the excess of proceeds from the Piedmont Investment (or purchase price) over the fair value of acquired net assets. This acquisition was nontaxable and, as a result, there is no tax basis in the goodwill. Accordingly, none of the goodwill associated with the acquisition is deductible for tax purposes. The only other intangible asset identified as part of the valuation of the Piedmont Investment in the Company was the value of its core deposit relationships. The core deposit intangible is amortized over a ten-year period on an accelerated method.

The following table presents estimated amortization expense for other intangibles:

2012	$258,517
2013	254,063
2014	248,481
2015	241,768
2016	233,926
Thereafter	992,992

$2,229,747

For more information on the Piedmont Investment and the valuation of assets and liabilities acquired in that transaction, see Note C – Piedmont Investment.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE G - GOODWILL AND OTHER INTANGIBLES (Continued)

Predecessor Company

Goodwill is reviewed for potential impairment at least annually at the reporting unit level. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company’s annual goodwill impairment evaluation in 2009 resulted in a goodwill impairment charge of $30.2 million, which was recorded to noninterest expense for the predecessor year ended December 31, 2009. This impairment charge, representing the full amount of goodwill on the Consolidated Balance Sheet, was primarily due to a significant decline in the market value of the Company’s market capitalization and a decline in the Company’s discounted cash flow forecasts in 2008 and 2009.

Core deposit intangibles are evaluated for impairment if events and circumstances indicate a potential for impairment. Such an evaluation of other intangible assets is based on undiscounted cash flow projections. No impairment charges were recorded for other intangibles in any of the predecessor periods.

NOTE H - DEPOSITS

The weighted average cost of time deposits was 0.88% and 2.90% at December 31, 2011 and 2010, respectively. The weighted average cost of time deposits at December 31, 2011 was affected by amortization of the premium on time deposits that was recorded in purchase accounting as well as repricing of time deposits. At December 31, 2011, the scheduled maturities of certificates of deposit were as follows:

	Less than	$100,000
	$100,000	or more	Total

Three months or less	$5,118,612	$17,953,717	$23,072,329
Over three months through one year	26,460,159	77,519,649	103,979,808
Over one year through three years	40,373,883	87,783,442	128,157,325
Over three years to five years	11,753,504	42,816,482	54,569,986
Over five years	-	-	-

Total	$83,706,158	$226,073,290	$309,779,448

NOTE I - BORROWINGS

The following tables summarize short-term and long-term borrowings at December 31, 2011 and 2010:

	Successor	Predecessor
	Company	Company
	2011	2010
Short-term borrowings:
Federal Reserve Bank discount window	$-	$-
Federal Home Loan Bank advances maturing within one year	-	7,000,000

Total short-term borrowings	$-	$7,000,000

Long-term debt:
Federal Home Loan Bank advances maturing beyond one year	$-	$142,000,000
Junior subordinated debentures	5,437,000	8,248,000
Subordinated term loan	6,778,901	7,500,000

Total long-term debt	$12,215,901	$157,748,000

Short-term Borrowings

We may purchase federal funds through unsecured federal funds lines of credit totaling $20.0 million at December 31, 2011. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. We had no outstanding balance on the lines of credit at December 31, 2011 or 2010.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE I – BORROWINGS (Continued)

We may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying construction, land acquisition and development loans, commercial and industrial loans and consumer loans collateral value of $11.1 million. Depending on the type of loan collateral, we may borrow between 60% and 65% of the collateral value pledged. We had no outstanding borrowings at the discount window at December 31, 2011 or 2010.

Federal Home Loan Bank Advances

We have a $274.5 million credit line available with the Federal Home Loan Bank of Atlanta (“FHLB”) for advances. These advances are secured by a blanket floating lien on qualifying commercial real estate, first mortgage loans and pledged investment securities with a market value of $187.8 million.

At December 31, 2011 and 2010, we had the following outstanding FHLB advances :

			Successor	Predecessor
	Contractual		Company	Company
Maturity	Interest Rate	Rate Type	2011	2010
January 12, 2011	1.75%	Fixed	$	7,000,000
February 10, 2012	1.68%	Fixed	-	5,000,000
October 29, 2012	0.92%	Fixed	-	8,000,000
February 11, 2013	2.29%	Fixed	-	5,000,000
April 22, 2013	2.55%	Fixed	-	6,000,000
November 7, 2013	2.48%	Fixed	-	10,000,000
March 21, 2014	2.76%	Fixed	-	5,000,000
August 21, 2014	2.90%	Fixed	-	5,000,000
October 21, 2014	2.91%	Fixed	-	9,000,000
February 2, 2015	3.39%	Fixed	-	5,000,000
April 13, 2015	2.98%	Fixed	-	7,000,000
June 9, 2015	2.56%	Fixed	-	5,000,000
August 3, 2015	3.46%	Fixed	-	5,000,000
February 2, 2016	3.49%	Fixed	-	15,000,000
November 2, 2016	3.57%	Fixed	-	10,000,000
February 2, 2017	3.75%	Fixed	-	5,000,000
May 2, 2017	3.65%	Fixed	-	5,000,000
August 2, 2017	3.84%	Fixed	-	5,000,000
October 30, 2017	2.98%	Fixed	-	5,000,000
January 28, 2019	3.90%	Fixed	-	12,000,000
March 25, 2019	4.26%	Fixed	-	10,000,000

Totals			$-	$149,000,000

Following the Piedmont Investment, we prepaid all outstanding FHLB advances in an effort to de-leverage the balance sheet and reduce our dependance on wholesale funding. Therefore, we had no outstanding FHLB advances at December 31, 2011.

Junior Subordinated Debentures

In August 2003, $8.0 million in trust preferred securities were issued through Crescent Financial Capital Trust I (the “Trust”). The Trust invested the total proceeds from the sale of its trust preferred securities (“TRUPs”) in junior subordinated deferrable interest debentures issued by us. We fully and unconditionally guarantee the TRUPs. Our obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness. These TRUPs qualify as Tier 1 capital for regulatory capital purposes, subject to certain limitations. The TRUPs mature on October 7, 2033 and are now redeemable, subject to approval by the Federal Reserve, on a quarterly basis. We adjusted these junior subordinated debentures to estimated fair value in purchase accounting with the Piedmont Investment, and at December 31, 2011, their carrying value was $5,437,000.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE I - BORROWINGS (Continued)

The TRUPs pay cumulative cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 3.10%. The dividends paid to holders of the TRUPs, which are recorded as interest expense, are deductible for income tax purposes. The Company elected to defer interest payments on its junior subordinated debentures beginning with the payment due April 7, 2011. Under the terms of the indenture governing the junior subordinated debentures, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. The regularly scheduled interest payments will continue to accrue for payment in the future and be reported as expense on our consolidated financial statements. The Company plans to resume the payment of interest on the TRUPs as soon as possible.

Subordinated Term Loan

On September 26, 2008, the Bank entered into an unsecured subordinated term loan agreement in the amount of $7.5 million. The agreement requires the Bank to make quarterly payments of interest at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 4.00%. The subordinated term loan qualifies as Tier 2 capital for regulatory capital purposes, subject to a phase out of the capital qualification five years prior to maturity. We adjusted the subordinated term loan to estimated fair value in purchase accounting with the Piedmont Investment, and at December 31, 2011, its carrying value was $6,778,901.

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

NOTE J - LEASES

We have entered into fourteen non-cancelable operating leases for the Company’s main office, operations center, and branch facilities. Future minimum lease payments under these leases for the years ending December 31 are as follows:

2012	$2,018,781
2013	1,926,380
2014	2,099,626
2015	1,555,024
2016	1,463,621
Thereafter	6,722,530

Total	$15,785,963

Certain of the leases contain renewal options for various additional terms after the expiration of the current lease term. Lease payments for the renewal period is not included in the future minimum lease table above. Rent expense for the successor period of November 19 to December 31, 2011 and the predecessor period of January 1 to November 18, 2011 totaled $245,456 and $1,746,970, respectively, and rent expense for the predecessor years ended December 31, 2010 and 2009 totaled $1,927,532 and $1,650,367, respectively.

Two of the properties used for bank branch operations are leased from related parties. Lease payments made to related parties in 2011, 2010 and 2009 were $725,621, $705,382 and $242,094, respectively.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE K - INCOME TAXES

The following table summarizes significant components of the provision for income taxes for the periods presented:

	Successor Company	Predecessor Company
	November 19	January 1
	to	to	Years Ended
	December 31,	November 18,	December 31,
	2011	2011	2010	2009
Current tax provision:
Federal	$-	$-	$(2,384,393)	$499,168
State	-	-	44,882	249,539
	-	-	(2,339,511)	748,707

Deferred tax provision (benefit):
Federal	(482,323)	(4,282,617)	(2,882,893)	(1,717,793)
State	(37,677)	(733,858)	(951,232)	(359,614)
	(520,000)	(5,016,475)	(3,834,125)	(2,077,407)

Provision for income tax expense (benefit) before adjustment to deferred tax valuation allowance	(520,000)	(5,016,475)	(6,173,636)	(1,328,700)

Deferred tax asset valuation allowance	-	5,016,475	2,104,000	-

Net provision for income taxes	$(520,000)	$-	$(4,069,636)	$(1,328,700)

Income tax expense (benefit) is reconciled to the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as follows:

	Successor Company	Predecessor Company
	November 19	January 1
	to	to	Years Ended
	December 31,	November 18,	December 31,
	2011	2011	2010	2009

Tax computed at statutory rate of 34%	$(227,205)	$(4,597,840)	$(4,740,911)	$(10,728,581)
Effect of state income taxes	(24,867)	(484,346)	(598,191)	(72,649)
Non-taxable interest income	(19,463)	(512,870)	(667,295)	(510,847)
Non-taxable bank owned life insurance	(31,275)	(233,399)	(280,366)	(287,799)
Goodwill impairment	-	-	-	10,279,235
Valuation allowance	-	5,016,475	2,104,000	-
Other	(217,191)	811,980	113,127	(17,059)

	$(520,000)	$-	$(4,069,636)	$(1,328,700)

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE K - INCOME TAXES (Continued)

Significant components of deferred taxes at December 31, 2011 and 2010 are as follows:

	Successor	Predecessor
	Company	Company
	2011	2010
Deferred tax assets:
Purchase accounting fair value adjustments	$17,472,447	$28,089
Net operating loss carryforward	11,699,259	1,922,812
Allowance for loan losses	87,518	7,981,449
Premises and equipment	29,601	39,247
Unrealized loss on hedges -	223,219
Deferred compensation	104,601	807,627
Other	952,439	666,525
Total deferred tax assets	30,345,865	11,668,968
Valuation allowance	-	(2,104,000)

Net deferred tax assets	30,345,865	9,564,968

Deferred tax liabilities:
Intangible assets	-	(267,157)
Unrealized gains on securities	(6,834)	(1,407,377)
Prepaid expenses	(148,438)	(158,201)
Total deferred tax liabilities	(155,272)	(1,832,735)

Net deferred tax asset	$30,190,593	$7,732,232

Successor Company

The Piedmont Investment was considered a change in control under Internal Revenue Code Section 382 (“Section 382”) and the Regulations, thereunder. Accordingly, we are required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized built-in losses (“NUBIL”), which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL realized within 5 years of the change in control are subject to potential limitation, which for us is November 18, 2016. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income, however, this estimate will not be known until the five-year recognition period expires. Losses limited under these provisions are generally limited to a carryforward period of 20 years, subject to the annual limitation and expire if not used by the end of that period. We believe that all of these benefits from the net operating losses and built-in losses will ultimately be realized; however, that amount is subject to continuing analysis and has not yet been determined

Beginning with the Piedmont Investment and the application of purchase accounting at acquisition, we have evaluated our deferred tax assets (“DTA”) to determine whether a valuation allowance is necessary. In conducting this evaluation, we considered all available evidence, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. In conducting the DTA analysis, we believe it is essential to differentiate between the unique characteristics of each business. In particular, characteristics such as business model, level of capital and reserves held by regulated banks and their ability to absorb potential losses are important distinctions to be considered.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE K - INCOME TAXES (Continued)

Negative Evidence. We considered the following five areas of potential negative evidence in our DTA analysis:

1.	Rolling three-year cumulative loss.

The Predecessor Company was profitable on a pre-tax income basis until 2009. From 2009 through the Piedmont Investment date, the Predecessor Company incurred a cumulative pre-tax loss of $59.0 million, which included a non-deductible $30.2 million goodwill impairment charge in 2009. During the same period, the Predecessor Company recorded $48.6 million in provision for loan losses and $2.4 million in losses on foreclosed assets as the recent economic downturn and drop in home prices and commercial real estate values significantly impacted the Predecessor Company’s loan portfolio. The three-year cumulative loss was almost entirely due to the Predecessor Company’s non-deductible goodwill impairment and credit losses.

Although a three-year cumulative loss is generally a strong indicator used to determine whether a valuation allowance on DTA’s is necessary, we believe that because of the Piedmont Investment and resulting changes to the Company’s capital structure, business model and management team, many of the factors leading to the pre-acquisition three-year cumulative loss have been remediated.

2.	History of operating losses or tax credit carry forwards expiring unused.

The Company has no history of operating loss or tax carry forwards expiring unused.

3.	Losses expected in early future years.

As described under the positive evidence below, we expect to generate a profit in early future years.

4.	Unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years.

We are not currently aware of any unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years.

5.	Carryback or carry forward period that is so brief it would limit realization of tax benefits if a significant deductible temporary difference is expected to reverse in a single year or the entity operates in a traditionally cyclical business.

Since the Predecessor Company did not begin incurring net operating losses until 2010, our pre-acquisition tax loss carry forwards, while they may be limited as to timing of realization under Section 382 because of the change in control transaction with Piedmont, do not begin to expire until 2030. Therefore, our carry forward period for realizing net operating losses is not brief and is not expected to limit realization of tax benefits.

Positive Evidence. We have considered the following sources of future taxable income as positive evidence to weigh against the negative evidence described above:

1.	Future reversals of existing temporary differences and carry forwards.

Due to the application of purchase accounting related to the Piedmont Investment, our primary temporary tax differences relate to purchase accounting fair value adjustments to the Company’s assets and liabilities at acquisition date. Of the $17.5 million in DTA’s related to these purchase accounting fair value adjustments, $16.0 million were related to the purchased loan portfolio. At acquisition date, we eliminated the allowance for loan losses and adjusted the purchased loan portfolio to estimated fair value. Our fair value estimates involved projecting expected principal and interest cash flows over the remaining life of each loan and then discounting those cash flows based on current market rates for similar loans. Therefore, estimated fair value includes life of loan projections of credit losses.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE K - INCOME TAXES (Continued)

We expect the temporary tax differences related to the purchased loan portfolio to reverse over the remaining life of the portfolio as expected losses are realized. We expect to either generate sufficient taxable income to fully utilize these reversals through reduced tax payments, or these reversals will shift to net operating loss carry forwards with a 20-year carry forward period. These net operating loss carry forwards would then be utilized, subject to the Section 382 limitation, as the Company generates sufficient taxable income.

2.	Taxable income in carryback year(s).

We no longer have taxable income in carryback years that is available to offset existing net operating losses. The Company’s existing net operating losses began to accumulate in 2010 and are available for carry forward, subject to the Section 382 limitation on the timing of utilization, through at least 2030.

3.	Future taxable income, exclusive of reversing temporary differences and carry forwards.

Projecting future taxable income requires estimates and judgments about future events that may be uncertain. In projecting future taxable income, we considered the significant changes to the Company that were made as a result of the Piedmont Investment and associated change in control. Piedmont purchased $75.0 million of the Company’s newly issued common stock on November 18, 2011, and following completion of a tender offer to legacy stockholders, owns approximately 88% of the Company’s outstanding common stock. Since the Piedmont Investment, a number of improvements have been made to the Company’s business. These are summarized as follows:

•	Capital levels were substantially improved by $75.0 million Piedmont Investment.

•	Problem assets have been reduced through various resolution methods, including bulk asset sales. Credit administration has been reorganized to emphasize strong, conservative underwriting that we believe will limit potential for future loan losses on new loan originations.

•	Management has been reorganized, including replacement of the Chief Executive Officer, Chief Credit Officer, and Chief Financial Officer as well as addition of the current President, Chief Operating Officer, and Chief Information Officer.

•	Earnings initiatives after Piedmont Investment include upgrading talent to drive revenue in priority customer segments, growing existing sources of fee income, improving net interest margin, reducing revenue leakage, balance sheet restructuring, nonperforming asset reductions, and cost reduction.

•	Liquidity has been enhanced with Piedmont Investment and our non-core funding dependency has declined as borrowings were paid off and the balance sheet was restructured.

•	Sensitivity to market risk is being addressed with enhanced asset/liability management process and monitoring.

We monitor the Company’s performance against our business plan and forecast on a regular basis. Based on our business plan and forecast, which consider the aforementioned improvements to the Company’s business since the Piedmont Investment, we currently expect our pre-tax income to build to levels sufficient to fully absorb the existing DTA.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE K - INCOME TAXES (Continued)

4.	Tax planning strategies that could, if necessary, be implemented.

In evaluating our DTA, we also considered certain prudent and feasible tax planning strategies that, if implemented, could prevent an operating loss or tax credit carry forward from expiring unused and could result in realization of the existing DTA. These strategies include increasing earning assets by leveraging existing capital held in excess of regulatory requirements and redeploying existing assets into either higher yielding or taxable instruments. We expect that these tax planning strategies could generate additional pre-tax income that would augment our ability to fully absorb the existing DTA.

Based on this evaluation, considering the weight of the positive evidence compared to the negative evidence, we concluded that at December 31, 2011, it is more likely than not that we will be able to fully realize the existing DTA and that a valuation allowance is not necessary.

The Company’s federal income tax returns are currently under examination from the 2008 through the 2010 tax return years. The Company’s state income tax returns are open and subject to examination from the 2008 tax return year and forward.

Predecessor Company

Based on the Predecessor Company’s evaluation of deferred tax assets, which included consideration of the Company’s recent operating losses, a valuation allowance of $2.1 million was recorded at December 31, 2010. In the predecessor period of January 1 to November 18, 2011, the Company placed a full valuation allowance on current period tax losses which totaled $5.0 million.

NOTE L - NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The following table summarizes major components of other non-interest income for the periods presented:

	Successor Company	Predecessor Company
	November 19	January 1
	to	to
	December 31,	November 18,	Years Ended December 31,
	2011	2011	2010	2009

Brokerage referral fees	$17,342	$231,469	$221,881	$163,858
Loan related fees	49,641	122,290	226,042	243,331
Other	23,687	164,900	159,813	112,285

Total	$90,670	$518,659	$607,736	$519,474

The following table summarizes major components of other non-interest expense for the periods presented:

	Successor Company	Predecessor Company
	November 19	January 1
	to	to
	December 31,	November 18,	Years Ended December 31,
	2011	2011	2010	2009

Postage, printing and office supplies	$56,961	$390,344	$466,589	$620,467
Advertising, marketing and business development	61,665	522,128	629,274	613,456
Other	476,932	1,346,703	1,526,183	1,502,030

Total	$595,558	$2,259,175	$2,622,046	$2,735,953

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE M - RESERVE REQUIREMENTS

As a depository institution, we are required to maintain reserve and clearing balances with the Federal Reserve Bank. The aggregate net reserve balance maintained with the Federal Reserve Bank, which is currently bearing interest, totaled $0 and $671,000 at December 31, 2011 and 2010, respectively.

NOTE N - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial position and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

The Bank, as a North Carolina banking corporation, may pay dividends to the Company only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. Payment of dividends by the Bank to the Company are subject to written consent of the regulatory authorities.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank’s capital amounts and ratios as of December 31, 2011 and 2010 are presented in the table below.

					Minimum to be well
			Minimum for capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Crescent State Bank
As of December 31, 2011: (Successor Company)

Total Capital (to Risk-Weighted Assets)	$101,282	14.64%	$55,355	8.00%	$69,194	10.00%
Tier I Capital (to Risk-Weighted Assets)	94,276	13.62%	27,678	4.00%	41,516	6.00%
Tier I Capital (to Average Assets)	94,276	10.19%	37,016	4.00%	46,270	5.00%

As of December 31, 2010: (Predecessor Company)

Total Capital (to Risk-Weighted Assets)	$95,019	12.27%	$61,952	8.00%	$77,440	10.00%
Tier I Capital (to Risk-Weighted Assets)	77,750	10.04%	30,976	4.00%	46,464	6.00%
Tier I Capital (to Average Assets)	77,689	8.11%	38,317	4.00%	47,897	5.00%

The Bank is currently operating under additional capital requirements which call for the maintenance of a Tier 1 leverage ratio and total risk-based capital ratio of 8.00% and 11.00%, respectively. At December 31, 2011, the Bank had a leverage ratio of 10.19% and a total risk-based capital ratio of 14.64%, both of which exceeded the additional capital requirements.

At December 31, 2011, the Successor Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 15.27%, 14.26% and 10.68%, respectively. At December 31, 2010, the Predecessor Company’s total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets were 12.57%, 10.34% and 8.35%, respectively.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE O - DERIVATIVE FINANCIAL INSTRUMENTS

The Company may, at times, use derivative financial instruments to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate, and market or liquidity risks. Derivative instruments are recognized as either assets or liabilities in the consolidated financial statements and are measured at fair value. Subsequent changes in the derivatives’ fair values are recognized in earnings unless specific hedge accounting criteria are met. The Predecessor Company entered into certain interest rate swap agreements as described below.

In August 2003, $8.0 million in TRUPs were issued through the Trust, which invested the total proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by the Company, which fully and unconditionally guarantees the TRUPs. We adjusted these junior subordinated debentures to estimated fair value in purchase accounting with the Piedmont Investment, and at December 31, 2011, their carrying value was $5,437,000. The TRUPs pay cumulative cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 3.10%.

In June 2009, the Company entered into a derivative financial instrument which swapped the variable rate payments for fixed payments. These instruments consisted of a three-year and four-year swap, each for one-half of the notional amount of the TRUPs for fixed rates of 5.49% and 5.97%, respectively. Due to the deferral of interest payments on the TRUPs, the associated interest rate swaps no longer qualify for cash flow hedge accounting and are therefore marked to fair value through earnings. The impact to earnings related to the de-designation for the predecessor period of January 1 to November 18, 2011 and the successor period of November 19 to December 31, 2011 totaled $(16,512) and $9,400, respectively

On September 26, 2008, the Bank entered into an unsecured subordinated term loan agreement in the amount of $7.5 million. The agreement requires the Bank to make quarterly payments of interest at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 4.00%. We adjusted the subordinated term loan to estimated fair value in purchase accounting with the Piedmont Investment, and at December 31, 2011, its carrying value was $6,778,901.

In June 2009, the Bank entered into a derivative financial instrument which swapped the variable rate payments for fixed payments. We entered into a three-year and four-year swap, each for one-half of the notional amount of the subordinated debt for fixed rates of 6.39% and 6.87%, respectively. At the Piedmont Investment, we no longer designated these interest rate swaps as qualifying for hedge accounting and therefore mark them to fair value through earnings. In relation to the acquisition, the associated interest rate swaps no longer qualify for cash flow hedge accounting and are therefore marked to fair value through earnings. The impact to earnings related to the de-designation for the successor period of November 19 to December 31, 2011 totaled $9,940.

The following table discloses the location and fair value amounts of outstanding derivative instruments at December 31, 2011 and 2010:

			Successor	Predecessor
			Company	Company
			2011	2010
	Balance Sheet	Notional	Estimated Fair	Estimated Fair
	Location	Amount	Value	Value
Trust preferred securities:
Interest rate swap	Other liabilities	$4,000,000	$(38,275)	$(111,444)
Interest rate swap	Other liabilities	4,000,000	(134,029)	(188,166)

Subordinated term loan agreements:
Interest rate swap	Other liabilities	3,750,000	(34,160)	(103,529)
Interest rate swap	Other liabilities	3,750,000	(123,650)	(175,899)
		$15,500,000	$(330,114)	$(579,038)

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE O - DERIVATIVE FINANCIAL INSTRUMENTS

The following table discloses activity in accumulated OCI related to the interest rate swaps for the periods presented.

	Successor Company	Predecessor Company
	November 19	January 1
	to	to	Year ended
	December 31,	November 18,	December 31,
	2011	2011	2010

Accumulated OCI resulting from interest rate swaps as of the beginning of the period, net of tax	$-	$(355,818)	$(181,237)
Other comprehensive (gain) loss recognized, net of tax	-	151,203	(174,581)

Accumulated OCI resulting from interest rate swaps as of the end of the period, net of tax	$-	$(204,615)	$(355,818)

The Company monitors the credit risk of the interest rate swap counterparty. The Company has pledged $780,000 in cash to the counterparty to the swaps.

NOTE P - OFF-BALANCE SHEET RISK

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement that we have in particular classes of financial instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on our credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

The following is a summary of the contract amount of our exposure to off-balance sheet credit risk as of December 31, 2011 (dollars in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$75,165
Undisbursed equity lines of credit	29,862
Financial standby letters of credit	3,668
Capital commitment to private investment fund	238

NOTE Q - FAIR VALUE MEASUREMENT

We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. For example, investment securities available for sale are recorded at fair value on a recurring basis. Additionally, we may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, impaired loans and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE Q - FAIR VALUE MEASUREMENT (Continued)

Investment Securities. Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market exchange prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities and collateralized mortgage obligations, both issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Derivatives. Derivative instruments include interest rate swaps and are valued on a recurring basis using models developed by third-party providers. This type of derivative is classified as Level 2 within the hierarchy.

Mortgage Loans Held for Sale. Mortgage loans held for sale are carried at the lower of cost or estimated fair value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As a result, any fair value adjustments for mortgage loans held for sale are classified as nonrecurring Level 2.  Related to our mortgage lending program, we into interest rate lock commitments with customers and commitments to sell mortgages to various investors. Interest rate lock commitments are recorded at estimated fair value based on current secondary market pricing and are included in mortgage loans held for sale on the consolidated balance sheet. Interest rate lock commitments are classified as recurring Level 3.

Loans. Loans are not recorded at fair value on a recurring basis. However, certain loans are determined to be impaired, and those loans are charged down to estimated fair value. The fair value of impaired loans that are collateral dependent is based on collateral value. For impaired loans that are not collateral dependent, estimated value is based on either an observable market price, if available, or the present value of expected future cash flows. Those impaired loans not requiring a charge-off represent loans for which the estimated fair value exceeds the recorded investments in such loans. When the fair value of an impaired loan is based on an observable market price or a current appraised value with no adjustments, we record the impaired loan as nonrecurring Level 2. When an appraised value is not available, or we determine the fair value of the collateral is further impaired below the appraised value, and there is no observable market price, we classify the impaired loan as nonrecurring Level 3.

Foreclosed Assets. Foreclosed assets are adjusted to fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at lower of cost or net realizable value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Given the lack of observable market prices for identical properties, the Company classifies foreclosed assets as nonrecurring Level 3.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE Q - FAIR VALUE MEASUREMENT (Continued)

The following tables summarize information about assets and liabilities measured at fair value at December 31, 2011 and 2010:

		Successor Company
		Fair Value Measurements at
		December 31, 2011, Using
		Quoted Prices	Significant
	Assets/(Liabilities)	in Active	Other	Significant
	Measured at	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
U.S. Government obligations and agency	$-	$-	$-	$-
Mortgage-backed	19,364,344	-	19,364,344	-
Collateralized mortgage obligations	82,094,869	-	82,094,869	-
Municipals	13,513,891	-	13,513,891	-
Corporate bonds	27,966,102		27,966,102	-
Marketable equity	564,642	564,642	-	-

Foreclosed assets	9,422,056	-	-	9,422,056
Impaired loans	-	-	-	-
Interest rate lock commitments	211,622	-	-	211,622
Derivative liabilities	(330,114)	-	(330,114)	-

		Predecessor Company
		Fair Value Measurements at
		December 31, 2010, Using
		Quoted Prices	Significant
	Assets/(Liabilities)	in Active	Other	Significant
	Measured at	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
U.S. Government obligations and agency	$9,838,400	$-	$9,838,400	$-
Mortgage-backed	39,724,845	-	39,724,845	-
Collateralized mortgage obligations	78,449,684	-	78,449,684	-
Municipals	50,618,363	-	50,618,363	-
Corporate bonds	2,768,800		2,768,800	-
Marketable equity	516,137	516,137	-	-
Foreclosed assets	15,523,592	-	-	15,523,592
Impaired loans	43,404,439	-	-	43,404,439
Interest rate lock commitments	53,185	-	-	53,185
Derivative liabilities	(579,038)	-	(579,038)	-

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE Q - FAIR VALUE MEASUREMENT (Continued)

Due to the nature of the Company’s business, a significant portion of its assets and liabilities consist of financial instruments. Accordingly, the estimated fair values of these financial instruments are disclosed. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. The fair value of such instruments has been derived based on assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net amounts ultimately collected could be materially different from the estimates presented below. In addition, these estimates are only indicative of the values of individual financial instruments and should not be considered an indication of the fair value of the Company taken as a whole.

Cash and Cash Equivalents. The carrying amounts for cash and cash equivalents are equal to fair value.

Investment Securities Available for Sale. See discussion related to fair value estimates for securities available for sale in the fair value hierarchy section above.

Mortgage Loans Held For Sale. The fair value of mortgage loans held for sale is based on commitments on hand from investors within the secondary market for loans with similar characteristics.

Loans Held For Investment. Upon analyzing estimated credit losses, we forecasted expected cash flows over the remaining life of each loan and discounted those expected cash flows to present value at current market interest rates for similar loans considering loan collateral type and credit quality.

Federal Home Loan Bank Stock. Given the option to redeem this stock at par through the FHLB, the carrying value of FHLB stock approximates fair value.

Investment in Life Insurance. Bank-owned life insurance investments are recorded at their cash surrender value, or the amount that can be realized upon surrender. Therefore, carrying value approximates fair value.

Deposits. The fair value of demand deposits, savings, money market and NOW accounts represents the amount payable on demand. The fair value of time deposits is estimated using interest rates currently offered for instruments of similar remaining maturities.

Short-term Borrowings and Long-term Debt. The fair value of short-term borrowings and long-term debt are based upon the discounted value when using current rates at which borrowings of similar maturity could be obtained.

Accrued Interest Receivable and Accrued Interest Payable. The carrying amounts of accrued interest receivable and payable approximate fair value due to the short maturities of these instruments.

Derivative Instruments. See discussion related to fair value estimates for derivative instruments in the fair value hierarchy section above.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE Q - FAIR VALUE MEASUREMENT (Continued)

The following table summarizes the carrying amounts and estimated fair values of our financial instruments, none of which are held for trading purposes, at December 31, 2011 and 2010:

	Successor Company		Predecessor Company
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$25,361,937	$25,361,937	$49,106,179	$49,106,179
Investment securities	143,503,848	143,503,848	184,455,418	184,455,418
Federal Home Loan Bank stock	8,669,300	8,669,300	10,521,700	10,521,700
Mortgage loans held for sale	3,841,412	3,841,412	5,689,853	5,689,853
Loans held for investment, net	552,650,060	552,650,060	656,101,069	621,983,795
Investment in life insurance	19,261,443	19,261,443	18,482,993	18,482,993
Accrued interest receivable	2,801,634	2,801,634	3,995,242	3,995,242

Financial liabilities:
Deposits	674,418,586	674,418,586	724,383,323	742,610,196
Short-term borrowings	-	-	7,000,000	7,232,221
Long-term debt	12,215,901	12,215,901	157,748,000	158,661,779
Interest rate swaps	330,114	330,114	579,038	579,038
Accrued interest payable	779,784	779,784	1,350,326	1,350,326

NOTE R - EMPLOYEE AND DIRECTOR BENEFIT PLANS

The shareholders of the Company approved the 2006 Omnibus Stock Ownership and Long-Term Incentive Plan (the “2006 Omnibus Plan”) at the 2006 Annual Meeting of Shareholders to replace the previously approved stock option plans of the Company. The 2006 Omnibus Plan authorized the issuance of awards to directors of the Company and its subsidiaries, as well as eligible employees. The awards may be issued in the form of incentive stock option grants, nonstatutory stock option grants, restricted stock grants, long-term incentive compensation units or stock appreciation rights. In the event the number of shares of common stock that remain available for future issuance under the 2006 Omnibus Plan as of the last day of each calendar year is less than 1.5% of the total number of shares of common stock issued and outstanding as of such date, then the pool of awards shall be increased by the difference between 1.5% of the total number of shares of common stock issued and outstanding and the number of awards still remaining in the 2006 Omnibus Plan pool.

Vesting provisions for granted stock options are at the discretion of the Compensation Committee of the Board of Directors. At December 31, 2011, all outstanding options were granted with a three-year vesting schedule, with 25% vesting at the date of grant and additional 25% vesting at each of the next three grant date anniversaries.

The share-based awards granted under the aforementioned plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards. Vesting provisions for granted restricted stock awards are at the discretion of the Compensation Committee of the Board of Directors. At December 31, 2011, all outstanding restricted stock awards vest in full at either the three year or five year anniversary date of the grant. The Company funds the option shares and restricted stock from authorized but un-issued shares.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE R - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

A summary of the Company’s option plans as of and for the year ended December 31, 2011, is as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
		Average		Average
		Option		Option
	Number	Price	Number	Price

Predecessor Company
Options outstanding, December 31, 2010	299,611	$6.03	283,861	$6.12
Granted/vested	-	-	7,125	5.17
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	17,944	9.55	16,444	9.55

Options outstanding, November 18, 2011	281,667	$5.81	274,542	$5.86

Successor Company
Options outstanding, November 19, 2011	281,667	$5.81	274,542	$5.86
Granted/vested	-	-	750	2.11
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-

Options outstanding, December 31, 2011	281,667	$5.81	275,292	$5.85

Stock Option Plans

The weighted average remaining life of options outstanding and options exercisable at December 31, 2011 is 3.36 years and 3.25 years, respectively. The weighted average remaining life of options outstanding and options exercisable at December 31, 2010 was 4.41 and 4.17 years, respectively.

The following table provides the range of exercise prices for options outstanding and exercisable at December 31, 2011:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable

$ 2.11 - $ 4.75	147,912	141,537
$ 4.76 - $ 7.40	91,005	91,005
$ 7.41 - $ 10.05	5,674	5,674
$ 10.06 - $ 12.71	37,077	37,077
	281,667	275,292

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company’s stock price based upon the previous three years trading history. The expected term of the options is based upon the average life of previously issued stock options.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE R - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

The assumptions used in estimating fair values, together with the estimated per share value of options granted are displayed below. There were no options granted in 2011.

	2011	2010	2009
Assumptions in estimating option values:
Risk-free interest rate	-	2.71%	2.50%
Dividend yield	-	0%	0%
Volatility	-	39.51%	37.23%
Expected life	-	7 years	7 years
The weighted average grant date fair value of options	-	$0.96	$1.90

Compensation cost charged to income was approximately $14,000 and $2,000, respectively for the predecessor period of January 1 to November 18, 2011 and the successor period of November 19 to December 31, 2011,and $28,000, and $38,000 for the years ended December 31, 2010 and 2009, respectively. There were no options exercised for the years ended December 31, 2011, 2010 and 2009.

The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2011 was $3,990 and $1,995, respectively. As of December 31, 2011, there was $10,000 of unrecognized compensation cost related to the nonvested stock option plans. That cost is expected to be recognized as follows: $9,000 in 2013 and $1,000 in 2014.

Restricted Stock Award Plans

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2011, 2010 and 2009, and changes during the years then ended is presented below:

		Weighted
		average grant
	Shares	date fair value
Predecessor Company
Non-vested – December 31, 2008	57,269	$10.19
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested – December 31, 2009	57,269	$10.19
Granted	37,500	3.19
Vested	12,100	12.64
Forfeited	-	-
Non-vested – December 31, 2010	82,669	$6.98
Granted	-	-
Vested	11,094	10.71
Forfeited	2,000	6.33
Non-vested – November 18, 2011	69,575	$7.00

Successor Company
Non-vested – November 19, 2011	69,575	$5.85
Granted	-	-
Vested	15,000	3.91
Forfeited	-	-
Non-vested – December 31, 2011	54,575	$7.10

The total fair value of restricted stock grants vested during the year ended December 31, 2011 was approximately $177,467. There were no stock grants issued during the year ended December 31, 2011.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE R - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

As of December 31, 2011, there was $110,569 of unrecognized compensation cost related to the nonvested stock award plan. That cost is expected to be recognized over a weighted average period of 2.17 years.

Supplemental Retirement

In 2003, the Predecessor Company adopted a Supplemental Executive Retirement Plan (“SERP”) for its senior executives. The SERP was frozen on April 30, 2011, after which no additional benefits were accrued. All SERP benefits were paid out in December of 2011 in connection with the Piedmont Investment. The Predecessor Company purchased life insurance policies for the purpose of providing future funding of benefit payments. Plan benefits were to accrue and vest during the period of employment and were to be paid in monthly benefit payments over the officer’s remaining life commencing with the officer’s retirement at any time after attainment of age sixty to sixty-five, depending on the officer.

Expenses for the periods from January 1, 2011 to November 18, 2011 and from November 19 to December 31, 2011 were $184,834 and $0.00, respectively and for the years ended December 31, 2010 and 2009 were $482,145 and $435,385, respectively. The accrued liability of the plan at December 31, 2011 and 2010 was $0.00 and $1,795,417, respectively. The Company also provides post retirement split dollar life insurance benefits to certain executives. Expenses for the periods from January 1, 2011 to November 18, 2011 and from November 19 to December 31, 2011 were $24,223 and $3,286, respectively and for the years ended December 31, 2010 and 2009 were $26,919 and $37,632, respectively. The accrued liability of the plan at December 31, 2011, 2010 and 2009 was $242,170, $217,947 and $191,035, respectively.

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan which provides for participation by substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code. The plans provide for employee contributions up to $16,500 of the participant's annual salary and an employer contribution of 100% matching of the first 6% of pre-tax salary contributed by each participant. Anyone who turned 50 years old in 2011 could also add a catch-up contribution of $5,500 above the normal limit bringing the maximum contribution to $22,000 for those employees. The Company may make additional discretionary profit sharing contributions to the plan on behalf of all participants, which amounts would be in addition to the 6% pre-tax salary match. There were no discretionary contributions for 2011, 2010 or 2009. Amounts deferred above the first 6% of salary are not matched by the Company. Expenses related to these plans for the periods from January 1, 2011 to November 18, 2011 and from November 19 to December 31, 2011 were $389,548 and $51,241, respectively, and for the years ended December 31, 2010 and 2009 were $431,921 and $420,513, respectively.

Employment Agreements

In September 2008, the Company entered into new employment agreements with the former President and Chief Executive Officer of the Company and the Bank, the former Vice President and Principal Accounting Officer of the Company and Senior Vice President and Chief Financial Officer of the Bank, the former Senior Vice President of the Bank, and the former Senior Credit Officer of the Bank. The Company also entered into an employment agreement, dated as of December 29, 2008, with the Executive Vice President of the Bank. As a material condition of an Investment Agreement, dated February 23, 2011, between Piedmont and the Company (the “Investment Agreement”), the Company entered into amended employment agreements with these executive officers (“2011 Employment Agreement”).

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE R - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Following a decision to terminate the employment of the former President and Chief Executive Officer of the Company and the Bank, the Predecessor Company accrued contract termination benefits totaling $1.6 million in the predecessor period of January 1 to November 18, 2011, which was recorded in salaries and employee benefits expense. Because the Successor Company finalized a plan to terminate the employment of the former Senior Vice President of the Bank and the former Senior Credit Officer of the Bank in December 2011, the Successor Company accrued contract termination benefits totaling approximately $354,000 in the successor period of November 19 to December 31, 2011, which was recorded in salaries and employee benefits expense.

On March 15, 2012, the former Vice President and Principal Accounting Officer of the Company and Senior Vice President and Chief Financial Officer of the Bank entered into a Separation and Release Agreement with the Company and the Bank (the “Separation Agreement”). Pursuant to the Separation Agreement, and consistent with his employment agreement, we incurred additional contract termination expense of $130,000 subsequent to December 31, 2011.

NOTE S – CUMULATIVE PERPETUAL PREFERRED STOCK

Pursuant to the U.S Treasury’s TARP CPP, the Company issued $24.9 million in Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“preferred stock” or “Series A Preferred Stock”), on January 9, 2009. In addition, the Company provided a warrant to the Treasury to purchase 833,705 shares of the Company’s common stock at an exercise price of $4.48 per share. These warrants were immediately exercisable and expire ten years from the date of issuance. The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred shares are redeemable at the option of the Company subject to regulatory approval.

Predecessor Company

The Predecessor Company used a Black-Scholes option pricing model to calculate the fair value of the common stock warrants issued pursuant to the TARP CPP and in connection with the Series A Preferred Stock. The common stock warrants were assigned a relative fair value of $2.28 per share, or $2.4 million in the aggregate, at issuance on January 9, 2009. This amount was recorded as the discount on the preferred stock and was accreted as a reduction in net income (loss) available for common stockholders over a five-year period. The relative fair value of the preferred stock at issuance was $22.5 million. Through the discount accretion over the five-year period, the preferred stock was scheduled to accrete up to the redemption amount of $24.9 million. For purposes of these calculations, the fair value of the common stock warrant at issuance was estimated using the Black-Scholes option pricing model based on the following assumptions:

Risk-free interest rate	2.49%
Expected life of warrants	10 years
Expected dividend yield	0.00%
Expected volatility	37.27%

The Predecessor Company’s computation of expected volatility was based on daily historical volatility since January of 1999. The risk-free interest rate was based on the market yield for ten-year U.S. Treasury securities as of the issuance date.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE S – CUMULATIVE PERPETUAL PREFERRED STOCK

Successor Company

The Successor Company assigned an estimated fair value to both the Series A Preferred Stock and common stock warrants in purchase accounting in connection with the Piedmont Investment. These securities represent non-controlling interests that were recorded at estimated fair value. As discussed in Note C – Piedmont Investment, the preferred stock was valued based on forecasting expected cash flows with an assumed repayment date and discounting these cash flows based on current market yields for similar preferred stock. For purposes of the discount rate, we used the market yield on an index of publicly traded preferred stocks adjusted for a liquidity factor. The preferred stock was assigned a non-controlling interest fair value of $24.4 million at the acquisition date, and the discount between this value and the $24.9 million redemption value will be accreted as a reduction in net income (loss) available for common stockholders over a two-year period.

The common stock warrants were valued at $1.59 per share, or $1.3 million in the aggregate, at the acquisition date using a Black-Scholes option pricing model. Assumptions used in the Black-Scholes option pricing model were as follows:

Risk-free interest rate	0.31%
Expected life of warrants	2 years
Expected dividend yield	0.00%
Expected volatility	65.10%

The risk-free interest rate was based on the market yield for two-year U.S. Treasury securities as of the acquisition date.

As a condition of the TARP CPP, the Company must obtain consent from the U.S. Treasury to repurchase its common stock or to pay a cash dividend on its common stock. Furthermore, the Company has agreed to certain restrictions on executive compensation and is subjected to heightened corporate governance requirements.

The Company deferred payment of the four 2011 quarterly cash dividends payments and the February 2012 quarterly cash dividend for a total of $1,432,182 on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Under the terms of the TARP Preferred Stock, the Company is required to pay quarterly dividends at a rate of 5 percent per year for the first five years following the Treasury investment, after which the dividend rate automatically increases to 9 percent per year. The Company may defer dividend payments for up to six consecutive quarters without default or penalty.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE T - PARENT COMPANY FINANCIAL DATA

Condensed balance sheets as of December 31, 2011 and 2010 and related condensed statements of operations and cash flows for the successor period of November 19 to December 31, 2011, the predecessor period of January 1 to November 18, 2011 and the predecessor years ended December 31, 2010 and 2009 are as follows:

Condensed Balance Sheets

	Successor	Predecessor
	Company	Company
	December 31,	November 18,	December 31,	December 31,
	2011	2011	2010	2009

Assets
Cash and due from banks	$5,759,866	$77,088,063	2,597,914	2,052,005
Investment in subsidiaries	144,196,454	70,411,896	85,098,885	96,054,355
Other assets	(811,419)	391,127	133,307	79,208
Total assets	$149,144,901	$147,891,086	$87,830,106	$98,185,568

Liabilities and Stockholders' Equity

Liabilities:
Accrued interest payable	$320,519	$262,518	$111,515	$110,238
Accrued expenses and other liabilities	327,929	337,367	455,234	307,124
Subordinated debentures	5,437,000	8,248,000	8,248,000	8,248,000

TOTAL LIABILITIES	6,085,448	8,847,885	8,814,749	8,665,362

Stockholders' equity:
Preferred stock	24,442,303	23,812,048	23,379,651	22,935,514
Common stock	28,412	28,412	9,664,059	9,626,559
Common stock warrant	1,325,372	2,367,368	2,367,368	2,367,368
Additional paid-in capital	117,434,029	159,383,206	74,634,361	74,529,894
Accumulated deficit	(181,555)	(46,872,891)	(32,917,437)	(21,354,080)
Accumulated other comprehensive income	10,892	325,060	1,887,355	1,414,951

TOTAL STOCKHOLDERS’ EQUITY	143,059,453	139,043,202	79,015,357	98,185,568

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,144,901	$147,891,086	$87,830,106	$98,185,568

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE T – PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Operations

	Successor Company	Predecessor Company
	November 19	January 1
	to	to
	December 31,	November 18,	Years Ended December 31,
	2011	2011	2010	2009

Equity in earnings (loss) of subsidiaries	$(327,030)	$(13,056,692)	$(9,546,703)	$(30,205,191)
Interest income	164,855	82,091	85,504	498,375
Dividend income	1,062	7,504	8,657	9,873
Other miscellaneous income	9,437	(9,329)	-	13
Interest expense	(64,917)	(418,922)	(474,703)	(416,833)
Other operating expenses	(13,258)	(127,710)	(111,475)	(114,288)
Income tax benefit	81,600	-	164,500	2,100

Net income (loss)	$(148,251)	$(13,523,058)	$(9,874,220)	$(30,225,951)

Condensed Statements of Cash Flows

	Successor Company	Predecessor Company
	November 19	January 1
	to	to
	December 31,	November 18,	Years Ended December 31,
	2011	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(148,251)	$(13,523,058)	$(9,874,220)	$(30,225,951)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Stock based compensation	46,001	115,198	141,968	180,595
Equity in earnings of Crescent State Bank	327,030	13,056,692	9,546,703	30,205,191
Changes in assets and liabilities:
(Increase) decrease in other assets	1,202,546	(257,820)	(54,099)	45,350
Increase (decrease) in accrued interest payable	58,001	151,004	1,276	(60,734)
Increase (decrease) in accrued expenses and other liabilities	(9,438)	(117,868)	148,110	(1,853,594)

Net cash provided (used) by operating activities	1,475,889	(575,852)	(90,262)	(1,709,143)

Cash flows from investing activities:
Investment in Subsidiaries	(72,804,086)	66,001	(118,829)	(20,630,728)

Cash flows from financing activities:
Proceeds from issuance of preferred stock and common stock warrant	-	-	-	24,900,000
Dividends paid on preferred stock	-	-	(1,245,000)	(1,058,250)
Dividends received from Crescent State Bank	-	-	2,000,000	-
Proceeds from Piedmont Investment	-	75,000,000	-	-

Net cash provided by financing activities	-	75,000,000	755,000	23,841,750

Net increase (decrease) in cash and cash equivalents	(71,328,197)	74,490,149	545,909	1,501,879

Cash and cash equivalents, beginning	77,088,063	2,597,914	2,052,005	550,126

Cash and cash equivalents, ending	$5,759,866	$77,088,063	$2,597,914	$2,052,005

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE U - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

The following information is for the consolidated Statement of Cash Flows

	Successor Company	Predecessor Company
	November 19	January 1
	to	to
	December 31,	November 18,	Years Ended December 31,
	2011	2011	2010	2009

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,686,297	$15,557,942	$22,447,154	$27,103,726
Income taxes	$-	$-	$-	$923,000

Supplemental Disclosure of Non-cash Investing
Activities:
Transfer of loans to foreclosed assets	$535,150	$5,400,793	$18,559,015	$9,806,211
Change in fair value of securities available for sale, net of tax	$10,892	$(1,713,499)	$646,985	$969,066
Change in fair value of cash flow hedge, net of tax	$-	$151,203	$(174,581)	$(181,237)

The following information is for the parent company only Statement of Cash Flows

	Successor Company	Predecessor Company
	November 19	January 1
	to	to
	December 31,	November 18,	Years Ended December 31,
	2011	2011	2010	2009

Supplemental Disclosure of Non-cash Investing
Activities:
Change in fair value of cash flow hedge, net of tax	$-	$77,640	$(91,014)	$(93,096)

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures (as such term is defined by 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those written policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, management determined that, as of December 31, 2011, it maintained effective internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Registrant’s internal controls over financial reporting factors that could materially affect these controls during the three-month period ended December 31, 2011.

ITEM 9B – OTHER INFORMATION

On December 30, 2011, the Board of Directors of the Bank elected new officers, including a new President and Chief Operating Officer. Upon the election of these officers, W. Keith Betts, Executive Vice President and Market President of the Bank, and Ray D. Vaughn, Senior Vice President and Chief Operating Officer of the Bank, ceased to be executive officers of the Bank.

On March 28, 2012, the Company, the Bank, Piedmont and VantageSouth Bank (“VantageSouth”), a North Carolina community bank wholly-owned by Piedmont, entered into an Affiliate Services Agreement (the “Services Agreement”). The Services Agreement was effective retroactively to January 1, 2012, which was the date that the arrangements set forth in the Services Agreement were implemented. Under the Services Agreement, the parties provide services to each other and allocate the associated costs. These services include executive management, accounting, human resources, regulatory compliance and other bank related functions.

Pursuant to the Services Agreement, Piedmont pays a monthly fee to the Bank for certain services. The monthly fee includes reimbursement of a percentage of the salary, benefit costs and any year-end bonuses (the “Employment Costs”) of employees that provide services to Piedmont, the Company and the Bank, including the executive officers of the Company and the Bank, determined based upon the estimated amount of work to be performed by each employee for each of the relevant entities. Based upon this estimate, the monthly fee paid by Piedmont to the Bank currently includes 25% of the Employment Costs for Scott M. Custer, President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank, Terry Earley, Executive Vice President and Chief Financial Officer of both the Company and the Bank, and Lee H. Roberts, Chief Operating Officer of both the Company and the Bank. Mr. Custer and Mr. Earley’s annual salaries paid by the Bank are $320,000 and $250,000, respectively.

Additionally, under the Services Agreement, the Bank pays a monthly fee to VantageSouth for services rendered to the Bank by Steven W. Jones, the President of the Bank, and another employee, each of whom receives compensation and benefits from VantageSouth. The applicable portion of the Employment Costs is also determined based upon the estimated amount of work to be performed by these individuals for each of these entities. Based upon this estimate, the monthly fee paid by the Bank to VantageSouth is currently 80% of the Employment Costs of Mr. Jones and the other employee.

Similarly, VantageSouth pays a monthly fee to the Bank for services rendered to VantageSouth by David Ship, Chief Credit Officer of the Bank, and another employee, each of whom receives compensation and benefits from the Bank. Based upon estimates of the work performed by these individuals for each of these entities, the monthly fee paid by VantageSouth to the Bank is 20% of the Employment Costs of Mr. Shipp and the other employee.

The monthly fee paid by each of Piedmont and VantageSouth to the Bank also includes reimbursement of a portion of the lease expense of 3600 Glenwood Avenue, Suite 300, Raleigh, North Carolina, which are Piedmont’s executive offices and space used by VantageSouth management.

The allocation of fees contemplated by the Services Agreement is subject to adjustment to reflect actual expenses at least annually or more frequently if desired by any of the parties.

On March 15, 2012, Bruce Elder, the Vice President and Secretary of the Company and Senior Vice President and Chief Financial Officer of the Bank until March 9, 2012, entered into a Separation and Release Agreement with the Company and the Bank (the “Separation Agreement”). Pursuant to the Separation Agreement, and consistent with his employment agreement, Mr. Elder was paid a lump sum payment of $130,000. In addition, the Separation Agreement provided a waiver of the one-year restriction on Mr. Elder’s ability to engage in business which is competitive with the Bank’s business, which had been include in Mr. Elder’s employment agreement.

On March 28, 2012, the board of directors of each of the Company and the Bank elected David B. Therit as Senior Vice President and Principal Accounting Officer of their respective entities.

Mr. Therit, age 32, joined the Company and the Bank on January 1, 2012. Mr. Therit also serves as the Principal Accounting Officer of Piedmont Community Bank Holdings, Inc. (“Piedmont”), a multi-bank holding company and the owner of approximately 88% of the Company’s outstanding shares of common stock. Prior to joining Piedmont in November 2011, Mr. Therit served as Senior Vice President and Financial Planning & Analysis Executive of Capital Bank, which is headquartered in Coral Gables, Florida. Prior to Capital Bank’s acquisition by North American Financial Holdings, Inc. in January 2011, Mr. Therit served as Senior Vice President and Chief Accounting Officer of Capital Bank Corporation and Capital Bank, both of which were headquartered in Raleigh, North Carolina, which he joined in 2008. Prior to that, Mr. Therit served as Manager at Deloitte & Touche LLP in Raleigh, North Carolina. Mr. Therit is a certified public accountant.

Mr. Therit is eligible to participate in benefit plans made available to other executive officers of the Company and to receive grants of periodic equity awards under the Company’s 2006 Omnibus Stock Ownership and Long Term Incentive Plan.

Part III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers. The Code of Ethics is available at www.crescentstatebank.com.

The remaining information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, for our joint annual meeting of stockholders to be held in 2012.

ITEM 11 - EXECUTIVE COMPENSATION

The information with respect to executive compensation required by this Item is incorporated here in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, for our joint annual meeting of stockholders to be held in 2012.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated here in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by report, for our joint annual meeting of stockholders to be held in 2012.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, for our joint annual meeting of stockholders to be held in 2012.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, for our joint annual meeting of stockholders to be held in 2012.

Item 15– Exhibits AND financial statement schedules

(a)(1) and (2) Lists of Financial Statements and Schedules

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 65.

(a)(3) and (b) Listing of Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESCENT FINANCIAL BANCSHARES, INC.
Registrant

	By:	/s/ Scott M. Custer
Scott M. Custer
Date: March 30, 2012		President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Scott M. Custer	March 30, 2012
President and Chief Executive Officer, Director (Principal
Executive Officer)

/s/ Terry S. Earley	March 30, 2012
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ David B. Therit	March 30, 2012
Senior Vice President and Principal Accounting Officer

/s/ J. Adam Abram	March 30, 2012
J. Adam Abram, Chairman of the Board of Directors

/s/ Brent D. Barringer	March 30, 2012
Brent D. Barringer, Director

/s/ David S. Brody	March 30, 2012
David S. Brody, Director

/s/ Alan N. Colner	March 30, 2012
Alan N. Colner, Director

/s/ Thierry Ho	March 30, 2012
Thierry Ho, Director

/s/ Steven J. Lerner	March 30, 2012
Steven J. Lerner, Director

/s/ James A. Lucas, Jr.	March 30, 2012
James A. Lucas, Jr., Director

/s/ Charles A. Paul, III	March 30, 2012
Charles A. Paul, III, Director

/s/ Jon S. Rufty	March 30, 2012
Jon S. Rufty, Director

/s/ A. Wellford Tabor	March 30, 2012
A. Wellford Tabor, Director

/s/ Nicolas D. Zerbib	March 30, 2012
Nicolas D. Zerbib, Director

Exhibit Index

Exhibit Number	Exhibit

2(i)	Agreement and Plan of Merger, dated May 2, 2011, by and between Crescent Financial Corporation and Crescent Financial Bancshares, Inc. (8)

3(i)	Amended and Restated Certificate of Incorporation of Crescent Financial Bancshares, Inc. (8)

3(ii)	Amended and Restated Bylaws of Crescent Financial Bancshares, Inc.(8)

4(i)	Form of Common Stock Certificate(17)

4(ii)	Warrant to purchase shares of common stock of Crescent Financial Bancshares, Inc., dated November 15, 2011(9)

10(i)	1999 Incentive Stock Option Plan(1)

10(ii)	1999 Non-statutory Stock Option Plan for Directors, as amended(1)

10(iii)	Amended and Restated Declaration of Trust of Crescent Financial Capital Trust I, dated as of August 27, 2003 (2)

10(iv)	Indenture, dated as of August 27, 2003, between Crescent Financial Corporation and Wells Fargo Bank, N.A.(2)

10(v)	Form of Junior Subordinated Debenture(2)

10(vi)	Guarantee Agreement, dated as of August 27, 2003, between Crescent Financial Corporation and Wells Fargo Bank, N.A.(2)

10(vii)+	Second Amended Salary Continuation Agreement, dated September 10, 2008, by and between Crescent State Bank and Michael G. Carlton (7)

10(viii)+	Amended Salary Continuation Agreement, dated October 24, 2007, by and between Crescent State Bank and Bruce W. Elder(4)

10(ix)+	Amended Salary Continuation Agreement, dated October 24, 2007, by and between Crescent State Bank and Thomas E. Holder, Jr.(4)

10(x)+	Endorsement Split Dollar Agreement by and between Crescent State Bank and Michael G. Carlton, dated October 1, 2003(2)

10(xi)+	Endorsement Split Dollar Agreement by and between Crescent State Bank and Bruce W. Elder, dated October 1, 2003 (2)

10(xii)+	Endorsement Split Dollar Agreement by and between Crescent State Bank and Thomas E. Holder, Jr., dated October 1, 2003 (2)

10(xii)	Crescent State Bank Directors’ Compensation Plan, dated as of February 22, 2005 (3)

10(xiv)+	Amended Salary Continuation Agreement, dated September 10, 2008, by and between Crescent State Bank and Ray D. Vaughn(7)

10(xv)+	Amended Salary Continuation Agreement, dated December 29, 2008, by and between Crescent State Bank and W. Keith Betts(5)

10(xvi)+	Endorsement Split Dollar Agreement by and between Crescent State Bank and Ray D. Vaughn, dated October 24, 2007(4)

10(xvii)+	Endorsement Split Dollar Agreement by and between Crescent State Bank and W. Keith Betts, dated October 24, 2007(4)

10(xviii)	2006 Omnibus Stock Ownership and Long Term Incentive Plan(6)

10(xix)+	Executive Employment Agreement, dated February 23, 2011, by and among Bruce W. Elder, Crescent Financial Corporation, and Crescent State Bank(10)

10(xx)+	Executive Employment Agreement, dated February 23, 2011, by and between Thomas E. Holder, Jr. and Crescent State Bank (10)

10(xxi)+	Amendment to Amended Salary Continuation Agreement, dated February 23, 2011, by and between Michael G. Carlton and Crescent State Bank (10)

10(xxii)+	Amendment to Amended Salary Continuation Agreement, dated February 23, 2011, by and between Bruce W. Elder and Crescent State Bank (10)

10(xxiii)+	Amendment to Amended Salary Continuation Agreement, dated February 23, 2011, by and between Thomas E. Holder, Jr. and Crescent State Bank (10)

10(xxiv)+	Amendment to Amended Salary Continuation Agreement, dated February 23, 2011, by and between Ray D. Vaughn and Crescent State Bank (10)

10(xxv)+	Amendment to Amended Salary Continuation Agreement, dated February 23, 2011, by and between W. Keith Betts and Crescent State Bank (10)

10(xxvi)+	Executive Employment Agreement, dated February 23, 2011, by and among Michael G. Carlton, Crescent Financial Corporation, and Crescent State Bank(12)

10(xxvii)+	Executive Employment Agreement, dated February 23, 2011, by and between W. Keith Betts and Crescent State Bank (12)

10(xxviii)+	Executive Employment Agreement, dated February 23, 2011, by and among Ray D. Vaughn and the Bank(12)

10(xxix)	Investment Agreement, dated February 23, 2011 by and among Crescent Financial Corporation, Crescent State Bank, the Bank, and Piedmont Community Bank Holdings, Inc.(12)

10(xxx)	Amendment to Investment Agreement, dated as of March 24, 2011(13)

10(xxxi)	Amendment No. 2 to Investment Agreement, dated as of November 2, 2011(13)

10(xxxii)+	Indemnification Agreement, dated February 23, 2011 by and among Michael G. Carlton, Crescent Financial Corporation and Crescent State Bank(12)

10(xxxiii)+	Letter amendment to Employment Agreement for Michael G. Carlton dated November 2, 2011(11)

10(xxxiv)+	Amendment to Endorsement Split Dollar Agreement by and between Crescent State Bank and Michael G. Carlton dated November 2, 2011(11)

10(xxxv)+	Amendment to Endorsement Split Dollar Agreement by and between Crescent State Bank and Bruce W. Elder dated November 2, 2011(11)

10(xxxvi)+	Amendment to Endorsement Split Dollar Agreement by and between Crescent State Bank and Thomas E. Holder, Jr. dated November 2, 2011(11)

10(xxxvii)	Amendment No. 1 to Amended and Restated Directors’ Compensation Plan, dated as of November 14, 2011(14)

10(xxxviii)	TARP Letter Agreement, dated November 15, 2011, by and among Crescent Financial Bancshares, Inc., Crescent Financial Corporation, and the U.S. Department of the Treasury(9)

10(xxxix)	ARRA Letter Agreement, dated November 15, 2011, by and between Crescent Financial Bancshares, Inc. and the U.S. Department of the Treasury(9)

10(xl)	Registration Rights Agreement, dated November 18, 2011, by and between Crescent Financial Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. (15)

10(xli)	Tax Sharing Agreement, effective as of December 22, 2011, between Piedmont Community Bank Holdings, Inc. and Crescent Financial Bancshares, Inc. (16)

10(xlii)+	Separation and Release Agreement, dated as of January 30, 2012, by and among Crescent Financial Bancshares, Inc., Crescent State Bank and Michael G. Carlton (Filed herewith)

10(xliii)+	Separation and Release Agreement, dated as of January 27,2012 , by and between Crescent State Bank and Thomas E. Holder, Jr. (Filed herewith)

10(xliv)+	Separation and Release Agreement, dated as of February 13, 2012, by and between Crescent State Bank and Ray D. Vaughn (Filed herewith)

10(xlv)+	Separation and Release Agreement, dated as of March 15, 2012, by and among Crescent Financial Bancshares, Inc., Crescent State Bank and Bruce W. Elder (Filed herewith)
10(xlvi)	Affiliate Services Agreement, entered into March 28, 2012, by and among Crescent Financial Bancshares, Inc., Crescent State Bank, Piedmont Community Bank Holdings, Inc. and VantageSouth Bank (Filed herewith)

21	Subsidiaries (Filed herewith)

23	Consent of Dixon Hughes Goodman LLP (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99(i)	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

99(ii)	Certification pursuant to Emergency Economic Stabilization Act of 2008, as amended (Filed herewith)

101.INS*	XBRL Instance Document.

101.SCH*	XRBL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

+ Management contracts and compensatory plans or arrangement.

* XBRL information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

1.	Incorporated by reference from Registration Statement on Form S-8 (Registration No. 333-68974) as filed with the Securities and Exchange Commission on September 5, 2001.

2.	Incorporated by reference from Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.

3.	Incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2006.

4.	Incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2008.

5.	Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008.

6.	Incorporated by reference from Exhibit 99.1 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 11, 2006.

7.	Incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2009.

8.	Incorporated by reference from Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 16, 2011.

9.	Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2011.

10.	Incorporated by reference from Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission on November 8, 2011.

11.	Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2011.

12.	Incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2011.

13.	Incorporated by reference from Tender Offer Statement on Schedule TO filed by Piedmont Community Bank Holdings, Inc. with the Securities and Exchange Commission on November 8, 2011.

14.	Incorporated by reference from Solicitation/Recommendation Statement on Schedule 14D-9/A filed with the Securities and Exchange Commission on November 17, 2011.

15.	Incorporated by reference from Amendment No. 2 to Tender Offer Statement on Schedule TO filed by Piedmont Community Bank Holdings, Inc. with the Securities and Exchange Commission on November 18, 2011.

16.	Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2012.

17.	Incorporated by reference from Exhibit 4.1 to the Post-Effective Amendment to the Registration Statement on Form S-8 (File No. 333-68990), filed with the Securities and Exchange Commission on November 18, 2011.

