Form 10-Q
period 2012-03-31
Crescent Financial Bancshares, Inc.
filed 2012-05-15
CIK 1143921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-32951

CRESCENT FINANCIAL BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2915089
(State or other jurisdiction of Incorporation	(IRS Employer Identification Number)
or organization)

3600 Glenwood Avenue, Suite 300, Raleigh, North Carolina 27612

(Address of principal executive offices)

(Zip Code)

(919) 659-9000

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

Common Stock, $0.001 par value 28,385,308 shares outstanding as of May 14, 2012.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
TABLE OF CONTENTS

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	March 31, 2012 and December 31, 2011	3

	Consolidated Statements of Operations
	Three Months Ended March 31, 2012 (Successor) and
	March 31, 2011 (Predecessor)	4

	Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended March 31, 2012 (Successor) and
	March 31, 2011 (Predecessor)	5

	Consolidated Statement of Changes in Stockholders’ Equity
	Three Months Ended March 31, 2012 (Successor)	6

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2012 (Successor) and
	March 31, 2011 (Predecessor)	7

	Notes to Consolidated Financial Statements	8 - 30

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31 - 44

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4 -	Controls and Procedures	44

Part II.	Other Information

Item 1 -	Legal Proceedings	45

Item 1a -	Risk Factors	45

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3 -	Defaults Upon Senior Debt	45

Item 4 -	Mine Safety Disclosures	45

Item 5 -	Other Information	45

Item 6 -	Exhibits	45

Part I. Financial Information

Item 1 - Financial Statements

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2012	2011*

ASSETS

Cash and due from banks	$12,026,525	$8,843,873
Interest-earning deposits with banks	2,120,251	1,773,064
Federal funds sold	42,925,000	14,745,000
Investment securities available for sale, at fair value	144,943,234	143,503,848
Mortgage loans held for sale	3,317,166	3,841,412
Loans held for investment	515,761,462	552,877,060
Allowance for loan losses	(737,000)	(227,000)
NET LOANS HELD FOR INVESTMENT	515,024,462	552,650,060

Federal Home Loan Bank stock, at cost	8,669,300	8,669,300
Premises and equipment, net	10,619,240	10,285,794
Investment in life insurance	19,441,727	19,261,443
Foreclosed assets	5,496,743	9,422,056
Deferred tax asset, net	29,691,329	30,190,593
Goodwill	21,816,342	20,015,194
Other intangibles, net	2,165,118	2,229,747
Other assets	7,371,445	9,071,796

TOTAL ASSETS	$825,627,882	$834,503,180
LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$75,320,025	$91,215,170
Savings	42,613,110	46,840,021
Money market and NOW	251,433,203	226,583,947
Time	289,462,363	309,779,448

TOTAL DEPOSITS	658,828,701	674,418,586
Short-term borrowings	5,000,000	-
Long-term debt	12,251,659	12,215,901
Accrued expenses and other liabilities	4,930,503	4,809,240

TOTAL LIABILITIES	681,010,863	691,443,727
Commitments (Note C)
Stockholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized, 24,900 shares issued and outstanding at both March 31, 2012 and December 31, 2011	24,489,170	24,442,303
Common stock, $0.001 par value, 75,000,000 shares authorized; 28,385,308 and 28,412,059 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	28,385	28,412
Common stock warrant	1,325,372	1,325,372
Additional paid-in capital	117,444,567	117,434,029
Retained earnings (accumulated deficit)	479,153	(181,555)
Accumulated other comprehensive income	850,372	10,892

TOTAL STOCKHOLDERS’ EQUITY	144,617,019	143,059,453
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$825,627,882	$834,503,180

*	Derived from audited consolidated financial statements.

See accompanying notes.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Month Periods Ended March 31, 2012 (Successor) and March 31, 2011 (Predecessor)

	Successor	Predecessor
	Company	Company
	2012	2011

INTEREST INCOME
Loans	$8,334,790	$9,077,943
Investment securities available for sale	963,492	1,662,690
Federal funds sold and interest-earning deposits	12,047	29,092

TOTAL INTEREST INCOME	9,310,329	10,769,725
INTEREST EXPENSE
Deposits	1,124,470	3,348,840
Short-term borrowings	1,604	15,359
Long-term debt	276,160	1,370,647
TOTAL INTEREST EXPENSE	1,402,234	4,734,846

NET INTEREST INCOME	7,908,095	6,034,879

PROVISION FOR LOAN LOSSES	804,000	7,023,511

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	7,104,095	(988,632)

NON-INTEREST INCOME
Mortgage origination revenue	68,500	74,970
Gain on sale of mortgage loans	587,439	91,455
Service charges and fees on deposit accounts	447,182	447,049
Earnings on life insurance	203,758	212,717
Gain on sale of available for sale securities	192,192	100,631
Other	149,796	115,421

TOTAL NON-INTEREST INCOME	1,648,867	1,042,243

NON-INTEREST EXPENSE
Salaries and employee benefits	3,822,127	3,347,288
Occupancy and equipment	971,163	1,012,039
Data processing	518,671	420,297
FDIC insurance premiums	344,541	448,985
Net (gain) loss on foreclosed assets	(58,414)	158,876
Other loan related expense	496,033	492,239
Professional services	763,290	543,980
Other	834,176	676,551

TOTAL NON-INTEREST EXPENSE	7,691,587	7,100,255

INCOME (LOSS) BEFORE INCOME TAXES	1,061,375	(7,046,644)

INCOME TAX EXPENSE	353,800	-
NET INCOME (LOSS)	707,575	(7,046,644)

Effective dividend on preferred stock (Note I)	383,596	427,434

Net income available (loss attributed) to common stockholders	$323,979	$(7,474,078)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.01	$(0.78)
Diluted	$0.01	$(0.78)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note D)
Basic	28,360,196	9,581,390
Diluted	28,385,439	9,581,390

See accompanying notes.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three Month Periods Ended March 31, 2012 (Successor) and March 31, 2011 (Predecessor)

	Successor	Predecessor
	Company	Company
	2012	2011

NET INCOME (LOSS)	$707,575	$(7,046,644)

Other comprehensive income (loss):
Securities available for sale:

Unrealized holding gain (loss) on available for sale securities	1,173,927	(724,878)
Tax effect	(452,549)	279,441
Reclassification of gains recognized in net income	192,192	100,631
Tax effect	(74,090)	(38,793)

Net of tax amount	839,480	(383,599)

Cash flow hedging activities:

Unrealized holding gain (loss) on cash flow hedging activities	-	80,049
Tax effect	-	(30,859)

Net of tax amount	-	49,190

Total other comprehensive income (loss)	839,480	(334,409)

Comprehensive INCOME (LOSS)	$1,547,055	$(7,381,053)

See accompanying notes.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

							Retained	Accumulated
					Common	Additional	earnings/	other	Total
	Preferred stock		Common stock		stock	paid-in	accumulated	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	warrants	capital	deficit	income	equity

Balance at December 31, 2011	24,900	$24,442,303	28,412,060	$28,412	$1,325,372	$117,434,029	$(181,555)	$10,892	$143,059,453

Net income	-	-	-	-	-	-	707,575	-	707,575

Other comprehensive income	-	-	-	-	-	-	-	839,480	839,480

Expense recognized in connection with stock options and restricted stock	-	-	-	-	-	10,511	-	-	10,511

Restricted stock, forfeited	-	-	(26,752)	(27)	-	27	-	-	-

Accretion of discount on preferred stock	-	46,867	-	-	-	-	(46,867)	-	-

Preferred stock dividend	-	-	-	-	-	-	-	-	-

Balance at March 31, 2012	24,900	$24,489,170	28,385,308	$28,385	$1,325,372	$117,444,567	$479,153	$850,372	$144,617,019

See accompanying notes.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 2012 (Successor) and March 31, 2011 (Predecessor)

	Successor	Predecessor
	Company	Company
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$707,575	$(7,046,644)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	234,956	251,800
Stock based compensation	10,511	34,506
Provision for loan losses	804,000	7,023,511
Accretion of purchased loans	(3,493,095)	-
Amortization of core deposit premium	64,629	33,337
Amortization of premium on time deposits	(894,811)	-
Accretion of trust preferred securities	14,345	-
Accretion of discount on long-term debt	21,413	-
Gain on mortgage loan commitments	(234,140)	(6,334)
Net gain on sales of mortgage loans	(353,298)	(85,120)
Originations of mortgage loans held-for-sale	(24,756,649)	(11,843,128)
Proceeds from sales of mortgage loans	25,634,193	16,812,766
Net increase in cash surrender value of life insurance	(180,284)	(194,142)
Deferred income taxes	128,600	(31,529)
Gain on sale of available for sale securities	(192,192)	(100,631)
Net amortization of premiums/discounts on securities	95,756	494,751
Net (gain)/ loss on disposal of and valuation adjustments to foreclosed assets	(85,289)	158,876
Increase in interest rate swaps	56,189	-
Change in assets and liabilities:
(Increase)/ decrease in accrued interest receivable	(662,859)	609,814
(Increase)/ decrease in other assets	1,528,936	3,294,345
Increase/ (decrease) in accrued interest payable	40,740	(24,567)
Increase in accrued expenses and other liabilities	(1,090,035)	138,215
TOTAL ADJUSTMENTS	(3,308,384)	16,629,528
NET CASH PROVIDED BY OPERATING ACTIVITIES	(2,600,809)	9,582,884
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(10,388,344)	(35,078,914)
Proceeds from maturities and principal repayments of securities available for sale	3,413,388	7,534,704
Proceeds from sale of securities available for sale	6,998,125	20,445,655
Proceeds from disposal of foreclosed assets	4,508,473	1,618,919
Loan originations and principal collections, net	25,671,032	17,461,008
Proceeds from sale of loans	14,809,075	1,950,000
Purchases of premises and equipment	(568,402)	(59,641)
NET CASH PROVIDED BY INVESTING ACTIVITIES	44,443,347	13,871,731
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits:
Demand	(15,895,145)	(2,783,237)
Savings	(4,226,911)	(7,495,661)
Money market and NOW	24,849,256	9,683,021
Time deposits	(19,859,899)	1,417,749
Net increase/ (decrease) in short-term borrowings	5,000,000	(2,000,000)
Net increase/ (decrease) in long-term debt	-	(5,000,000)
Dividends paid on preferred stock	-	-
NET CASH USED BY FINANCING ACTIVITIES	(10,132,699)	(6,178,128)
NET INCREASE IN CASH AND CASH EQUIVALENTS	31,709,839	17,276,487
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,361,937	49,106,179
CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,071,776	$66,382,666

See accompanying notes.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Crescent Financial Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, Crescent State Bank (the “Bank”). The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Company’s 2011 Form 10-K”).

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all significant intercompany transactions have been eliminated in consolidation. Results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2012. The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A description of the accounting policies followed by the Company are as set forth in Note B of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Balances and activity in the Company’s consolidated financial statements prior to the Piedmont Investment have been labeled with “Predecessor Company” while balances and activity subsequent to the Piedmont Investment have been labeled with “Successor Company.”

NOTE B – PIEDMONT INVESTMENT

On November 18, 2011, the Company completed the issuance and sale to Piedmont Community Bank Holdings, Inc. (“Piedmont”) of 18,750,000 shares of common stock for $75.0 million in cash (the “Piedmont Investment”) pursuant to an Investment Agreement (the “Piedmont Investment Agreement”). As part of its investment, Piedmont also made a tender offer to the Company’s stockholders commencing on November 8, 2011 to purchase up to 67% (6,442,105 shares) of our outstanding common stock at a price of $4.75 per share (“Tender Offer”). Pursuant to the Tender Offer, Piedmont purchased 6,128,423 shares of the Company’s common stock for $29.1 million. As a result of the Piedmont Investment and the Tender Offer, Piedmont owns approximately 88% of the Company’s outstanding common stock.

In connection with the closing of the Piedmont Investment, the Company amended its Supplemental Executive Retirement Plan (“SERP”). The SERP was frozen as of April 30, 2011 with no additional liability accrued beyond that date. The full balance of the SERP liability was paid out in December 2011 in accordance with the provisions of the Piedmont Investment Agreement.

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

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE B – PIEDMONT INVESTMENT (Continued)

The following table summarizes the Piedmont Investment and the Successor Company’s opening balance sheet:

	Originally	Measurement	Adjusted
	Reported at	Period	Balances at
	November 18, 2011	Adjustments	November 18, 2011
Fair value of assets acquired:

Cash and cash equivalents	$226,126,051	$-	$226,126,051
Investment securities available for sale	89,342,932	-	89,342,932
Mortgage loans held for sale	4,587,862	-	4,587,862
Loans	561,911,272	-	561,911,272
Federal Home Loan Bank stock	8,669,300	-	8,669,300
Premises and equipment	10,325,392	-	10,325,392
Deferred tax asset, net	30,267,925	155,976	30,423,901
Investment in life insurance	19,169,460	-	19,169,460
Foreclosed assets	10,584,003	(405,131)	10,178,872
Goodwill	20,015,193	1,801,148	21,816,341
Other intangibles	2,260,262	-	2,260,262
Other assets	10,092,656	-	10,092,656
Total assets acquired	993,352,308	1,551,993	994,904,302

Fair value of liabilities assumed:

Deposits	678,289,539	-	678,289,539
Borrowings	164,801,131	-	164,801,131
Other liabilities	7,110,829	1,551,993	8,662,822
Total liabilities assumed	850,201,498	1,551,993	851,753,492

Net assets	$143,150,810	$-	$143,150,810

Non-controlling interests at fair value:

Preferred stock	24,408,999	-	24,408,999
Common stock warrant	1,325,372	-	1,325,372
Common stock	42,416,439	-	42,416,439

Total non-controlling interests	68,150,810	-	68,150,810

Purchase price	$75,000,000	$-	$75,000,000

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available to make estimates of fair value during the measurement period through March 31, 2012. The Company is currently within the one-year measurement period with respect to the acquisition date, and thus, material adjustments to these purchase accounting fair value adjustments are possible. In the first quarter of 2012, goodwill increased by $1.8 million as a result of adjustments to refine the Company’s acquisition date estimate of market rent on two branch leases as well as adjustments to refine the valuation of certain other real estate owned based on subsequent selling prices.

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

NOTE B – PIEDMONT INVESTMENT (Continued)

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

Loans Held for Investment. All loans in the loan portfolio were adjusted to estimated fair value at the Piedmont Investment date. Upon analyzing estimated credit losses, expected cash flows were forecasted over the remaining life of each loan and discounted those expected cash flows to present value at current market interest rates for similar loans considering loan collateral type and credit quality. Based on this valuation, the Company recorded a loan fair value discount of approximately $43.4 million. In addition, the Company eliminated net deferred loan fees immediately prior to the acquisition of approximately $663,000.

Federal Home Loan Bank Stock. The Company’s investment in FHLB stock is carried at cost. Given the option to redeem this stock at par through the FHLB, the Company determined that cost approximated fair value at acquisition date and made no related adjustment.

Premises and Equipment. Premises and equipment were adjusted to estimated fair value at acquisition date based on recent appraisals for bank-owned land and buildings. The total fair value adjustment reduced the book value of these assets by approximately $540,000. At acquisition, accumulated depreciation was eliminated and estimated fair value became the cost basis of these assets.

Deferred Tax Asset. The net deferred tax asset is primarily related to the recognition of differences between certain tax and book bases of assets and liabilities related to purchase accounting at the Piedmont Investment, including fair value adjustments discussed elsewhere in this section, along with federal and state net operating losses that the Company determined to be realizable as of the acquisition date. A valuation allowance is recorded for deferred tax assets, including net operating losses, if the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on its analysis, the Company determined that no valuation allowance was necessary at acquisition date. See Note K of Item 8 in the Company’s 2011 Form 10-K for further discussion of the Company’s valuation allowance analysis.

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

NOTE B – PIEDMONT INVESTMENT (Continued)

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

Borrowings. Included in borrowings are FHLB advances as well as a subordinated term loan issued by the Bank and junior subordinated debentures issued in the form of trust preferred securities. Fair values for FHLB advances were determined by developing cash flow estimates for each advance based on scheduled principal and interest payments, contractual interest rates and prepayment penalties. Once the cash flows were determined, the current FHLB advance rate for similar maturity terms was used to discount the cash flows to the present value. The outstanding balance of FHLB advances at the acquisition date was $142.0 million, and the estimated fair value premium totaled $10.6 million. Acquired FHLB advances were repaid after the acquisition date prior to December 31, 2011.

Fair values for the trust preferred securities and subordinated term loan were estimated by developing cash flow estimates for each of these debt instruments based on scheduled principal and interest payments. Once the cash flows were determined, a market rate for comparable debt instruments was used to discount the cash flows to their present values. Outstanding trust preferred securities and subordinated debt at the acquisition date was $8.0 million and $7.5 million, respectively, and the estimated fair value discount on each totaled $2.8 million, and $731,000, respectively. The Company will accrete these discounts as an increase to interest expense on a level-yield basis over the contractual term of each debt instrument.

Non-controlling Interests. Non-controlling interests include preferred stock and common stock warrants issued pursuant to the U.S. Treasury’s Troubled Asset Relief Program capital purchase program (“TARP CPP”) as well as common stock owned at the acquisition date by legacy stockholders. Preferred stock issued under the TARP CPP was valued based on forecasting expected cash flows with an assumed repayment date and discounting these cash flows based on current market yields for similar preferred stock. The discount between the estimated fair value at acquisition date and the $24.9 million liquidation value will be accreted to retained earnings over the remaining period to anticipated repayment of these securities. The common stock warrant, also issued to the U.S. Treasury, was valued using a Black-Scholes option pricing model. See Note I – Cumulative Perpetual Preferred Stock for more details.

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

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE C – COMMITMENTS

The following is a summary of the contract amount of the Company’s exposure to off-balance sheet commitments at March 31, 2012:

Undisbursed lines of credit	$29,250,531
Commitments to extend credit	71,391,474
Financial standby letters of credit	3,839,976
Capital commitment to private investment fund	175,000

NOTE D - PER SHARE RESULTS

Basic earnings per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options, restricted stock and the common stock warrant issued to the U.S. Treasury and are determined using the treasury stock method.

	Three Months Ended
	March 31
	Successor	Predecessor
	Company	Company
	2012	2011
Weighted average number of shares used in computing basic net income per share	28,360,196	9,581,390

Effect of dilutive stock options	25,243	-

Weighted average number of shares used in computing diluted net income per share	28,385,439	9,581,390

For the three month period ended March 31, 2012, there were 241,484 options and the warrant for 833,705 shares that were anti-dilutive as the average stock price was below the exercise price. For the three month period ended March 31, 2011, there were 299,611 options and the warrant for 833,705 shares that were anti-dilutive primarily due to the net loss.

NOTE E - INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification:

	March 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:

Mortgage-backed securities	$26,695,109	$105,063	$8,206	$26,791,966
Collateralized mortgage obligations	79,000,586	290,442	277,437	79,013,591
Municipals, non-taxable	13,259,418	348,328	-	13,607,746
Corporate bonds	24,071,729	836,802	-	24,908,531
Marketable equity	532,548	88,852	-	621,400

	$143,559,390	$1,669,487	$285,643	$144,943,234

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - INVESTMENT SECURITIES (Continued)

	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities available for sale:

Mortgage-backed securities	$19,451,556	$19,641	$106,853	$19,364,344
Collateralized mortgage obligations	82,192,471	153,812	251,414	82,094,869
Municipals, non-taxable	13,280,926	263,159	30,194	13,513,891
Corporate bonds	28,041,712	38,943	114,553	27,966,102
Marketable equity	519,458	49,575	4,391	564,642

	$143,486,123	$525,130	$507,405	$143,503,848

All mortgage-backed securities and collateralized mortgage obligations in the Company’s portfolio at March 31, 2012 and December 31, 2011 were backed by government sponsored enterprises (“GSEs”).

The following tables summarize gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:

Mortgage-backed	$7,509,277	$8,206	$-	$-	$7,509,277	$8,206
Collateralized mortgage obligations	50,460,144	277,437	-	-	50,460,144	277,437

Total temporarily impaired securities	$57,969,421	$285,643	$-	$-	$57,969,421	$285,643

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Securities available for sale:
Mortgage-backed	$9,153,058	$106,854	$-	$-	$9,153,058	$106,854
Collateralized mortgage obligations	67,359,625	251,413	-	-	67,359,625	251,413
Municipals	2,637,330	30,194	-	-	2,637,330	30,194
Corporate bonds	15,818,502	114,553	-	-	15,818,502	114,553
Marketable equity	32,131	4,391	-	-	32,131	4,391

Total temporarily impaired securities	$95,000,646	$507,405	$-	$-	$95,000,646	$507,405

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - INVESTMENT SECURITIES (Continued)

Unrealized losses on investment securities at March 31, 2012 related to five GSE collateralized mortgage obligations and two GSE mortgage-backed securities. Unrealized losses on investment securities at December 31, 2011 related to eleven GSE collateralized mortgage obligations, four GSE mortgage-backed securities, three municipal securities, seven investment grade corporate bonds and one marketable equity security. At March 31, 2012 and December 31, 2011, none of the securities had been in an unrealized loss position for more than a twelve month period.

The securities in an unrealized loss position at March 31, 2012 have continued to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities are not considered to represent other-than-temporary impairment at March 31, 2012.

At March 31, 2012 and December 31, 2011, investment securities with a carrying value of $32.5 million and $43.9 million respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Due after one	Due after five		Other
	Due within	year through	years through	Due after	equity
	one year	five years	ten years	ten years	securities

Mortgage backed:
Amortized cost	$3,918,107	$10,043,343	$6,735,485	$5,998,174	$-
Fair value	3,926,840	10,074,122	6,763,659	6,027,346	-
Collateralized mortgage obligations
Amortized cost	11,606,365	47,518,158	17,764,238	2,111,825	-
Fair value	11,650,169	47,535,677	17,727,123	2,100,621	-
Municipals
Amortized cost	455,000	3,627,918	7,039,439	2,137,059	-
Fair value	455,000	3,698,219	7,208,737	2,245,790	-
Corporate bonds
Amortized cost	-	24,071,729	-	-	-
Fair value	-	24,908,531	-	-	-
Marketable equity
Amortized cost	-	-	-	-	532,548
Fair value	-	-	-	-	621,400

Total

Amortized cost	$15,979,472	$85,261,148	$31,539,162	$10,247,058	$532,548
Fair value	$16,032,009	$86,216,549	$31,699,519	$10,373,757	$621,400

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - LOANS HELD FOR INVESTMENT

Following is a summary of loans at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Real estate - commercial	$289,512,795	$310,314,968
Real estate - residential	63,298,391	67,004,033
Construction loans	70,662,909	83,929,770
Commercial and industrial loans	43,185,152	39,433,800
Home equity loans and lines of credit	45,370,932	48,940,064
Loans to individuals	3,772,859	3,299,958

Total loans	515,803,038	552,922,593

Less:
Deferred loan fees	(41,576)	(45,532)
Allowance for loan losses	(737,000)	(227,000)

Net loans held for investment	$515,024,462	$552,650,060

Loans are primarily made in the Company’s market area of North Carolina, principally Wake, Johnston, Lee, Moore, and New Hanover counties. Real estate loans can be affected by the condition of the local real estate market. Commercial and consumer and other loans can be affected by the local economic conditions.

Purchased Credit-Impaired Loans

Accretable yield, or income expected to be collected, related to purchased credit-impaired (“PCI”) loans in the successor period is as follows:

Balance, January 1, 2012	$29,645,444
New loans purchased	-
Accretion of income for the period	(3,112,996)
Reclassifications from nonaccretable difference	-
Disposals	(442,114)

Balance, March 31, 2012	$26,090,334

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

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - LOANS HELD FOR INVESTMENT (Continued)

Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses and the ending recorded investment in loans by portfolio segment and based on impairment method as of and for the periods ended March 31, 2012 and 2011 (in thousands):

	March 31, 2012
	Commercial	Real Estate	Real Estate
	& Industrial	Commercial	Residential	Construction	Consumer	Total
Allowance for loan losses:
Beginning balance	$30	$126	$47	$21	$3	$227
Charge-offs	(15)	-	(271)	-	(8)	(294)
Recoveries	-	-	-	-	-	-
Provision for loan losses	163	(47)	588	79	21	804
Ending balance	$178	$79	$364	$100	$16	$737
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$178	$79	$364	$100	$16	$737
Purchased credit-impaired	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$43,185	$289,513	$108,669	$70,663	$3,773	$515,803
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$20,725	$140,487	$77,921	$21,374	$3,768	$264,275
Purchased credit-impaired	$22,460	$149,026	$30,748	$49,289	$5	$251,528

	March 31, 2011
	Commercial	Real Estate	Real Estate
	& Industrial	Commercial	Residential	Construction	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,689	$5,345	$2,814	$9,774	$80	$20,702
Charge-offs	(269)	(216)	(339)	(3,761)	(14)	(4,599)
Recoveries	36	-	10	312	-	358
Provision for loan losses	253	2,134	1,880	2,752	5	7,024

Ending balance	$2,709	$7,263	$4,365	$9,077	$71	$23,485
Ending balance:
Individually evaluated for impairment	$1,298	$3,575	$2,475	$6,636	$35	$14,019
Collectively evaluated for impairment	$1,411	$3,688	$1,890	$2,441	$36	$9,466

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - LOANS HELD FOR INVESTMENT (Continued)

The following is a summary of the ending allowance for loans losses and the recorded investment in loans by portfolio segment and based on impairment method at December 31, 2011 (in thousands):

	December 31, 2011
	Commercial	Real Estate	Real Estate
	& Industrial	Commercial	Residential	Construction	Consumer	Total
Allowance for loan losses:
Ending balance	$30	$126	$47	$21	$3	$227
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$30	$126	$47	$21	$3	$227
Purchased credit-impaired	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$39,434	$310,315	$115,944	$83,930	$3,300	$552,923
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$12,426	$149,654	$79,588	$19,315	$2,850	$263,833
Purchased credit-impaired	$27,008	$149,026	$36,356	$64,615	$450	$289,090

At the Piedmont Investment, the acquired loan portfolio was adjusted to fair value and the allowance for loan losses was eliminated. For PCI loans, impairment and the associated allowance for loan losses is evaluated based on decreases in expected cash flows. Since no decreases in expected cash flows were detected on PCI loans since acquisition, no impairment, or corresponding allowance for loan losses, was recorded at March 31, 2012 and December 31, 2011.

Analysis of Credit Quality

The Company uses an internal grading system to assign the degree of inherent risk on each individual loan. The grade is initially assigned by the lending officer and reviewed by the loan administration function throughout the life of the loan. As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average grade of commercial loans, (ii) the level of classified commercial loans, (iii) charge-offs, (iv) non-performing loans (see details above) and (v) the general economic conditions in the state of North Carolina. The credit grades have been defined as follows:

•	Risk Grade 1 – Minimal credit risk - A loan to a borrower of unquestionable financial strength. Financial information exhibits superior earnings, leverage and liquidity positions, which firmly establish a repayment source that is substantial in relation to debt. These borrowers would generally have access to national credit and equity markets. Also includes a loan fully protected by cash equivalents or high grade, readily marketable securities.

•	Risk Grade 2 – Modest credit risk - Loans to borrowers of better than average financial strength. Earnings performance is consistent and primary and secondary sources of repayment are well established. Borrower exhibits very good asset quality and liquidity with strong debt servicing capacity. Company management has depth, is experienced and well regarded in the industry. This risk grade is reserved for loans secured by readily marketable collateral or is a loan made within guidelines to borrowers with liquid financial statements.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - LOANS HELD FOR INVESTMENT (Continued)

•	Risk Grade 3 – Average credit risk - Loans to borrowers involving satisfactory financial strength. Earnings performance is consistent with primary and secondary sources of repayment well defined and adequate to retire the debt in a timely and orderly fashion. These businesses would generally exhibit satisfactory asset quality and liquidity with moderate leverage, average performance to their peer group and experienced management in key positions. This risk grade is reserved for the Bank’s top quality loans.

•	Risk Grade 4 – Acceptable credit risk - Loans to borrowers with more than average risk but with little risk of ultimate collection. The loan may contain certain characteristics that require some supervision and attention by the lender. Asset quality is acceptable, but debt capacity is modest and little excess liquidity is available. The borrower may be fully leveraged, and unable to overcome major setbacks. Covenants are structured to ensure adequate protection. Management may have limited experience and depth. Includes loans, which are highly leveraged transactions due to regulatory constraints. Also includes loans involving reasonable exceptions to policy. This grade is given to acceptable loans. These loans have adequate sources of repayment, with little identifiable risk of collection.

•	Risk Grade 5 – Acceptable credit risk - A loan that is sound yet ultimate collectability may depend on guarantor support or tertiary repayment sources. Although asset quality remains acceptable, the borrower has a smaller and/or less diverse asset base, very little liquidity and limited debt capacity. Earnings performance is inconsistent and the borrower may be highly leveraged and below average size or lower-tier competitor. Limited management experience and depth. May be well-conceived start-up venture, but repayment is still dependent upon a successful operation. Includes loans with significant documentation or policy exceptions, improper loan structure or inadequate loan servicing procedures. May also include a loan in which strong reliance for a secondary repayment source is placed on a guarantor who exhibits the ability and willingness to repay. These credits require significant supervision by the lender and covenants structured to ensure adequate protection. Loans which are highly leveraged transactions due to the obligor's financial status. This grade is given to acceptable loans that show signs of weakness in either sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss.

•	Risk Grade 6 – Special mention - Criticized Exposure. A loan which still has the capacity to perform but contains certain characteristics that require continual supervision and attention from the lender. These characteristics may include but are not limited to (1) adverse trends in financial condition or key operating, liquidity, trading asset turn, or leverage ratios; (2) inconsistent repayment performance; or (3) fatal documentation errors that would prevent the Bank from enforcing its note or security instruments. Material adverse trends have not yet been developed.

•	Risk Grade 7 – Substandard - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. A loan classified as Substandard must have a well-defined weakness or weaknesses that jeopardize the collection of all payments contractually due the Bank upon liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•	Risk Grade 8 – Doubtful - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - LOANS HELD FOR INVESTMENT (Continued)

•	Risk Grade 9 – Loss - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future. Probable Loss portions of Doubtful assets are charged against the Allowance for Loan Losses. Loans may reside in this classification for administrative purposes for a period not to exceed the earlier of thirty (30) days or calendar quarter end.

•	Other – Ungraded loans. Overdraft protection accounts are typically not graded at origination, but are assigned a risk grade when credit deterioration is detected.

The following tables summarize the carrying value of the non-acquired loan portfolio (or loans originated subsequent to the Piedmont Investment) by internal risk ratings at March 31, 2012 and December 31, 2011:

	Commercial Credit Exposure
	March 31, 2012
	Commercial	Real Estate	Commercial	Commercial
	& Industrial	Commercial	Construction	LOC	Total
Non-Acquired Loans	(Dollars in Thousands)

1-Minimal Credit Risk	$-	$-	$-	$-	$-
2-Modest Credit Risk	-	-	-	-	-
3-Average Credit Risk	104	-	-	-	104
4-Acceptable Credit Risk	5,827	10,046	-	24	15,897
5-Acceptable Credit Risk	128	680	1,397	-	2,205
6-Special Mention	-	-	-	-	-
7-Substandard	-	-	-	-	-
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Other	9	-	259	-	268
Total	$6,068	$10,726	$1,656	$24	$18,474

	Consumer Credit Exposure
	March 31, 2012
	Real Estate	Consumer	Home
	Residential	Construction	Equity	Consumer	Total
Non-Acquired Loans	(Dollars in Thousands)

1-Minimal Credit Risk	$-	$-	$-	$293	$293
2-Modest Credit Risk	-	-	-	-	-
3-Average Credit Risk	626	242	545	50	1,463
4-Acceptable Credit Risk	87	642	250	401	1,380
5-Acceptable Credit Risk	49	-	-	72	121
6-Special Mention	-	-	-	-	-
7-Substandard	-	-	-	-	-
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Other	975	-	1	12	988
Total	$1,737	$884	$796	$828	$4,245

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - LOANS HELD FOR INVESTMENT (Continued)

	Commercial Credit Exposure
	December 31, 2011
	Commercial	Commercial	Commercial	Commercial
	& Industrial	Real Estate	Construction	LOC	Total
Non-Acquired Loans	(Dollars in thousands)

1-Minimal Credit Risk	$-	$-	$-	$-	$-
2-Modest Credit Risk	-	-	-	-	-
3-Average Credit Risk	108	-	-	-	108
4-Acceptable Credit Risk	316	7,416	-	-	7,732
5-Acceptable Credit Risk	470	231	138	-	839
6-Special Mention	-	-	-	-	-
7-Substandard	99	-	-	-	99
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Other	-	-	-	-	-
Total	$993	$7,647	$138	$-	$8,778

	Consumer Credit Exposure
	December 31, 2011
	Real Estate	Consumer	Home
	Residential	Construction	Equity	Consumer	Total
Non-Acquired Loans	(Dollars in thousands)

1-Minimal Credit Risk	$-	$-	$-	$25	$25
2-Modest Credit Risk	-	-	-	-	-
3-Average Credit Risk	721	110	426	13	1,270
4-Acceptable Credit Risk	358	86	-	17	461
5-Acceptable Credit Risk	660	-	-	71	731
6-Special Mention	-	-	-	-	-
7-Substandard	-	-	-	-	-
8-Doubtful	-	-	-	-	-
9-Loss	-	-	-	-	-
Other	-	-	-	-	-
Total	$1,739	$196	$426	$126	$2,487

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - LOANS HELD FOR INVESTMENT (Continued)

The following tables summarize the carrying value of the acquired loan portfolio (or loans originated prior to the Piedmont Investment) by internal risk ratings at March 31, 2012 and December 31, 2011:

	Commercial Credit Exposure
	March 31, 2012
	Commercial	Real Estate	Commercial	Commercial
	& Industrial	Commercial	Construction	LOC	Total
Acquired Loans	(Dollars in thousands)

1-Minimal Credit Risk	$702	$-	$-	$11	$713
2-Modest Credit Risk	592	-	-	-	592
3-Average Credit Risk	917	14,057	3,464	-	18,438
4-Acceptable Credit Risk	8,546	93,510	6,301	62	108,419
5-Acceptable Credit Risk	19,042	110,860	26,279	86	156,267
6-Special Mention	4,243	45,438	17,330	13	67,024
7-Substandard	2,301	14,922	7,964	-	25,187
8-Doubtful	-	-	388	-	388
9-Loss	-	-	-	-	-
Other	366	-	35	212	613
Total	$36,709	$278,787	$61,761	$384	$377,641

	Consumer Credit Exposure
	March 31, 2012
	Real Estate	Consumer
	Residential	Construction	Home Equity	Consumer	Total
Acquired Loans	(Dollars in thousands)

1-Minimal Credit Risk	$-	$-	$-	$276	$276
2-Modest Credit Risk	-	-	-	-	-
3-Average Credit Risk	9,586	1,550	3,457	414	15,007
4-Acceptable Credit Risk	23,494	3,456	27,437	706	55,093
5-Acceptable Credit Risk	16,192	342	9,341	591	26,466
6-Special Mention	5,389	176	1,915	331	7,811
7-Substandard	6,151	804	2,425	19	9,399
8-Doubtful	140	-	-	-	140
9-Loss	-	-	-	-	-
Other	609	34	-	608	1,251
Total	$61,561	$6,362	$44,575	$2,945	$115,443

	Commercial Credit Exposure
	December 31, 2011
	Commercial	Real Estate	Commercial	Commercial
	& Industrial	Commercial	Construction	LOC	Total
Acquired Loans	(Dollars in thousands)

1-Minimal Credit Risk	$938	$-	$-	$11	$949
2-Modest Credit Risk	598	-	-	-	598
3-Average Credit Risk	1,171	10,108	3,594	-	14,873
4-Acceptable Credit Risk	8,201	130,614	9,134	70	148,019
5-Acceptable Credit Risk	22,405	111,571	27,199	99	161,274
6-Special Mention	2,212	34,877	22,482	1	59,572
7-Substandard	2,258	13,907	12,402	1	28,568
8-Doubtful	-	379	519	-	898
9-Loss	-	-	-	-	-
Other	253	1,212	-	223	1,688
Total	$38,036	$302,668	$75,330	$405	$416,439

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - LOANS HELD FOR INVESTMENT (Continued)

	Consumer Credit Exposure
	December 31, 2011
	Real Estate	Consumer
	Residential	Construction	Home Equity	Consumer	Total
Acquired Loans	(Dollars in thousands)

1-Minimal Credit Risk	$-	$-	$-	$290	$290
2-Modest Credit Risk	-	-	-	-	-
3-Average Credit Risk	9,330	1,886	8,523	412	20,151
4-Acceptable Credit Risk	23,802	4,870	27,060	815	56,547
5-Acceptable Credit Risk	18,487	507	7,183	628	26,805
6-Special Mention	5,155	176	2,064	336	7,731
7-Substandard	8,300	758	3,684	43	12,785
8-Doubtful	145	-	-	-	145
9-Loss	-	-	-	-	-
Other	46	69	-	650	765

Total	$65,265	$8,266	$48,514	$3,174	$125,219

Past Due Analysis

The following tables summarize the aging of the loan portfolio by past due status, based on contractual terms, at March 31, 2012 and December 31, 2011:

	March 31, 2012
		Greater than
	30-89 Days	90 Days	Total	Total
	Past Due	Past Due	Past Due	Current	Loans
Acquired Loans:	(Dollars in thousands)

Commercial and industrial	$312	$811	$1,123	$35,219	$36,342
Commercial construction	5,838	5,243	11,081	50,680	61,761
Commercial real estate	1,549	5,469	7,018	271,959	278,977
Commercial lines of credit	-	-	-	384	384
Consumer	1	-	1	2,944	2,945
Consumer construction	-	588	588	5,774	6,362
Home equity	132	-	132	44,443	44,575
Residential real estate	403	2,922	3,325	57,627	60,952
Total	$8,235	$15,033	$23,268	$469,030	$492,298

	December 31, 2011
		Greater than
	30-89 Days	90 Days	Total	Total
	Past Due	Past Due	Past Due	Current	Loans
Acquired Loans:	(Dollars in thousands)

Commercial and industrial	$925	$797	$1,722	$36,314	$38,036
Commercial construction	4,809	10,328	15,137	60,193	75,330
Commercial real estate	3,878	6,101	9,979	292,689	302,668
Commercial lines of credit	-	1	1	404	405
Consumer	3	3	6	3,168	3,174
Consumer construction	652	382	1,034	7,232	8,266
Home equity	740	1,128	1,868	46,646	48,514
Residential real estate	2,289	4,148	6,437	58,828	65,265
Total	$13,296	$22,888	$36,184	$505,474	$541,658

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - LOANS HELD FOR INVESTMENT (Continued)

None of the non-acquired loans were past due at March 31, 2012 or December 31, 2011. None of the non-acquired or purchased non-impaired loans were restructured in a troubled debt restructuring at March 31, 2012.

NOTE G – DERIVATIVE FINANCIAL INSTRUMENTS

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

In August 2003, $8.0 million in trust preferred securities (“TRUPs”) were issued through Crescent Financial Capital Trust I (the “Trust”). The Trust invested the total proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by the Company, which fully and unconditionally guarantees the TRUPs. The junior subordinated debentures were adjusted to estimated fair value in purchase accounting with the Piedmont Investment, and at March 31, 2012, their carrying value was $5.5 million. The TRUPs pay cumulative cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 3.10%.

In June 2009, the Company entered into derivative financial instruments which swapped the variable rate payments for fixed payments. These instruments consisted of a three-year and four-year swap, each for one-half of the notional amount of the TRUPs for fixed rates of 5.49% and 5.97%, respectively. Due to the deferral of interest payments on the TRUPs, the associated interest rate swaps no longer qualify for cash flow hedge accounting and are therefore marked to fair value through earnings.

On September 26, 2008, the Bank entered into an unsecured subordinated term loan agreement in the amount of $7.5 million. The agreement requires the Bank to make quarterly payments of interest at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 4.00%. The subordinated term loan was adjusted to estimated fair value in purchase accounting with the Piedmont Investment, and at March 31, 2012, its carrying value was $6.8 million.

In June 2009, the Bank entered into derivative financial instruments which swapped the variable rate payments for fixed payments. These instruments consisted of a three-year and four-year swap, each for one-half of the notional amount of the subordinated debt for fixed rates of 6.39% and 6.87%, respectively. At the Piedmont Investment, these swaps were no longer designated as qualifying for hedge accounting and therefore mark them to fair value through earnings.

The following tables disclose the location and fair value amounts of derivative instruments designated as hedging instruments in the consolidated balance sheets.

			March 31,	December 31,
			2012	2011
	Balance Sheet	Notional	Estimated Fair	Estimated Fair
	Location	Amount	Value	Value
Trust preferred securities:
Interest rate swap	Other liabilities	$4,000,000	$(21,453)	$(38,275)
Interest rate swap	Other liabilities	4,000,000	(121,638)	(134,029)

Subordinated term loan agreements:
Interest rate swap	Other liabilities	3,750,000	(18,575)	(34,160)
Interest rate swap	Other liabilities	3,750,000	(112,259)	(123,650)

		$15,500,000	$(273,925)	$(330,114)

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE G – DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The following table discloses activity in accumulated other comprehensive income (“OCI”) related to the interest rate swaps for the periods presented.

	Successor Company	Predecessor Company
	January 1	January 1
	to	to
	March 31,	March 31,
	2012	2011
Accumulated OCI resulting from interest rate swaps as of the beginning of the period, net of tax	$-	$(355,818)
Other comprehensive (gain) loss recognized, net of tax	-	49,190

Accumulated OCI resulting from interest rate swaps as of the end of the period, net of tax	$-	$(306,628)

The Company monitors the credit risk of the interest rate swap counterparty. The Company has pledged $780,000 in cash to the counterparty to the swaps.

NOTE H - FAIR VALUE MEASUREMENT

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. For example, investment securities available for sale are recorded at fair value on a recurring basis. Additionally, we may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, impaired loans and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities. Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market exchange prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include marketable equity securities traded on an active exchange, such as the New York Stock Exchange. Level 2 securities include mortgage-backed securities and collateralized mortgage obligations, both issued by government sponsored entities, municipal bonds and corporate debt securities.

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

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE H - FAIR VALUE MEASUREMENT (Continued)

Interest Rate Lock Commitments. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end. The Company classifies interest rate lock commitments as Level 3. There have been no changes in valuation techniques for the quarter ended March 31, 2012.

	Interest Rate Lock Commitments
	Level 3
	Successor	Predecessor
	Fair Value	Fair Value

Balance, December 31, 2011 and 2010	$211,622	$53,185

Gains/ (losses) included in other income	234,140	(85,120)

Transfers in	28,605,145	111,029

Transfers out	(28,744,093)	(16,680)

Balance, March 31, 2012 and 2011	$306,814	$62,414

Gain on interest rate lock commitments for the period is included in the Mortgage loan origination revenue line of non-interest income on the consolidated Statements of Operations.

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

The following tables summarize information about assets and liabilities measured at fair value at March 31, 2012 and December 31, 2011:

		Fair Value Measurements at
		March 31, 2012, Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/(Liabilities)	Markets for	Observable	Unobservable
	Measured at	Identical Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Mortgage-backed	$26,791,966	$-	$26,791,966	$-
Collateralized mortgage obligations	79,013,591	-	79,013,591	-
Municipals	13,607,746	-	13,607,746	-
Corporate bonds	24,908,531	-	24,908,531
Marketable equity	621,400	621,400	-	-

Foreclosed assets	5,496,743	-	-	5,496,743
Interest rate lock commitments	306,814	-	-	306,814
Derivative liabilities	(273,925)	-	(273,925)	-

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE H - FAIR VALUE MEASUREMENT (Continued)

		Fair Value Measurements at
		December 31, 2011, Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/(Liabilities)	Markets for	Observable	Unobservable
	Measured at	Identical Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Mortgage-backed	$19,364,344	$-	$19,364,344	$-
Collateralized mortgage obligations	82,094,869	-	82,094,869	-
Municipals	13,513,891	-	13,513,891	-
Corporate bonds	27,966,102	-	27,966,102
Marketable equity	564,642	564,642	-	-

Foreclosed assets	9,422,056	-	-	9,422,056
Interest rate lock commitments	211,622	-	-	211,622
Derivative liabilities	(330,114)	-	(330,114)	-

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at
	March 31, 2012	Valuation Technique	Unobservable Input	Range
Recurring measurements:
Interest Rate Lock Commitments	$306,814	Pricing model	Pull through rates	80-85%

Nonrecurring measurements:
Foreclosed assets	5,496,743	Discounted appraisals	Collateral discounts	15-50%

The significant unobservable input used in the fair value measurement of the Company’s interest rate lock commitments is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an interest rate lock commitment is positive (negative) if the prevailing interest rate is lower (higher) than the interest rate lock commitment rate. Therefore, an increase in the pull through rates (i.e., higher percentage of loans estimated to close) will result in the fair value of the interest rate lock commitments increasing in a gain position, or decreasing in a loss position. The pull through ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. The pull through rate is computed based on historical internal data and the ratio is periodically reviewed by the Company’s mortgage banking division.

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

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE H - FAIR VALUE MEASUREMENT (Continued)

Investment Securities Available for Sale. See discussion related to fair value estimates for securities available for sale in the fair value hierarchy section above. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

Mortgage Loans Held For Sale. The fair value of mortgage loans held for sale is based on commitments on hand from investors within the secondary market for loans with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan for sale. As such, the Company classifies loans measured at fair value on a nonrecurring basis as a Level 2 asset. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

Loans Held For Investment. The Company does not record loans held-for-investment at fair value on a recurring basis. However, when a loan is considered impaired an allowance for loan losses is established. The fair value of impaired loans is estimated using one of several methods based on portfolio type, acquired and non-acquired. Upon analyzing estimated credit losses in the acquired portfolio, we forecasted expected cash flows over the remaining life of each loan and discounted those expected cash flows to present value at current market interest rates for similar loans considering loan collateral type and credit quality. The fair value of any impaired non-acquired loans would be valued using either collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

Federal Home Loan Bank Stock. Given the option to redeem this stock at par through the FHLB, the carrying value of FHLB stock approximates fair value. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

Deposits. The fair value of demand deposits, savings, money market and NOW accounts represents the amount payable on demand. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using interest rates currently offered for instruments of similar remaining maturities. The carrying values of short-term borrowings, including overnight, federal funds purchased and FHLB advances, approximates the fair values due to the short maturities of those instruments. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

Short-term Borrowings and Long-term Debt. The fair value of short-term borrowings and long-term debt are based upon discounted expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements could be obtained. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

Accrued Interest Receivable and Accrued Interest Payable. The carrying amounts of accrued interest receivable and payable approximate fair value due to the short maturities of these instruments. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

Derivative Instruments. See discussion related to fair value estimates for derivative instruments in the fair value hierarchy section above. There have been no changes in valuation techniques for the quarter ended March 31, 2012. Valuation techniques are consistent with techniques used in prior periods.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE H - FAIR VALUE MEASUREMENT (Continued)

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$57,071,776	$57,071,776	$57,071,776	$-	$-
Investment securities	144,943,234	144,943,234	621,400	144,321,834	-
Federal Home Loan Bank stock	8,669,300	8,669,300	8,669,300	-	-
Mortgage loans held for sale	3,317,166	3,317,166	-	3,317,166	-
Loans held for investment, net	515,024,462	515,024,462	-	-	515,024,462
Accrued interest receivable	3,464,493	3,464,493	-	3,464,493	-

Financial liabilities:
Deposits	658,828,701	658,828,701	-	658,828,701	-
Short-term borrowings	5,000,000	5,000,000	-	-	5,000,000
Long-term debt	12,251,659	12,251,659	-	-	12,251,659
Interest rate swaps	(273,925)	(273,925)	-	(273,925)	-
Accrued interest payable	820,525	820,525	-	820,525	-

	December 31, 2011
	Carrying	Estimated
	amount	fair value
Financial assets:
Cash and cash equivalents	$25,361,937	$25,361,937
Investment securities	143,503,848	143,503,848
Federal Home Loan Bank stock	8,669,300	8,669,300
Mortgage loans held for sale	3,841,412	3,841,412
Loans held for investment, net	552,650,060	552,650,060
Accrued interest receivable	2,801,634	2,801,634

Financial liabilities:
Deposits	674,418,586	674,418,586
Short-term borrowings	-	-
Long-term debt	12,215,901	12,215,901
Interest rate swaps	330,114	330,114
Accrued interest payable	779,784	779,784

NOTE I - CUMULATIVE PERPETUAL PREFERRED STOCK

Pursuant to the United States Treasury’s TARP Capital Purchase Program (“CPP”), the Company issued $24.9 million in Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“preferred stock” or “Series A Preferred Stock”), on January 9, 2009. In addition, the Company provided a warrant to the Treasury to purchase 833,705 shares of the Company’s common stock at an exercise price of $4.48 per share. These warrants were immediately exercisable and expire ten years from the date of issuance. The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred shares are redeemable at the option of the Company subject to regulatory approval.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE I - CUMULATIVE PERPETUAL PREFERRED STOCK (Continued)

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

The Predecessor Company’s computation of expected volatility was based on daily historical volatility of the Company’s common stock since January of 1999. The risk-free interest rate was based on the market yield for ten-year U.S. Treasury securities as of the issuance date.

Successor Company

The Successor Company assigned an estimated fair value to both the Series A Preferred Stock and common stock warrants in purchase accounting in connection with the Piedmont Investment. These securities represent non-controlling interests that were recorded at estimated fair value. As discussed in Note B – Piedmont Investment, the preferred stock was valued based on forecasting expected cash flows with an assumed repayment date and discounting these cash flows based on current market yields for similar preferred stock. For purposes of the discount rate, the Successor Company used the market yield on an index of publicly traded preferred stocks adjusted for a liquidity factor. The preferred stock was assigned a non-controlling interest fair value of $24.4 million at the acquisition date, and the discount between this value and the $24.9 million redemption value will be accreted as a reduction in net income (loss) available for common stockholders over a two-year period.

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

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE I - CUMULATIVE PERPETUAL PREFERRED STOCK (Continued)

On April 12, 2012, the Company received approval from the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) to resume payment of preferred dividends on TARP Preferred Stock and interest payments due on its subordinated debentures issued in connection with trust preferred securities. The Company deferred dividend payments on its TARP Preferred Stock beginning with the payment due February 15, 2011. The Company will pay all deferred cumulative preferred dividends of $1.6 million plus current dividends on the next scheduled quarterly payment date of May 15, 2012. The Company deferred interest payments on its trust preferred securities beginning with the payment due April 7, 2011 but continued to accrue interest expense in its consolidated financial statements. The Company will pay all accrued deferred interest of $371,000 plus current interest on the next scheduled quarterly payment date of July 7, 2012.

NOTE J - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other, to amend FASB Accounting Standards Codification (“ASC”) Topic 350, Testing Goodwill for Impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, to amend FASB ASC Topic 220, Comprehensive Income. The amendments in this update eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and will require them to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement format would include the traditional income statement and the components and total other comprehensive income as well as total comprehensive income. In the two statement approach, the first statement would be the traditional income statement which would immediately be followed by a separate statement which includes the components of other comprehensive income, total other comprehensive income and total comprehensive income. The amendments in this update are to be applied retrospectively and are effective for the first interim or annual period beginning after December 15, 2011. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of Crescent Financial Bancshares, Inc. (the “Company”). This discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results for the successor three months ended March 31, 2012 and the predecessor three months ended March 31, 2011 as well as the financial condition of the Company as of March 31, 2012. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report.

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

On November 18, 2011, the Company completed the issuance and sale to Piedmont Community Bank Holdings, Inc. (“Piedmont”) of 18,750,000 shares of common stock for $75.0 million in cash (the “Piedmont Investment”). As part of its investment, Piedmont also made a tender offer to the Company’s stockholders commencing on November 8, 2011 to purchase up to 67% (6,442,105 shares) of our outstanding common stock at a price of $4.75 per share (“Tender Offer”). Pursuant to the Tender Offer, Piedmont purchased 6,128,423 shares of the Company’s common stock for $29.1 million. As a result of the Piedmont Investment and the Tender Offer, Piedmont owns approximately 88% of the Company’s outstanding common stock.

The Company’s results of operations in the first quarter of 2012 were significantly impacted by the controlling investment in the Company by Piedmont. Because of the level of Piedmont’s ownership and control following the controlling investment and the Tender Offer, the Company applied push-down accounting. Accordingly, the Company’s assets and liabilities were adjusted to estimated fair value at the acquisition date, and the allowance for loan losses was eliminated. The Company is currently within the one-year measurement period with respect to the acquisition date, and thus, material adjustments to these purchase accounting fair value adjustments are possible. In the first quarter of 2012, goodwill increased by $1.8 million as a result of adjustments to refine the Company’s acquisition date estimate of market rent on two branch leases as well as adjustments to refine the valuation of certain other real estate owned based on subsequent selling prices. Balances and activity in the Company’s consolidated financial statements prior to the Piedmont Investment have been labeled with “Predecessor Company” while balances and activity subsequent to the Piedmont Investment have been labeled with “Successor Company.”

On April 12, 2012, the Company received approval from the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) to resume payment of preferred dividends on securities issued to the U.S. Treasury in connection with the TARP Capital Purchase Program (“TARP Preferred Stock”) and interest payments due on its subordinated debentures issued in connection with trust preferred securities. The Company deferred dividend payments on its TARP Preferred Stock beginning with the payment due February 15, 2011. The Company will pay all deferred cumulative preferred dividends of $1.6 million plus current dividends on the next scheduled quarterly payment date of May 15, 2012. The Company deferred interest payments on its trust preferred securities beginning with the payment due April 7, 2011 but continued to accrue interest expense in its consolidated financial statements. The Company will pay all accrued deferred interest of $371,000 plus current interest on the next scheduled quarterly payment date of July 7, 2012.

EXECUTIVE SUMMARY

The following is a summary of the Company’s results of operations and changes in financial condition in the first quarter of 2012:

•	Net income totaled $708,000 in the first quarter of 2012, which was an increase from a net loss of $7.0 million in the predecessor first quarter of 2011 and a net loss of $148,000 in the successor period of November 19 to December 31, 2011;

•	After the effective dividend on preferred stock, net income available to common stockholders totaled $324,000, or $0.01 per share, in the first quarter of 2012, which was an increase from a net loss to common stockholders of $7.5 million, or ($0.78) per share, in the predecessor first quarter of 2011 and a net loss to common stockholders of $330,000, or ($0.01) per share, in the successor period of November 19 to December 31, 2011.

•	Asset quality continued to improve as total nonperforming assets decreased from $32.3 million, or 3.87% of total assets, as of December 31, 2011 to $20.9 million, or 2.53% of total assets, as of March 31, 2012;

•	Net interest margin improved to 4.46% in the first quarter of 2012 from 2.82% in the predecessor first quarter of 2011 and from 3.24% in the successor period of November 19 to December 31, 2011; and

•	Capital ratios continued to increase as the Company’s tier 1 leverage and total risk-based capital ratios increased from 10.68% and 15.27%, respectively, as of December 31, 2011 to 12.72% and 16.87%, respectively, as of March 31, 2012.

COMPARISON OF FINANCIAL CONDITION AS OF

MARCH 31, 2012 AND DECEMBER 31, 2011

Total assets at March 31, 2012 were $825.6 million, which was a decrease of $8.9 million, or 1%, from total assets of $834.5 million at December 31, 2011. Earning assets totaled $717.7 million, or 87% of total assets, at March 31, 2012 compared to $725.4 million, or 87% of total assets, at December 31, 2011. Earning assets at March 31, 2012 consisted of $515.8 million in gross loans held for investment, $153.6 million in investment securities and Federal Home Loan Bank (“FHLB”) stock, $45.0 in federal funds sold and interest-earning deposits with correspondent banks and $3.3 million in mortgage loans held for sale. Earning assets at December 31, 2011 consisted of $552.9 million in gross loans held for investment, $152.2 million in investment securities and FHLB stock, $16.5 million in federal funds sold and interest-earning deposits and $3.8 million in mortgage loans held for sale. Total deposits and stockholders’ equity at March 31, 2012 were $658.8 million and $144.6 million, respectively, compared to $674.4 million and $143.1 million, respectively, at December 31, 2011.

Loans and Allowance for Loan Losses

Gross loans held for investment, net of deferred loan fees, totaled $515.8 million at March 31, 2012 reflecting a $37.1 million, or 7%, decrease compared to $552.9 million at December 31, 2011. This decline resulted from a combination of principal payments in the normal course of business, problem asset resolutions and loan sales. Most of the loan categories experienced a balance reduction in the first quarter of 2012. The changes in the portfolio, by category, were as follows: construction and land development loans, $13.3 million decline, or 16%; commercial real estate mortgages, $20.8 million decline, or 7%; residential one-to-four family mortgage loans, $3.7 million decline, or 6%; commercial and industrial loans, $3.8 million increase, or 10%; home equity lines and loans, $3.6 million decline, or 7%; and consumer loans, $0.5 million increase, or 14%.

The composition of the Company’s loan portfolio at March 31, 2012 was as follows: 56% commercial real estate mortgage loans, 14% construction and land development loans, 12% residential one-to-four family first deed of trust mortgage loans, 9% home equity lines and loans, 8% commercial and industrial loans and consumer loans at less than 1%. The composition of the loan portfolio at December 31, 2011 was as follows: 56% commercial real estate mortgage loans, 15% construction and land development loans, 12% residential one-to-four family first deed of trust mortgage loans, 9% home equity lines and loans, 7% commercial and industrial loans and consumer loans at less than 1%.

The following table summarizes the gross unpaid borrower principal balances (“UPB”) and carrying amounts in the loan portfolio by type at March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	UPB	Carrying Amount	Carrying Amount as % of UPB	UPB	Carrying Amount	Carrying Amount as % of UPB
	(dollars in thousands)

Real estate – commercial	$299,270	$289,513	96.7%	$323,426	$310,315	95.9%
Real estate – residential	64,621	63,298	98.0%	69,312	67,004	96.7%
Construction	85,147	70,663	83.0%	109,965	83,930	76.3%
Commercial and industrial	44,179	43,185	97.8%	41,466	39,434	95.1%
Home equity	47,379	45,371	95.8%	51,700	48,940	94.7%
Consumer	3,874	3,773	97.4%	3,439	3,300	96.0%

Total loans	$544,470	$515,803	94.7%	$599,308	$552,923	92.3%

The allowance for loan losses at March 31, 2012 totaled $737,000, which was an increase from $227,000 at December 31, 2011. The net increase is due to an $804,000 provision for loan losses, which was partially offset by $294,000 in net chargeoffs. The allowance for loan losses at March 31, 2012 consisted of $366,000 related to estimated losses inherent in loans originated subsequent to the Piedmont Investment and $371,000 of estimated losses on purchased non-impaired loans. The allowance on loans originated subsequent to the Piedmont Investment was 1.74% of related outstanding loans at March 31, 2012. Based on the Company’s evaluation, there was no impairment recorded on purchased credit-impaired loans at March 31, 2012. For more information regarding the Company’s allowance for loan losses methodology and details regarding the calculation, see section entitled “Analysis of Allowance for Loan Losses.”

The allowance for loan losses at December 31, 2011 totaled $227,000, which reflected estimated losses inherent in loans originated subsequent to the Piedmont Investment. At December 31, 2011, this allowance equaled 2.03% of related loans outstanding. No loan losses were recorded on purchased credit-impaired or purchased non-impaired loans at December 31, 2011.

Nonperforming loans as a percentage of total loans held for investment totaled 2.99% at March 31, 2012, which was a decline from 4.14% at December 31, 2011. Total nonperforming assets (which include nonaccrual loans, loans past due 90 days or more and still accruing, other real estate owned and repossessed loan collateral) as a percentage of total assets at March 31, 2012 totaled 2.53%, which was a decline from 3.87% at December 31, 2011. The decline in nonperforming loans and assets was related to a combination of asset resolutions through borrower payments, note sales, foreclosed asset sales and chargeoffs.

As part of an ongoing, focused effort to reduce its problem asset levels, the Company completed various loan sales to investors in the first quarter of 2012. The loan sales included notes with carrying values totaling $17.1 million at December 31, 2011, of which $7.5 million were classified as nonperforming. Included in these loan sales was a sale of notes with a total carrying value of $5.0 million to VantageSouth Holdings, Inc., which is a wholly-owned subsidiary of Piedmont. These loans were sold at estimated fair value, and no gain or loss was recorded on the transaction. For more information regarding nonperforming assets, see section below entitled “Nonperforming Assets.”

Investment Securities

The amortized cost and fair value of the securities portfolio were $143.6 million and $144.9 million, respectively, at March 31, 2012 compared to $143.5 million for both at December 31, 2011. All investment securities are accounted for as available for sale and are recorded at fair value with unrealized gains and losses charged to accumulated other comprehensive income. The investment securities portfolio at March 31, 2012 consisted of mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”), municipal bonds, investment grade corporate bonds and the common stock of two publicly traded companies. All MBSs and CMOs were issued by either a Government Sponsored Enterprise (“GSE”), such as Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) or the government-owned Government National Mortgage Association (“Ginnie Mae”). The Company did not own any corporate issued, or private label, CMOs at March 31, 2012 or December 31, 2011.

At March 31, 2012 and December 31, 2011, the securities portfolio had $1.7 million and $525,000, respectively, of unrealized gains and $286,000 and $507,000, respectively, of unrealized losses. None of these securities had been in an unrealized loss position for more than twelve months at either date.

The following table summarizes the amortized costs and fair value of available for sale securities at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Securities available for sale:
Mortgage-backed	$26,695	$26,792	$19,452	$19,364
Collateralized mortgage obligations	79,001	79,014	82,192	82,095
Municipal	13,259	13,608	13,281	13,514
Corporate bonds	24,072	24,908	28,042	27,966
Marketable equity securities	532	621	519	565

Total securities available for sale	$143,559	$144,943	$143,486	$143,504

The Company also owned $8.7 million of FHLB stock at both March 31, 2012 and December 31, 2011. This stock is recorded at cost and is classified separately from investment securities available for sale.

Non-Interest Earning Assets

Total non-interest earning assets decreased from $109.3 million at December 31, 2011 to $108.6 million at March 31, 2012. Accrued interest receivable, cash and due from banks, and premises and equipment increased by $0.7 million, $3.2 million and $0.3 million, respectively. Foreclosed assets declined by $3.9 million primarily as a result of the Company receiving $4.5 million in proceeds from dispositions. The decline in foreclosed assets was partially offset by transfers into other real estate owned.

Net deferred tax assets decreased by $499,000 during the first quarter of 2012 to a balance of $29.7 million at March 31, 2012. Deferred tax assets represent, among other items, the tax impact of purchase accounting fair value adjustments as well as predecessor company net operating losses that are available to be carried forward and used to offset future taxable income.

The Company has evaluated its deferred tax assets to determine whether a valuation allowance is necessary. In conducting this evaluation, all available evidence, both positive and negative, was considered based on the more-likely-than-not criteria that such assets will be realized. This evaluation included, but was not limited to: (1) available carry back potential to offset federal tax; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with deferred tax assets; (3) potential tax planning strategies; and (4) future projected taxable income. Our assessment of future projected taxable income considered significant changes which occurred throughout the Company because of the recapitalization with the Piedmont Investment. These changes include improved capital levels, improved asset quality, significant management and organizational improvements, improved liquidity and improved risk management processes. These factors have significantly improved the Company’s earnings potential since the Piedmont Investment. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, the Company concluded that at March 31, 2012, a valuation allowance was not necessary.

Goodwill and other intangibles totaled $21.8 million and $2.2 million, respectively, and $20.0 million and $2.2 million, respectively, at March 31, 2012 and December 31, 2011. Goodwill represents the excess of purchase price in the Piedmont Investment over the fair value of acquired net assets, including non-controlling interests. As part of the valuation of net assets, the Company also identified and recorded the value of customer deposit relationships, or core deposit intangible, as an other intangible asset. The core deposit intangible is being amortized over its estimated useful life using an accelerated method. The Company is currently within the one-year measurement period with respect to the acquisition date, and thus, material adjustments to purchase accounting fair value adjustments are possible. In the first quarter of 2012, goodwill increased by $1.8 million as a result of adjustments to refine the acquisition date estimate of market rent on two branch leases as well as adjustments to refine the valuation of certain other real estate owned based on subsequent selling prices.

Deposits

Total deposits at March 31, 2012 were $658.8 million compared to $674.4 million at December 31, 2011, reflecting a $15.6 million decline. Despite the 2% decrease in total deposits during the first quarter of 2012, there were changes to the mix of deposits within the portfolio which served to reduce the Company’s reliance on non-core funding and improve its cost of funds. Non-core, wholesale time deposits decreased by $12.3 million from $112.0 million at December 31, 2011 to $99.7 million at March 31, 2012. Retail time deposits decreased by $8.0 million, or 4%. In contrast, money market deposits increased by $41.9 million, or 56%, growing from $74.4 million at December 31, 2011 to $116.3 million at March 31, 2012. Other interest-bearing, non-maturity deposits declined by a total of $21.3 million, and non-interest bearing demand deposits decreased by $15.9 million during the quarter.

The composition of the deposit portfolio, by category, at March 31, 2012 was as follows: 44% in time deposits, 21% in interest-bearing deposits, 11% in non-interest bearing demand deposits, 18% in money market and 6% in statement savings. The composition of the deposit portfolio, by category, at December 31, 2011 was as follows: 46% in time deposits, 22% in interest-bearing deposits, 14% in non-interest bearing demand deposits, 11% in money market and 7% in statement savings.

The following table summarizes balances outstanding and average interest rates for each major category of deposits at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Outstanding Balance	Average Rate(1)	Outstanding Balance	Average Rate(2)
	(dollars in thousands)

Non-interest bearing	$75,320	–	$91,215	–

Interest bearing demand	135,145	0.67%	152,180	1.03%
Money market	116,288	0.84%	74,404	0.96%
Savings	42,613	0.20%	46,840	0.30%
Retail time deposits	189,728	0.79%	197,769	0.76%
Wholesale time deposits	99,735	1.15%	112,011	1.12%
Total interest bearing deposits	583,509	0.79%	583,204	0.88%

Total deposits	$658,829	0.69%	$674,419	0.77%

(1) Average rate for the three months ended March 31, 2012.

(2) Average rate for the period from November 19 to December 31, 2011.

Borrowings

Total borrowings were $17.3 million at March 31, 2012 compared to $12.3 million at December 31, 2011, an increase of $5.0 million. Long-term debt at March 31, 2012 and December 31, 2011 consisted of $6.8 million in subordinated term loans issued to a non-affiliated financial institution as well as $5.5 million and $5.4 million, respectively, in junior subordinated debt issued in the form of trust preferred securities. In the first quarter of 2012, the Company borrowed $5.0 million in short-term advances from the Federal Home Loan Bank of Atlanta (“FHLB advances”), which remained outstanding at March 31, 2012.

Stockholders’ Equity

Total stockholders’ equity increased by $1.6 million, from $143.1 million at December 31, 2011 to $144.6 million at March 31, 2012. This increase was partially due to a $660,000 increase in retained earnings resulting from net income less accretion on preferred stock in the first quarter of 2012 and was partially due to an $840,000 increase in accumulated comprehensive income from an increase in net unrealized gains on the available for sale securities portfolio.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED

MARCH 31, 2012 (SUCCESSOR) AND MARCH 31, 2011 (PREDECESSOR)

Net income for the three months ended March 31, 2012, before adjusting for the effective dividend on preferred stock, was $708,000 compared to net loss of $7.0 million for the three months ended March 31, 2011. After adjusting for $384,000 and $427,000 in dividends and discount accretion on preferred stock for the two respective periods, net income attributable to common stockholders for the current period was $324,000, or $0.01 per diluted share, compared with net loss attributable to common stockholders of $7.5 million, or $(0.78) per diluted share, for the first quarter of the prior year. Annualized return on average assets increased to 0.35% from (2.96%) for the prior period. Return on average equity for the current period was 1.97% compared to (36.52%) for the prior period.

Net Interest Income

Net interest income in the first quarter of 2012 totaled $7.9 million while net interest income in predecessor first quarter of 2011 totaled $6.0 million. Net interest margin increased from 2.82% in the first quarter of 2011 to 4.46% in the first quarter of 2012. This significant margin improvement was primarily due to a decline in funding costs as the average rate on total interest-bearing liabilities fell from 2.33% in the first quarter of 2011 to 0.95% in the first quarter of 2012. Yield on earning assets increased from 4.93% in the first quarter of 2011 to 5.25% in the first quarter of 2012. Average earning assets totaled $718.6 million in the first quarter of 2012, which was a decline from $907.8 million in the first quarter of 2011. The decline in average earning assets was due to balance sheet restructuring late in 2011 following the Piedmont Investment, purchase accounting fair value adjustments, and continued resolution of legacy problem assets.

Average earning assets totaled $718.6 million in the first quarter of 2012, which was a decline of $189.2 million, or 21%, from $907.8 million in the first quarter of 2011. The decline in average earning assets was due to balance sheet restructuring late in 2011, a change in the Company’s business model which has shifted the loan portfolio mix, purchase accounting fair value adjustments, and continued resolution of legacy problem assets. This decline in average earning assets was comprised of a $126.8 million decrease in the average balance of loans outstanding, a $37.4 million decrease in the average balance of the securities portfolio and a $25.0 million decrease in the average balances of federal funds sold and other interest-earning cash.

Average interest-bearing liabilities totaled $590.9 million in the first quarter of 2012, which was a decline of $231.5 million, or 28%, from $822.4 million in the first quarter of 2011. Average total interest-bearing deposits decreased by $88.8 million, or 13%, from $663.8 million in the first quarter of 2011 to $575.0 million in the first quarter of 2012. Total average time deposits declined by $80.0 million as the Company has reduced its exposure to brokered deposits by $42.0 million over the past year. Average total borrowings decreased by $142.7 million, or 90%, from $158.6 million in the first quarter of 2011 to $15.9 million in the first quarter of 2012. The significant reduction in average borrowings was primarily due to the early redemption of all outstanding FHLB advances following the Piedmont Investment.

Accretion of the discount on purchased non-impaired loans added $380,000 to net interest income in the first quarter of 2012 and increased earning asset yields by 0.21%. Additionally, the Company recorded $563,000 of income in the quarter related to recovery payments in excess of carrying value on certain purchased credit-impaired loans, which benefited earning asset yields by 0.31%. Net amortization of purchase accounting fair value adjustments on interest-bearing liabilities increased net interest income by $859,000 in the first quarter of 2012 and lowered funding costs by 0.60%. The remaining 0.78% decline in funding costs from the first quarter of 2011 was due to the repricing and change in mix of deposits to favor low-cost, core deposits.

Provision for Loan Losses

Provision for loan losses in the first quarter of 2012 totaled $804,000 while provision for loan losses in the predecessor first quarter of 2011 totaled $7.0 million. The loan loss provision in the first quarter of 2012 reflected an increase of $139,000 in estimated losses in loans originated subsequent to the Piedmont Investment as well as $665,000 of credit losses on the purchased non-impaired loan portfolio. Although the purchased non-impaired loan portfolio was adjusted to fair value at acquisition, the Company records charge-offs for losses in excess of the fair value adjustments and provides reserves for deterioration in credit quality on this portfolio since acquisition. The purchased credit-impaired loan portfolio was adjusted to fair value at acquisition and no additional impairment on these loans was evident during the first quarter of 2012.

Non-Interest Income

Noninterest income in the first quarter of 2012 totaled $1.6 million compared with $1.0 million in the predecessor first quarter of 2011. The primary reason for this increase is the growth in the mortgage lending business. Total mortgage lending income increased from $166,000 in the first quarter of 2012. The Company restructured its mortgage lending business following the Piedmont Investment, hired additional experienced mortgage lenders and continues to benefit from the currently low interest rate environment. Further, the Company realized a net gain of $192,000 on the sale of available for sale securities in the first quarter of 2012 compared to a net gain of $101,000 in the first quarter of 2011.

Non-Interest Expenses

Noninterest expense in the first quarter of 2012 totaled $7.7 million compared with $7.1 million in the predecessor first quarter of 2011. Salaries and employee benefits increased by $475,000 thousand, or 14%, due to a contract termination payment to a former executive as well as the recent addition of certain management positions as part of the Company’s management team and business line restructuring. Also contributing to higher noninterest expense was an increase of $98,000 in data processing costs and an increase of $113,000 in professional services expense. Partially offsetting these increased expenses were decreases in the Company’s FDIC insurance premiums, occupancy and equipment expense, and advertising and marketing costs of $105,000, $41,000 and $33,000, respectively.

Income Taxes

Income tax expense in the first quarter of 2012 totaled $354,000, which represented a 33% effective tax rate on pre-tax income. This effective tax rate was determined by the Company’s statutory income tax rate adjusted for non-taxable municipal investment income and earnings on life insurance. The Company did not record any tax benefit associated with the pre-tax loss in the predecessor first quarter of 2011. The valuation allowance on deferred tax assets was increased by $2.8 million during the first quarter of 2011, which represented a full reserve on the tax benefit generated by losses in that quarter.

Because of the improvement in the Company’s earnings prospects following the Piedmont Investment and following an analysis of positive and negative evidence related to its deferred tax assets, the Company determined that there was sufficient positive evidence to indicate that it would likely realize the full value of its deferred tax assets over time and therefore held no valuation allowance on its deferred tax assets as of March 31, 2012.

NET INTEREST INCOME AND MARGIN ANALYSIS

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (1) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities (“net interest-earning balance”). The following tables set forth information relating to average balances of the Company's assets and liabilities for the three month periods ended March 31, 2012 and 2011. The tables reflect the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net interest margin. In preparing the tables, non-accrual loans are included, when applicable, in the average loan balance. For purposes of the analysis, FHLB stock is included in average investment securities. Non-accrual loans are included in the average loan balance.

AVERAGE BALANCES, INTEREST AND YIELDS/COSTS

(Dollars in thousands)

	Successor Company			Predecessor Company
	For the Three Months Ended March 31, 2012
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earnings assets
Loan portfolio	$541,361	$8,335	6.18%	$668,152	$9,078	5.51%
Investment securities	152,811	963	2.71%*	190,187	1,663	4.08%*
Fed funds and other interest-earning	24,457	12	0.20%	49,454	29	0.24%
Total interest-earning assets	718,629	9,310	5.25%	907,793	10,770	4.93%
Noninterest-earning assets	101,449			56,312
Total assets	$820,078			$964,105

Interest-bearing liabilities
Interest-bearing NOW	$142,452	237	0.67%	$150,431	760	2.05%
Money market and savings	132,648	206	0.62%	133,501	315	0.96%
Time deposits	299,895	681	0.91%	379,877	2,274	2.43%
Short-term borrowings	3,648	2	0.22%	3,633	15	1.67%
Long-term debt	12,238	276	9.05%	154,970	1,371	3.54%
Total interest-bearing liabilities	590,881	1,402	0.95%	822,412	4,735	2.33%
Non-interest bearing deposits	79,933			59,085
Other liabilities	4,663			4,346
Total liabilities	675,477			885,843
Stockholders' equity	144,601			78,262
Total liabilities and stockholders' equity	$820,078			$964,105

Net interest income		$7,908			$6,035
Interest rate spread			4.30%			2.60%
Tax equivalent net interest-margin			4.46%			2.82%
Percentage of average interest-earning assets to average interest-bearing liabilities			121.62%			110.38%

* Shown as a tax equivalent yield

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

The table below summarizes information about the Company’s nonperforming loans and nonperforming assets as well as certain key credit quality ratios at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)

Nonaccrual loans(1)	$387	$–
Accruing loans past due 90 days or more(1)	15,036	22,888
Foreclosed assets	5,497	9,422

Total nonperforming assets	$20,920	$32,310

Restructured loans not included above	$–	$–
Allowance for loan losses	$737	$227

Allowance for loan losses to total loans	0.14%	0.04%

Allowance for loan losses to loans originated by Successor Company	1.73%	2.03%

Nonperforming loans to total loans	2.99%	4.14%

Nonperforming assets to total assets	2.53%	3.87%

(1)	Nonaccrual loans generally include loans for which full collection of principal and interest is not expected or loans past due greater than 90 days. All loans classified as purchased-credit impaired at March 31, 2012 and December 31, 2011 exhibiting these characteristics were included in an acquired loan pool and were therefore accreting interest based on the applicable pool yield. Therefore, these loans are classified as accruing loans past due 90 days or more and are considered nonperforming at both dates.

The following table below summarizes information about the Company’s nonperforming loans by type at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Carrying Value	Percentage of Total Loans in Category	Carrying Value	Percentage of Total Loans in Category
	(dollars in thousands)
Nonperforming loans:
Construction	$5,859	8.29%	$10,710	12.76%
Real estate – commercial	5,469	1.89%	6,101	1.97%
Real estate – residential	2,922	4.62%	4,148	6.19%
Commercial and industrial	811	1.88%	798	2.02%
Home equity	359	0.79%	1,128	2.30%
Consumer	3	0.08%	3	0.09%

Total nonperforming loans	$15,423	2.99%	$22,888	4.14%

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through periodic charges to earnings in the form of a provision for loan losses. Increases to the allowance for loan losses occur as a result of provisions charged to operations and recoveries of amounts previously charged off, and decreases to the allowance occur when loans are charged off. Management evaluates the adequacy of our allowance for loan losses on at least a quarterly basis. The evaluation of the adequacy of the allowance for loan losses includes loans evaluated collectively for impairment and loans evaluated individually for impairment and involves considerations of adverse conditions affecting a borrower’s ability to repay, collateral values, historical loan loss experience, current delinquency levels and trends, loan growth, loan portfolio composition, industry diversification, prevailing economic conditions and all other relevant factors.

Because of the Piedmont Investment on November 18, 2011, the Company’s assets and liabilities were adjusted to fair value at acquisition, and the allowance for loan losses was eliminated. The Company’s methodology for evaluating the allowance for loan losses applies to all loans originated subsequent to the Piedmont Investment and acquired loans not identified as purchased credit-impaired. The allowance for loan losses of $737,000 at March 31, 2012 reflected $366,000 of losses incurred on new loans originated subsequent to the Piedmont Investment and $371,000 of losses on purchased non-impaired loans. For purchased credit-impaired loans, estimates of cash flows expected to be collected are updated each reporting period, and probable decreases in cash flows are charged to the provision for loan losses. No impairment on purchased credit-impaired loans was identified at March 31, 2012.

The Company uses an internal grading system to assign the degree of inherent risk on each loan in the portfolio. The risk grade is initially assigned by the lending officer and reviewed by the loan administration function. The internal risk grading system is reviewed and tested periodically by an independent third party credit review firm. The allowance for loan losses model uses the Company’s internal loan grading system to segment each category of loans by risk grade. The Company’s internal grading system is comprised of nine different risk classifications. Generally, loans with a risk grade of 1 through 6 demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan. These loans are evaluated collectively for impairment. Loans with a risk grade of 7 through 9 are generally considered impaired and are individually evaluated for impairment. Certain risk grade 7 loans which continue to accrue interest and have not been restructured are not considered impaired.

The loss rates applied to loans with a risk grade of 1 through 6 are determined based on historical charge-off rates and certain qualitative factors. For each loan type, the average historical charge-off rate is calculated over a two year period. Additionally, qualitative factors are added which reflect current economic conditions and trends. Together, these two components comprise the loss rates for loans evaluated collectively for impairment.

Loans that are identified through the Company’s internal loan grading system as impaired are evaluated individually for impairment. When management believes a real estate collateral-supported loan will be downgraded from a risk grade 6 to a risk grade 7, a new appraisal is ordered. Each loan is analyzed to determine the net value of collateral and an estimate of loss. The net value of collateral based on the Company’s analysis is determined using various subjective discounts, selling expenses and a review of the assumptions used to generate the current appraisal. If the analysis of a real estate collateral-supported loan results in an estimated loss, a specific reserve is recorded. When an impaired loan is determined to be collateral dependent and the borrower or guarantors no longer demonstrate the ability of willingness to service the debt, the loan is charged down to its estimated fair value.

The Company’s regulators, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about all relevant information available to them at the time of their examination. Any adjustments to original estimates are made in the period in which the factors and other considerations indicate that adjustments to the allowance for loan losses are necessary.

The following table summarizes the allocation of the allowance for loan losses among various categories of loans at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Amount	% of Total Allowance	Amount	% of Total Allowance
	(dollars in thousands)
Allowance for loan losses:
Real estate – commercial	$79	10.72%	$126	55.95%
Real estate – residential	23	3.12	39	12.27
Construction	100	13.57	21	15.35
Commercial and industrial	178	24.15	30	7.18
Home equity	341	46.27	8	9.13
Consumer	16	2.17	3	0.12

Total allowance	$737	100.00%	$227	100.00%

The following table summarizes information regarding changes in the allowance for loan losses for the three months ended March 31, 2012 and 2011:

	Successor Company	Predecessor Company
(dollars in thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Allowance for loan losses, beginning of period	$227	$20,702

Charge-offs:
Real estate – commercial	–	216
Real estate – residential	–	227
Construction	–	3,761
Commercial and industrial	–	269
Home equity	294	112
Consumer	–	14

Total charge-offs	294	4,599

Recoveries:
Real estate – commercial	–	–
Real estate – residential	–	2
Construction	–	312
Commercial and industrial	–	36
Home equity	–	8
Consumer	–	–

Total recoveries	–	358

Net charge-offs	294	4,241

Provision for loan losses	804	7,024

Allowance for loan losses, end of period	$737	$23,485

Average loans held for investment for the period	541,361	666,448

Net charge-offs to average loans held for investment	0.22%	2.58%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management involves the ability to fund the needs and requirements of depositors and borrowers, paying operating expenses and ensuring compliance with regulatory liquidity requirements. To ensure the Company is positioned to meet immediate and future cash demands, it relies on internal analysis of liquidity, knowledge of current economic and market trends and forecasts of future conditions. Investment portfolio principal payments and maturities, loan principal payments, deposit growth, brokered deposit sources, and available borrowings from the FHLB, the Federal Reserve Bank and a federal funds line are the primary sources of liquidity for the Company. The primary uses of liquidity are repayments of borrowings, disbursements of loan proceeds and investment purchases.

At March 31, 2012, liquid assets (which include cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) totaled $202.0 million, which represented 24% of total assets and 31% of total deposits. Supplementing this on-balance sheet liquidity, the Company has available off-balance sheet liquidity in the form of lines of credit from various correspondent banks which totaled $280.9 million at March 31, 2012. At March 31, 2012, outstanding commitments for undisbursed lines of credit and letters of credit totaled $104.5 million and outstanding capital commitments to a private investment fund were $175,000. Management believes that the aggregate liquidity position of the Company is sufficient to meet deposit maturities and withdrawals, borrowing commitments and loan funding requirements. Core deposits (total deposits less brokered deposits), one of our most stable sources of liquidity, together with common equity capital funded $679.2 million, or 82%, of total assets at March 31, 2012 compared with $681.0 million, or 82%, of total assets at December 31, 2011.

Total stockholders’ equity increased by $1.6 million, from $143.1 million at December 31, 2011 to $144.6 million at March 31, 2012. This increase was partially due to a $660,000 increase in retained earnings resulting from net income less accretion on preferred stock in the first quarter of 2012 and was partially due to an $840,000 increase in accumulated comprehensive income from an increase in net unrealized gains on the available for sale securities portfolio.

At March 31, 2012, the Company had a leverage ratio of 12.72%, a Tier 1 capital ratio of 15.66%, and a total risk-based capital ratio of 16.87%. These ratios exceed all federal regulatory capital requirements. The Company’s tangible equity to tangible assets ratio increased from 14.87% at December 31, 2011 to 15.05% at March 31, 2012, and its tangible common equity to tangible assets ratio increased from 11.87% at December 31, 2011 to 11.99% at March 31, 2012. The Bank is currently operating under additional capital requirements which call for the maintenance of a Tier 1 leverage ratio and total risk-based capital ratio of 8.00% and 11.00%, respectively. At March 31, 2012, the Bank had a leverage ratio of 12.18% and a total risk-based capital ratio of 16.17%, both of which exceeded the additional capital requirements.

On April 12, 2012, the Company received approval from the Federal Reserve Bank to resume payment of preferred dividends on its TARP Preferred Stock and interest payments due on its subordinated debentures issued in connection with trust preferred securities. The Company deferred dividend payments on its TARP Preferred Stock beginning with the payment due February 15, 2011. The Company will pay all deferred cumulative preferred dividends of $1.6 million plus current dividends on the next scheduled quarterly payment date of May 15, 2012. The Company deferred interest payments on its trust preferred securities beginning with the payment due April 7, 2011 but continued to accrue interest expense in its consolidated financial statements. The Company will pay all accrued deferred interest of $371,000 plus current interest on the next scheduled quarterly payment date of July 7, 2012.

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain “forward-looking statements” that represent management’s judgments concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially from those projected in the forward-looking statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. Risks and other factors that could influence the estimates include risks associated with the ownership by Piedmont of a majority of the Company’s voting power, including interests of Piedmont differing from other stockholders or any change in management, strategic direction, business plan, or operations, the Company’s new management’s ability to successfully integrate into the Company’s business and execute its business plan, local economic conditions affecting retail and commercial real estate, disruptions in the credit markets, changes in interest rates, adverse developments in the real estate market affecting the value and marketability of collateral securing loans made by the Bank, the failure of assumptions underlying loan loss and other reserves, competition and the risk of new and changing regulation. Additional factors that could cause actual results to differ materially are discussed in the Company’s filings with the Securities and Exchange Commission, including without limitation its Annual Report on Form 10-K. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and the Company does not assume any obligation to update such forward-looking statements, except as may otherwise be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest earning assets and interest bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest earning assets and liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2011.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, these internal controls.

Part II.	OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings which arise in the ordinary course of business, none of which are considered material.

Item 1a. Risk Factors

There are no significant changes to the Company’s risk factors as disclosed in its Form 10-K as of December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Debt

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

10.1	Tax Sharing Agreement, effective as of December 22, 2011, between Piedmont Community Bank Holdings, Inc. and Crescent Financial Bancshares, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2012).

10.2	Separation and Release Agreement, dated as of January 30, 2012, by and among Crescent Financial Bancshares, Inc., Crescent State Bank and Michael G. Carlton (incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012).

10.3	Separation and Release Agreement, dated as of January 27, 2012, by and between Crescent State Bank and Thomas E. Holder, Jr. (incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012).

10.4	Separation and Release Agreement, dated as of February 13, 2012, by and between Crescent State Bank and Ray D. Vaughn (incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012).

10.5	Separation and Release Agreement, dated as of March 15, 2012, by and among Crescent Financial Bancshares, Inc., Crescent State Bank and Bruce W. Elder (incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012).

10.6	Affiliate Services Agreement, entered into March 28, 2012, by and among Crescent Financial Bancshares, Inc., Crescent State Bank, Piedmont Community Bank Holdings, Inc. and VantageSouth Bank (incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

* XBRL information is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT FINANCIAL BANCSHARES, INC.

Date:	May 15, 2012	By:	/s/ Scott M. Custer
Scott M. Custer
President and Chief Executive Officer

Date:	May 15, 2012	By:	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer

- 47 -