Form 10-Q
period 2012-06-30
Crescent Financial Bancshares, Inc.
filed 2012-08-14
CIK 1143921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

3600 Glenwood Avenue, Suite 300

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

Common Stock, $0.001 par value, 28,381,558 shares outstanding as of August 14, 2012.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
TABLE OF CONTENTS

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	June 30, 2012 and December 31, 2011	3

	Consolidated Statements of Operations
	Three and Six Months Ended June 30, 2012 (Successor) and June 30, 2011 (Predecessor)	4

	Consolidated Statements of Comprehensive Income (Loss)
	Three and Six Months Ended June 30, 2012 (Successor) and June 30, 2011 (Predecessor)	5

	Consolidated Statement of Changes in Stockholders’ Equity
	Six Months Ended June 30, 2012 (Successor)	6

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2012 (Successor) and June 30, 2011 (Predecessor)	7

	Condensed Notes to Consolidated Financial Statements	9 - 31

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32 - 49

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	50

Item 4 -	Controls and Procedures	50

Part II.	Other Information

Item 1 -	Legal Proceedings	51

Item 1a -	Risk Factors	51

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3 -	Defaults Upon Senior Debt	51

Item 4 -	Mine Safety Disclosures	51

Item 5 -	Other Information	51

Item 6 -	Exhibits	51

Part I. Financial Information

Item 1 - Financial Statements

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2012	2011*
ASSETS

Cash and due from banks	$13,694,861	$8,843,873
Interest-earning deposits with banks	1,143,990	1,773,064
Federal funds sold	40,775,000	14,745,000
Investment securities available for sale, at fair value	151,429,595	143,503,848
Mortgage loans held for sale	3,226,180	3,841,412

Loans held for investment	508,284,505	552,877,060
Allowance for loan losses	(2,113,206)	(227,000)
NET LOANS HELD FOR INVESTMENT	506,171,299	552,650,060

Federal Home Loan Bank stock, at cost	2,931,200	8,669,300
Premises and equipment, net	10,623,469	10,285,794
Bank owned life insurance	19,620,329	19,261,443
Foreclosed assets	4,743,268	9,422,056
Deferred tax asset, net	30,672,835	30,190,593
Goodwill	22,130,572	20,015,194
Other intangibles, net	2,100,489	2,229,747
Other assets	10,241,706	9,071,796
TOTAL ASSETS	$819,504,793	$834,503,180

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$77,649,864	$91,215,170
Savings	41,007,506	46,840,021
Money market and NOW	262,532,069	226,583,947
Time	278,318,735	309,779,448
TOTAL DEPOSITS	659,508,174	674,418,586

Long-term debt	12,288,258	12,215,901
Accrued expenses and other liabilities	5,144,663	4,809,240
TOTAL LIABILITIES	676,941,095	691,443,727
Commitments and contingencies (Note C)

Stockholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized, 24,900 shares issued and outstanding at both June 30, 2012 and December 31, 2011	24,544,433	24,442,303
Common stock, $0.001 par value, 75,000,000 shares authorized; 28,381,558 and 28,412,059 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	28,382	28,412
Common stock warrants	1,325,372	1,325,372
Additional paid-in capital	117,451,915	117,434,029
Accumulated deficit	(1,968,733)	(181,555)
Accumulated other comprehensive income	1,182,329	10,892
TOTAL STOCKHOLDERS’ EQUITY	142,563,698	143,059,453

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$819,504,793	$834,503,180

*     Derived from audited consolidated financial statements.

See accompanying notes.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Six Months Ended June 30, 2012 (Successor) and June 30, 2011 (Predecessor)

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
INTEREST INCOME
Loans held for investment	$7,849,555	$9,021,948	$16,184,345	$18,099,891
Investment securities available for sale	930,411	1,825,529	1,893,904	3,488,219
Federal funds sold and interest-earning deposits	25,912	27,966	37,959	57,058

TOTAL INTEREST INCOME	8,805,878	10,875,443	18,116,208	21,645,168

INTEREST EXPENSE
Deposits	1,125,051	3,131,095	2,249,521	6,479,935
Short-term borrowings	590	21,233	2,194	36,592
Long-term debt	287,595	1,376,473	563,756	2,747,120

TOTAL INTEREST EXPENSE	1,413,236	4,528,801	2,815,471	9,263,647

NET INTEREST INCOME	7,392,642	6,346,642	15,300,737	12,381,521

PROVISION FOR LOAN LOSSES	1,968,214	3,035,178	2,772,214	10,058,689

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,424,428	3,311,464	12,528,523	2,322,832

NON-INTEREST INCOME
Mortgage banking income	689,091	258,787	1,345,030	425,212
Service charges and fees on deposit accounts	443,149	457,027	890,331	904,076
Earnings on bank owned life insurance	203,155	215,921	406,913	428,638
Gain (loss) on sale of available for sale securities	(27,375)	188,994	164,817	289,625
Impairment of non-marketable equity security	-	(179,000)	-	(179,000)
Other	375,432	133,807	525,228	249,228

TOTAL NON-INTEREST INCOME	1,683,452	1,075,536	3,332,319	2,117,779

NON-INTEREST EXPENSE
Salaries and employee benefits	4,013,794	3,137,204	7,835,921	6,484,492
Occupancy and equipment	1,120,937	979,514	2,092,100	1,991,553
Data processing	503,134	449,514	1,021,805	869,811
FDIC deposit insurance premium	174,334	376,782	518,875	825,767
Professional services	1,024,271	595,646	1,787,562	1,396,094
Net loss on foreclosed assets	62,964	1,186,510	263,149	1,345,386
Other loan related expense	365,148	460,384	861,181	793,747
Other	596,472	646,200	1,172,048	1,225,160

TOTAL NON-INTEREST EXPENSE	7,861,054	7,831,754	15,552,641	14,932,010

INCOME (LOSS) BEFORE INCOME TAXES	(753,174)	(3,444,754)	308,201	(10,491,399)

INCOME TAXES	(339,267)	-	14,533	-

NET INCOME (LOSS)	(413,907)	(3,444,754)	293,668	(10,491,399)

Effective dividend on preferred stock (Note I)	373,162	437,353	756,758	864,786

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(787,069)	$(3,882,107)	$(463,090)	$(11,356,185)

NET LOSS PER COMMON SHARE
Basic	$(0.03)	$(0.40)	$(0.02)	$(1.18)
Diluted	$(0.03)	$(0.40)	$(0.02)	$(1.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note D)
Basic	28,361,060	9,586,390	28,360,628	9,583,904
Diluted	28,361,060	9,586,390	28,360,628	9,583,904

See accompanying notes.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three and Six Months Ended June 30, 2012 (Successor) and June 30, 2011 (Predecessor)

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

NET INCOME (LOSS)	$(413,907)	$(3,444,754)	$293,668	$(10,491,399)

Securities available for sale:
Unrealized holding gains on available for sale securities	512,831	2,088,509	2,071,142	1,564,892
Tax effect	(197,696)	(805,120)	(798,425)	(603,265)
Reclassification of (gains) losses on sale of securities recognized in earnings	27,375	(188,994)	(164,817)	(289,625)
Tax effect	(10,553)	72,857	63,537	111,650
Net of tax amount	331,957	1,167,252	1,171,437	783,653

Cash flow hedging:
Unrealized gains (losses) on cash flow hedges	-	(5,878)	-	74,171
Tax effect	-	2,266	-	(28,593)
Net of tax amount	-	(3,612)	-	45,578

Total other comprehensive income	331,957	1,163,640	1,171,437	829,230
COMPREHENSIVE INCOME (LOSS)	$(81,950)	$(2,281,114)	$1,465,105	$(9,662,169)

See accompanying notes.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
Six Months Ended June 30, 2012

								Accumulated
					Common	Additional		Other	Total
	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Warrant	Capital	Deficit	Income	Equity

Balance at December 31, 2011	24,900	$24,442,303	28,412,059	$28,412	$1,325,372	$117,434,029	$(181,555)	$10,892	$143,059,453

Net income	-	-	-	-	-	-	293,668	-	293,668

Other comprehensive income	-	-	-	-	-	-	-	1,171,437	1,171,437

Stock based compensation expense	-	-	-	-	-	17,856	-	-	17,856

Restricted stock, forfeited	-	-	(30,501)	(30)	-	30	-	-	-

Accretion of discount on preferred stock	-	102,130	-	-	-	-	(102,130)	-	-

Preferred stock dividends	-	-	-	-	-	-	(1,978,716)	-	(1,978,716)

Balance at June 30, 2012	24,900	$24,544,433	28,381,558	$28,382	$1,325,372	$117,451,915	$(1,968,733)	$1,182,329	$142,563,698

See accompanying notes.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended June 30, 2012 (Successor) and June 30, 2011 (Predecessor)

	Successor	Predecessor
	Company	Company
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$293,668	$(10,491,399)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	487,731	497,934
Stock based compensation	17,856	66,057
Provision for loan losses	2,772,214	10,058,689
Accretion of purchased loans	(8,734,414)	-
Amortization of core deposit intangible	129,258	66,675
Amortization of premium on time deposits	(1,727,454)	-
Accretion of discount on long-term debt	72,357	-
Gain on mortgage loan commitments	(799,263)	(35,636)
Net gain on sales of mortgage loans	(452,898)	(257,713)
Originations of mortgage loans held for sale	(45,220,168)	(21,788,651)
Proceeds from sales of mortgage loans	46,288,298	26,278,907
Net increase in cash surrender value of bank owned life insurance	(406,913)	(390,356)
Deferred income taxes	(14,533)	-
Gain on sale of available for sale securities	(164,817)	(289,625)
Net amortization of premiums on available for sale securities	248,426	994,788
Impairment of non-marketable equity security	-	179,000
Net loss on disposal of and valuation adjustments to foreclosed assets	4,550	1,345,386
Loss on disposal of premises and equipment	-	887
Gains from change in fair value of interest rate swaps	(200,384)	-
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(2,488,855)	339,892
(Increase) decrease in other assets	(899,363)	(2,573,435)
Increase (decrease) in accrued interest payable	91,614	(32,566)
Increase in accrued expenses and other liabilities	444,194	380,911

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10,552,564)	4,349,745

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of investment securities available for sale	(47,674,830)	(59,280,173)
Principal repayments of investment securities available for sale	7,903,403	26,708,897
Proceeds from sales of securities available for sale	33,668,396	14,135,231
Proceeds from disposal of foreclosed assets	6,106,704	3,735,050
Redemption of Federal Home Loan Bank stock	5,738,100	915,600
Loan originations and principal collections, net	35,947,042	18,041,702
Proceeds from sale of loans	14,809,075	10,368,897
Purchases of premises and equipment	(825,406)	(120,199)

NET CASH PROVIDED BY INVESTING ACTIVITIES	55,672,484	14,505,005

See accompanying notes.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended June 30, 2012 (Successor) and June 30, 2011 (Predecessor)

	Successor	Predecessor
	Company	Company
	June 30, 2012	June 30, 2011
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits:
Demand	(13,565,306)	5,572,383
Savings	(5,832,515)	(9,734,419)
Money market and NOW	35,948,122	7,352,616
Time deposits	(29,733,259)	(12,999,893)
Net decrease in short-term borrowings	-	(2,000,000)
Net decrease in long-term debt	-	(5,000,000)
Dividends paid on preferred stock	(1,978,716)	-

NET CASH USED IN FINANCING ACTIVITIES	(15,161,674)	(16,809,313)

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,251,914	2,045,437
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,361,937	49,106,179

CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,613,851	$51,151,616

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest	$4,378,955	$9,296,213
Income taxes	$-	$-

Noncash investing activities:
Transfers of loans to foreclosed assets	$1,684,844	$3,049,750

See accompanying notes.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Crescent Financial Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, Crescent State Bank (“CSB” or the “Bank”). The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Company’s 2011 Form 10-K”).

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all significant intercompany transactions have been eliminated in consolidation. Results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2012. The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements contained in the Company’s 2011 Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A description of the accounting policies followed by the Company are as set forth in Note B of the Notes to Consolidated Financial Statements in the Company’s 2011 Form 10-K.

NOTE B – MERGERS AND ACQUISITIONS

VantageSouth Bank Merger Agreement

On July 27, 2012, the Company filed an application with the Bank’s regulators to merge VantageSouth Bank, which is 100% owned by Piedmont Community Bank Holdings, Inc. (“Piedmont”), into CSB. Additional information relating to Piedmont’s ownership interest in the Company is found in the “Piedmont Investment” section of this Note B. On August 10, 2012, an Agreement and Plan of Merger (“Merger Agreement”) was entered into by the Company, CSB, and VantageSouth Bank to merge VantageSouth Bank into CSB in a share exchange based on the Company’s volume weighted average stock price. Pursuant to terms of the Merger Agreement, outstanding VantageSouth Bank shares will be converted into the Company’s shares equal to the exchange ratio. The exchange ratio will be 4.8204 if the Company’s volume weighted average stock price is at or above $5.25. If the Company’s volume weighted average stock price is at or below $4.75, the exchange ratio will be 5.3278, and if the Company’s volume weighted average stock price is below $5.25 but above $4.75, the exchange ratio will be equal to $25.307 divided by a number equal to the Company’s volume weighted average stock price.

VantageSouth Bank is headquartered in Burlington, North Carolina, and operates five branch offices located in Burlington (2), Fayetteville, and Salisbury (2), North Carolina. As of June 30, 2012, VantageSouth Bank had approximately $248 million in total assets and 1,382,961 outstanding common shares. The Company’s board of directors established an independent special committee which evaluated, negotiated, and made a favorable recommendation to the board regarding the proposed merger. The completion of the merger is subject to all required regulatory and stockholder approvals.

Piedmont Investment

On November 18, 2011, the Company completed the issuance and sale to Piedmont of 18,750,000 shares of common stock for $75.0 million in cash (the “Piedmont Investment”) pursuant to an Investment Agreement (the “Piedmont Investment Agreement”). As part of its investment, Piedmont also made a tender offer to the Company’s stockholders commencing on November 8, 2011 to purchase up to 67% (6,442,105 shares) of our outstanding common stock at a price of $4.75 per share (“Tender Offer”). Pursuant to the Tender Offer, Piedmont purchased 6,128,423 shares of the Company’s common stock for $29.1 million. As a result of the Piedmont Investment and the Tender Offer, Piedmont owns approximately 88% of the Company’s outstanding common stock.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE B – MERGERS AND ACQUISITIONS (Continued)

Staff Accounting Bulletin (“SAB”) Topic No. 5.J, Push Down Basis of Accounting Required in Certain Limited Circumstances, indicates that the acquiror’s application of purchase accounting is required to be pushed down to the acquiree (“push-down accounting”) in purchase transactions that result in an entity becoming substantially wholly owned. In determining whether a company has become substantially wholly owned, SEC staff guidance indicates that push-down accounting would be required if 95% or more of the company has been acquired, permitted if 80% to 95% has been acquired, and prohibited if less than 80% of the company is acquired. The Company determined push-down accounting to be appropriate due to Piedmont’s acquisition of 88% of the Company’s outstanding common stock in the Piedmont Investment and the Tender Offer.

Due to the application of push-down accounting, balances and activity in the Company’s consolidated financial statements prior to the Piedmont Investment have been labeled with “Predecessor Company” while balances and activity subsequent to the Piedmont Investment have been labeled with “Successor Company.”

The following table summarizes the Piedmont Investment and the Successor Company’s opening balance sheet:

	Preliminary	Measurement	Adjusted
	Balances at	Period	Balances at
	Nov. 18, 2011	Adjustments	Nov. 18, 2011
Fair value of assets acquired:

Cash and cash equivalents	$226,126,051	$-	$226,126,051
Investment securities available for sale	89,342,932	-	89,342,932
Mortgage loans held for sale	4,587,862	-	4,587,862
Loans	561,911,272	(1,484,986)	560,426,286
Federal Home Loan Bank stock	8,669,300	-	8,669,300
Premises and equipment	10,325,392	-	10,325,392
Deferred tax asset, net	30,267,925	1,326,731	31,594,656
Bank owned life insurance	19,169,460	-	19,169,460
Foreclosed assets	10,584,003	(405,131)	10,178,872
Goodwill	20,015,193	2,115,379	22,130,572
Other intangibles	2,260,262	-	2,260,262
Other assets	10,092,656	-	10,092,656
Total assets acquired	993,352,308	1,551,993	994,904,301

Fair value of liabilities assumed:

Deposits	678,289,539	-	678,289,539
Borrowings	164,801,131	-	164,801,131
Other liabilities	7,110,828	1,551,993	8,662,821
Total liabilities assumed	850,201,498	1,551,993	851,753,491

Net assets	$143,150,810	$-	$143,150,810

Non-controlling interests at fair value:

Preferred stock	24,408,999	-	24,408,999
Common stock warrants	1,325,372	-	1,325,372
Common stock	42,416,439	-	42,416,439

Total non-controlling interests	68,150,810	-	68,150,810

Purchase price	$75,000,000	$-	$75,000,000

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE B – MERGERS AND ACQUISITIONS (Continued)

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available to make estimates of fair value during the measurement period through June 30, 2012. The Company is currently within the one-year measurement period with respect to the acquisition date, and thus, material adjustments to these purchase accounting fair value adjustments are possible. In the first six months of 2012, goodwill increased by $2.1 million as a result of adjustments to refine the Company’s acquisition date estimate of market rent on two branch leases, adjustments to refine the valuation of certain other real estate owned, and adjustments to refine acquisition date cash flow estimates and the related valuation of certain loans.

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

Loans Held for Investment. All loans in the loan portfolio were adjusted to estimated fair value at the Piedmont Investment date. Upon analyzing estimated credit losses, expected cash flows were forecasted over the remaining life of each loan and discounted those expected cash flows to present value at current market interest rates for similar loans considering loan collateral type and credit quality. Based on this valuation, the Company recorded a loan fair value discount of approximately $44.9 million. In addition, the Company eliminated net deferred loan fees immediately prior to the acquisition of approximately $663,000.

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

Bank Owned Life Insurance. Bank owned life insurance investments are recorded at their cash surrender value, or the amount that can be realized upon surrender. Therefore, no fair value adjustments were made to this amount at acquisition date.

Foreclosed Assets. Foreclosed assets were adjusted to estimated fair value, which includes consideration of recent appraisals and the Company’s disposition strategy, at acquisition date.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE B – MERGERS AND ACQUISITIONS (Continued)

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

Outstanding balances of CDs totaled $196.5 million at acquisition date, and the estimated fair value premium totaled $4.4 million. The outstanding balance of brokered deposits was $115.0 million, and the estimated fair value premium totaled $1.6 million. The outstanding balance of CDARS was $15.5 million, and the estimated fair value premium totaled approximately $47,000. The Company will amortize these premiums into income as a reduction of interest expense on a level-yield basis over the weighted average time deposit terms.

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

Non-controlling Interests. Non-controlling interests, that portion of the Company not owned by Piedmont, include preferred stock and common stock warrants issued pursuant to the U.S. Treasury’s Troubled Asset Relief Program capital purchase program (“TARP CPP”) as well as common stock owned at the acquisition date by legacy stockholders. Non-controlling interests are not disclosed on the Company’s consolidated balance sheet since they represent non-controlling interests of Piedmont, not the Company. However, valuation of these non-controlling ownership interests impacts the Company’s stockholders’ equity through the push down of purchase accounting adjustments. Preferred stock issued under the TARP CPP was valued based on forecasting expected cash flows with an assumed repayment date and discounting these cash flows based on current market yields for similar preferred stock. The discount between the estimated fair value at acquisition date and the $24.9 million liquidation value will be accreted to retained earnings over the remaining period to anticipated repayment of these securities. The common stock warrant, also issued to the U.S. Treasury, was valued using a Black-Scholes option pricing model. See Note I – Cumulative Perpetual Preferred Stock for more details.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE B – MERGERS AND ACQUISITIONS (Continued)

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

NOTE C - COMMITMENTS AND CONTINGENCIES

The following is a summary of the contract amount of the Company’s exposure to off-balance sheet commitments at June 30, 2012:

Undisbursed lines of credit	$30,553,734
Commitments to extend credit	72,851,729
Financial standby letters of credit	4,461,104
Capital commitment to private investment fund	175,000

NOTE D - PER SHARE RESULTS

Basic earnings per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options, restricted stock and the common stock warrant issued to the U.S. Treasury and are determined using the treasury stock method. The calculation of basic and diluted weighted average shares and the weighted average anti-dilutive stock options and warrants were as follows for each period presented:

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Weighted average number of shares used in computing basic earnings per share	28,361,060	9,586,390	28,360,628	9,583,904
Effect of dilutive stock options and warrant	-	-	-	-

Weighted average number of shares used in computing diluted earnings per share	28,361,060	9,586,390	28,360,628	9,583,904

Anti-dilutive stock options	242,377	294,930	242,377	294,930
Anti-dilutive warrants	833,705	833,705	833,705	833,705

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification:

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:

Residential mortgage-backed securities – GSE	$39,507,593	$535,016	$30,973	$40,011,636
Commercial mortgage-backed securities – private	6,848,630	-	23,449	6,825,181
Collateralized mortgage obligations – GSE	50,398,217	161,268	101,739	50,457,746
Municipals – non-taxable	15,527,164	464,054	50,872	15,940,346
Municipals – taxable	1,635,000	12,508	-	1,647,508
Corporate bonds	35,042,978	850,529	64,804	35,828,703
Marketable equity securities	545,963	172,512	-	718,475

	$149,505,545	$2,195,887	$271,837	$151,429,595

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:

Residential mortgage-backed securities – GSE	$19,451,556	$19,641	$106,853	$19,364,344
Collateralized mortgage obligations – GSE	82,192,471	153,812	251,414	82,094,869
Municipals – non-taxable	13,280,926	263,159	30,194	13,513,891
Corporate bonds	28,041,712	38,943	114,553	27,966,102
Marketable equity securities	519,458	49,575	4,391	564,642

	$143,486,123	$525,130	$507,405	$143,503,848

The following tables summarize gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:

Residential mortgage-backed securities – GSE	$9,075,923	$30,973	$-	$-	$9,075,923	$30,973
Commercial mortgage-backed securities – private	6,825,180	23,449	-	-	6,825,180	23,449
Collateralized mortgage obligations – GSE	22,222,330	101,739	-	-	22,222,330	101,739
Municipals –non- taxable	3,931,967	50,872	-	-	3,931,967	50,872
Corporate bonds	9,244,690	64,804	-	-	9,244,690	64,804

Total temporarily impaired securities	$51,300,090	$271,837	$-	$-	$51,300,090	$271,837

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - INVESTMENT SECURITIES (Continued)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
Residential mortgage-backed Securities – GSE	$9,153,058	$106,854	$-	$-	$9,153,058	$106,853
Collateralized mortgage Obligations – GSE	67,359,625	251,413	-	-	67,359,625	251,414
Municipals – non-taxable	2,637,330	30,194	-	-	2,637,330	30,194
Corporate bonds	15,818,502	114,553	-	-	15,818,502	114,553
Marketable equity securities	32,131	4,391	-	-	32,131	4,391

Total temporarily impaired securities	$95,000,646	$507,405	$-	$-	$95,000,646	$507,405

Unrealized losses on investment securities at June 30, 2012 related to three residential mortgage-backed securities issued by government sponsored enterprises (“GSEs”), two triple-A rated commercial mortgage-backed securities, five GSE collateralized mortgage obligations, four tax-exempt municipal bonds, and six investment grade corporate bonds. Unrealized losses on investment securities at December 31, 2011 related to eleven GSE collateralized mortgage obligations, four GSE residential mortgage-backed securities, three tax-exempt municipal securities, seven investment grade corporate bonds and one marketable equity security. At June 30, 2012 and December 31, 2011, none of the securities had been in an unrealized loss position for more than a twelve month period.

The securities in an unrealized loss position at June 30, 2012 have continued to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities are not considered to represent other-than-temporary impairment at June 30, 2012.

At June 30, 2012, the Company held no individual investment securities with an aggregate book value greater than 10% of stockholders’ equity. At June 30, 2012 and December 31, 2011, investment securities with a carrying value of $32.5 million and $43.9 million, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE E - INVESTMENT SECURITIES (Continued)

	Less Than	One to	Five to	Over	Equity
	One Year	Five Years	Ten Years	Ten Years	Securities
Residential mortgage backed securities – GSE
Amortized cost	$4,949,527	$12,259,467	$14,164,888	$8,133,711	$-
Fair value	5,005,411	12,432,324	14,280,322	8,293,579	-
Commercial mortgage backed securities – private
Amortized cost	-	-	6,848,630	-	-
Fair value	-	-	6,825,181	-	-
Collateralized mortgage obligations – GSE
Amortized cost	8,343,056	31,984,871	9,287,858	782,432	-
Fair value	8,359,576	32,014,146	9,301,559	782,465	-
Municipals – non-taxable
Amortized cost	-	4,130,690	6,867,768	4,528,706	-
Fair value	-	4,266,228	7,043,703	4,630,415	-
Municipals – taxable
Amortized cost	-	-	-	1,635,000	-
Fair value	-	-	-	1,647,508	-
Corporate bonds
Amortized cost	-	35,042,978	-	-	-
Fair value	-	35,828,703	-	-	-
Marketable equity securities
Amortized cost	-	-	-	-	545,963
Fair value	-	-	-	-	718,475

Total
Amortized cost	$13,292,583	$83,418,006	$37,169,144	$15,079,849	$545,963
Fair value	$13,364,987	$84,541,401	$37,450,765	$15,353,967	$718,475

NOTE F - LOANS HELD FOR INVESTMENT

The following is a summary of loans at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Commercial real estate	$288,633,374	$310,314,968
Residential real estate	63,860,822	67,004,033
Construction and development	58,972,695	83,929,770
Commercial	46,816,851	39,433,800
Home equity loans and lines of credit	46,122,971	48,940,064
Consumer	3,943,943	3,299,958

Total loans	508,350,656	552,922,593

Less:
Deferred loan fees	(66,151)	(45,532)
Allowance for loan losses	(2,113,206)	(227,000)

Net loans	$506,171,299	$552,650,060

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

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - LOANS HELD FOR INVESTMENT (Continued)

Purchased Credit-Impaired Loans

Changes in accretable yield, or income expected to be collected, related to purchased credit-impaired (“PCI”) loans in the six months ended June 30, 2012 were as follows:

Balance at January 1, 2012	$29,645,444
New loans purchased	-
Accretion of income	(8,354,315)
Reclassifications from nonaccretable difference	6,995,726
Disposals	(198,929)

Balance at June 30, 2012	$28,087,926

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

Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses and the ending recorded investment in loans by portfolio segment and based on impairment method as of and for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30, 2012
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Construction	Consumer	Total

Allowance for loan losses:

Beginning balance	$178	$79	$364	$100	$16	$737
Charge-offs	(90)	-	(443)	(46)	(13)	(592)
Recoveries	-	-	-	-	-	-
Provision for loan losses	290	547	868	264	(1)	1,968
Ending balance	$378	$626	$789	$318	$2	$2,113

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - LOANS HELD FOR INVESTMENT (Continued)

	Six Months Ended June 30, 2012
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Construction	Consumer	Total
Allowance for loan losses:

Beginning balance	$30	$126	$47	$21	$3	$227
Charge-offs	(105)	-	(714)	(46)	(21)	(886)
Recoveries	-	-	-	-	-	-
Provision for loan losses	453	500	1,456	343	20	2,772
Ending balance	$378	$626	$789	$318	$2	$2,113

Ending balance:
Individually evaluated for impairment	$-	$-	$95	$-	$-	$95
Collectively evaluated for impairment	$190	$626	$110	$318	$2	$1,246
Purchased credit-impaired	$188	$-	$584	$-	$-	$772

Loans:

Ending balance:
Individually evaluated for impairment	$-	$-	$1,162	$-	$-	$1,162
Collectively evaluated for impairment	28,285	149,796	83,039	14,638	3,643	279,401
Purchased credit-impaired	18,532	138,837	25,783	44,335	301	227,788
Total	$46,817	$288,633	$109,984	$58,973	$3,944	$508,351

	Three Months Ended June 30, 2011
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Construction	Consumer	Total

Allowance for loan losses:
Beginning balance	$2,709	$7,263	$4,365	$9,077	$71	$23,485
Charge-offs	(509)	(455)	(667)	(2,670)	(8)	(4,309)
Recoveries	26	-	45	36	1	108
Provision for loan losses	679	1,207	359	784	6	3,035
Ending balance	$2,905	$8,015	$4,102	$7,227	$70	$22,319

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - LOANS HELD FOR INVESTMENT (Continued)

	Six Months Ended June 30, 2011
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Construction	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,689	$5,345	$2,813	$9,775	$80	$20,702
Charge-offs	(778)	(671)	(1,006)	(6,431)	(22)	(8,908)
Recoveries	62	-	55	348	1	466
Provision for loan losses	932	3,341	2,240	3,535	11	10,059
Ending balance	$2,905	$8,015	$4,102	$7,227	$70	$22,319

Ending balance:
Individually evaluated for impairment	$1,295	$4,211	$2,223	$4,897	$34	$12,660
Collectively evaluated for impairment	$1,610	$3,804	$1,879	$2,330	$36	$9,659

The following is a summary of the ending allowance for loans losses and the recorded investment in loans by portfolio segment and based on impairment method at December 31, 2011 (in thousands):

	At December 31, 2011
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Construction	Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$30	$126	$47	$21	$3	$227
Purchased credit-impaired	$-	$-	$-	$-	$-	$-

Loans:
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	12,426	149,654	79,588	19,315	2,850	263,833
Purchased credit-impaired	27,008	160,661	36,356	64,615	450	289,090
Total	$39,434	$310,315	$115,944	$83,930	$3,300	$552,923

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - LOANS HELD FOR INVESTMENT (Continued)

Analysis of Credit Quality

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. The Company uses the following general definitions for risk ratings:

Pass. These loans range from superior quality with minimal credit risk to loans requiring heightened management attention but that are still an acceptable risk and continue to perform as contracted.

Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
June 30, 2012

Acquired loans
Commercial:
Real estate	$200,028	$44,679	$13,830	$-	$258,537
Construction	24,059	19,403	6,605	381	50,448
Commercial and industrial	25,944	1,579	1,911	-	29,434
Lines of credit	330	12	-	-	342
Consumer:
Residential real estate	45,007	4,773	5,445	135	55,360
Construction	2,997	440	342	-	3,779
Home equity	39,641	1,679	2,657	-	43,977
Consumer	2,375	325	116	-	2,816

Total	$340,381	$72,890	$30,906	$516	$444,693

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - LOANS HELD FOR INVESTMENT (Continued)

		Special
	Pass	Mention	Substandard	Doubtful	Total
June 30, 2012

Loans originated by the Successor Company
Commercial:
Real estate	$30,096	$-	$-	$-	$30,096
Construction	2,981	-	82	-	3,063
Commercial and industrial	17,011	-	-	-	17,011
Lines of credit	30	-	-	-	30
Consumer:
Residential real estate	8,501	-	-	-	8,501
Construction	1,683	-	-	-	1,683
Home equity	2,146	-	-	-	2,146
Consumer	1,128	-	-	-	1,128

Total	$63,576	$-	$82	$-	$63,658

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2011

Acquired loans
Commercial:
Real estate	$253,505	$34,877	$13,907	$379	$302,668
Construction	39,927	22,482	12,402	519	75,330
Commercial and industrial	33,566	2,212	2,258	-	38,036
Lines of credit	403	1	1	-	405
Consumer:
Residential real estate	51,665	5,155	8,300	145	65,265
Construction	7,332	176	758	-	8,266
Home equity	42,766	2,064	3,684	-	48,514
Loans to individuals	2,795	336	43	-	3,174

Total	$431,959	$67,303	$41,353	$1,043	$541,658

Loans originated by the Successor Company
Commercial:
Real estate	$7,647	$-	$-	$-	$7,647
Construction	138	-	-	-	138
Commercial and industrial	894	99	-	-	993
Lines of credit	-	-	-	-	-
Consumer:
Residential real estate	1,739	-	-	-	1,739
Construction	196	-	-	-	196
Home equity	426	-	-	-	426
Loans to individuals	126	-	-	-	126

Total	$11,166	$99	$-	$-	$11,265

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - LOANS HELD FOR INVESTMENT (Continued)

The following table presents the aging and accrual status of the loan portfolio at June 30, 2012 and December 31, 2011 by class of loans (in thousands):

		Greater than
	30 - 89	89 Days
	Days	Past Due		Total	Loans Not
	Past Due	Accruing	Non-accrual	Past Due	Past Due	Total
June 30, 2012

Acquired loans
Commercial:
Real estate	$799	$5,110	$-	$5,909	$252,628	$258,537
Construction	388	5,313	30	5,731	44,717	50,448
Commercial and industrial	265	633	24	922	28,512	29,434
Lines of credit	7	-	-	7	335	342
Consumer:
Residential real estate	392	2,982	-	3,374	51,986	55,360
Construction	67	62	-	129	3,650	3,779
Home equity	1,569	-	507	2,076	41,901	43,977
Loans to individuals	29	-	101	130	2,686	2,816

Total	$3,516	$14,100	$662	$18,278	$426,415	$444,693

Loans originated by the Successor Company
Commercial:
Real estate	$-	$-	$-	$-	$30,096	$30,096
Construction	-	-	-	-	3,063	3,063
Commercial and industrial	-	-	-	-	17,011	17,011
Lines of credit	-	-	-	-	30	30
Consumer:
Residential real estate	-	-	-	-	8,501	8,501
Construction	-	-	-	-	1,683	1,683
Home equity	-	-	-	-	2,146	2,146
Loans to individuals	-	-	-	-	1,128	1,128

Total	$-	$-	$-	$-	$63,658	$63,658

		Greater than
	30 - 89	89 Days
	Days	Past Due		Total	Loans Not
	Past Due	Accruing	Non-accrual	Past Due	Past Due	Total
December 31, 2011

Acquired loans
Commercial:
Real estate	$3,878	$6,101	$-	$9,979	$292,689	$302,668
Construction	4,809	10,328	-	15,137	60,193	75,330
Commercial and industrial	925	797	-	1,722	36,314	38,036
Lines of credit	-	1	-	1	404	405
Consumer:
Residential real estate	2,289	4,148	-	6,437	58,828	65,265
Construction	652	382	-	1,034	7,232	8,266
Home equity	740	1,128	-	1,868	46,646	48,514
Loans to individuals	3	3	-	6	3,168	3,174

Total	$13,296	$22,888	$-	$36,184	$505,474	$541,658

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE F - LOANS HELD FOR INVESTMENT (Continued)

		Greater than
	30 - 89	89 Days
	Days	Past Due		Total	Loans Not
	Past Due	Accruing	Non-accrual	Past Due	Past Due	Total
December 31, 2011

Loans originated by the Successor Company:
Commercial:
Real estate	$-	$-	$-	$-	$7,647	$7,647
Construction	-	-	-	-	138	138
Commercial and industrial	-	-	-	-	993	993
Lines of credit	-	-	-	-	-	-
Consumer:
Residential real estate	-	-	-	-	1,739	1,739
Construction	-	-	-	-	196	196
Home equity	-	-	-	-	426	426
Loans to individuals	-	-	-	-	126	126

Total	$-	$-	$-	$-	$11,265	$11,265

Non-accrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Loans past due 90 days or more and still accruing primarily include purchased credit-impaired loans which are accreting interest at a pool level yield. No loans originated by the Successor Company or purchased non-impaired loans had been restructured in a troubled debt restructuring at June 30, 2012.

The following table is a summary of impaired loans, which exclude purchased credit-impaired loans, including the related allowance for loan losses at June 30, 2012 (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-
Residential real estate	-	-	-	-	-
Construction and development	-	-	-	-	-
Commercial	-	-	-	-	-
Home equity loans and lines	209	218	-	207	-
Consumer	-	-	-	-	-

	209	218	-	207	-
With an allowance recorded:
Commercial real estate	-	-	-	-	-
Residential real estate	-	-	-	-	-
Construction and development	-	-	-	-	-
Commercial	-	-	-	-	-
Home equity lines and loans	953	1,487	95	934	-
Consumer	-	-	-	-	-

	953	1,487	95	934	-
Totals:
Commercial	-	-	-	-	-
Residential	1,162	1,705	95	1,141	-
Consumer	-	-	-	-	-

Total	$1,162	$1,705	$95	$1,141	$-

The Company had no impaired loans at December 31, 2011.

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

In August 2003, $8.0 million in trust preferred securities (“TRUPs”) were issued through Crescent Financial Capital Trust I (the “Trust”). The Trust invested the total proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by the Company, which fully and unconditionally guarantees the TRUPs. The junior subordinated debentures were adjusted to estimated fair value in purchase accounting with the Piedmont Investment, and at June 30, 2012, their carrying value was $5.5 million. The TRUPs pay cumulative cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 3.10%.

In June 2009, the Predecessor Company entered into derivative financial instruments which swapped the variable rate payments for fixed payments. These instruments consisted of a three-year and four-year swap, each for one-half of the notional amount of the TRUPs for fixed rates of 5.49% and 5.97%, respectively. Due to the deferral of interest payments on the TRUPs, the associated interest rate swaps no longer qualify for cash flow hedge accounting and are therefore marked to fair value through earnings.

On September 26, 2008, the Bank entered into an unsecured subordinated term loan agreement in the amount of $7.5 million. The agreement requires the Bank to make quarterly payments of interest at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 4.00%. The subordinated term loan was adjusted to estimated fair value in purchase accounting with the Piedmont Investment, and at June 30, 2012, its carrying value was $6.8 million.

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

The following tables disclose the location and fair value amounts of derivative instruments in the consolidated balance sheets:

			Estimated Fair Value
	Balance Sheet	Notional	June 30,	December 31,
	Location	Amount	2012	2011
Trust preferred securities:
Interest rate swap	Other liabilities	$4,000,000	$(2,133)	$(38,275)
Interest rate swap	Other liabilities	4,000,000	(98,616)	(134,029)

Subordinated term loan agreements:
Interest rate swap	Other liabilities	3,750,000	(600)	(34,160)
Interest rate swap	Other liabilities	3,750,000	(90,517)	(123,650)

		$15,500,000	$(191,866)	$(330,114)

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE G – DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The following table discloses activity in accumulated other comprehensive income (“OCI”) related to the interest rate swaps for the six months ended June 30, 2012 and 2011:

	Successor	Predecessor
	Company	Company
	Six Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011
Accumulated OCI resulting from interest rate swaps at beginning of period, net of tax	$-	$(355,818)
Other comprehensive loss recognized, net of tax	-	45,578

Accumulated OCI resulting from interest rate swaps at end of period, net of tax	$-	$(310,240)

The Company monitors the credit risk of the interest rate swap counterparty and has pledged $780,000 in cash to the counterparty to the swaps.

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

Investment Securities. Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market exchange prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include marketable equity securities traded on an active exchange, such as the New York Stock Exchange. Level 2 securities include mortgage-backed securities and collateralized mortgage obligations, both issued by government sponsored entities, private label mortgage-backed securities, municipal bonds and corporate debt securities.

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

Interest Rate Lock Commitments. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end. The Company classifies interest rate lock commitments as Level 3. There have been no changes in valuation techniques for the six months ended June 30, 2012.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE H - FAIR VALUE MEASUREMENT (Continued)

	Interest Rate Lock Commitments
	Level 3
	Successor	Predecessor
	Fair Value	Fair Value

Balance, December 31, 2011 and 2010	$211,622	$53,185

(Gains) losses included in earnings	(799,263)	(257,713)

Transfers in - applications	65,992,688	21,788,651

Transfers out – closed and cancelled	(64,802,301)	(21,492,407)

Balance, June 30, 2012 and 2011	$602,746	$91,716

Gains on interest rate lock commitments are included in mortgage banking income within non-interest income on the consolidated statements of operations.

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

The following tables summarize information about assets and liabilities measured at fair value at June 30, 2012 and December 31, 2011:

		Fair Value Measurements at
		June 30, 2012, Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/(Liabilities)	Markets for	Observable	Unobservable
	Measured at	Identical Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
Residential mortgage-backed securities – GSE	$40,011,636	$-	$40,011,636	$-
Commercial mortgage-backed securities – private	6,825,181	-	6,825,181	-
Collateralized mortgage obligations – GSE	50,457,746	-	50,457,746	-
Municipals – non-taxable	15,940,346	-	15,940,346	-
Municipals – taxable	1,647,508	-	1,647,508	-
Corporate bonds	35,828,703	-	35,828,703	-
Marketable equity securities	718,475	718,475	-	-

Impaired loans	1,161,518	-	-	1,161,518
Foreclosed assets	4,743,268	-	-	4,743,268
Interest rate lock commitments	602,746	-	-	602,746
Derivative liabilities	(191,866)	-	(191,866)	-

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE H - FAIR VALUE MEASUREMENT (Continued)

		Fair Value Measurements at
		December 31, 2011, Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/(Liabilities)	Markets for	Observable	Unobservable
	Measured at	Identical Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
Residential mortgage-backed securities - GSE	$19,364,344	$-	$19,364,344	$-
Collateralized mortgage obligations	82,094,869	-	82,094,869	-
Municipals – non-taxable	13,513,891	-	13,513,891	-
Corporate bonds	27,966,102		27,966,102
Marketable equity securities	564,642	564,642	-	-

Foreclosed assets	9,422,056	-	-	9,422,056
Interest rate lock commitments	211,622	-	-	211,622
Derivative liabilities	(330,114)	-	(330,114)	-

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at
	June 30, 2012	Valuation Technique	Unobservable Input	Range

Recurring measurements:
Interest Rate Lock Commitments	$602,746	Pricing model	Pull through rates	80-85%
Impaired loans	1,161,518	Discounted appraisals	Collateral discounts	15-50%

Nonrecurring measurements:
Foreclosed assets	4,743,268	Discounted appraisals	Collateral discounts	15-50%

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

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE H - FAIR VALUE MEASUREMENT (Continued)

Investment Securities Available for Sale. See discussion related to fair value estimates for securities available for sale in the fair value hierarchy section above. There have been no changes in valuation techniques for the six months ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Mortgage Loans Held For Sale. The fair value of mortgage loans held for sale is based on commitments on hand from investors within the secondary market for loans with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan for sale. As such, the Company classifies loans measured at fair value on a nonrecurring basis as a Level 2 asset. There have been no changes in valuation techniques for the six months ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Loans Held For Investment. The Company does not record loans held-for-investment at fair value on a recurring basis. However, when a loan is considered impaired an allowance for loan losses is established. The fair value of impaired loans is estimated using one of several methods based on portfolio type, acquired and non-acquired. Upon analyzing estimated credit losses in the acquired portfolio, we forecasted expected cash flows over the remaining life of each loan and discounted those expected cash flows to present value at current market interest rates for similar loans considering loan collateral type and credit quality. The fair value of any impaired non-acquired loans would be valued using either collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. There have been no changes in valuation techniques for the six months ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Federal Home Loan Bank Stock. Given the option to redeem this stock at par through the FHLB, the carrying value of FHLB stock approximates fair value. There have been no changes in valuation techniques for the six months ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Deposits. The fair value of demand deposits, savings, money market and NOW accounts represents the amount payable on demand. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using interest rates currently offered for instruments of similar remaining maturities. The carrying values of short-term borrowings, including overnight, federal funds purchased and FHLB advances, approximates the fair values due to the short maturities of those instruments. There have been no changes in valuation techniques for the quarter ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Short-term Borrowings and Long-term Debt. The fair value of short-term borrowings and long-term debt are based upon discounted expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements could be obtained. There have been no changes in valuation techniques for the six months ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Accrued Interest Receivable and Accrued Interest Payable. The carrying amounts of accrued interest receivable and payable approximate fair value due to the short maturities of these instruments. There have been no changes in valuation techniques for the six months ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Derivative Instruments. See discussion related to fair value estimates for derivative instruments in the fair value hierarchy section above. There have been no changes in valuation techniques for the six months ended June 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE H - FAIR VALUE MEASUREMENT (Continued)

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$55,613,851	$55,613,851	$55,613,851	$-	$-
Investment securities	151,429,595	151,429,595	718,475	150,711,120	-
Federal Home Loan Bank stock	2,931,200	2,931,200	-	2,931,200	-
Mortgage loans held for sale	3,226,180	3,226,180	-	3,226,180	-
Loans, net	506,171,299	508,399,299	-	-	508,399,299
Accrued interest receivable	5,290,481	5,290,481	-	5,290,481	-

Financial liabilities:
Deposits	659,508,174	662,064,174	-	662,064,174	-
Long-term debt	12,288,258	12,410,257	-	-	12,410,257
Interest rate swaps	191,866	191,866	-	191,866	-
Accrued interest payable	871,398	871,398	-	871,398	-

	December 31, 2011
	Carrying	Estimated
	amount	fair value
Financial assets:
Cash and cash equivalents	$25,361,937	$25,361,937
Investment securities	143,503,848	143,503,848
Federal Home Loan Bank stock	8,669,300	8,669,300
Mortgage loans held for sale	3,841,412	3,841,412
Loans, net	552,650,060	552,650,060
Accrued interest receivable	2,801,634	2,801,634

Financial liabilities:
Deposits	674,418,586	674,418,586
Long-term debt	12,215,901	12,215,901
Interest rate swaps	330,114	330,114
Accrued interest payable	779,784	779,784

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

Successor Company

The Successor Company assigned an estimated fair value to both the Series A Preferred Stock and common stock warrants in purchase accounting in connection with the Piedmont Investment. These securities represent non-controlling interests that were recorded at estimated fair value. As discussed in Note B – Mergers and Acquisitions, the preferred stock was valued based on forecasting expected cash flows with an assumed repayment date and discounting these cash flows based on current market yields for similar preferred stock. For purposes of the discount rate, the Successor Company used the market yield on an index of publicly traded preferred stocks adjusted for a liquidity factor. The preferred stock was assigned a non-controlling interest fair value of $24.4 million at the acquisition date, and the discount between this value and the $24.9 million redemption value will be accreted as a reduction in net income (loss) available for common stockholders over a two-year period.

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

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE I - CUMULATIVE PERPETUAL PREFERRED STOCK (Continued)

On April 12, 2012, the Company received approval from the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) to resume payment of preferred dividends on TARP Preferred Stock and interest payments due on its subordinated debentures issued in connection with trust preferred securities. The Company deferred dividend payments on its TARP Preferred Stock beginning with the payment due February 15, 2011. The Company paid all deferred cumulative preferred dividends, in the amount of $1.6 million, plus current dividends on the regularly scheduled quarterly payment date of May 15, 2012. The Company deferred interest payments on its trust preferred securities beginning with the payment due April 7, 2011 but continued to accrue interest expense in its consolidated financial statements. The Company paid all accrued deferred interest of $371,000 plus current interest on the regularly scheduled quarterly payment date of July 7, 2012.

NOTE J - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-08, Intangibles — Goodwill and Other, to amend FASB Accounting Standards Codification (“ASC”) Topic 350, Testing Goodwill for Impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of Crescent Financial Bancshares, Inc. (the “Company”). This discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results for the successor three and six months ended June 30, 2012 and the predecessor three and six months ended June 30, 2011 as well as the financial condition of the Company as of June 30, 2012. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report.

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

VantageSouth Bank Merger Agreement

On July 27, 2012, the Company filed an application with the Bank’s regulators to merge VantageSouth Bank, which is 100% owned by Piedmont Community Bank Holdings, Inc. (“Piedmont”), into CSB. Additional information relating to Piedmont’s ownership interest in the Company is found in the “Piedmont Investment” section below. On August 10, 2012, an Agreement and Plan of Merger (“Merger Agreement”) was entered into by the Company, CSB, and VantageSouth Bank to merge VantageSouth Bank into CSB in a share exchange based on the Company’s volume weighted average stock price. Pursuant to terms of the Merger Agreement, outstanding VantageSouth Bank shares will be converted into the Company’s shares equal to the exchange ratio. The exchange ratio will be 4.8204 if the Company’s volume weighted average stock price is at or above $5.25. If the Company’s volume weighted average stock price is at or below $4.75, the exchange ratio will be 5.3278, and if the Company’s volume weighted average stock price is below $5.25 but above $4.75, the exchange ratio will be equal to $25.307 divided by a number equal to the Company’s volume weighted average stock price.

VantageSouth Bank is headquartered in Burlington, North Carolina, and operates five branch offices located in Burlington (2), Fayetteville, and Salisbury (2), North Carolina. As of June 30, 2012, VantageSouth Bank had approximately $248 million in total assets and 1,382,961 outstanding common shares. The Company’s board of directors established an independent special committee which evaluated, negotiated, and made a favorable recommendation to the board regarding the proposed merger. The completion of the merger is subject to all required regulatory and stockholder approvals. 1

Piedmont Investment

On November 18, 2011, the Company completed the issuance and sale to Piedmont of 18,750,000 shares of common stock for $75.0 million in cash (the “Piedmont Investment”). As part of its investment, Piedmont also made a tender offer to the Company’s stockholders commencing on November 8, 2011 to purchase up to 67% (6,442,105 shares) of the Company’s outstanding common stock at a price of $4.75 per share (“Tender Offer”). Pursuant to the Tender Offer, Piedmont purchased 6,128,423 shares of the Company’s common stock for $29.1 million. As a result of the Piedmont Investment and the Tender Offer, Piedmont owns approximately 88% of the Company’s outstanding common stock.

1 VantageSouth Bank’s common stock is not registered under the Exchange Act and, as a result, VantageSouth Bank does not file securities reports with the SEC. However, additional financial and regulatory information is available in Reports of Condition and Income filed quarterly by VantageSouth Bank with the Federal Deposit Insurance Corporation, which are publicly accessible at http://www.fdic.gov. Such reports are not incorporated by reference in this Form 10-Q. Prior to a vote by the Company’s stockholders to approve the issuance of shares of its common stock in connection with the Vantage South Bank merger, a proxy will be filed with the SEC providing more detailed information regarding the impact of the proposed merger to the Company, including information about Vantage South Bank’s financial condition and results of operations.

The Company’s results of operations in the second quarter and first six months of 2012 were significantly impacted by the controlling investment in the Company by Piedmont. Because of the level of Piedmont’s ownership and control following the controlling investment and the Tender Offer, the Company applied push-down accounting. Accordingly, the Company’s assets and liabilities were adjusted to estimated fair value at the acquisition date, and the allowance for loan losses was eliminated. The Company is currently within the one-year measurement period with respect to the acquisition date, and thus, material adjustments to these purchase accounting fair value adjustments are possible. In the six months of 2012, goodwill increased by $2.1 million as a result of adjustments to refine the Company’s acquisition date estimate of market rent on two branch leases, adjustments to refine the valuation of certain other real estate owned, and adjustments to refine acquisition date cash flow estimates and the related valuation of certain loans. Balances and activity in the Company’s consolidated financial statements prior to the Piedmont Investment have been labeled with “Predecessor Company” while balances and activity subsequent to the Piedmont Investment have been labeled with “Successor Company.”

Certain Regulatory Restrictions Lifted on Payment of Interest and Dividends

On April 12, 2012, the Company received approval from the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) to resume payment of preferred dividends on securities issued to the U.S. Treasury in connection with the TARP Capital Purchase Program (“TARP Preferred Stock”) and interest payments due on its subordinated debentures issued in connection with trust preferred securities. The Company deferred dividend payments on its TARP Preferred Stock beginning with the payment due February 15, 2011. The Company paid all deferred cumulative preferred dividends of $1.6 million plus current dividends on the quarterly payment date of May 15, 2012. The Company deferred interest payments on its trust preferred securities beginning with the payment due April 7, 2011 but continued to accrue interest expense in its consolidated financial statements. The Company paid all accrued deferred interest of $371,000 plus current interest on the quarterly payment date of July 7, 2012.

EXECUTIVE SUMMARY

The following is a summary of the Company’s results of operations and changes in financial condition in the second quarter and first six months of 2012:

•	Net income totaled $294,000 in the six months ended June 30, 2012 compared to a net loss of $10.5 million in the predecessor six months ended June 30, 2011. The Company incurred a net loss of $414,000 in the second quarter of 2012 compared to a net loss of $3.4 million in the predecessor second quarter of 2011.

•	After the preferred stock dividend, the Company incurred a net loss of ($0.02) per common share in the first six months of 2012 compared to a net loss of ($1.18) per common share in the predecessor first six months of 2011. The Company incurred a net loss of ($0.03) per common share in the second quarter of 2012 compared to a net loss of ($0.40) per common share in the predecessor second quarter of 2011.

•	Asset quality continued to improve as non-performing assets decreased to 2.38% of total assets at June 30, 2012 from 2.53% of total assets at March 31, 2012 and 3.87% of total assets at December 31, 2011.

•	The Company originated $48 million of commercial and consumer loans in the second quarter of 2012 after $15 million of loan originations in the first quarter of 2012.

•	Net interest margin improved to 4.36% in the first six months of 2012 from 2.88% in the predecessor first six months of 2011. Net interest margin improved to 4.24% in the second quarter of 2012 from 2.95% in the predecessor second quarter of 2011.

•	Mortgage banking income improved to $1.3 million in the first six months of 2012 compared to $425,000 in the predecessor first six months of 2011. Mortgage banking income improved to $689,000 in the second quarter of 2012 from $259,000 in the predecessor second quarter of 2011.

COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 2012

TO DECEMBER 31, 2011

Total assets at June 30, 2012 were $819.5 million, which was a decrease of $15.0 million, or 2%, from total assets of $834.5 million at December 31, 2011. Earning assets totaled $707.8 million, or 86% of total assets, at June 30, 2012 compared to $725.4 million, or 87% of total assets, at December 31, 2011. Earning assets at June 30, 2012 consisted of $508.3 million in gross loans held for investment, $154.4 million in investment securities and Federal Home Loan Bank (“FHLB”) stock, $41.9 in federal funds sold and interest-earning deposits with correspondent banks and $3.2 million in mortgage loans held for sale. Earning assets at December 31, 2011 consisted of $552.9 million in gross loans held for investment, $152.2 million in investment securities and FHLB stock, $16.5 million in federal funds sold and interest-earning deposits and $3.8 million in mortgage loans held for sale. Total deposits and stockholders’ equity at June 30, 2012 were $659.5 million and $142.6 million, respectively, compared to $674.4 million and $143.1 million, respectively, at December 31, 2011.

Loans

Gross loans held for investment, net of deferred loan fees, totaled $508.3 million at June 30, 2012 reflecting a $44.6 million, or 8%, decrease compared to $552.9 million at December 31, 2011. This decline resulted from a combination of principal payments in the normal course of business, problem asset resolutions, which include loan sales, and a change in the Company’s business model which has shifted the loan portfolio mix to favor business and consumer lending over construction and speculative land loans. Most of the loan categories experienced a balance reduction in the first six months of 2012, except for commercial loans which reflects the Company’s lending strategy and new focus. The changes in the portfolio, by category, were as follows: construction and land development loans, $25.0 million decline, or 30%; commercial real estate loans, $21.7 million decline, or 7%; residential 1-4 family mortgage loans, $3.1 million decline, or 5%; commercial and industrial loans, $7.4 million increase, or 19%; home equity loans and lines of credit, $2.8 million decline, or 6%; and consumer loans, $0.6 million increase, or 20%.

The composition of the Company’s loan portfolio at June 30, 2012 was as follows: 56% commercial real estate mortgage loans, 12% construction and land development loans, 13% residential one-to-four family mortgage loans, 9% home equity lines and loans, 9% commercial and industrial loans and consumer loans at less than 1%. The composition of the loan portfolio at December 31, 2011 was as follows: 56% commercial real estate loans, 15% construction and land development loans, 12% residential 1-4 family mortgage loans, 9% home equity loans and lines of credit, 7% commercial and industrial loans, and consumer loans at less than 1%.

The following table summarizes the gross unpaid borrower principal balances (“UPB”) and carrying amounts in the loan portfolio by type at June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
(dollars in thousands)	UPB	Carrying Amount	Carrying Amount as % of UPB	UPB	Carrying Amount	Carrying Amount as % of UPB

Commercial real estate	$297,607	$288,633	97.0%	$323,426	$310,315	95.9%
Residential real estate	67,294	63,861	94.9%	69,312	67,004	96.7%
Construction and development	70,411	58,973	83.8%	109,965	83,930	76.3%
Commercial	49,433	46,817	94.7%	41,466	39,434	95.1%
Home equity loans and lines of credit	48,415	46,123	95.3%	51,700	48,940	94.7%
Consumer	4,040	3,944	97.6%	3,439	3,300	96.0%

Total loans	$537,200	$508,351	94.6%	$599,308	$552,923	92.3%

Non-performing loans as a percentage of total loans held for investment totaled 2.90% at June 30, 2012, which was a decline from 2.99% as of March 31, 2012 and 4.14% at December 31, 2011. Total non-performing assets (which include non-accrual loans, loans past due 90 days or more and still accruing, other real estate owned and repossessed loan collateral) as a percentage of total assets at June 30, 2012 totaled 2.38%, which was a decline from 2.53% at March 31, 2012 and 3.87% at December 31, 2011.

As part of an ongoing, focused effort to reduce its problem asset levels, the Company has completed loan sales to various investors in the first six months of 2012. Proceeds from these loan sales totaled $14.8 million, of which $8.1 million were classified as non-performing at year-end 2011. Included in these loan sales was a sale of notes with a total carrying value of $5.0 million to VantageSouth Holdings, LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Piedmont. These loans were sold at estimated fair value, and no gain or loss was recorded on the transaction. For more information regarding non-performing assets, see section below entitled “Non-performing Assets.”

Allowance for Loan Losses

The allowance for loan losses at June 30, 2012 totaled $2.1 million, which was an increase from $227,000 at December 31, 2011. The net increase is due to a $2.8 million provision for loan losses, which was partially offset by $886,000 in net charge-offs. The allowance for loan losses at June 30, 2012 consisted of $707,000 related to estimated losses inherent in loans originated subsequent to the Piedmont Investment (“New Loans”), $634,000 of estimated losses on purchased non-impaired loans, and $772,000 of impairment on purchased credit-impaired loans.

The following table summarizes the change in allowance for loan losses for new loans, purchased non-impaired loans and purchased credit-impaired loans in the six months ended June 30, 2012:

(dollars in thousands)	New Loans	Purchased Non-Impaired	Purchased Credit-Impaired	Total

Balance at December 31, 2011	$227	$–	$–	$227
Net charge-offs	–	(886)	–	(886)
Provision for loan losses	480	1,520	772	2,772

Balance at June 30, 2012	$707	$634	$772	$2,113

There were no impaired or past due new loans at June 30, 2012 or December 31, 2011. Although purchased non-impaired loans were adjusted to fair value at acquisition, the Company records charge-offs for losses in excess of fair value adjustments and provides reserves for deterioration in credit quality on these loans. All revolving loans were classified as purchased non-impaired at acquisition and a majority of the charge-offs and provision relate to acquired revolving home equity lines of credit.

Loans acquired with evidence of credit deterioration since origination are accounted for as purchased credit-impaired loans. Subsequent to acquisition of these loans, estimates of cash flows expected to be collected are updated each reporting period based on assumptions regarding default rates, loss severities, and other factors that reflect current market conditions. If the Company has probable decreases in cash flows expected to be collected (other than due to decreases in interest rates), the provision for loan losses is charged, resulting in an increase to the allowance for loan losses. If there are probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the loans.

Results of the Company’s second quarter of 2012 cash flow re-estimation are summarized as follows:

(dollars in thousands)	Impairment	Cash Flow Improvement	New Yield	Previous Yield

Loan pools with cash flow improvement	$–	$1,687	6.67%	5.96%
Loan pools with impairment	772	–	5.34%	5.34%

Total	$772	$1,687	6.49%	5.88%

The second quarter of 2012 cash flow re-estimation indicated net improved cash flows on purchased credit-impaired loans of $915,000. The $1.7 million of cash flow improvement on related loan pools will be recorded as additional interest income as a prospective yield adjustment over the remaining life of the loans. The $772,000 impairment was recorded to the provision for loan losses in the second quarter of 2012. The pool-level impairment and cash flow improvement were calculated as the difference between the pool-level recorded investment and the net present value of estimated cash flows at the time of the cash flow re-estimation.

For more information regarding the allowance for loan losses, see section below entitled “Analysis of Allowance for Loan Losses.”

Investment Securities

The amortized cost and fair value of the securities portfolio were $149.5 million and $151.4 million, respectively, at June 30, 2012 compared to $143.5 million for both at December 31, 2011. All marketable investment securities are accounted for as available for sale and are recorded at fair value with unrealized gains and losses charged to accumulated other comprehensive income. The investment securities portfolio at June 30, 2012 consisted of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), collateralized mortgage obligations (“CMO”), non-taxable and taxable municipal bonds, investment grade corporate bonds and the common stock of two publicly traded companies. All RMBSs and CMOs were issued by either a Government Sponsored Enterprise (“GSE”), such as Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) or the government-owned Government National Mortgage Association (“Ginnie Mae”). All CMOs were issued by a GSE. The Company’s two CMBSs were issued by non-GSE financial institutions and are Aaa rated by Moody’s.

At June 30, 2012 and December 31, 2011, the securities portfolio had $2.2 million and $525,000, respectively, of unrealized gains and $272,000 and $507,000, respectively, of unrealized losses. None of these securities had been in an unrealized loss position for more than twelve months at either date.

The following table summarizes the amortized costs and fair value of available for sale securities at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Residential mortgage-backed securities – GSE	$39,508	$40,012	$19,452	$19,364
Commercial mortgage-backed securities – private	6,849	6,825	–	–
Collateralized mortgage obligations – GSE	50,398	50,458	82,192	82,095
Municipals – non-taxable	15,527	15,940	13,281	13,514
Municipals – taxable	1,635	1,648	–	–
Corporate bonds	35,043	35,829	28,042	27,966
Marketable equity securities	546	718	519	565

Total securities available for sale	$149,506	$151,430	$143,486	$143,504

The Company also owned $2.9 million and $8.7 million of FHLB stock at June 30, 2012 and December 31, 2011, respectively. This stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

Non-Interest Earning Assets

Total non-interest earning assets increased from $109.3 million at December 31, 2011 to $113.8 million at June 30, 2012. Cash and due from banks, premises and equipment, bank owned life insurance, and other assets increased by $4.9 million, $0.3 million, $0.4 million, and $1.2 million, respectively. Foreclosed assets declined by $4.7 million as the Company has continued to focus on reducing problem assets through a variety of resolution strategies.

Net deferred tax assets increased by $482,000 during the first six months of 2012 to a balance of $30.7 million at June 30, 2012. Deferred tax assets represent, among other items, the tax impact of purchase accounting fair value adjustments as well as predecessor company net operating losses that are available to be carried forward and used to offset future taxable income.

The Company has evaluated its deferred tax assets to determine whether a valuation allowance is necessary. In conducting this evaluation, all available evidence, both positive and negative, was considered based on the more-likely-than-not criteria that such assets will be realized. This evaluation included, but was not limited to: (1) available carry back potential to offset federal tax; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with deferred tax assets; (3) potential tax planning strategies; and (4) future projected taxable income. Our assessment of future projected taxable income considered significant changes which occurred throughout the Company because of the recapitalization with the Piedmont Investment. These changes include improved capital levels, improved asset quality, significant management and organizational improvements, improved liquidity and improved risk management processes. These factors have significantly improved the Company’s earnings potential since the Piedmont Investment. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, the Company concluded that at June 30, 2012, a valuation allowance was not necessary.

Goodwill and other intangibles totaled $22.1 million and $2.1 million, respectively, and $20.0 million and $2.2 million, respectively, at June 30, 2012 and December 31, 2011. Goodwill represents the excess of purchase price in the Piedmont Investment over the fair value of acquired net assets, including non-controlling interests. As part of the valuation of net assets, the Company also identified and recorded the value of customer deposit relationships, or core deposit intangible, as an other intangible asset. The core deposit intangible is being amortized over its estimated useful life using an accelerated method. The Company is currently within the one-year measurement period with respect to the acquisition date, and thus, material adjustments to purchase accounting fair value adjustments are possible. In the first six months of 2012, goodwill increased by $2.1 million as a result of adjustments to refine the acquisition date estimate of market rent on two branch leases, adjustments to refine the valuation of certain other real estate owned, and adjustments to refine acquisition date cash flow estimates and the related valuation of certain loans.

Deposits

Total deposits at June 30, 2012 were $659.5 million compared to $674.4 million at December 31, 2011, reflecting a $14.9 million decline. Despite the 2% decrease in total deposits during the first six months of 2012, there were changes to the mix of deposits within the portfolio which served to reduce the Company’s reliance on non-core funding and improve its cost of funds. Non-core, wholesale time deposits decreased by $17.5 million from $112.0 million at December 31, 2011 to $94.5 million at June 30, 2012. Retail time deposits decreased by $13.9 million, or 7%. In contrast, money market deposits increased by $66.1 million, or 89%, growing from $74.4 million at December 31, 2011 to $140.5 million at June 30, 2012. Other interest-bearing, non-maturity deposits declined by a total of $30.2 million, and non-interest bearing demand deposits decreased by $13.6 million during the first six months of 2012.

The composition of the deposit portfolio, by category, at June 30, 2012 was as follows: 42% in time deposits, 19% in interest-bearing demand deposits, 12% in non-interest bearing demand deposits, 21% in money market and 6% in savings. The composition of the deposit portfolio, by category, at December 31, 2011 was as follows: 46% in time deposits, 22% in interest-bearing demand deposits, 14% in non-interest bearing demand deposits, 11% in money market and 7% in savings.

At June 30, 2012 and December 31, 2011, the Company had time deposits under $100,000 of $77.6 million and $83.7 million, respectively, and time deposits over $100,000 of $200.7 million and $226.1 million, respectively.

The following table summarizes balances outstanding and average interest rates for each major category of deposits at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Outstanding Balance	Average Rate(1)	Outstanding Balance	Average Rate(2)

Non-interest bearing	$77,650	–	$91,215	–

Interest bearing demand	121,992	0.49%	152,180	1.03%
Money market	140,540	0.90%	74,404	0.96%
Savings	41,008	0.18%	46,840	0.30%
Retail time deposits	183,856	0.83%	197,769	0.76%
Wholesale time deposits	94,462	1.18%	112,011	1.12%
Total interest bearing deposits	581,858	0.79%	583,204	0.88%

Total deposits	$659,508	0.70%	$674,419	0.77%

(1)	Average rate for the three months ended June 30, 2012.
(2)	Average rate for the period from November 19 to December 31, 2011.

Borrowings

Total borrowings were $12.3 million at June 30, 2012 compared to $12.2 million at December 31, 2011. Long-term debt at June 30, 2012 and December 31, 2011 consisted of $6.8 million in subordinated term loans issued to a non-affiliated financial institution as well as $5.5 million and $5.4 million, respectively, in junior subordinated debt issued in the form of trust preferred securities. There were no outstanding short-term borrowings, including FHLB advances, at June 30, 2012 or December 31, 2011.

Stockholders’ Equity

Total stockholders’ equity decreased by $495,000, from $143.1 million at December 31, 2011 to $142.6 million at June 30, 2012. This decrease was partially due to a $1.8 million decrease in retained earnings, which resulted from net income less dividends and accretion on preferred stock in the first six months of 2012, and was partially offset by a $1.2 million increase in accumulated comprehensive income from higher net unrealized gains on the available for sale securities portfolio.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

JUNE 30, 2012 (SUCCESSOR) AND JUNE 30, 2011 (PREDECESSOR)

The Company’s net loss for the three months ended June 30, 2012, before adjusting for the effective dividend on preferred stock, was $414,000 compared to a net loss of $3.4 million for the predecessor three months ended June 30, 2011. After adjusting for $373,000 and $437,000 in dividends and discount accretion on preferred stock for the two respective periods, net loss attributable to common stockholders for the current year second quarter was $787,000, or ($0.03) per diluted share compared with net loss attributable to common stockholders of $3.9 million, or $(0.40) per diluted share for the second quarter of the prior year. Annualized return on average assets was (0.20%) in the second quarter of 2012 compared to (1.47%) for the prior year period. Return on average equity for the second quarter of 2012 was (1.15%) compared to (19.21%) for the prior year period.

Net Interest Income

Net interest income in the second quarter of 2012 totaled $7.4 million compared to net interest income of $6.3 million in the predecessor second quarter of 2011. Net interest margin increased from 2.95% in the second quarter of 2011 to 4.24% in the second quarter of 2012. This significant margin improvement was primarily due to a decline in funding costs as the average rate on total interest-bearing liabilities fell from 2.24% in the second quarter of 2011 to 0.97% in the second quarter of 2012. Tax equivalent yield on earning assets increased from 4.97% in the second quarter of 2011 to 5.05% in the second quarter of 2012.

Average earning assets totaled $705.9 million in the second quarter of 2012, which was a decline from $897.9 million in the second quarter of 2011. The decline in average earning assets was due to balance sheet restructuring late in 2011, purchase accounting fair value adjustments, continued resolution of problem assets, and a change in the Company’s business model which has shifted the loan portfolio mix away from construction and speculative land loans toward commercial loans for operating businesses. This decline was comprised of a $133.0 million decrease in the average balance of loans outstanding, a $56.2 million decrease in the average balance of the securities portfolio and a $2.7 million decrease in the average balances of federal funds sold and other interest-earning cash.

Average interest-bearing liabilities totaled $587.7 million in the second quarter of 2012, which was a decline of $223.4 million, or 28%, from $811.1 million in the second quarter of 2011. Average total interest-bearing deposits decreased by $79.3 million, or 12%, from $653.4 million in the second quarter of 2011 to $574.1 million in the second quarter of 2012. Total average time deposits declined by $83.6 million, of which $62.0 million was related to the Company’s reduction its exposure to brokered deposits. Average total borrowings decreased by $144.1 million, or 91%, from $157.7 million in the second quarter of 2011 to $13.7 million in the second quarter of 2012. The significant reduction in average borrowings was primarily due to the early redemption of all outstanding FHLB advances following the Piedmont Investment.

The following table summarizes information relating to average balances of the Company’s assets and liabilities as well as the average yield on interest-earning assets, the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively), and the net interest margin for the three months ended June 30, 2012 and 2011.

	Successor Company			Predecessor Company
	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Loans[1]	$510,749	$7,849	6.18%	$643,774	$9,022	5.62%
Investment securities[2,3]	148,280	931	2.70	204,459	1,825	4.07
Federal funds and other interest-earning	46,896	26	0.22	49,642	28	0.23
Total interest-earning assets[2]	705,925	8,806	5.05%	897,875	10,875	4.97%
Non-interest-earning assets	114,153			53,582
Total assets	$812,771			$951,457

Liabilities and Equity
Interest-bearing NOW	$119,234	144	0.49%	$151,948	$686	1.81%
Money market and savings	169,392	306	0.73	132,430	268	0.81
Time deposits	285,436	675	0.95	368,987	2,177	2.37
Total interest-bearing deposits	574,062	1,125	0.79	653,365	3,131	1.92
Short-term borrowings	1,389	1	0.17	5,000	21	1.66
Long-term debt	12,269	287	9.41	152,748	1,377	3.57
Total interest-bearing liabilities	587,720	1,413	0.97%	811,113	4,529	2.24%
Noninterest-bearing deposits	75,363			63,025
Other liabilities	4,729			4,551
Total liabilities	667,812			878,689
Stockholders’ equity	144,959			72,768
Total liabilities and stockholders’ equity	$812,771			$951,457

Net interest income		$7,393			$6,346
Interest rate spread[4]			4.08%			2.73%
Tax equivalent net interest margin[5]			4.24%			2.95%

Percentage of average interest-earning assets to average interest-bearing liabilities			120.11%			110.70%

[1]	Loans include mortgage loans held for sale in addition to non-accrual loans.
[2]	The tax equivalent adjustment to investment securities and total interest-earning assets is computed using a tax rate of 34% and is applied to interest income from tax exempt municipal bonds.
[3]	Investment securities include FHLB stock.
[4]	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
[5]	Net interest margin represents net interest income divided by average interest-earning assets.

Provision for Loan Losses

Provision for loan losses in the second quarter of 2012 totaled $2.0 million compared to provision of $3.0 million in the predecessor second quarter of 2011. The Company’s loan portfolio was adjusted to estimated fair value at the Piedmont Investment date, and the allowance for loan losses was eliminated. Therefore, the current quarter provision cannot be meaningfully compared to the prior year quarter due to the application of purchase accounting on the acquired portfolio. In the second quarter of 2012, the Company recorded loan loss provisions of $341,000 on new loans, $855,000 on purchased non-impaired loans, and $772,000 on purchased credit-impaired loans.

The following table summarizes the change in allowance for loan losses for new loans, purchased non-impaired loans and purchased credit-impaired loans in the three months ended June 30, 2012:

(Dollars in thousands)	New Loans	Purchased Non-Impaired	Purchased Credit-Impaired	Total

Balance at March 31, 2012	$366	$371	$–	$737
Net charge-offs	–	(592)	–	(592)
Provision for loan losses	341	855	772	1,968

Balance at June 30, 2012	$707	$634	$772	$2,113

For more information on the calculation of the ending allowance for loan losses, see the “Allowance for Loan Losses” discussion in the “Comparison of Financial Condition” section above.

Non-Interest Income

Non-interest income in the second quarter of 2012 totaled $1.7 million compared to $1.1 million in the predecessor second quarter of 2011. The primary reason for this increase is due to growth in the Company’s mortgage lending business. Total mortgage banking income increased from $259,000 in the second quarter of 2011 to $689,000 in the second quarter of 2012. The Company restructured its mortgage lending business following Piedmont’s investment, hired additional experienced mortgage lenders and continues to benefit from the improving housing market in the Raleigh, North Carolina area as well as the currently low interest rate environment that has spurred refinancings.

Additionally, a $179,000 impairment of a non-marketable equity security in the second quarter of 2011 reduced non-interest income in the prior year period. The Company incurred no securities impairment charges in the second quarter of 2012. Other non-interest income increased by $241,000 primarily due to a benefit of $144,000 from fair value adjustments on the Company’s interest rate swaps, which have been marked to fair value through earnings since Piedmont’s investment. The Company realized a gain on sale of securities available for sale of $189,000 in the second quarter of 2011 compared to a loss on sale of securities of $27,000 in the second quarter of 2012, which served to partially offset the improvement in non-interest income.

Non-Interest Expense

Non-interest expense in the second quarter of 2012 totaled $7.9 million compared with $7.8 million in the predecessor second quarter of 2011. Salaries and employee benefits increased by $877,000 due to additions of commercial and mortgage bankers following Piedmont’s investment. Other non-interest expense and professional services increased by a combined $379,000, which was primarily due to higher consulting and contract employee expenses. Also contributing to higher non-interest expense was a $141,000 increase in occupancy and equipment expense.

Partially offsetting the increase in non-interest expense was a reduction of $203,000 in federal deposit insurance premium expense primarily due to a lower assessed premium rate and a de-leveraged balance sheet that reduced the assessment base. The Company also reduced foreclosed asset losses by $1.1 million due to a significant reduction in the level of other real estate and foreclosed assets.

Income Taxes

The Company’s income tax benefit in the second quarter of 2012 totaled $340,000, which represented a 45% effective tax rate on pre-tax losses. This effective tax rate was determined by the Company’s statutory income tax rate adjusted primarily for non-taxable municipal investment income and earnings on bank owned life insurance. The Company did not record any tax benefit associated with the pre-tax loss in the predecessor second quarter of 2011. The valuation allowance on deferred tax assets was increased in the prior year period to reflect a full reserve on the tax benefit generated by losses in that quarter.

Because of the improvement in the Company’s earnings prospects following Piedmont’s investment and based on an analysis of positive and negative evidence related to its deferred tax assets, the Company determined that there was sufficient positive evidence to indicate that it would likely realize the full value of its deferred tax assets over time and therefore established no valuation allowance on its deferred tax assets at June 30, 2012.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED

JUNE 30, 2012 (SUCCESSOR) AND JUNE 30, 2011 (PREDECESSOR)

The Company’s net income for the six months ended June 30, 2012, before adjusting for the effective dividend on preferred stock, was $294,000 compared to a net loss of $10.5 million for the predecessor six months ended June 30, 2011. After adjusting for $757,000 and $865,000 in dividends and discount accretion on preferred stock for the two respective periods, net loss attributable to common stockholders for the first six months of 2012 was $463,000, or ($0.02) per diluted share compared with net loss attributable to common stockholders of $11.4 million, or $(1.18) per diluted share for the first six months of the prior year. Annualized return on average assets was 0.07% in the first six months of 2012 compared to (2.21%) for the prior year period. Return on average equity for the first six months of 2012 was 0.41% compared to (28.02%) for the prior year period.

Net Interest Income

On a year-to-date basis, net interest income in the first six months of 2012 totaled $15.3 million compared to net interest income of $12.4 million in the predecessor first six months of 2011. Net interest margin increased from 2.88% in the first six months of 2011 to 4.36% in the first six months of 2012. This significant margin improvement was primarily due to a decline in funding costs as the average rate on total interest-bearing liabilities fell from 2.29% in the first six months of 2011 to 0.96% in the first six months of 2012. Tax equivalent yield on earning assets increased from 4.95% in the first six months of 2011 to 5.15% in the first six months of 2012.

Average earning assets totaled $712.2 million in the first six months of 2012, which was a decline from $902.8 million in the first six months of 2011. The decline in average earning assets was due to balance sheet restructuring late in 2011, purchase accounting fair value adjustments, continued resolution of problem assets, and a change in the Company’s business model which has shifted the loan portfolio mix away from construction and speculative land loans toward commercial loans for operating businesses. This decline was comprised of a $128.5 million decrease in the average balance of loans outstanding, a $46.8 million decrease in the average balance of the securities portfolio and a $15.2 million decrease in the average balances of federal funds sold and other interest-earning cash.

Average interest-bearing liabilities totaled $589.3 million in the first six months of 2012, which was a decline of $227.4 million, or 28%, from $816.7 million in the first six months of 2011. Average total interest-bearing deposits decreased by $84.0 million, or 13%, from $658.6 million in the first six months of 2011 to $574.5 million in the first six months of 2012. Total average time deposits declined by $81.7 million, of which $65.2 million was related to the Company’s reduction its exposure to brokered deposits. Average total borrowings decreased by $143.4 million, or 91%, from $158.2 million in the first six months of 2011 to $14.8 million in the first six months of 2012. The significant reduction in average borrowings was primarily due to the early redemption of all outstanding FHLB advances following the Piedmont Investment.

Year-to-date accretion of the discount on purchased non-impaired loans added $371,000 to net interest income in the first six months of 2012 and increased earning asset yields by 0.11%. Additionally, the Company recorded $765,000 of income in the first six months of 2012 related to recovery payments in excess of carrying value on certain purchased credit-impaired loans not grouped in pools. These loan recoveries benefited earning asset yields by 0.22%. Net amortization of purchase accounting fair value adjustments on interest-bearing liabilities increased net interest income by $1.7 million in the first six months of 2012 and lowered the cost of interest-bearing liabilities by 0.56%. The remaining decline in the cost of interest-bearing liabilities not attributable to amortization of fair value adjustments was due to the repricing and change in mix of deposits to favor low-cost, core deposits.

The following table summarizes information relating to average balances of the Company’s assets and liabilities as well as the average yield on interest-earning assets, the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively), and the net interest margin for the six months ended June 30, 2012 and 2011.

	Successor Company			Predecessor Company
	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Loans[1]	$527,383	$16,184	6.17%	$655,896	$18,100	5.56%
Investment securities[2,3]	150,531	1,894	2.71	197,362	3,488	4.07
Federal funds and other interest-earning	34,328	38	0.22	49,549	57	0.23
Total interest-earning assets[2]	712,242	18,116	5.15%	902,807	21,645	4.95%
Non-interest-earning assets	104,182			54,939
Total assets	$816,424			$957,746

Liabilities and Equity
Interest-bearing NOW	$130,835	381	0.59%	$151,193	$1,445	1.93%
Money market and savings	151,012	512	0.68	132,963	584	0.89
Time deposits	292,667	1,356	0.93	374,402	4,451	2.40
Total interest-bearing deposits	574,514	2,249	0.79	658,558	6,480	1.98
Short-term borrowings	2,511	3	0.17	4,320	36	1.70
Long-term debt	12,263	563	9.25	153,853	2,747	3.55
Total interest-bearing liabilities	589,288	2,815	0.96%	816,731	9,263	2.29%
Noninterest-bearing deposits	77,643			61,066
Other liabilities	4,713			4,449
Total liabilities	671,644			882,246
Stockholders’ equity	144,780			75,500
Total liabilities and stockholders’ equity	$816,424			$957,746

Net interest income		$15,301			$12,382
Interest rate spread[4]			4.19%			2.66%
Tax equivalent net interest margin[5]			4.36%			2.88%

Percentage of average interest-earning assets to average interest-bearing liabilities			120.86%			110.54%

[1]	Loans include mortgage loans held for sale in addition to non-accrual loans.
[2]	The tax equivalent adjustment to investment securities and total interest-earning assets is computed using a tax rate of 34% and is applied to interest income from tax exempt municipal bonds.
[3]	Investment securities include FHLB stock.
[4]	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
[5]	Net interest margin represents net interest income divided by average interest-earning assets.

Provision for Loan Losses

Provision for loan losses in the first six months of 2012 totaled $2.8 million compared to provision of $10.1 million in the predecessor first six months of 2011. The Company’s loan portfolio was adjusted to estimated fair value at the Piedmont Investment date, and the allowance for loan losses was eliminated. Therefore, the current year-to-date period provision cannot be meaningfully compared to the prior year period due to the application of purchase accounting on the acquired portfolio. In the first six months of 2012, the Company recorded loan loss provisions of $480,000 on new loans, $1.5 million on purchased non-impaired loans, and $772,000 on purchased credit-impaired loans.

The following table summarizes the change in allowance for loan losses for new loans, purchased non-impaired loans and purchased credit-impaired loans in the six months ended June 30, 2012:

(dollars in thousands)	New Loans	Purchased Non-Impaired	Purchased Credit-Impaired	Total

Balance at December 31, 2011	$227	$–	$–	$227
Net charge-offs	–	(886)	–	(886)
Provision for loan losses	480	1,520	772	2,772

Balance at June 30, 2012	$707	$634	$772	$2,113

For more information on the calculation of the ending allowance for loan losses, see the “Allowance for Loan Losses” discussion in the “Comparison of Financial Condition” section above.

Non-Interest Income

On a year-to-date basis, non-interest income in the first six months of 2012 totaled $3.3 million compared to $2.1 million in the predecessor first six months of 2011. The primary reason for this increase is the growth in the Company’s mortgage lending business. Total mortgage banking income increased from $425,000 in the first six months of 2011 to $1.3 million in the first six months of 2012. The Company restructured its mortgage lending business following Piedmont’s investment, hired additional experienced mortgage lenders and continues to benefit from the improving housing market in the Raleigh, North Carolina area as well as the currently low interest rate environment. Other non-interest income increased by $276,000 primarily due to a benefit of $200,000 from fair value adjustments on the Company’s interest rate swaps.

Non-Interest Expense

On a year-to-date basis, non-interest expense in the first six months of 2012 totaled $15.6 million compared with $14.9 million in the predecessor first six months of 2011. Salaries and employee benefits increased by $1.4 million partially due to a contract termination payment to a former executive and due to additions of commercial and mortgage bankers following Piedmont’s investment. Other non-interest expense and professional services increased by a combined $338,000, which was primarily due to higher contract employee expenses. Also contributing to higher non-interest expense was a $100,000 increase in occupancy and equipment expense and a $152,000 increase in data processing expense.

Partially offsetting the increase in year-to-date non-interest expense was a reduction of $307,000 in federal deposit insurance premium expense primarily due to a lower assessed premium rate and a de-leveraged balance sheet that reduced the assessment base. The Company also reduced foreclosed asset losses by $1.1 million due to a significant reduction in the level of other real estate and foreclosed assets.

Income Taxes

The Company’s income tax expense in the first six months of 2012 totaled $14,000. Tax expense was determined based on the Company’s statutory income tax rate adjusted primarily for non-taxable municipal investment income and earnings on bank owned life insurance. The Company did not record any tax benefit associated with the pre-tax loss in the predecessor first six months of 2011. The valuation allowance on deferred tax assets was increased in the prior year period to reflect a full reserve on the tax benefit generated by losses in that period.

NON-PERFORMING ASSETS

Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. Loans are generally classified as non-accrual if they are past due for a period of more than 90 days, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or as partially charged off, the loan is generally classified as non-accrual. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower in accordance with the contractual terms.

While a loan is classified as non-accrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a non-accrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

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

The Company’s policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely. If a borrower was materially delinquent on payments prior to the restructuring but shows the capacity to meet the restructured loan terms, the loan will likely continue as non-accrual going forward until demonstrated performance under new terms. Lastly, if the borrower does not perform under the restructured terms, the loan is placed on non-accrual status. The Company closely monitors these loans and ceases accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.

Non-performing assets consist of non-accrual loans, accruing loans past due 90 days or more, and foreclosed assets. Loans classified as purchased credit-impaired are included in an acquired loan pool and accrete interest based on a pool yield. Therefore, applicable purchased credit-impaired loans are excluded from non-accrual loans and are classified as accruing loans past due 90 days.

The table below summarizes information about the Company’s non-performing loans and non-performing assets as well as certain key credit quality ratios at June 30, 2012 and December 31, 2011:

(dollars in thousands)	June 30, 2012	December 31, 2011

Non-accrual loans	$662	$–
Accruing loans past due 90 days or more	14,100	22,888
Foreclosed assets	4,743	9,422

Total non-performing assets	$19,505	$32,310

Restructured loans not included above	$–	$–
Allowance for loan losses	$2,113	$227

Allowance for loan losses to total loans	0.42%	0.04%
Non-performing loans to total loans	2.90%	4.14%
Non-performing assets to total assets	2.38%	3.87%

The following table below summarizes information about the Company’s non-performing loans by type at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Carrying Value	Percentage of Total Loans in Category	Carrying Value	Percentage of Total Loans in Category

Construction and development	$5,405	9.17%	$10,710	12.76%
Commercial real estate	5,110	1.77%	6,101	1.97%
Residential real estate	2,982	4.67%	4,148	6.19%
Commercial	657	1.40%	798	2.02%
Home equity loans and lines of credit	507	1.10%	1,128	2.30%
Consumer	101	2.56%	3	0.09%

Total non-performing loans	$14,762	2.90%	$22,888	4.14%

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

Because of the Piedmont Investment, the Company’s assets and liabilities were adjusted to fair value at acquisition, and the allowance for loan losses was eliminated. The Company’s methodology for evaluating the allowance for loan losses applies to all loans originated subsequent to the Piedmont Investment, or new loans, and acquired loans not identified as purchased credit-impaired. The allowance for loan losses of $2.1 million at June 30, 2012 reflected $707,000 of losses incurred on new loans and $634,000 of losses incurred on purchased non-impaired loans. For purchased credit-impaired loans, estimates of cash flows expected to be collected are updated each reporting period, and probable pool-level decreases in cash flows are charged to the provision for loan losses. Total impairment of $772,000 was recorded to the allowance for loan losses on purchased credit-impaired loans at June 30, 2012.

The Company uses an internal grading system to assign the degree of inherent risk on each loan in the portfolio. The risk grade is initially assigned by the lending officer and reviewed by the loan administration function. The internal risk grading system is reviewed and tested periodically by an independent third party credit review firm. The allowance for loan losses model uses the Company’s internal loan grading system to segment each category of loans by risk grade. The Company’s internal grading system is comprised of four different risk classifications. Generally, loans with a risk grade of Pass demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan. These loans are evaluated collectively for impairment. Loans with a risk grade of Special Mention, Substandard or Doubtful are generally considered impaired and are individually evaluated for impairment. Certain Special Mention loans which continue to accrue interest and have not been restructured are not considered impaired.

The loss rates applied to non-impaired loans are determined based on historical charge-off rates and certain qualitative factors. For each loan type, the average historical charge-off rate is calculated over a two year period. Additionally, qualitative factors are added which reflect current economic conditions and trends. Together, these two components comprise the loss rates for loans evaluated collectively for impairment.

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

The following table summarizes the allocation of the allowance for loan losses among various categories of loans at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amount	% of Total Allowance	Amount	% of Total Allowance

Commercial real estate	$626	29.63%	$126	55.95%
Residential real estate	224	10.60	39	12.27
Construction and development	318	15.05	21	15.35
Commercial	378	17.89	30	7.18
Home equity loans and lines of credit	565	26.74	8	9.13
Consumer	2	0.09	3	0.12

Total allowance for loan losses	$2,113	100.00%	$227	100.00%

The following table summarizes information regarding changes in the allowance for loan losses for the six months ended June 30, 2012 and 2011:

	Successor Company	Predecessor Company
(dollars in thousands)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Allowance for loan losses, beginning of period	$227	$20,702
Charge-offs:
Home equity loans and lines of credit	714	354
Commercial	105	778
Construction and development	46	6,431
Consumer	21	22
Residential real estate	-	652
Commercial real estate	–	671
Total charge-offs	886	8,908
Recoveries:
Construction and development	–	348
Commercial	–	62
Residential real estate	–	39
Home equity loans and lines of credit	–	16
Consumer	–	1
Commercial real estate	–	–
Total recoveries	–	466
Net charge-offs	886	8,442
Provision for loan losses	2,772	10,059
Allowance for loan losses, end of period	$2,113	$22,319

Net charge-offs to average loans	0.34%	2.60%

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

At June 30, 2012, liquid assets (which include cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) totaled $207.0 million, which represented 25% of total assets and 31% of total deposits. Supplementing this on-balance sheet liquidity, the Company has available off-balance sheet liquidity in the form of lines of credit from various correspondent banks which totaled $302.7 million at June 30, 2012. At June 30, 2012, outstanding commitments for undisbursed lines of credit and letters of credit totaled $107.9 million and outstanding capital commitments to a private investment fund were $175,000. Management believes that the aggregate liquidity position of the Company is sufficient to meet deposit maturities and withdrawals, borrowing commitments and loan funding requirements. Core deposits (total deposits less brokered deposits), one of our most stable sources of liquidity, together with common equity capital funded $683.1 million, or 83%, of total assets at June 30, 2012 compared with $681.0 million, or 82%, of total assets at December 31, 2011.

Total stockholders’ equity decreased by $495,000, from $143.1 million at December 31, 2011 to $142.6 million at June 30, 2012. This decrease was partially due to a $1.8 million decrease in retained earnings, which resulted from net income less dividends and accretion on preferred stock in the first six months of 2012, and was partially offset by a $1.2 million increase in accumulated comprehensive income from higher net unrealized gains on the available for sale securities portfolio.

At June 30, 2012, the Company had a leverage ratio of 12.36%, a Tier 1 capital ratio of 14.59%, and a total risk-based capital ratio of 15.98%. These ratios exceed all federal regulatory capital requirements. The Company’s tangible equity to tangible assets ratio increased slightly from 14.87% at December 31, 2011 to 14.88% at June 30, 2012, and its tangible common equity to tangible assets ratio decreased slightly from 11.86% at December 31, 2011 to 11.79% at June 30, 2012. At June 30, 2012, the Bank had a leverage ratio of 12.11% and a total risk-based capital ratio of 15.61%, both of which exceeded the minimum requirements to be well capitalized under prompt corrective action provisions.

On April 12, 2012, the Company received approval from the Federal Reserve Bank to resume payment of preferred dividends on its TARP Preferred Stock and interest payments due on its subordinated debentures issued in connection with trust preferred securities. The Company deferred dividend payments on its TARP Preferred Stock beginning with the payment due February 15, 2011. The Company paid all deferred cumulative preferred dividends of $1.6 million plus current dividends on the quarterly payment date of May 15, 2012. The Company deferred interest payments on its trust preferred securities beginning with the payment due April 7, 2011 but continued to accrue interest expense in its consolidated financial statements. The Company paid all accrued deferred interest of $371,000 plus current interest on the quarterly payment date of July 7, 2012.

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain “forward-looking statements” that represent management’s judgments concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially from those projected in the forward-looking statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipate,” “should,” “would,” “project,” “future,” “strategy,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “intend,” “seeks,” or other similar words and expressions of the future. Risks and other factors that could influence the estimates include risks associated with the ownership by Piedmont of a majority of the Company’s voting power, including interests of Piedmont differing from other stockholders or any change in management, strategic direction, business plan, or operations, the Company’s new management’s ability to successfully integrate into the Company’s business and execute its business plan, local economic conditions affecting retail and commercial real estate, disruptions in the credit markets, particularly in light of continued economic uncertainty in the European Union, continued political unrest and instability in the Middle East; changes in interest rates, adverse developments in the real estate market affecting the value and marketability of collateral securing loans made by the Bank, the failure of assumptions underlying loan loss and other reserves, competition and the risk of new and changing regulation, including, but not limited to recent proposals that would change capital standards and asset risk-weighting for financial institutions. Additional factors that could cause actual results to differ materially are discussed in the Company’s filings with the Securities and Exchange Commission, including without limitation its Annual Report on Form 10-K. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and the Company does not assume any obligation to update such forward-looking statements, except as may otherwise be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differences in the maturity or timing of coupon adjustments of bank assets, liabilities and off-balance sheet instruments (re-pricing or maturity mismatch risk), the risk of changes in the slope of the yield curve (yield curve risk), and the risk from imperfect correlations in the adjustment of rates earned and paid on different instruments with otherwise similar re-pricing characteristics (basis risk). These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for measuring, monitoring and mitigating the risk characteristics of the Company’s interest earning assets and liabilities. The Company’s market risk profile has not changed significantly since December 31, 2011.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1a. Risk Factors

There have been no significant changes to the Company’s risk factors as disclosed in its Form 10-K as of December 31, 2011.

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

CRESCENT FINANCIAL BANCSHARES, INC.

Date: August 14, 2012	By:	/s/ Scott M. Custer
Scott M. Custer
President and Chief Executive Officer

Date: August 14, 2012	By:	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer

- 52 -