Form 10-Q
period 2012-09-30
Crescent Financial Bancshares, Inc.
filed 2012-11-13
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Common Stock, $0.001 par value, 28,379,445 shares outstanding as of November13, 2012.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
TABLE OF CONTENTS

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets - September 30, 2012 and December 31, 2011	3

	Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2012 (Successor) and September 30, 2011 (Predecessor)	4

	Consolidated Statements of Comprehensive Income (Loss) - Three and Nine Months Ended September 30, 2012 (Successor) and September 30, 2011 (Predecessor)	5

	Consolidated Statement of Changes in Stockholders’ Equity - Nine Months Ended September 30, 2012 (Successor)	6

	Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2012 (Successor) and September 30, 2011 (Predecessor)	7

	Condensed Notes to Consolidated Financial Statements	8

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	50

Item 4 -	Controls and Procedures	50

Part II.	Other Information

Item 1 -	Legal Proceedings	51

Item 1a -	Risk Factors	51

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3 -	Defaults Upon Senior Debt	51

Item 4 -	Mine Safety Disclosures	51

Item 5 -	Other Information	51

Item 6 -	Exhibits	52

Part I. Financial Information
Item 1 - Financial Statements

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2012	December 31, 2011*
	(thousands, except share data)
Assets

Cash and due from banks	$9,249	$8,844
Interest-earning deposits with banks	1,702	1,773
Federal funds sold	3,935	14,745
Investment securities available for sale, at fair value	132,953	143,504
Mortgage loans held for sale	7,023	3,841

Loans	540,946	551,392
Allowance for loan losses	(2,264)	(227)
Net loans	538,682	551,165

Federal Home Loan Bank stock, at cost	1,255	8,669
Premises and equipment, net	10,684	10,286
Bank owned life insurance	19,800	19,261
Foreclosed assets	3,828	9,017
Deferred tax asset, net	30,913	31,517
Goodwill	23,110	23,110
Other intangible assets, net	2,036	2,230
Accrued interest receivable and other assets	8,594	8,345
Total assets	$793,764	$836,307

Liabilities

Deposits:
Demand	$86,454	$91,215
Savings	38,780	46,840
Money market and NOW	247,772	226,584
Time	260,893	309,779
Total deposits	633,899	674,418

Long-term debt	12,326	12,216
Accrued interest payable and other liabilities	4,696	6,615
Total liabilities	650,921	693,249

Stockholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized, 24,900 shares issued and outstanding at both September 30, 2012 and December 31, 2011	24,601	24,442
Common stock, $0.001 par value, 75,000,000 shares authorized; 28,379,445 and 28,412,059 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	28	28
Common stock warrants	1,325	1,325
Additional paid-in capital	117,459	117,434
Accumulated deficit	(2,292)	(182)
Accumulated other comprehensive income	1,722	11
Total stockholders' equity	142,843	143,058

Total liabilities and stockholders' equity	$793,764	$836,307

*     Derived from audited consolidated financial statements.

See accompanying Notes to Consolidated Financial Statements

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Nine Months Ended September 30, 2012 (Successor) and September 30, 2011 (Predecessor)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
	(thousands, except share and per share data)
Interest income
Loans	$7,953	$9,030	$24,137	$27,130
Investment securities available for sale	893	1,836	2,787	5,325
Federal funds sold and interest-earning deposits	10	18	48	75

Total interest income	8,856	10,884	26,972	32,530

Interest expense
Deposits	992	2,719	3,242	9,199
Short-term borrowings	—	21	2	58
Long-term debt	250	1,387	814	4,135

Total interest expense	1,242	4,127	4,058	13,392

Net interest income	7,614	6,757	22,914	19,138

Provision for loan losses	958	4,452	3,730	14,511

Net interest income after provision for loan losses	6,656	2,305	19,184	4,627

Non-interest income
Mortgage banking income	1,066	475	2,411	900
Service charges and fees on deposit accounts	425	470	1,315	1,374
Earnings on bank owned life insurance	215	215	622	644
Gain (loss) on sale of available for sale securities	483	9	648	299
Other	133	275	658	345

Total non-interest income	2,322	1,444	5,654	3,562

Non-interest expense
Salaries and employee benefits	4,263	3,140	12,099	9,624
Occupancy and equipment	1,159	968	3,251	2,959
Data processing	546	447	1,568	1,317
FDIC deposit insurance premium	159	292	678	1,117
Professional services	1,405	646	3,193	2,042
Net loss on foreclosed assets	191	291	196	1,643
Other loan related expense	411	378	1,272	1,165
Other	704	591	2,135	1,817

Total non-interest expense	8,838	6,753	24,392	21,684

Income (loss) before income taxes	140	(3,004)	446	(13,495)

Income taxes	94	—	109	—

Net income (loss)	46	(3,004)	337	(13,495)

Effective dividend on preferred stock	367	442	1,124	1,306

Net loss attributable to common shareholders	$(321)	$(3,446)	$(787)	$(14,801)

Net loss per common share
Basic	$(0.01)	$(0.36)	$(0.03)	$(1.54)
Diluted	$(0.01)	$(0.36)	$(0.03)	$(1.54)

Weighted average common shares outstanding
Basic	28,361,357	9,587,324	28,361,159	9,585,056
Diluted	28,361,357	9,587,324	28,361,159	9,585,056
See accompanying Notes to Consolidated Financial Statements

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three and Nine Months Ended September 30, 2012 (Successor) and September 30, 2011 (Predecessor)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
	(thousands)

Net income (loss)	$46	$(3,004)	$337	$(13,495)

Other comprehensive income (loss)

Securities available for sale:
Unrealized holding gains on available for sale securities	1,806	768	3,878	2,333
Tax effect	(696)	(296)	(1,495)	(899)
Reclassification of gains on sale of securities recognized in earnings	(483)	(10)	(648)	(299)
Tax effect	186	4	250	115
Net of tax amount	813	466	1,985	1,250

Cash flow hedging:
Unrealized gains (losses) on cash flow hedges	(445)	112	(445)	186
Tax effect	171	(43)	171	(72)
Net of tax amount	(274)	69	(274)	114

Other comprehensive income	539	535	1,711	1,364

Total comprehensive income (loss)	$585	$(2,469)	$2,048	$(12,131)

See accompanying Notes to Consolidated Financial Statements

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
Nine Months Ended September 30, 2012 (Successor)

					Common	Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Warrant	Capital	Deficit	Income	Equity
	(thousands, except share data)
Balance at December 31, 2011	24,900	$24,442	28,412,059	$28	$1,325	$117,434	$(182)	$11	$143,058
Net income	—	—	—	—	—	—	337	—	337
Other comprehensive income	—	—	—	—	—	—	—	1,711	1,711
Stock based compensation expense	—	—	—	—	—	25	—	—	25
Restricted stock, forfeited	—	—	(33,501)	—	—	—	—	—	—
Stock options exercised	—	—	887	—	—	—	—	—	—
Accretion of discount on preferred stock	—	159	—	—	—	—	(159)	—	—
Preferred stock dividends	—	—	—	—	—	—	(2,288)	—	(2,288)
Balance September 30, 2012	24,900	$24,601	28,379,445	$28	$1,325	$117,459	$(2,292)	$1,722	$142,843

See accompanying Notes to Consolidated Financial Statements

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2012 (Successor) and September 30, 2011 (Predecessor)

	Successor Company	Predecessor Company
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES	(thousands)

Net income (loss)	$337	$(13,495)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	731	740
Stock based compensation	25	98
Provision for loan losses	3,730	14,511
Accretion of purchased loans	(13,723)	—
Amortization of core deposit intangible	194	100
Amortization of premium on time deposits	(2,438)	—
Accretion of discount on long-term debt	110	—
Gain on mortgage loan commitments	(602)	(187)
Net gain on sales of mortgage loans	(1,687)	(499)
Originations of mortgage loans held for sale	(85,764)	(37,992)
Proceeds from sales of mortgage loans	84,269	40,810
Net increase in cash surrender value of bank owned life insurance	(539)	(585)
Deferred income taxes	109	—
Gain on sale of available for sale securities	(648)	(299)
Net amortization of premiums on available for sale securities	373	1,582
Net loss on disposal of and wrtiedowns to foreclosed assets	196	1,636
Loss on disposal of premises and equipment	—	1
Gains from change in fair value of interest rate swaps	(178)	—
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,354)	711
(Increase) decrease in other assets	683	4,496
Increase (decrease) in accrued interest payable	(350)	3
Increase (decrease) in other liabilities	(1,391)	523

Net cash provided by (used in) operating activities	(17,917)	12,154

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of investment securities available for sale	(47,689)	(83,826)
Principal repayments of investment securities available for sale	11,454	28,041
Proceeds from sales of securities available for sale	50,291	21,520
Proceeds from disposal of foreclosed assets	7,005	5,080
Redemption of Federal Home Loan Bank stock	7,414	1,365
Loan originations and principal collections, net	5,655	32,024
Proceeds from sales of loans	14,809	11,404
Purchases of premises and equipment	(1,129)	(142)

Net cash provided by investing activities	47,810	15,466

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits:
Demand	(4,761)	8,695
Savings	(8,060)	(14,642)
Money market and NOW	21,188	6,119
Time deposits	(46,448)	(38,381)
Net decrease in short-term borrowings	—	(2,000)
Net decrease in long-term debt	—	(5,000)
Dividends paid on preferred stock	(2,288)	—

Net cash used in financing activities	(40,369)	(45,209)

Net change in cash and cash equivalents	(10,476)	(17,589)
Cash and cash equivalents, beginning of period	25,362	49,106

Cash and cash equivalents, end of period	$14,886	$31,517

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
Interest	$6,409	$13,389
Income taxes	—	—

Noncash investing activities:
Transfers of loans to foreclosed assets	$2,012	$4,834
See accompanying Notes to Consolidated Financial Statements

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all significant intercompany transactions have been eliminated in consolidation. Results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2012. The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements contained in the Company’s 2011 Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts for prior periods have been reclassified to conform with statement presentations for 2012. The reclassifications have no effect on shareholders’ equity or net income as previously reported. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. During 2012, adjustments were made based on additional information regarding the acquisition date fair values. These adjustments were made retroactive to the fourth quarter of 2011. A description of the accounting policies followed by the Company are as set forth in Note B of the Notes to Consolidated Financial Statements in the Company’s 2011 Form 10-K.

Note B – Mergers and Acquisitions

ECB Bancorp, Inc. Merger Agreement

On September 25, 2012, the Company and ECB Bancorp, Inc. ("ECB") entered into an Agreement and Plan of Merger (the “ECB Merger Agreement”). Pursuant to the ECB Merger Agreement, ECB will merge with and into the Company so that the Company is the surviving bank holding corporation in the merger (the “Merger”). Immediately following the Merger, The East Carolina Bank, a North Carolina banking corporation and a wholly-owned subsidiary of ECB, will be merged with and into Crescent State Bank, a North Carolina banking corporation and a wholly-owned subsidiary of the Company. At the effective time of the Merger, each share of ECB's outstanding common stock, par value $3.50 per share, will be converted into the right to receive 3.55 shares of the Company's common stock, par value $0.001 per share. The completion of the merger is subject to all required regulatory and stockholder approvals.

ECB is a bank holding company, headquartered in Engelhard, North Carolina, whose wholly-owned subsidiary, The East Carolina Bank, is a state-chartered, community bank. The Bank has 25 branch offices in eastern North Carolina stretching from the Virginia to South Carolina state lines east of Interstate 95.

VantageSouth Bank Merger Agreement

On July 27, 2012, the Company filed an application with the Bank’s regulators to merge VantageSouth Bank, which is 100% owned by Piedmont Community Bank Holdings, Inc. (“Piedmont”), into CSB. Additional information relating to Piedmont’s ownership interest in the Company is found in the “Piedmont Investment” section of this Note B. On August 10, 2012, an Agreement and Plan of Merger (“Merger Agreement”) was entered into by the Company, CSB, and VantageSouth Bank to merge VantageSouth Bank into CSB in a share exchange based on the Company’s volume weighted average stock price. Pursuant to terms of the Merger Agreement, outstanding VantageSouth Bank shares will be converted into the Company’s shares equal to the exchange ratio. The exchange ratio will be 4.8204 if the Company’s volume weighted average stock price is at or above $5.25. If the Company’s volume weighted average stock price is at or below $4.75, the exchange ratio will be 5.3278, and if the Company’s volume weighted

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

average stock price is below $5.25 but above $4.75, the exchange ratio will be equal to 25.307 divided by a number equal to the Company’s volume weighted average stock price.

VantageSouth Bank is headquartered in Burlington, North Carolina, and operates five branch offices located in Burlington (2), Fayetteville, and Salisbury (2), North Carolina. As of September 30, 2012, VantageSouth Bank had approximately $260,700 in total assets and 1,382,961 outstanding common shares. The Company’s board of directors established an independent special committee which evaluated, negotiated, and made a favorable recommendation to the board regarding the proposed merger. The North Carolina Banking Commission granted its formal approval of the Merger on September 26, 2012, and the FDIC granted its final approval of the Merger on October 30, 2012. The completion of the merger is subject to stockholder approval.

Piedmont Investment

On November 18, 2011, the Company completed the issuance and sale to Piedmont of 18,750,000 shares of common stock for $75,000 in cash (the “Piedmont Investment”) pursuant to an Investment Agreement (the “Piedmont Investment Agreement”). As part of its investment, Piedmont also made a tender offer to the Company’s stockholders commencing on November 8, 2011 to purchase up to 67% (6,442,105 shares) of our outstanding common stock at a price of $4.75 per share (“Tender Offer”). Pursuant to the Tender Offer, Piedmont purchased 6,128,423 shares of the Company’s common stock for $29,100. As a result of the Piedmont Investment and the Tender Offer, Piedmont owns approximately 88% of the Company’s outstanding common stock.

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

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes the Piedmont Investment and the Successor Company’s opening balance sheet:

	Preliminary Balances at Nov. 18, 2011	Measurement Period Adjustments	Adjusted Balances at Nov. 18, 2011
Fair value of assets acquired:

Cash and cash equivalents	$226,126	$—	$226,126
Investment securities available for sale	89,343	—	89,343
Mortgage loans held for sale	4,588	—	4,588
Loans	561,911	(1,485)	560,426
Federal Home Loan Bank stock	8,669	—	8,669
Premises and equipment	10,325	—	10,325
Deferred tax asset, net	30,268	1,782	32,050
Bank owned life insurance	19,169	—	19,169
Foreclosed assets	10,584	(405)	10,179
Goodwill	20,015	3,095	23,110
Other intangible assets	2,260	—	2,260
Other assets	10,094	(1,182)	8,912
Total assets acquired	993,352	1,805	995,157

Fair value of liabilities assumed:

Deposits	678,289	—	678,289
Borrowings	164,801	—	164,801
Other liabilities	7,111	1,805	8,916
Total liabilities assumed	850,201	1,805	852,006

Net assets	$143,151	$—	$143,151

Non-controlling interests at fair value:

Preferred stock	24,409	—	24,409
Common stock warrants	1,326	—	1,326
Common stock	42,416	—	42,416

Total non-controlling interests	68,151	—	68,151

Purchase price	$75,000	$—	$75,000

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available to make estimates of fair value during the measurement period through September 30, 2012. The Company is currently within the one-year measurement period with respect to the acquisition date, and thus, material adjustments to these purchase accounting fair value adjustments are possible. In the first nine months of 2012, goodwill increased by $3,095 as a result of adjustments to refine the Company’s acquisition date estimate of market rent on two branch leases, adjustments to refine the valuation of certain other real estate owned, adjustments to the acquisition date fair value of the split-dollar liability on bank owned life insurance, and adjustments to refine acquisition date cash flow estimates and the related valuation of certain loans.

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

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Loans. All loans in the loan portfolio were adjusted to estimated fair value at the Piedmont Investment date. Upon analyzing estimated credit losses, the Company forecasted expected cash flows over the remaining life of each loan and discounted those expected cash flows to present value at current market interest rates for similar loans considering loan collateral type and credit quality. Based on this valuation, the Company recorded a loan fair value discount of approximately $44,900. In addition, the Company eliminated net deferred loan fees immediately prior to the acquisition of approximately $663.

Federal Home Loan Bank Stock. The Company’s investment in FHLB stock is carried at cost. Given the option to redeem this stock at par through the FHLB, the Company determined that cost approximated fair value at acquisition date and made no related adjustment.

Premises and Equipment. Premises and equipment were adjusted to estimated fair value at acquisition date based on recent appraisals for bank-owned land and buildings. The total fair value adjustment reduced the book value of these assets by approximately $540. At acquisition, accumulated depreciation was eliminated and estimated fair value became the cost basis of these assets.

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

Other Intangible Assets. The only separately identifiable intangible asset we recorded at acquisition date was related to the value of the Bank’s core customer deposit relationships, or core deposit intangible. This amount represents the present value of the difference between a market participant’s cost of obtaining alternative funds and the current cost to maintain the acquired core deposit base. The present value is calculated over the estimated life of the acquired core deposit base and will be amortized on an accelerated method over a ten-year period. Deposit accounts evaluated for the core deposit intangible were demand deposit accounts, money market accounts and savings accounts. Time deposits were not included in our evaluation of the core deposit intangible.

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

Outstanding balances of CDs totaled $196,500 at acquisition date, and the estimated fair value premium totaled $4,400. The outstanding balance of brokered deposits was $115,000, and the estimated fair value premium totaled $1,600. The outstanding balance of CDARS was $15,500, and the estimated fair value premium totaled approximately $47. The Company will amortize these premiums into income as a reduction of interest expense on a level-yield basis over the weighted average time deposit terms.

Borrowings. Included in borrowings are FHLB advances as well as a subordinated term loan issued by the Bank and junior subordinated debentures issued in the form of trust preferred securities. Fair values for FHLB advances were determined by developing cash flow estimates for each advance based on scheduled principal and interest payments, contractual interest rates and prepayment penalties. Once the cash flows were determined, the current FHLB advance rate for similar maturity terms was used to discount the cash flows to the present value. The outstanding balance of FHLB advances at the acquisition date was

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

$142,000, and the estimated fair value premium totaled $10,600. Acquired FHLB advances were repaid after the acquisition date prior to December 31, 2011.

Fair values for the trust preferred securities and subordinated term loan were estimated by developing cash flow estimates for each of these debt instruments based on scheduled principal and interest payments. Once the cash flows were determined, a market rate for comparable debt instruments was used to discount the cash flows to their present values. Outstanding trust preferred securities and subordinated debt at the acquisition date were $8,000 and $7,500, respectively, and the estimated fair value discount on each totaled $2,800, and $731, respectively. The Company will accrete these discounts as an increase to interest expense on a level-yield basis over the contractual term of each debt instrument.

Non-controlling Interests. Non-controlling interests, that portion of the Company not owned by Piedmont, include preferred stock and common stock warrants issued pursuant to the U.S. Treasury’s Troubled Asset Relief Program capital purchase program (“TARP CPP”) as well as common stock owned at the acquisition date by legacy stockholders. Non-controlling interests are not disclosed on the Company’s consolidated balance sheet since they represent non-controlling interests of Piedmont, not the Company. However, valuation of these non-controlling ownership interests impacts the Company’s stockholders’ equity through the push down of purchase accounting adjustments. Preferred stock issued under the TARP CPP was valued based on forecasting expected cash flows with an assumed repayment date and discounting these cash flows based on current market yields for similar preferred stock. The discount between the estimated fair value at acquisition date and the $24,900 liquidation value will be accreted to retained earnings over the remaining period to anticipated repayment of these securities. The common stock warrant, also issued to the U.S. Treasury, was valued using a Black-Scholes option pricing model. See Note I – Cumulative Perpetual Preferred Stock for more details.

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

Note C - Commitments and Contingencies

The following is a summary of the contractual amount of the Company’s exposure to off-balance sheet commitments at September 30, 2012:

Undisbursed lines of credit	$30,999
Commitments to extend credit	76,417
Financial standby letters of credit	4,196
Capital commitment to private investment fund	175

Note D - Per Share Results

Basic earnings per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options, restricted stock and the common stock warrant issued to the U.S. Treasury and are determined using the treasury stock method. Outstanding stock options and warrants are considered anti-dilutive due to the net loss attributable to common shareholders in each period. The calculation of basic and diluted weighted average shares and the weighted average anti-dilutive stock options and warrants were as follows for each period presented:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Weighted average number of shares used in computing basic earnings per share	28,361,357	9,587,324	28,361,159	9,585,056
Effect of dilutive stock options and warrant	—	—	—	—

Weighted average number of shares used in computing diluted earnings per share	28,361,357	9,587,324	28,361,159	9,585,056

Anti-dilutive stock options	233,377	281,667	233,377	281,667
Anti-dilutive warrants	833,705	833,705	833,705	833,705

Note E - Investment Securities

The following is a summary of the securities portfolio by major classification:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:

Residential mortgage-backed securities – GSE	$22,692	$620	$—	$23,312
Commercial mortgage-backed securities – private	6,759	113	—	6,872
Collateralized mortgage obligations – GSE	47,855	160	97	47,918
Municipals – non-taxable	15,510	708	—	16,218
Municipals – taxable	1,635	11	—	1,646
Corporate bonds	35,217	1,700	—	36,917
Marketable equity securities	37	33	—	70

	$129,705	$3,345	$97	$132,953

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:

Residential mortgage-backed securities – GSE	$19,452	$19	$107	$19,364
Collateralized mortgage obligations – GSE	82,192	154	251	82,095
Municipals – non-taxable	13,281	263	30	13,514
Corporate bonds	28,042	39	115	27,966
Marketable equity securities	519	50	4	565

	$143,486	$525	$507	$143,504

The following tables summarize gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:

Collateralized mortgage obligations – GSE	24,079	97	—	—	24,079	97
Corporate bonds	2,067	—	—	—	2,067	—

Total temporarily impaired securities	$26,146	$97	$—	$—	$26,146	$97

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Residential mortgage-backed securities – GSE	$9,153	$107	$—	$—	$9,153	$107
Collateralized mortgage obligations – GSE	67,360	251	—	—	67,360	251
Municipals – non-taxable	2,637	30	—	—	2,637	30
Corporate bonds	15,819	115	—	—	15,819	115
Marketable equity securities	32	4	—	—	32	4

Total temporarily impaired securities	$95,001	$507	$—	$—	$95,001	$507

Unrealized losses on investment securities at September 30, 2012 related to seven GSE collateralized mortgage obligations and two investment grade corporate bonds. Unrealized losses on investment securities at December 31, 2011 related to eleven GSE collateralized mortgage obligations, four GSE mortgage-backed securities, three municipal securities, seven investment grade corporate bonds and one marketable equity security. At September 30, 2012 and December 31, 2011, none of the securities had been in an unrealized loss position for more than a twelve month period.

The securities in an unrealized loss position at September 30, 2012 have continued to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities are not considered to represent other-than-temporary impairment at September 30, 2012.

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

At September 30, 2012, the Company held no individual investment securities with an aggregate book value greater than 10% of stockholders’ equity. At September 30, 2012 and December 31, 2011, investment securities with a carrying value of $34,108 and $43,900, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less Than One Year	One to Five Years	Five to Ten Years	Over Ten Years	Equity Securities
Residential mortgage backed securities – GSE
Amortized cost	$2,944	$7,473	$10,053	$2,222	$—
Fair value	3,024	7,676	10,321	2,291	—
Commercial mortgage backed securities – private
Amortized cost	—	6,759	—	—	—
Fair value	—	6,872	—	—	—
Collateralized mortgage obligations – GSE
Amortized cost	8,710	30,384	7,873	888	—
Fair value	8,724	30,424	7,884	886	—
Municipals – non-taxable
Amortized cost	—	6,776	4,205	4,529	—
Fair value	—	7,007	4,476	4,735	—
Municipals – taxable
Amortized cost	—	—	—	1,635	—
Fair value	—	—	—	1,646	—
Corporate bonds
Amortized cost	—	35,217	—	—	—
Fair value	—	36,917	—	—	—
Marketable equity securities
Amortized cost	—	—	—	—	37
Fair value	—	—	—	—	70

Total
Amortized cost	$11,654	$86,609	$22,131	$9,274	$37
Fair value	$11,748	$88,896	$22,681	$9,558	$70

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note F - Loans and Allowance for Loan Losses

The following is a summary of loans at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Commercial:
Commercial real estate	$306,722	$310,315
Commercial and industrial	56,976	39,101
Construction and development	54,090	74,663
Consumer:
Residential real estate	74,760	66,657
Construction and development	4,496	8,461
Home equity	40,875	48,940
Other consumer	3,084	3,300

Total loans	541,003	551,437

Less:
Deferred loan fees	(57)	(45)
Allowance for loan losses	(2,264)	(227)

Net loans	$538,682	$551,165

Loans are primarily made in the Company’s market area of North Carolina, principally Wake, Johnston, Lee, Moore, and New Hanover counties. Real estate loans can be affected by the condition of the local real estate market. Commercial and consumer and other loans can be affected by the local economic conditions.

Purchased Credit-Impaired Loans

Changes in accretable yield, or income expected to be collected, related to purchased credit-impaired (“PCI”) loans in the nine months ended September 30, 2012 were as follows:

Balance at January 1, 2012	$29,645
New loans purchased	—
Accretion of income	(11,617)
Reclassifications from nonaccretable difference	10,297
Disposals	(1,788)

Balance September 30, 2012	$26,537

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

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses and the ending recorded investment in loans by portfolio segment and based on impairment method as of and for the three and nine months ended September 30, 2012 and 2011:

	Successor Company
	Three months ended September 30, 2012
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$626	$378	$289	$458	$29	$331	$2	$2,113
Charge-offs	—	—	—	—	—	(693)	(114)	(807)
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	65	82	52	253	(10)	397	119	958
Ending balance	$691	$460	$341	$711	$19	$35	$7	$2,264

	Successor Company
	Nine months ended September 30, 2012
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$126	$30	$19	$27	$2	$20	$3	$227
Charge-offs	—	(105)	(46)	(3)	—	(1,404)	(135)	(1,693)
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	565	535	368	687	17	1,419	139	3,730
Ending balance	$691	$460	$341	$711	$19	$35	$7	$2,264

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$609	$349	$174	$165	$19	$35	$6	$1,357
Purchased credit-impaired	$82	$111	$167	$546	$—	$—	$1	$907

Loans:
Ending balance:
Individually evaluated for impairment	$464	$—	$—	$—	$—	$819	$—	$1,283
Collectively evaluated for impairment	177,880	39,435	15,504	49,643	3,631	40,056	2,825	328,974
Purchased credit-impaired	128,378	17,541	38,586	25,117	865	—	259	210,746
Total	$306,722	$56,976	$54,090	$74,760	$4,496	$40,875	$3,084	$541,003

	Predecessor Company
	Three months ended September 30, 2011
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$8,015	$2,905	$7,227	$4,102	$70	$22,319
Charge-offs	(1,723)	(778)	(1,534)	(308)	(7)	(4,350)
Recoveries	37	21	99	22	1	180
Provision for loan losses	1,357	433	1,944	684	34	4,452
Ending balance	$7,686	$2,581	$7,736	$4,500	$98	$22,601

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Predecessor Company
	Nine months ended September 30, 2011
	Commercial Real Estate	Commercial and Industrial	Construction and Development	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$5,345	$2,689	$9,775	$2,813	$80	$20,702
Charge-offs	(2,394)	(1,556)	(7,965)	(1,314)	(29)	(13,258)
Recoveries	37	83	447	77	2	646
Provision for loan losses	4,698	1,365	5,479	2,924	45	14,511
Ending balance	$7,686	$2,581	$7,736	$4,500	$98	$22,601

Ending balance:
Individually evaluated for impairment	$18,500	$3,395	$30,628	$13,484	$33	$66,040
Collectively evaluated for impairment	$311,200	$40,999	$82,762	$111,972	$3,675	$550,608

The following is a summary of the ending allowance for loans losses and the recorded investment in loans by portfolio segment and based on impairment method at December 31, 2011:

	December 31, 2011
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$126	$30	$19	$27	$2	$20	$3	$227
Purchased credit-impaired	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	149,654	12,426	12,276	33,702	7,039	45,886	2,850	263,833
Purchased credit-impaired	160,661	26,675	62,387	32,955	1,422	3,054	450	287,604
Total	$310,315	$39,101	$74,663	$66,657	$8,461	$48,940	$3,300	$551,437

Analysis of Credit Quality

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. The Company uses the following general definitions for risk ratings:

•	Pass. These loans range from superior quality with minimal credit risk to loans requiring heightened management attention but that are still an acceptable risk and continue to perform as contracted.

•
Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

•
Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2012

Acquired loans
Commercial:
Real estate	$184,892	$40,891	$13,881	$—	$239,664
Commercial and industrial	25,430	1,337	1,671	—	28,438
Construction and development	21,403	17,216	6,166	384	45,169
Consumer:
Residential real estate	44,512	4,177	6,379	131	55,199
Construction and development	2,638	166	425	—	3,229
Home equity	34,469	1,264	2,007	—	37,740
Other consumer	2,077	83	17	—	2,177

Total	$315,421	$65,134	$30,546	$515	$411,616

Loans originated by the Successor Company
Commercial:
Real estate	$67,058	$—	$—	$—	$67,058
Commercial and industrial	28,513	18	7	—	28,538
Construction and development	5,985	2,598	338	—	8,921
Consumer:
Residential real estate	19,437	124	—	—	19,561
Construction and development	1,267	—	—	—	1,267
Home equity	3,135	—	—	—	3,135
Other consumer	906	1	—	—	907

Total	$126,301	$2,741	$345	$—	$129,387

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011

Acquired loans
Commercial:
Real estate	$253,505	$34,877	$13,907	$379	$302,668
Commercial and industrial	33,636	2,213	2,259	—	38,108
Construction and development	39,122	22,482	12,402	519	74,525
Consumer:
Residential real estate	51,318	5,155	8,300	145	64,918
Construction and development	7,331	176	758	—	8,265
Home equity	42,766	2,064	3,684	—	48,514
Other consumer	2,795	336	43	—	3,174

Total	$430,473	$67,303	$41,353	$1,043	$540,172

Loans originated by the Successor Company
Commercial:
Real estate	$7,647	$—	$—	$—	$7,647
Commercial and industrial	894	99	—	—	993
Construction and development	138	—	—	—	138
Consumer:
Residential real estate	1,739	—	—	—	1,739
Construction and development	196	—	—	—	196
Home equity	426	—	—	—	426
Other consumer	126	—	—	—	126

Total	$11,166	$99	$—	$—	$11,265

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table presents the aging and accrual status of the loan portfolio at September 30, 2012 and December 31, 2011 by class of loans:

	30 - 89 Days Past Due	Greater than 89 Days Past Due Accruing	Non-accrual	Total Past Due	Loans Not Past Due	Total
September 30, 2012

Acquired loans
Commercial:
Real estate	$1,757	$3,408	$464	$5,629	$234,035	$239,664
Commercial and industrial	610	—	68	678	27,760	28,438
Construction and development	561	2,733	23	3,317	41,852	45,169
Consumer:
Residential real estate	752	1,113	—	1,865	53,334	55,199
Construction and development	132	97	48	277	2,952	3,229
Home equity	671	—	1,080	1,751	35,989	37,740
Other consumer	83	—	5	88	2,089	2,177

Total	$4,566	$7,351	$1,688	$13,605	$398,011	$411,616

Loans originated by the Successor Company
Commercial:
Real estate	$3,036	$—	$—	$3,036	$64,022	$67,058
Commercial and industrial	—	—	7	7	28,531	28,538
Construction and development	—	—	—	—	8,921	8,921
Consumer:
Residential real estate	—	—	—	—	19,561	19,561
Construction and development	—	—	—	—	1,267	1,267
Home equity	—	—	—	—	3,135	3,135
Other consumer	—	—	—	—	907	907

Total	$3,036	$—	$7	$3,043	$126,344	$129,387

	30 - 89 Days Past Due	Greater than 89 Days Past Due Accruing	Non-accrual	Total Past Due	Loans Not Past Due	Total
December 31, 2011

Acquired loans
Commercial:
Real estate	$3,878	$6,101	$—	$9,979	$292,689	$302,668
Commercial and industrial	925	798	—	1,723	36,385	38,108
Construction and development	4,809	10,328	—	15,137	59,388	74,525
Consumer:
Residential real estate	2,289	4,148	—	6,437	58,481	64,918
Construction and development	652	382	—	1,034	7,231	8,265
Home equity	740	1,128	—	1,868	46,646	48,514
Other Consumer	3	3	—	6	3,168	3,174

Total	$13,296	$22,888	$—	$36,184	$503,988	$540,172

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	30 - 89 Days Past Due	Greater than 89 Days Past Due Accruing	Non-accrual	Total Past Due	Loans Not Past Due	Total
December 31, 2011

Loans originated by the Successor Company:
Commercial:
Real estate	$—	$—	$—	$—	$7,647	$7,647
Commercial and industrial	—	—	—	—	993	993
Construction and development	—	—	—	—	138	138
Consumer:
Residential real estate	—	—	—	—	1,739	1,739
Construction and development	—	—	—	—	196	196
Home equity	—	—	—	—	426	426
Other Consumer	—	—	—	—	126	126

Total	$—	$—	$—	$—	$11,265	$11,265

Non-accrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Loans past due 90 days or more and still accruing primarily include purchased credit-impaired loans which are accreting interest at a pool level yield. No loans originated by the Successor Company or purchased non-impaired loans had been restructured in a troubled debt restructuring at September 30, 2012.

The following table is a summary of impaired loans, which exclude purchased credit-impaired loans, including the related allowance for loan losses at September 30, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$464	$464	$—	$116	$—
Residential real estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer Construction	—	—	—	—	—
Home equity	819	1,361	—	257	—
Other Consumer	—	—	—	—	—
	1,283	1,825	—	373	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—
Residential real estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer Construction	—	—	—	—	—
Home equity	—	—	—	238	—
Other Consumer	—	—	—	—	—
	—	—	—	238	—
Total impaired loans:
Commercial real estate	464	464	—	116	—
Residential real estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer Construction	—	—	—	—	—
Home equity	819	1,361	—	495	—
Other Consumer	—	—	—	—	—
Total	$1,283	$1,825	$—	$611	$—

No interest income was recognized on impaired loans during the period in which they were impaired for the three or nine month periods ended September 30, 2012. The Company had no impaired loans at December 31, 2011.

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

At September 30, 2012 and December 31, 2011, loans with a recorded investment of $180,655 and $217,095, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

Note G – Derivative Financial Instruments

The Company may, at times, use derivative financial instruments to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate, and market or liquidity risks. Derivative instruments are recognized as either assets or liabilities in the consolidated financial statements and are measured at fair value. Subsequent changes in the derivatives’ fair values are recognized in earnings unless they qualify as effective cash flow hedges under U.S. GAAP.

Trust preferred securities
In August 2003, $8.0 million in trust preferred securities (“TRUPs”) were issued through Crescent Financial Capital Trust I (the “Trust”). The Trust invested the total proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by the Company, which fully and unconditionally guarantees the TRUPs. The junior subordinated debentures were adjusted to estimated fair value in purchase accounting with the Piedmont Investment, and at September 30, 2012, their carrying value was $5.5 million. The TRUPs pay cumulative cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 3.10%.

In June 2009, the Predecessor Company entered into derivative financial instruments which swapped the variable rate payments for fixed payments. These instruments consisted of a three-year and four-year swap, each for one-half of the notional amount of the TRUPs for fixed rates of 5.49% and 5.97%, respectively. The three-year swap matured in June 2012. Due to the deferral of interest payments on the TRUPs, the remaining associated interest rate swap no longer qualifies for cash flow hedge accounting and is therefore marked to fair value through earnings.

Additionally, in May 2012, the Company entered into an interest rate cap effective in July 2012. This derivative financial instrument caps the interest rate on the the full $8.0 million notional amount of TRUPs at 3.57 percent through July 2017. In the event that the variable rate on the TRUPs exceeds the cap rate, the counterparty would pay the Company the difference between the variable rate due to the holders of the debentures and the cap rate.

Subordinated term loan agreement
On September 26, 2008, the Bank entered into an unsecured subordinated term loan agreement in the amount of $7.5 million. The agreement requires the Bank to make quarterly payments of interest at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 4.00%. The subordinated term loan was adjusted to estimated fair value in purchase accounting with the Piedmont Investment, and at September 30, 2012, its carrying value was $6.8 million.

In June 2009, the Bank entered into derivative financial instruments which swapped the variable rate payments for fixed payments. These instruments consisted of a three-year and four-year swap, each for one-half of the notional amount of the subordinated debt for fixed rates of 6.39% and 6.87%, respectively. The three-year swap matured in June 2012. As of November 2011, these swaps were no longer designated as cash flow hedges and are, therefore, marked to fair value through earnings.

Additionally, in May 2012, the Company entered into an interest rate cap effective in July 2012. This derivative financial instrument caps the interest rate on the the full $7.5 million notional amount of subordinated term loan at 4.47 percent through July 2017. In the event that the variable rate on the subordinated term loan exceeds the cap rate, the counterparty would pay the Company the difference between the variable rate due on the subordinated term loan and the cap rate.

Loan commitments
Related to our mortgage business, we enter into interest rate lock commitments with customers and commitments to sell mortgages to investors under best-efforts contracts. The interest rate lock commitments are entered into to manage the interest rate risk associated with the best-efforts contracts and are considered derivative financial instruments under U.S. GAAP.

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables disclose the location and fair value amounts of derivative instruments in the consolidated balance sheets:

		September 30, 2012		December 31, 2011
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Trust preferred securities:
Interest rate swap	Other liabilities	$—	$—	4,000	$(38)
Interest rate swap	Other liabilities	4,000	(80)	4,000	(134)
Interest rate cap	Other assets	8,000	107	—	—

Subordinated term loan agreement:
Interest rate swap	Other liabilities	—	—	3,750	(34)
Interest rate swap	Other liabilities	3,750	(73)	3,750	(124)
Interest rate cap	Other assets	$7,500	$100	—	$—

Loan commitments:
Interest rate lock commitments	Other assets	48,112	814	15,667	212

			$868		$(118)

The following table discloses activity in accumulated other comprehensive income (“OCI”) related to the interest rate swaps for the nine months ended September 30, 2012 and 2011:

	Successor Company	Predecessor Company
	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Accumulated OCI resulting from interest rate swaps at beginning of period, net of tax	$—	$(356)
Other comprehensive loss recognized, net of tax	—	115

Accumulated OCI resulting from interest rate swaps at end of period, net of tax	$—	$(241)

The Company monitors the credit risk of the interest rate swap counterparty and has pledged $780 in cash to the counterparty to the swaps at of September 30, 2012.

Note H - Fair Value Measurements

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

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

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

Interest Rate Lock Commitments. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end, typically month end. The Company classifies interest rate lock commitments as Level 3. There have been no changes in valuation techniques during the nine months ended September 30, 2012.

	Interest Rate Lock Commitments Level 3
	Successor	Predecessor
	Fair Value	Fair Value
Balance, January 1	$212	$53
Issuances	1,707	676
Settlements	(1,105)	(486)
Balance September 30	$814	$243

The difference between the gross issuances and settlements for the period is included in mortgage banking income within non-interest income on the consolidated statements of operations.

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

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize information about assets and liabilities measured at fair value at September 30, 2012 and December 31, 2011:

		Fair Value Measurements at
		September 30, 2012
	Assets/(Liabilities) Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Residential mortgage-backed securities – GSE	$23,312	$—	$23,312	$—
Commercial mortgage-backed securities – private	6,872	—	6,872	—
Collateralized mortgage obligations – GSE	47,918	—	47,918	—
Municipals – non-taxable	16,218	—	16,218	—
Municipals – taxable	1,646	—	1,646	—
Corporate bonds	36,917	—	36,917	—
Marketable equity securities	70	70	—	—

Impaired loans	1,825	—	—	1,825
Foreclosed assets	3,828	—	—	3,828
Interest rate lock commitments	814	—	—	814
Derivative assets	207	—	207	—
Derivative liabilities	(152)	—	(152)	—

		Fair Value Measurements at December 31, 2011
	Assets/(Liabilities) Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Residential mortgage-backed securities - GSE	$19,364	$—	$19,364	$—
Collateralized mortgage obligations	82,095	—	82,095	—
Municipals – non-taxable	13,514	—	13,514	—
Corporate bonds	27,966	—	27,966	—
Marketable equity securities	565	565	—	—

Foreclosed assets	9,017	—	—	9,017
Interest rate lock commitments	212	—	—	212
Derivative liabilities	(330)	—	(330)	—

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range
Recurring measurements:
Interest Rate Lock Commitments	$814	Pricing model	Pull through rates	80-85%
Impaired loans	1,825	Discounted Appraisals	Collateral discounts	15-50%

Nonrecurring measurements:
Foreclosed assets	3,828	Discounted appraisals	Collateral discounts	15-50%

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

Investment Securities Available for Sale. See discussion related to fair value estimates for securities available for sale in the fair value hierarchy section above. There have been no changes in valuation techniques for the nine months ended September 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Mortgage Loans Held For Sale. The fair value of mortgage loans held for sale is based on commitments on hand from investors within the secondary market for loans with similar characteristics. The changes in fair value of the assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan for sale. As such, the Company classifies loans measured at fair value on a nonrecurring basis as a Level 2 asset. There have been no changes in valuation techniques for the nine months ended September 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Loans Held For Investment. The Company does not record loans held-for-investment at fair value on a recurring basis. However, when a loan is considered impaired an allowance for loan losses is established. The fair value of impaired loans is estimated using one of several methods based on portfolio type, acquired and non-acquired. Upon analyzing estimated credit losses in the acquired portfolio, we forecasted expected cash flows over the remaining life of each loan and discounted those expected cash flows to present value at current market interest rates for similar loans considering loan collateral type and credit quality. The fair value of any impaired non-acquired loans would be valued using either collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. There have been no changes in valuation techniques for the nine months ended September 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Federal Home Loan Bank Stock. Given the option to redeem this stock at par through the FHLB, the carrying value of FHLB stock approximates fair value. There have been no changes in valuation techniques for the nine months ended September 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Deposits. The fair value of demand deposits, savings, money market and NOW accounts represents the amount payable on demand. The fair value of fixed-maturity certificates of deposit and individual retirement accounts is estimated using the present value of the projected cash flows using interest rates currently offered for instruments of similar remaining maturities. The carrying values of short-term borrowings, including overnight, federal funds purchased and FHLB advances, approximates the fair values due to the short maturities of those instruments. There have been no changes in valuation techniques for the nine months ended September 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Short-term Borrowings and Long-term Debt. The fair value of short-term borrowings and long-term debt are based upon discounted expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements could be obtained. There have been no changes in valuation techniques for the nine months ended September 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Accrued Interest Receivable and Accrued Interest Payable. The carrying amounts of accrued interest receivable and payable approximate fair value due to the short maturities of these instruments. There have been no changes in valuation techniques for the nine months ended September 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

Derivative Instruments. See discussion related to fair value estimates for derivative instruments in the fair value hierarchy section above. There have been no changes in valuation techniques for the nine months ended September 30, 2012. Valuation techniques are consistent with techniques used in prior periods.

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,886	$14,886	$14,886	$—	$—
Investment securities	132,953	132,953	70	132,883	—
Federal Home Loan Bank stock	1,255	1,255	—	1,255	—
Mortgage loans held for sale	7,023	7,023	—	7,023	—
Loans, net	538,682	540,857	—	—	540,857
Interest rate caps	207	207	—	207	—
Accrued interest receivable	4,156	4,156	—	5,290	—

Financial liabilities:
Deposits	633,899	636,772	—	636,772	—
Long-term debt	12,326	12,462	—	—	12,462
Interest rate swaps	152	152	—	152	—
Accrued interest payable	430	430	—	430	—

	December 31, 2011
	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	$25,362	$25,362
Investment securities	143,504	143,504
Federal Home Loan Bank stock	8,669	8,669
Mortgage loans held for sale	3,841	3,841
Loans, net	551,165	551,165
Accrued interest receivable	2,802	2,802

Financial liabilities:
Deposits	674,418	674,418
Long-term debt	12,216	12,216
Interest rate swaps	330	330
Accrued interest payable	780	780

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

CRESCENT FINANCIAL BANCHSARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

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

Risk-free interest rate	2.49%
Expected life of warrants	10 years
Expected dividend yield	—%
Expected volatility	37.27%

The Predecessor Company’s computation of expected volatility was based on daily historical volatility of the Company’s common stock since January 9, 2009. The risk-free interest rate was based on the market yield for ten-year U.S. Treasury securities as of the issuance date.

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

The common stock warrants were valued at $1.59 per share, or $1.3 million in the aggregate, at the acquisition date using a Black-Scholes option pricing model. Assumptions used in the Black-Scholes option pricing model were as follows:

Risk-free interest rate	0.31%
Expected life of warrants	2 years
Expected dividend yield	—%
Expected volatility	65.10%

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

On April 12, 2012, the Company received approval from the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) to resume payment of preferred dividends on TARP Preferred Stock and interest payments due on its subordinated debentures issued in connection with trust preferred securities. The Company deferred dividend payments on its TARP Preferred Stock beginning with the payment due February 15, 2011. The Company paid all deferred cumulative preferred dividends, in the amount of $1.6 million, plus current dividends on the regularly scheduled quarterly payment date of May 15, 2012. The Company deferred interest payments on its trust preferred securities beginning with the payment due April 7, 2011 but continued to accrue interest expense in its consolidated financial statements. The Company paid all accrued deferred interest of $371 plus current interest on the regularly scheduled quarterly payment date of July 7, 2012.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective beginning January 1, 2013 with early adoption permitted. The adoption of ASU 2012-02 is not expected have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of Crescent Financial Bancshares, Inc. (the “Company”). This discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results for the successor three and nine months ended September 30, 2012 and the predecessor three and nine months ended September 30, 2011 as well as the financial condition of the Company as of September 30, 2012. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report.

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

VantageSouth Bank is headquartered in Burlington, North Carolina, and operates five branch offices located in Burlington (2), Fayetteville, and Salisbury (2), North Carolina. As of September 30, 2012, VantageSouth Bank had approximately $260.7 million in total assets and 1,382,961 outstanding common shares. The Company’s board of directors established an independent special committee which evaluated, negotiated, and made a favorable recommendation to the board regarding the proposed merger. The North Carolina Banking Commission granted its formal approval of the Merger on September 26, 2012, and the FDIC granted its final approval of the Merger on October 30, 2012. The completion of the merger is subject to stockholder approval.

East Carolina Bancorp Merger Agreement

On September 25, 2012, Crescent Financial and ECB entered into an Agreement and Plan of Merger (the “ECB Merger Agreement”). Pursuant to the ECB Merger Agreement, ECB will, on the terms and subject to the conditions set forth in the ECB Merger Agreement, merge with and into the Company so that the Company is the surviving bank holding corporation in the merger (the “Merger”). Immediately following the Merger, The East Carolina Bank, a North Carolina banking corporation and a wholly-owned subsidiary of ECB, will be merged with and into Crescent State Bank, a North Carolina banking corporation and a wholly-owned subsidiary of the Company. At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $3.50 per share, of ECB issued and outstanding immediately before the Effective Time (the “ECB Common Stock”), except for shares of ECB Common Stock owned by ECB or the Company (other than certain trust account shares), will be converted into the right to receive 3.55 shares of the common stock, par value $0.001 per share of the Company. The completion of the merger is subject to all required regulatory and stockholder approvals.

ECB is a bank holding company, headquartered in Engelhard, North Carolina, whose wholly-owned subsidiary, The East Carolina Bank, is a state-chartered, independent community bank insured by the FDIC with 25 branch offices in eastern North Carolina stretching from the Virginia to South Carolina state lines east of Interstate 95. ECB offers a full range of financial services including

Mortgages, Agricultural Banking and Wealth Management services. The Company’s common stock is listed on NYSE Amex under the symbol “ECBE”.

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

The Company’s results of operations in the third quarter and first nine months of 2012 were significantly impacted by the controlling investment in the Company by Piedmont. Because of the level of Piedmont’s ownership and control following the controlling investment and the Tender Offer, the Company applied push-down accounting. Accordingly, the Company’s assets and liabilities were adjusted to estimated fair value at the acquisition date, and the allowance for loan losses was eliminated. The Company is currently within the one-year measurement period with respect to the acquisition date, and thus, material adjustments to these purchase accounting fair value adjustments are possible. In the nine months of 2012, goodwill increased by $3.1 million as a result of adjustments to refine the Company’s acquisition date estimate of market rent on two branch leases, adjustments to refine the valuation of certain other real estate owned, and adjustments to refine acquisition date cash flow estimates and the related valuation of certain loans. Balances and activity in the Company’s consolidated financial statements prior to the Piedmont Investment have been labeled with “Predecessor Company” while balances and activity subsequent to the Piedmont Investment have been labeled with “Successor Company.”

Certain Regulatory Restrictions Lifted on Payment of Interest and Dividends

On April 12, 2012, the Company received approval from the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) to resume payment of preferred dividends on securities issued to the U.S. Treasury in connection with the TARP Capital Purchase Program (“TARP Preferred Stock”) and interest payments due on its subordinated debentures issued in connection with trust preferred securities. The Company deferred dividend payments on its TARP Preferred Stock beginning with the payment due February 15, 2011. The Company paid all deferred cumulative preferred dividends of $1.6 million plus current dividends on the quarterly payment date of May 15, 2012. The Company deferred interest payments on its trust preferred securities beginning with the payment due April 7, 2011 but continued to accrue interest expense in its consolidated financial statements. The Company paid all accrued deferred interest on its trust preferred securities of $371,000 plus current interest on the quarterly payment date of July 7, 2012.

Executive Overview

The following is a summary of the Company’s results of operations and changes in financial condition in the third quarter and first nine months of 2012:

•
Net income totaled $337 thousand during the nine months ended September 30, 2012 compared to a net loss of $13.5 million in the predecessor nine months ended September 30, 2011. Net income in the third quarter of 2012 equaled $46 thousand compared to a net loss of $3.0 million in the predecessor third quarter of 2011.

•
After the preferred stock dividend, the Company recognized net loss attributable to common shareholders of $0.03 per common share during the first nine months of 2012 compared to a net loss of $1.54 per common share in the predecessor first nine months of 2011. The Company recognized a net loss of $0.01 per common share during the third quarter of 2012 compared to a net loss of $0.36 per common share in the predecessor third quarter of 2011.

•
Asset quality continued to improve as non-performing assets decreased to 1.62 percent of total assets at September 30, 2012 from 2.38 percent of total assets at June 30, 2012 and 3.87 percent of total assets at December 31, 2011.

•
The Company originated $56.3 million of commercial and consumer loans in the third quarter of 2012 after $48.0 million of loan originations in the second quarter of 2012 and $15.0 million of loan originations on the first quarter of 2012.

•
The taxable equivalent net interest margin improved to 4.38 percent in the first nine months of 2012 from 2.98 percent in the predecessor first nine months of 2011. Net interest margin improved to 4.44 percent in the third quarter of 2012 from 3.17 percent in the predecessor third quarter of 2011.

•
Mortgage banking income improved to $2.4 million in the first nine months of 2012 compared to $900 thousand in the predecessor first nine months of 2011. Mortgage banking income improved to $1.1 million in the third quarter of 2012 from $475 thousand in the predecessor third quarter of 2011.

Comparison of Financial Condition as of September 30, 2012
to December 31, 2011

Total assets equaled $793.8 million at September 30, 2012, a decrease of $42.5 million, or 5.1 percent, from total assets of $836.3 million at December 31, 2011. Earning assets totaled $687.8 million, or 86.7 percent of total assets, at September 30, 2012 compared to $723.9 million, or 86.6 percent of total assets, at December 31, 2011. Earning assets at September 30, 2012 consisted of $540.9 million in gross loans held for investment, $134.2 million in investment securities and Federal Home Loan Bank (“FHLB”) stock, $5.6 million in federal funds sold and interest-earning deposits with correspondent banks and $7.0 million in mortgage loans held for sale. Earning assets at December 31, 2011 consisted of $551.4 million in gross loans held for investment, $152.2 million in investment securities and FHLB stock, $16.5 million in federal funds sold and interest-earning deposits and $3.8 million in mortgage loans held for sale. Total deposits and stockholders’ equity at September 30, 2012 were $633.9 million and $142.8 million, respectively, compared to $693.2 million and $143.1 million, respectively, at December 31, 2011.

Loans

Gross loans held for investment, net of deferred loan fees, totaled $540.9 million at September 30, 2012 reflecting a $10.4 million, or 1.9 percent, decrease compared to $551.4 million at December 31, 2011. This decline resulted from a combination of principal payments in the normal course of business, problem asset resolutions, which include loan sales, and a change in the Company’s business model which has shifted the loan portfolio mix to favor business and consumer lending over construction and speculative land loans. Most of the loan categories experienced a balance reduction in the first nine months of 2012, except for commercial loans and, to a lesser extent, residential real estate loans which reflects the Company’s lending strategy and new focus. The changes in the portfolio, by category, were as follows: construction and land development loans, $25.3 million decline, or 30.2 percent; commercial real estate loans, $3.6 million decline, or 1.2 percent; residential 1-4 family mortgage loans, $7.8 million increase, or 11.6 percent; commercial and industrial loans, $17.5 million increase, or 44.5 percent; home equity loans and lines of credit, $8.1 million decline, or 16.5 percent; and consumer loans, $216 thousand increase, or 6.5 percent.

The composition of the Company’s loan portfolio at September 30, 2012 was as follows: 56.7 percent commercial real estate mortgage loans, 10.8 percent construction and land development loans, 13.8 percent residential one-to-four family mortgage loans, 7.6 percent home equity lines and loans, 10.5 percent commercial and industrial loans and consumer loans at 0.6 percent. The composition of the loan portfolio at December 31, 2011 was as follows: 56.1 percent commercial real estate loans, 15.2 percent construction and land development loans, 12.1 percent residential 1-4 family mortgage loans, 8.9 percent home equity loans and lines of credit, 7.1 percent commercial and industrial loans, and consumer loans at 0.6 percent.

The following table summarizes the gross unpaid borrower principal balances (“UPB”) and carrying amounts in the loan portfolio by type at September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	UPB	Carrying Amount	Carrying Amount as % of UPB	UPB	Carrying Amount	Carrying Amount as % of UPB
Commercial real estate	$312,722	$306,722	98.1%	$323,426	$310,315	95.9%
Residential real estate	76,559	74,760	97.7%	69,312	67,004	96.7%
Construction and development	63,671	58,585	92.0%	109,965	83,930	76.3%
Commercial	58,640	56,976	97.2%	41,466	39,434	95.1%
Home equity loans and lines of credit	42,526	40,875	96.1%	51,700	48,940	94.7%
Consumer	3,139	3,084	98.3%	3,439	3,300	96.0%

Total loans	$557,257	$541,002	97.1%	$599,308	$552,923	92.3%

Non-performing loans as a percentage of total loans held for investment totaled 1.67 percent at September 30, 2012, which was a decline from 2.90 percent at June 30, 2012 and 4.14 percent at December 31, 2011. Total non-performing assets (which include non-accrual loans, loans past due 90 days or more and still accruing, other real estate owned and repossessed loan collateral) as a percentage of total assets at September 30, 2012 totaled 1.62 percent, which was a decline from 2.38 percent at June 30, 2012 and 3.87 percent at December 31, 2011.

As part of an ongoing, focused effort to reduce its problem asset levels, the Company has completed loan sales to various investors in the first nine months of 2012. Proceeds from these loan sales totaled $14.8 million. Of those sold, loans with a carrying value of $8.1 million were classified as non-performing at year-end 2011. Included in these loan sales was a sale of notes with a total carrying value of $5.0 million to VantageSouth Holdings, LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Piedmont. These loans were sold at estimated fair value, and no gain or loss was recorded on the transaction. For more information regarding non-performing assets, see section below entitled “Non-Performing Assets.”

Allowance for Loan Losses

The allowance for loan losses at September 30, 2012 increased to $2.3 million from $227 thousand at December 31, 2011. The net increase is due to a $3.7 million for loan losses, which was partially offset by $1.7 million in net charge-offs. The allowance for loan losses at September 30, 2012 consisted of $1.3 million related to estimated losses inherent in loans originated subsequent to the Piedmont Investment (“New Loans”), $86 thousand of estimated losses on purchased non-impaired loans, and $907 thousand of impairment on purchased credit-impaired loans. The increase in allowance for loan losses on New Loans was primarily attributable to the origination of approximately $119.3 million in new loans during 2012 rather than credit deterioration of existing loans originated subsequent to the Piedmont Investment.

The following table summarizes the change in allowance for loan losses for new loans, purchased non-impaired loans and purchased credit-impaired loans during the nine months ended September 30, 2012:

	New Loans	Purchased Non-Impaired	Purchased Credit-Impaired	Total
	(dollars in thousands)
Balance January 1	$227	$—	$—	$227
Net charge-offs	—	(1,693)	—	(1,693)
Provision for loan losses	1,044	1,779	907	3,730

Balance September 30	$1,271	$86	$907	$2,264

There were no impaired or past due new loans at September 30, 2012 or December 31, 2011. Although purchased non-impaired loans were adjusted to fair value at acquisition, the Company records charge-offs for losses and provides reserves for deterioration in credit quality on these loans. All revolving loans were classified as purchased non-impaired at acquisition and a majority of the charge-offs and provision relate to acquired revolving home equity lines of credit.

Loans acquired with evidence of credit deterioration since origination are accounted for as purchased credit-impaired loans. At acquisition date the Company elected to pool loans with similar attributes and risk characteristics. Subsequent to acquisition of these loans, estimates of cash flows expected to be collected are updated each reporting period based on assumptions regarding default rates, loss severities, and other factors that reflect current market conditions. If the Company has probable decreases in cash flows expected to be collected at the pool level (other than due to decreases in interest rates), the provision for loan losses is charged, resulting in an increase to the allowance for loan losses. If there are probable and significant increases in cash flows expected to be collected at the pool level, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the loans.

Results of the Company’s third quarter of 2012 cash flow re-estimation are summarized as follows:

	Impairment	Cash Flow Improvement	New Yield	Previous Yield
	(dollars in thousands)
Loan pools with cash flow improvement	$(143)	$1,026	6.44%	6.09%
Loan pools with impairment	278	—	8.18%	8.18%

Total	$135	$1,026	6.67%	6.49%

The third quarter of 2012 cash flow re-estimation indicated net improved cash flows on purchased credit-impaired loan pools of $891 thousand. The $1.0 million of cash flow improvement on related loan pools will be recorded as additional interest income as a prospective yield adjustment over the remaining life of the loans. The $135 thousand impairment was recorded to the provision for loan losses in the third quarter of 2012. The pool-level impairment and cash flow improvement were calculated as the difference between the pool-level recorded investment and the net present value of estimated cash flows at the time of the cash flow re-estimation.

For more information regarding the allowance for loan losses, see section below entitled “Analysis of Allowance for Loan Losses.”

Investment Securities

The amortized cost and fair value of the securities portfolio were $129.7 million and $133.0 million, respectively, at September 30, 2012 compared to $143.5 million for both at December 31, 2011. All marketable investment securities are accounted for as available for sale and are recorded at fair value with unrealized gains and losses charged to accumulated other comprehensive income. The investment securities portfolio at September 30, 2012 consisted of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), collateralized mortgage obligations (“CMO”), non-taxable and taxable municipal bonds, investment grade corporate bonds and the common stock of two publicly traded companies. All RMBSs and CMOs were issued by either a Government Sponsored Enterprise (“GSE”), such as Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) or the government-owned Government National Mortgage Association (“Ginnie Mae”). All CMOs were issued by a GSE. The Company’s two CMBSs were issued by non-GSE financial institutions and are Aaa rated by Moody’s.

At September 30, 2012 and December 31, 2011, the securities portfolio had $3.3 million and $525 thousand, respectively, of unrealized gains and $97 thousand and $507 thousand, respectively, of unrealized losses. None of these securities had been in an unrealized loss position for more than twelve months at either date.

The following table summarizes the amortized costs and fair value of available for sale securities at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Residential mortgage-backed securities – GSE	$22,692	$23,312	$19,452	$19,364
Commercial mortgage-backed securities – private	6,759	6,872	—	—
Collateralized mortgage obligations – GSE	47,855	47,918	82,192	82,095
Municipals – non-taxable	15,510	16,218	13,281	13,514
Municipals – taxable	1,635	1,646	—	—
Corporate bonds	35,217	36,917	28,042	27,966
Marketable equity securities	37	70	519	565

Total securities available for sale	$129,705	$132,953	$143,486	$143,504

The Company also owned $1.3 million and $8.7 million of FHLB stock at September 30, 2012 and December 31, 2011, respectively. This stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

Non-Interest Earning Assets

Total non-interest earning assets decreased from $112.4 million at December 31, 2011 to $106.0 million at September 30, 2012. Cash and due from banks, premises and equipment, bank owned life insurance, and other assets increased by $405 thousand, $398 thousand, $539 thousand, and $249 thousand, respectively. Foreclosed assets declined by $5.2 million as the Company has continued to focus on reducing problem assets through a variety of resolution strategies.

Net deferred tax assets increased by $604 thousand during the first nine months of 2012 to a balance of $30.9 million at September 30, 2012. Deferred tax assets represent, among other items, the tax impact of purchase accounting fair value adjustments as well as predecessor company net operating losses that are available to be carried forward and used to offset future taxable income.

The Company has evaluated its deferred tax assets to determine whether a valuation allowance is necessary. In conducting this evaluation, all available evidence, both positive and negative, was considered based on the more-likely-than-not criteria that such assets will be realized. This evaluation included, but was not limited to: (1) available carry back potential to offset federal tax; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with deferred tax assets; (3) potential tax planning strategies; and (4) future projected taxable income. Our assessment of future projected taxable income considered significant changes in our operations which occurred because of the recapitalization associated with the Piedmont Investment. These changes include improved capital levels, improved asset quality, significant management and organizational improvements, improved liquidity and improved risk management processes. These factors have significantly improved the Company’s earnings potential since the Piedmont Investment. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, the Company concluded that at September 30, 2012, a valuation allowance was not necessary.

Goodwill and other intangibles totaled $23.1 million and $2.0 million, respectively, and $23.1 million and $2.2 million, respectively, at September 30, 2012 and December 31, 2011. Goodwill represents the excess of purchase price in the Piedmont Investment over the fair value of acquired net assets, including non-controlling interests. As part of the valuation of net assets, the Company also identified and recorded the value of customer deposit relationships, or core deposit intangible, as an other intangible asset. The core deposit intangible is being amortized over its estimated useful life using an accelerated method. The Company is currently within the one-year measurement period with respect to the acquisition date, and thus, material adjustments to purchase accounting fair value adjustments are possible. In the first nine months of 2012, goodwill increased by $3.1 million as a result of adjustments to refine the acquisition date estimate of market rent on two branch leases, adjustments to refine the valuation of certain foreclosed assets, and adjustments to refine acquisition date cash flow estimates and the related valuation of certain loans.

Deposits

Total deposits at September 30, 2012 were $633.9 million compared to $674.4 million at December 31, 2011, reflecting a $40.5 million decline. Despite the 6.0 percent decrease in total deposits during the first nine months of 2012, there were changes to the mix of deposits within the portfolio which served to reduce the Company’s reliance on non-core funding and improve its cost of funds. Non-core, wholesale time deposits decreased by $32.7 million from $112.0 million at December 31, 2011 to $79.3 million at September 30, 2012. Retail time deposits decreased by $16.2 million, or 8.2 percent. In contrast, money market deposits increased by $63.7 million, or 85.6 percent, growing from $74.4 million at December 31, 2011 to $138.1 million at September 30, 2012. Other interest-bearing, non-maturity deposits declined by a total of $50.6 million, and non-interest bearing demand deposits decreased by $4.8 million during the first nine months of 2012.

The composition of the deposit portfolio, by category, at September 30, 2012 was as follows: 41.2 percent in time deposits, 17.3 percent in interest-bearing demand deposits, 13.6 percent in non-interest bearing demand deposits, 21.8 percent in money market and 6.1 percent in savings. The composition of the deposit portfolio, by category, at December 31, 2011 was as follows: 45.9 percent in time deposits, 22.6 percent in interest-bearing demand deposits, 13.5 percent in non-interest bearing demand deposits, 11.0 percent in money market and 6.9 percent in savings.

At September 30, 2012 and December 31, 2011, the Company had time deposits under $100,000 of $152.5 million and $83.7 million, respectively, and time deposits over $100,000 of $108.4 million and $226.1 million, respectively.

The following table summarizes balances outstanding and average interest rates for each major category of deposits at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Outstanding Balance	Average Rate(1)	Outstanding Balance	Average Rate(2)
	(dollars in thousands)
Non-interest bearing	$86,454	—	$91,215	—

Interest bearing demand	109,646	0.31%	152,180	1.03%
Money market	138,126	0.68%	74,404	0.96%
Savings	38,780	0.17%	46,840	0.30%
Retail time deposits	181,619	0.86%	197,769	0.76%
Brokered time deposits	79,274	1.28%	112,010	1.12%
Total interest bearing deposits	547,445	0.71%	583,203	0.88%

Total deposits	$633,899	0.58%	$674,418	0.77%

(1)	Average rate for the three months ended September 30, 2012.

(2)	Average rate for the period from November 19 to December 31, 2011.

Borrowings

Total borrowings were $12.3 million at September 30, 2012 compared to $12.2 million at December 31, 2011. Long-term debt at September 30, 2012 and December 31, 2011 consisted of $6.8 million in subordinated term loans issued to a non-affiliated financial institution as well as $5.5 million and $5.4 million, respectively, in junior subordinated debt issued in the form of trust preferred securities. There were no outstanding short-term borrowings, including FHLB advances, at September 30, 2012 or December 31, 2011.

Stockholders’ Equity

Total stockholders’ equity decreased by $215 thousand, from $143.1 million at December 31, 2011 to $142.8 million at September 30, 2012. This decrease was partially due to a $2.1 million decrease in accumulated deficit, which resulted from net income less dividends and accretion on preferred stock in the first nine months of 2012, and was partially offset by a $1.7 million increase in accumulated comprehensive income from higher net unrealized gains on the available for sale securities portfolio.

Comparison of Results of Operations for the three months ended
September 30, 2012 (Successor) and September 30, 2011 (Predecessor)

The Company’s net income for the three months ended September 30, 2012, before adjusting for the effective dividend on preferred stock, was $46 thousand compared to a net loss of $3.0 million for the predecessor three months ended September 30, 2011. After adjusting for $367 thousand and $442 thousand in dividends and discount accretion on preferred stock for the two respective periods, net loss attributable to common stockholders for the current year third quarter was $321 thousand, or $0.01 per diluted share compared with net loss attributable to common stockholders of $3.4 million, or $0.36 per diluted share for the third quarter of the prior year. Annualized return on average assets was 0.02 percent in the third quarter of 2012 compared to (1.29) percent for the prior year period. Return on average equity for the third quarter of 2012 was 0.13 percent compared to (17.21) percent for the prior year period.

Net Interest Income

Net interest income in the third quarter of 2012 totaled $7.6 million compared to net interest income of $6.8 million in the predecessor third quarter of 2011. Taxable equivalent net interest margin increased from 3.17 percent in the third quarter of 2011 to 4.44 percent in the third quarter of 2012. This significant margin improvement was primarily due to a decline in funding costs as the average rate on total interest-bearing liabilities fell from 2.10 percent in the third quarter of 2011 to 0.87 percent in the third quarter of 2012. Taxable equivalent yield on interest-earning assets increased from 5.05 percent in the third quarter of 2011 to 5.15 percent in the third quarter of 2012. The increase in taxable equivalent yield on interest-earning assets was primarily attributable to an increase in the yield on loans which includes the accretion of discounts on purchased loans.

Average earning assets totaled $689.5 million in the third quarter of 2012, which was a decline from $871.5 million in the third quarter of 2011. The decline in average earning assets was due to balance sheet restructuring late in 2011, purchase accounting fair value adjustments, continued resolution of problem assets, and a change in the Company’s business model which has shifted the loan portfolio mix away from construction and speculative land loans toward commercial loans for operating businesses. This decline was comprised of a $97.2 million decrease in the average balance of loans outstanding, a $72.0 million decrease in the average balance of the securities portfolio and a $12.9 million decrease in the average balances of federal funds sold and other interest-earning cash.

Average interest-bearing liabilities totaled $569.8 million in the third quarter of 2012, which was a decline of $210.6 million, or 27.0 percent, from $780.4 million in the third quarter of 2011. Average total interest-bearing deposits decreased by $65.2 million, or 10.5 percent, from $622.6 million million in the third quarter of 2011 to $557.4 million in the third quarter of 2012. Total average time deposits declined by $80.5 million, of which $59.6 million was related to the Company’s reduction its exposure to brokered deposits. Average total borrowings decreased by $145.4 million, or 92.2 percent, from $157.7 million in the third quarter of 2011 to $12.3 million in the third quarter of 2012. The significant reduction in average borrowings was primarily due to the early redemption of all outstanding FHLB advances following the Piedmont Investment.

The following table summarizes information relating to average balances of the Company’s assets and liabilities as well as the average yield on interest-earning assets, the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively), and the net interest margin for the three months ended September 30, 2012 and 2011.

	Successor Company			Predecessor Company
	Three months ended September 30, 2012			Three months ended September 30, 2011
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets
Loans1	$529,127	$7,953	5.98%	$626,279	$9,030	5.72%
Investment securities(2),(3)	140,997	970	2.74	212,968	2,052	3.82
Federal funds and other interest-earning	19,346	11	0.22	32,242	18	0.22
Total interest-earning assets(2)	689,470	8,934	5.15%	871,489	11,100	5.05%
Non-interest-earning assets	110,236			53,037
Total assets	$799,706			$924,526

Liabilities and Equity
Interest-bearing NOW	$109,120	85	0.31%	$144,255	$494	1.36%
Money market and savings	181,522	261	0.57	131,112	223	0.68
Time deposits	266,804	646	0.96	347,257	2,001	2.29
Total interest-bearing deposits	557,446	992	0.71	622,624	2,718	1.73
Short-term borrowings	—	—	—	5,000	21	1.70
Long-term debt	12,307	250	8.10	152,748	1,387	3.60
Total interest-bearing liabilities	569,753	1,242	0.87%	780,372	4,126	2.10%
Noninterest-bearing deposits	81,387			70,190
Other liabilities	4,062			4,708
Total liabilities	655,202			855,270
Stockholders’ equity	144,504			69,256
Total liabilities and stockholders’ equity	$799,706			$924,526

Net interest income, taxable equivalent		$7,692			$6,974
Interest rate spread(4)			4.28%			2.95%
Tax equivalent net interest margin(5)			4.44%			3.17%

Percentage of average interest-earning assets to average interest-bearing liabilities			121.01%			111.68%

1.	Loans include mortgage loans held for sale in addition to non-accrual loans.

2.
Yields related investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming income tax rates of 34.0 percent. The taxable-equivalent adjustment was $78 and $216 for 2012 and 2011, respectively.

3.	Investment securities include FHLB stock.

4.	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

5.	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Provision for Loan Losses

Provision for loan losses in the third quarter of 2012 totaled $958 thousand compared to provision of $4.5 million in the predecessor third quarter of 2011. The Company’s loan portfolio was adjusted to estimated fair value at the Piedmont Investment date, and the allowance for loan losses was eliminated. Therefore, the current quarter provision cannot be meaningfully compared to the prior year quarter due to the application of purchase accounting on the acquired portfolio. In the third quarter of 2012, the Company recorded loan loss provisions of $564 thousand on new loans, $259 thousand on purchased non-impaired loans, and $135 thousand on purchased credit-impaired loans.

The following table summarizes the change in allowance for loan losses for new loans, purchased non-impaired loans and purchased credit-impaired loans in the three months ended September 30, 2012:

	New Loans	Purchased Non-Impaired	Purchased Credit-Impaired	Total
	(dollars in thousands)
Balance July 1	$707	$634	$772	$2,113
Net charge-offs	—	(807)	—	(807)
Provision for loan losses	564	259	135	958

Balance September 30	$1,271	$86	$907	$2,264

For more information on the calculation of the ending allowance for loan losses, see the “Allowance for Loan Losses” discussion in the “Comparison of Financial Condition” section above.

Non-Interest Income

Non-interest income in the third quarter of 2012 totaled $2.3 million compared to $1.4 million in the predecessor third quarter of 2011. The primary reasons for the increase was due to growth in the Company’s mortgage lending business and an increase in realized gains on securities sold in the third quarter of 2012. Total mortgage banking income increased from $475 thousand in the third quarter of 2011 to $1.1 million in the third quarter of 2012. The Company restructured its mortgage lending business following Piedmont’s investment, hired additional experienced mortgage lenders and continues to benefit from the improving housing market in the Raleigh, North Carolina area as well as the currently low interest rate environment that has encouraged refinancings. The gain on sale of available for sale securities increased $474 thousand in the third quarter due to the sale of certain equity securities.

Non-Interest Expense

Non-interest expense in the third quarter of 2012 totaled $8.8 million compared with $6.8 million in the predecessor third quarter of 2011. Salaries and employee benefits increased by $1.1 million due to additions of commercial and mortgage bankers following Piedmont’s investment. Professional services expense increased by $759 thousand, which was primarily due to higher consulting and contract employee expenses. Also contributing to higher non-interest expense was a $191 thousand increase in occupancy and equipment expense.

Partially offsetting the increase in non-interest expense was a reduction of $133 thousand in federal deposit insurance premium expense primarily due to a lower assessed premium rate and a de-leveraged balance sheet that reduced the assessment base.

Income Taxes

The Company’s income tax expense in the third quarter of 2012 totaled $94 thousand, which represented a 67.1 percent effective tax rate on pre-tax income. This effective tax rate was determined by the Company’s statutory income tax rate adjusted primarily for non-taxable municipal investment income and earnings on bank owned life insurance. The Company did not record any tax benefit associated with the pre-tax loss in the predecessor third quarter of 2011. The valuation allowance on deferred tax assets was increased in the prior year period to reflect a full reserve on the tax benefit generated by losses in that quarter.

Because of the improvement in the Company’s earnings prospects following Piedmont’s investment and based on an analysis of positive and negative evidence related to its deferred tax assets, the Company determined that there was sufficient positive evidence to indicate that it would likely realize the full value of its deferred tax assets over time and therefore established no valuation allowance on its deferred tax assets at September 30, 2012.

Comparison of Results of Operations for the nine months ended
September 30, 2012 (Successor) and September 30, 2011 (Predecessor)

The Company’s net income for the nine months ended September 30, 2012, before adjusting for the effective dividend on preferred stock, was $337 thousand compared to a net loss of $13.5 million for the predecessor nine months ended September 30, 2011. After adjusting for $1.1 million and $1.3 million in dividends and discount accretion on preferred stock for the two respective periods, net loss attributable to common stockholders for the first nine months of 2012 was $787 thousand, or $0.03 per diluted share compared to net loss attributable to common stockholders of $14.8 million, or $1.54 per diluted share for the first nine months of the prior year. Annualized return on average assets was 0.06 percent in the first nine months of 2012 compared to (1.91) percent for the prior year period. Return on average equity for the first nine months of 2012 was 0.31 percent compared to (24.59) percent for the prior year period.

Net Interest Income

Net interest income in the first nine months of 2012 totaled $22.9 million compared to net interest income of $19.1 million in the predecessor first nine months of 2011. Taxable equivalent net interest margin increased from 2.98 percent in the first nine months of 2011 to 4.38 percent in the first nine months of 2012. This significant margin improvement was primarily due to a decline in funding costs as the average rate on total interest-bearing liabilities fell from 2.23 percent in the first nine months of 2011 to 0.93 percent in the first nine months of 2012. Tax equivalent yield on earning assets increased from 4.99 percent in the first nine months of 2011 to 5.15 percent in the first nine months of 2012.

Average earning assets totaled $704.6 million in the first nine months of 2012, which was a decline from $892.3 million in the first nine months of 2011. The decline in average earning assets was due to balance sheet restructuring late in 2011, purchase accounting fair value adjustments, continued resolution of problem assets, and a change in the Company’s business model which has shifted the loan portfolio mix away from construction and speculative land loans toward commercial loans for operating businesses. This decline was comprised of a $117.9 million decrease in the average balance of loans outstanding, a $55.3 million decrease in the average balance of the securities portfolio and a $14.5 million decrease in the average balances of federal funds sold and other interest-earning cash.

Average interest-bearing liabilities totaled $582.7 million in the first nine months of 2012, which was a decline of $221.8 million or 27.6 percent, from $804.5 million in the first nine months of 2011. Average total interest-bearing deposits decreased by $77.7 million, or 12.0 percent, from $646.4 million in the first nine months of 2011 to $568.8 million in the first nine months of 2012. Total average time deposits declined by $81.3 million, of which $63.3 million was related to the Company’s reduction in its exposure to brokered deposits. Average total borrowings decreased by $144.1 million, or 91.2 percent, from $158.0 million in the first nine months of 2011 to $13.9 million in the first nine months of 2012. The significant reduction in average borrowings was primarily due to the early redemption of all outstanding FHLB advances following the Piedmont Investment.

Year-to-date accretion of the discount on purchased non-impaired loans added $489 thousand to net interest income in the first nine months of 2012 and increased earning asset yields by 0.09 percent. Additionally, the Company recorded $835 thousand of income in the first nine months of 2012 related to recovery payments in excess of carrying value on certain purchased credit-impaired loans not grouped in pools. These loan recoveries benefited earning asset yields by 0.16 percent. Net amortization of purchase accounting fair value adjustments on interest-bearing liabilities increased net interest income by $2.3 million in the first nine months of 2012 and lowered the cost of interest-bearing liabilities by 0.53 percent. The remaining decline in the cost of interest-bearing liabilities not attributable to amortization of fair value adjustments was due to the repricing and change in mix of deposits to favor low-cost, core deposits.

The following table summarizes information relating to average balances of the Company’s assets and liabilities as well as the average yield on interest-earning assets, the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively), and the net interest margin for the nine months ended September 30, 2012 and 2011.

	Successor Company			Predecessor Company
	Nine months ended September 30, 2012			Nine months ended September 30, 2011
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Assets
Loans1	$527,968	$24,137	6.11%	$645,915	$27,130	5.62%
Investment securities(2),(3)	147,363	2,995	2.71	202,621	6,071	4.01
Federal funds and other interest-earning	29,244	48	0.22	43,717	75	0.23
Total interest-earning assets(2)	704,575	27,180	5.15%	892,253	33,276	4.99%
Non-interest-earning assets	106,236			54,289
Total assets	$810,811			$946,542

Liabilities and Equity
Interest-bearing NOW	$123,544	466	0.50%	$148,855	$1,950	1.75%
Money market and savings	161,257	773	0.64	132,339	807	0.82
Time deposits	283,983	2,003	0.94	365,254	6,452	2.36
Total interest-bearing deposits	568,784	3,242	0.76	646,448	9,209	1.90
Short-term borrowings	1,668	2	—	4,549	58	1.71
Long-term debt	12,266	814	8.87	153,481	4,135	3.60
Total interest-bearing liabilities	582,718	4,058	0.93%	804,478	13,402	2.23%
Noninterest-bearing deposits	78,900			64,141
Other liabilities	4,514			4,536
Total liabilities	666,132			873,155
Stockholders’ equity	144,680			73,388
Total liabilities and stockholders’ equity	$810,812			$946,543

Net interest income, taxable equivalent		$23,122			$19,874
Interest rate spread(4)			4.22%			2.76%
Tax equivalent net interest margin(5)			4.38%			2.98%

Percentage of average interest-earning assets to average interest-bearing liabilities			120.91%			110.91%

_____________________________________________________________

1.	Loans include mortgage loans held for sale in addition to non-accrual loans.

2.
Yields related investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming income tax rates of 34.0 percent. The taxable-equivalent adjustment was $208 and $746 for 2012 and 2011, respectively.

3.	Investment securities include FHLB stock.

4.	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

5.	Net interest margin represents net interest income divided by average interest-earning assets.

Provision for Loan Losses

Provision for loan losses in the first nine months of 2012 totaled $3.7 million compared to provision of $14.5 million in the predecessor first nine months of 2011. The Company’s loan portfolio was adjusted to estimated fair value at the Piedmont Investment date, and the allowance for loan losses was eliminated. Therefore, the current year-to-date period provision cannot be meaningfully compared to the prior year period due to the application of purchase accounting on the acquired portfolio. In the first nine months of 2012, the Company recorded loan loss provisions of $1.0 million on new loans, $1.8 million on purchased non-impaired loans, and $907 thousand on purchased credit-impaired loans.

The following table summarizes the change in allowance for loan losses for new loans, purchased non-impaired loans and purchased credit-impaired loans in the nine months ended September 30, 2012:

	New Loans	Purchased Non-Impaired	Purchased Credit-Impaired	Total
	(dollars in thousands)
Balance January 1	$227	$—	$—	$227
Net charge-offs	—	(1,693)	—	(1,693)
Provision for loan losses	1,044	1,779	907	3,730

Balance September 30	$1,271	$86	$907	$2,264

For more information on the calculation of the ending allowance for loan losses, see the “Allowance for Loan Losses” discussion in the “Comparison of Financial Condition” section above.

Non-Interest Income

Non-interest income in the first nine months of 2012 totaled $5.7 million compared to $3.6 million in the predecessor first nine months of 2011. The primary reason for this increase is the growth in the Company’s mortgage lending business. Total mortgage banking income increased from $900 thousand in the first nine months of 2011 to $2.4 million in the first nine months of 2012. The Company restructured its mortgage lending business following Piedmont’s investment, hired additional experienced mortgage lenders and continues to benefit from the improving housing market in the Raleigh, North Carolina area as well as the currently low interest rate environment. Other non-interest income increased by $313 thousand primarily due to a benefit of $178 thousand from fair value adjustments on the Company’s interest rate swaps.

Non-Interest Expense

Non-interest expense in the first nine months of 2012 totaled $24.4 million compared with $21.7 million in the predecessor first nine months of 2011. Salaries and employee benefits increased by $2.5 million partially due to a contract termination payment to a former executive and due to the addition of commercial and mortgage bankers following Piedmont’s investment. Other non-interest expense and professional services increased by a combined $1.5 million, which was primarily due to higher contract employee expenses. Also contributing to higher non-interest expense was a $292 thousand increase in occupancy and equipment expense and a $251 thousand increase in data processing expense.

Partially offsetting the increase in year-to-date non-interest expense was a reduction of $439 thousand in federal deposit insurance premium expense primarily due to a lower assessed premium rate and a de-leveraged balance sheet that reduced the assessment base. The Company also reduced foreclosed asset losses by $1.4 million due to a significant reduction in the level of other real estate and foreclosed assets.

Income Taxes

The Company’s income tax expense in the first nine months of 2012 totaled $109 thousand, which represented a 24.4 percent effective tax rate on pre-tax income. Tax expense was determined based on the Company’s statutory income tax rate adjusted primarily for non-taxable municipal investment income and earnings on bank owned life insurance. The Company did not record any tax benefit associated with the pre-tax loss in the predecessor first nine months of 2011. The valuation allowance on deferred tax assets was increased in the prior year period to reflect a full reserve on the tax benefit generated by losses in that period.

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

While a loan is classified as non-accrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the recorded loan balance has been collected, interest income may be recognized on a cash basis. In the case where a non-accrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

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

The Company’s policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely. If a borrower was materially delinquent on payments prior to the restructuring but shows the capacity to meet the restructured loan terms, the loan will likely continue as non-accrual until a period of demonstrated performance under new terms has been established. Lastly, if the borrower does not perform under the restructured terms, the loan is placed on non-accrual status. The Company closely monitors these loans and ceases accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.

Non-performing assets consist of non-accrual loans, accruing loans past due 90 days or more, and foreclosed assets. Loans classified as purchased credit-impaired are included in an acquired loan pool and accrete interest based on a pool yield. Therefore, applicable purchased credit-impaired loans are excluded from non-accrual loans and are classified as accruing loans past due 90 days, if applicable.

The table below summarizes information about the Company’s non-performing loans and non-performing assets as well as certain key credit quality ratios at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Non-accrual loans	$1,695	$—
Accruing loans past due 90 days or more	7,351	22,888
Foreclosed assets	3,828	9,017

Total non-performing assets	$12,874	$31,905

Restructured loans not included above	$—	$—
Allowance for loan losses	$2,264	$227

Allowance for loan losses to total loans	0.42%	0.04%
Non-performing loans to total loans	1.67%	4.14%
Non-performing assets to total assets	1.62%	3.87%

The following table below summarizes information about the Company’s non-performing loans by type at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Carrying Value	Percentage of Total Loans in Category	Carrying Value	Percentage of Total Loans in Category
	(dollars in thousands)
Construction and development	$2,900	0.95%	$10,710	12.76%
Commercial real estate	3,873	5.18%	6,101	1.97%
Residential real estate	1,113	2.06%	4,148	6.19%
Commercial	75	0.13%	798	2.02%
Home equity loans and lines of credit	1,080	2.64%	1,128	2.30%
Consumer	5	0.15%	3	0.09%

Total non-performing loans	$9,046	1.69%	$22,888	4.14%

Analysis of Allowance for Loan and Lease Losses

The allowance for loan losses is established through periodic charges to earnings in the form of a provision for loan losses. Increases to the allowance for loan losses occur as a result of provisions charged to operations and recoveries of amounts previously charged off, and decreases to the allowance occur when loans are charged off. Management evaluates the adequacy of our allowance for loan losses at least quarterly. The evaluation of the adequacy of the allowance for loan losses includes loans evaluated collectively for impairment and loans evaluated individually for impairment and involves considerations of adverse conditions affecting a borrower’s ability to repay, collateral values, historical loan loss experience, current delinquency levels and trends, loan growth, loan portfolio composition, industry diversification, prevailing economic conditions and all other relevant factors.

Because of the Piedmont Investment, the Company’s assets and liabilities were adjusted to fair value at acquisition, and the allowance for loan losses was eliminated. The Company’s methodology for evaluating the allowance for loan losses applies to all loans originated subsequent to the Piedmont Investment, or new loans, and acquired loans not identified as purchased credit-impaired. The allowance for loan losses of $2.3 million at September 30, 2012 reflected $1.3 million of losses incurred on new loans and $86 thousand of losses incurred on purchased non-impaired loans. For purchased credit-impaired loans, estimates of cash flows expected to be collected are updated each reporting period, and probable pool-level decreases in cash flows are charged to the provision for loan losses. Total impairment of $907 thousand was recorded to the allowance for loan losses on purchased credit-impaired loans at September 30, 2012.

The Company uses an internal grading system to assign the degree of inherent risk on each loan in the portfolio. The risk grade is initially assigned by the lending officer and reviewed by the loan administration function. The internal risk grading system is reviewed and tested periodically by an independent third party credit review firm. The allowance for loan losses model uses the Company’s internal loan grading system to segment each category of loans by risk grade. The Company’s internal grading system is comprised of four different risk classifications. Generally, loans with a risk grade of Pass demonstrate various degrees of risk, but each is considered to have the capacity to perform in accordance with the terms of the loan. These loans are evaluated collectively for impairment. Loans with a risk grade of Special Mention, Substandard or Doubtful are generally considered impaired and are individually evaluated for impairment if the balance of the borrowing relationship exceeds $100 thousand. Certain Special Mention loans which continue to accrue interest and have not been restructured are not considered impaired.

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

The following table summarizes the allocation of the allowance for loan losses among various categories of loans at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Amount	% of Total Allowance	Amount	% of Total Allowance
	(dollars in thousands)
Commercial real estate	$691	30.52%	$126	55.51%
Residential real estate	711	31.40	27	11.89
Commercial Construction	341	15.06	19	8.37
Commercial and Industrial	460	20.32	30	13.22
Consumer Construction	19	0.84	2	0.88
Home equity	35	1.55	20	8.81
Consumer	7	0.31	3	1.32

Total allowance for loan losses	$2,264	100.00%	$227	100.00%

The following table summarizes information regarding changes in the allowance for loan losses for the nine months ended September 30, 2012 and 2011:

	Successor Company	Predecessor Company
	Nine months ended September 30, 2012	Nine months ended September 30, 2011
	(dollars in thousands)
Allowance for loan losses, beginning of period	$227	$20,702
Charge-offs:
Commercial real estate	—	2,394
Commercial and Industrial	105	1,556
Commercial Construction	46	7,965
Residential real estate	3	520
Consumer Construction	—	—
Home equity	1,404	794
Consumer	135	29
Total charge-offs	1,693	13,258
Recoveries:
Commercial real estate	—	37
Commercial and Industrial	—	83
Commercial Construction	—	447
Residential real estate	—	45
Consumer Construction	—	—
Home equity	—	32
Consumer	—	2
Total recoveries	—	646
Net charge-offs	1,693	12,612
Provision for loan losses	3,730	14,511
Allowance for loan losses, end of period	$2,264	$22,601

Net charge-offs to average loans (annualized)	0.43%	2.61%

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

At September 30, 2012, liquid assets (which include cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) totaled $147.8 million, which represented 18.6 percent of total assets and 23.3 percent of total deposits. Supplementing this on-balance sheet liquidity, the Company has available off-balance sheet liquidity in the form of lines of credit from various correspondent banks which totaled $327.0 million at September 30, 2012. At September 30, 2012, outstanding commitments for undisbursed lines of credit and letters of credit totaled $111.6 million and outstanding capital commitments to a private investment fund were $175 thousand. Management believes that the aggregate liquidity position of the Company is sufficient to meet deposit maturities and withdrawals, borrowing commitments and loan funding requirements. Core deposits (total deposits less brokered deposits), one of our most stable sources of liquidity, together with common equity capital funded $672.9 million, or 84.8 percent, of total assets at September 30, 2012 compared with $681.0 million, or 81.4 percent, of total assets at December 31, 2011.

Total stockholders’ equity decreased by $215 thousand, from $143.1 million at December 31, 2011 to $142.8 million at September 30, 2012. This decrease was partially due to a $2.1 million decrease in retained earnings, which resulted from net income less dividends and accretion on preferred stock in the first nine months of 2012, and was partially offset by a $1.7 million increase in accumulated comprehensive income from higher net unrealized gains on the available for sale securities portfolio.

Certain capital ratios are required to be reported in periodic regulatory filings by bank holding companies and individual banks owned by those holding companies. However, due to the Piedmont ownership of the Company, only Piedmont and CSB are required to file such reports. Therefore, the capital ratios for the Company provided below are based on the calculation requirements of such reports but will not be filed with any regulatory agencies. At September 30, 2012, the Company had a leverage ratio of 12.4 percent, a Tier 1 capital ratio of 14.1 percent, and a total risk-based capital ratio of 15.5 percent. These ratios exceed all federal regulatory capital requirements. The Company’s tangible equity to tangible assets ratio increased from 14.52 percent at December 31, 2011 to 15.31 percent at September 30, 2012, and its tangible common equity to tangible assets ratio decreased slightly from 11.50 percent at December 31, 2011 to 12.11 percent at September 30, 2012. At September 30, 2012, CSB had a leverage ratio of 12.21 percent and a total risk-based capital ratio of 15.20 percent.

Capital Analysis
	September 30, 2012	Regulatory Minimum	Well Capitalized Requirement
	(Dollars in thousands)
Tier 1 capital	$92,534
Tier 2 capital	9,109
Total capital	$101,643
Risk-adjusted assets	$655,789

Risk-based capital ratios
Tier 1 capital	14.11%	4.00%	6.00%
Total capital	15.50%	8.00%	10.00%
Tier 1 leverage	12.43%	3.00%	5.00%

Other Ratios
Tangible equity to tangible assets	15.31%
Tangible common equity to tangible assets	12.11%

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1a. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Debt

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2.1	Agreement and Plan of Merger, dated August 10, 2012, by and among Crescent Financial Bancshares, Inc., Crescent State Bank and VantageSouth Bank.(1)

2.2	Agreement and Plan of Merger, dated as of September 25, 2012, by and between ECB Bancorp, Inc. and Crescent Financial Bancshares, Inc. (2)

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

_____________________________________________________________

(1) Incorporated by reference to the Exhibit 2.1 to Crescent Financial Bancshares, Inc.'s Current Report on Form 8-K dated August 13, 2012.

(2) Incorporated by reference to the Exhibit 2.1 to Crescent Financial Bancshares, Inc.'s Current Report on Form 8-K dated September 25, 2012.

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

CRESCENT FINANCIAL BANCSHARES, INC.

Date:	November 13, 2012	By:	/s/ Scott M. Custer
Scott M. Custer
President and Chief Executive Officer

Date:	November 13, 2012	By:	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer