Form 10-K
period 2012-12-31
Crescent Financial Bancshares, Inc.
filed 2013-03-29
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

COMMISSION FILE NUMBER 000-32951
CRESCENT FINANCIAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-2915089
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $14,153,493.
Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date: 35,779,127 shares of Common Stock outstanding as of March 29, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Act of 1934, as amended, for the Company’s Combined Annual Meeting of Stockholders are incorporated into Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this Annual Report, including, without limitation, matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or the future financial performance of Crescent Financial Bancshares, Inc. (the “Company”) or its wholly-owned subsidiary, VantageSouth Bank (the “Bank”), and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•
changes in political and economic conditions, including the political and economic effects of the recent economic downturn and other major developments, including the ongoing war on terrorism, continued tensions in the Middle East, and the ongoing economic challenges facing the European Union;

•
changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including, without limitation, reduced rates of business formation and growth, commercial and residential real estate development, and real estate prices;

•	the Company's ability to comply with any requirements imposed on it or the Bank by their respective regulators, and the potential negative consequences that may result;

•	the impacts of renewed regulatory scrutiny on consumer protection and compliance led by the newly-created Consumer Finance Protection Bureau;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, which could affect availability, market liquidity levels, and pricing;

•	governmental monetary and fiscal policies, including the undetermined effects of the Federal Reserve's “Quantitative Easing” program, as well as other legislative and regulatory changes;

•	changes in capital standards and asset risk-weighting included in proposed Federal Reserve rules to implement the so-called “Basel III” accords;

•
the possibility that the proposed acquisition of ECB Bancorp, Inc. (“ECB”) does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;

•
the Company's participation or lack of participation in governmental programs implemented under the Emergency Economic Stabilization Act (the “EESA”) and the American Recovery and Reinvestment Act (the “ARRA”), including, without limitation, the Capital Purchase Program (“CPP”) administered under the Troubled Asset Relief Program (“TARP”);

•
the risks of changes in interest rates or an unprecedented period of record-low interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

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

For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report beginning on Page 21.

PART I

ITEM 1. BUSINESS

Organization

Crescent Financial Bancshares, Inc. (hereinafter referred to as the “Company” or "Crescent Financial"), is a bank holding company incorporated under the laws of Delaware in 2011 and is a successor company to Crescent Financial Corporation, which was a bank holding company incorporated under the laws of North Carolina in 2001. The Company conducts its business operations primarily through its commercial bank subsidiary, VantageSouth Bank (formerly known as Crescent State Bank). The Company's headquarters are located at 3600 Glenwood Avenue, Suite 300, Raleigh, North Carolina 27612. Crescent Financial is a subsidiary of Piedmont Community Bank Holdings, Inc. ("Piedmont").

VantageSouth Bank (or the "Bank") was incorporated in 1998 as a North Carolina-chartered commercial bank. The Bank serves central North Carolina to the coast with twenty full service branch offices located in Apex, Burlington (2), Cary (2), China Grove, Clayton, Fayetteville, Garner, Holly Springs, Knightdale, Pinehurst, Raleigh (3), Salisbury, Sanford, Southern Pines and Wilmington (2), North Carolina. Additional information about the Bank's branch offices is included in Item 2. Properties.

VantageSouth Bank is a community bank focused on being the bank of choice for businesses, business owners, and professionals in its markets. The Bank is accomplishing this by creating mutually beneficial and robust relationships with its customers and positively impacting its communities. In addition to offering standard banking products and services, the Bank builds relationships with its customers by understanding their personal and business challenges and goals, and providing tangible solutions. The Bank offers a broad range of banking services, including checking and savings accounts, individual retirement accounts (“IRAs”), certificates of deposit (“CDs”), commercial, consumer and personal loans, mortgage banking services and other associated financial services. These banking services are offered through the Bank's branch network and certain services are offered through its online banking platform.

Piedmont Acquisition of Crescent Financial

Piedmont was established in 2009 as a bank holding company headquartered in Raleigh, North Carolina for the purpose of building a community banking franchise in the North Carolina, South Carolina, and Virginia markets. On November 18, 2011, Crescent Financial completed the issuance and sale to Piedmont of 18,750,000 shares of common stock for $75.0 million in cash, or $4.00 per share. As part of its investment, Piedmont also made a tender offer to Crescent Financial's stockholders pursuant to which it purchased 6,128,423 shares of Crescent Financial's common stock for $29.1 million, or $4.75 per share (the "Tender Offer"). As a result of Piedmont's investment and the Tender Offer, Piedmont acquired approximately 88 percent of Crescent Financial's outstanding common stock.

Crescent Financial's financial condition and results of operations were significantly impacted by Piedmont's investment. Because of the level of Piedmont's ownership and control following the controlling investment, push-down accounting was applied. Accordingly, Crescent Financial's assets, liabilities and non-controlling interests were adjusted to estimated fair value at the acquisition date, and the allowance for loan losses was eliminated.

Piedmont Acquisition of VantageSouth Bank

VantageSouth Bank ("Legacy VantageSouth") was organized and incorporated under the laws of the State of North Carolina and commenced operations in 2006. Prior to its merger with Crescent State Bank on November 30, 2012, Legacy VantageSouth was headquartered in Burlington, North Carolina and operated five branch offices in central North Carolina. On February 19, 2010, Legacy VantageSouth sold 1,768,794 shares of its newly issued Series A Convertible Perpetual Preferred Stock (the “Series A Stock”) to Piedmont for an aggregate price of $7.7 million, or $4.35 per share. The Series A Stock was immediately convertible on a one-for-one basis into shares of Legacy VantageSouth’s common stock, which totaled approximately 62 percent of its outstanding common stock at the date of Piedmont's investment (as adjusted for the assumed conversion of the Series A Stock). The investment in Legacy VantageSouth gave Piedmont voting control over a majority of Legacy VantageSouth’s outstanding common stock and the ability to control the election of Legacy VantageSouth’s Board of Directors.

Piedmont Acquisition of Community Bank of Rowan
and Merger of Community Bank of Rowan into Legacy VantageSouth

On April 19, 2011, Piedmont acquired Community Bank of Rowan, a North Carolina-chartered bank (“Rowan”). Piedmont purchased all 813,083 shares of Rowan’s common stock for an aggregate purchase price of $9.5 million. Immediately following the acquisition, Piedmont purchased an additional 569,158 shares of newly issued common stock for an aggregate price of $7.0 million. Since Piedmont owned 100 percent of Rowan following its acquisition, purchase accounting fair value adjustments were pushed down to Rowan’s financial statements at that date. In addition, Legacy VantageSouth and Rowan became commonly controlled by Piedmont beginning on the date of Piedmont’s acquisition of Rowan.

On February 1, 2012, a transaction was completed whereby Piedmont purchased the remaining non-controlling interests in Legacy VantageSouth and simultaneously merged Rowan into Legacy VantageSouth. Piedmont purchased all remaining shares of Legacy VantageSouth common stock from non-controlling shareholders for an aggregate purchase price of $4.8 million, or $4.35 per share. Following this transaction, Piedmont wholly owned the combined Legacy VantageSouth except for directors' qualifying shares. Because Piedmont purchased the remaining non-controlling common stock of Legacy VantageSouth with this transaction, push-down accounting was applied to Legacy VantageSouth so that the basis reported in Legacy VantageSouth’s financial statements from that date forward reflected Piedmont’s basis in Legacy VantageSouth. The merger of Rowan into Legacy VantageSouth was a merger of commonly controlled companies and was accounted for in a manner similar to a pooling of interests transaction.

Merger of Legacy VantageSouth into Crescent Financial and Change in Reporting Entity

On November 30, 2012, Crescent Financial completed the merger of Legacy VantageSouth into Crescent State Bank in a share exchange. All outstanding Legacy VantageSouth shares of common stock were converted into Crescent Financial's shares at a 5.3278 exchange ratio for a total transaction value of $35.0 million. At the time of merger, Piedmont owned all outstanding shares of Legacy VantageSouth except for directors' qualifying shares. Piedmont owned approximately 90 percent of the Company's outstanding common stock following the merger. The Company re-branded its wholly-owned banking subsidiary as VantageSouth Bank immediately following the merger.

The merger of Legacy VantageSouth into Crescent State Bank was a merger of commonly controlled companies and was accounted for in a manner similar to a pooling of interests transaction. Thus, the Company's financial statements have been retrospectively adjusted to combine the financial statement balances of Crescent Financial and Legacy VantageSouth beginning on November 18, 2011, the date the two companies became commonly controlled by Piedmont. In addition, periods prior to the date of common control reflect only Legacy VantageSouth's historical balances since it was the first company acquired by Piedmont, which resulted in a change in reporting entity.

Proposed ECB Bancorp, Inc. Merger

On September 25, 2012, the Company entered into a merger agreement with ECB Bancorp, Inc. ("ECB"). Pursuant to the ECB merger agreement, ECB will merge with and into Crescent Financial, which will be the surviving bank holding corporation in the merger. Immediately following the merger, The East Carolina Bank, a North Carolina banking corporation and a wholly-owned subsidiary of ECB, will be merged with and into VantageSouth Bank. At the time of the merger, ECB's outstanding shares of common stock will be converted into the right to receive 3.55 shares of the common stock of the Company.

The merger has received all regulatory and stockholder approvals and is expected to be completed in April 2013. ECB is a bank holding company, headquartered in Engelhard, North Carolina. As of December 31, 2012, ECB had total consolidated assets of $899.6 million, loans of $509.4 million, and deposits of $751.7 million. The East Carolina Bank has twenty-five branch offices in eastern North Carolina stretching from the Virginia to South Carolina state lines east of Interstate 95. ECB offers a full range of financial services, including mortgage, agricultural banking and wealth management services.

Lending Activities

The Company provides a wide range of business and consumer loans in the markets it serves. Its objective is to have a well-diversified and balanced loan portfolio focusing on commercial and industrial, consumer and commercial real estate loans. In order to manage loan portfolio risk, the Company has established concentration limits by borrower, product type, maturity, loan structure, industry and geography. The majority of business loans are secured by business assets and real estate. Consumer loans are primarily secured with personal assets and real estate. Underwriting is primarily focused on the underlying cash flow of the business or consumer and secondarily on assets securing the loans.

The Company's loan policies and procedures establish the basic guidelines governing its lending operations. The guidelines address the types of loans that are sought, target markets, underwriting, collateral requirements, terms, interest rate, yield considerations and compliance with laws and regulations. The loan policies are reviewed and approved annually by the Board of Directors of the Bank.

The summary below provides a overview of the Company's current lending practices. Because of Piedmont's bank acquisitions in 2010 and 2011, the acquired loan portfolios do not necessarily reflect the Bank's current focus and lending strategy. Acquired loan amounts were adjusted to estimated fair value in purchase accounting and are being serviced and managed according to the specific circumstances of each loan and borrower relationship.

Commercial and Industrial Loans. Commercial and industrial loans are a focus of the Bank. These loans are typically for working capital, equipment, and business expansion. Commercial and industrial loans are generally secured by accounts receivable, inventory, equipment and owner-occupied real estate. With few exceptions, the Bank requires personal guarantees from the principal business owners. Commercial loans are generally originated with one to seven year maturities for working capital and equipment loans and five to seven year maturities with 15 to 25 year amortizations for owner-occupied real estate. Commercial and industrial loans totaled $98.7 million as of December 31, 2012.

Commercial Real Estate Loans. Commercial real estate loans for stabilized properties are a focus of the Bank. These loans are secured principally by leased apartments, retail centers, and commercial office and industrial buildings, acquired by the borrower for both investment and owner-occupied purposes. The Bank's emphasis is on lending for stabilized, income-producing properties and not on speculative projects. The Bank generally requires the personal guaranty of the principal business owners on all such loans. The real estate collateral is a secondary source of repayment. Commercial real estate loans are generally originated with three-to-seven year maturities with up to 25-year amortizations. Owner-occupied commercial real estate loans totaled $149.9 million, and non-owner-occupied commercial real estate loans totaled $243.0 million as of December 31, 2012.

Construction Loans. Commercial construction loans for owner-occupied buildings and projects that are pre-sold or pre-leased are a focus of the Bank. These loans are generally originated with one to five year maturities and may have an amortization feature that could extend up to 25 years. The Bank's focus on one-to-four family residential construction loans is to borrowers who are the primary end users or to a builder where the home is pre-sold to the end user and where the loan is repaid when the end user secures a permanent mortgage. These loans are generally originated with maturities up to 18 months in length. Construction loans to builders for speculative residential homes are not a focus. Any loans made in this product would be to well-established, well-capitalized regional builders. Through its Builder Finance division, the Bank lends to builders in its markets who have demonstrated a favorable record of performance and profitable operations.  The Bank's loan policies require personal guarantees of the principal business owners. Commercial construction loans and one-to-four family residential construction loans to home builders totaled $72.6 million as of December 31, 2012. Construction loans to consumers totaled $6.2 million as of December 31, 2012.

Consumer Loans, Home Equity Lines of Credit and Residential Real Estate Loans. Consumer loans include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans. Residential real estate loans are made for purchasing and refinancing one-to-four family properties. The Bank offers fixed and variable rate options but generally limits the maximum term to five to seven years for non-real estate secured loans. Home equity loans and lines of credit, residential real estate loans, and other consumer loans totaled $63.5 million, $125.3 million, and $4.3 million, respectively, as of December 31, 2012.

Mortgage Loans. The Bank provides customers access to long-term conventional real estate loans through its mortgage loan department. The loans are funded by the Bank and are sold to national investors/servicers.

Government Guaranteed Loans. The Bank provides loans guaranteed by the Small Business Administration (“SBA”) for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. SBA loans held for investment totaled $19.9 million as of December 31, 2012 and were primarily classified as commercial and industrial and commercial real estate loans and were included in the balances disclosed above. SBA loans held for investment represent primarily unguaranteed balances. SBA loans held for sale to investors totaled $6.8 million as of December 31, 2012.

Loan Approvals. The Bank's loan policies and procedures establish the basic guidelines governing lending operations. Generally, the guidelines address the type of loans sought, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans and credit lines are subject to approval procedures and exposure limits. Bankers are assigned to work with specific credit administration officers, and any loans must be approved by the designated credit administration officer prior to origination. Loans where the total borrower credit exposure exceeds $7.5 million must also be approved by the Bank's Chief Operating Officer. Exposure over $10 million must be approved by the Bank's Board of Directors' Loan Commitment Committee. Lending policies are reviewed and approved at least annually by the Board of Directors.

Loan Review. Responsibility for loan review resides with the Loan Review Officer. To supplement internal loan review resources, the Bank has engaged an independent third-party loan review group, which together form our combined internal loan review function. The Bank's combined internal loan review function reports to the Audit Committee of the Board of Directors, and the Audit Committee approves the annual loan review plan. Responsibility for loan underwriting, compliance and document monitoring reside with the credit administration department, the compliance department and loan operations department, respectively. On an annual basis, the Board of Directors determines and approves the Chief Operating Officer's lending authority, who then delegates lending authorities to credit administration officers.

Credit Cards. The Bank offers a credit card on an agency basis as an accommodation to its customers but assumes none of the underwriting risk.

Loan Participations. At times, the Bank may purchase and sell loan participations to or from other banks within and outside its market area. All loan participations purchased are underwritten using the Bank's standard and customary underwriting criteria.

Asset Quality. The Company considers asset quality to be of primary importance. It is the responsibility of each banker and credit administration officer to assign an appropriate risk grade to every loan originated, reviewed and renewed. The loan review function evaluates compliance with established underwriting and risk grading standards and provides a report detailing the conclusions of all internal and external reviews to the Board of Directors and senior management. The Bank’s loan policies require management to address any criticisms raised during the loan review and to take appropriate actions where warranted. The Bank also employs a special assets group which is responsible for maximizing the collection of amounts owed to the Bank related to problem assets. In addition to developing workout and repayment plans with borrowers, as appropriate, the special assets group takes appropriate legal action to file claims and judgments to recover amounts owed to the Bank.

Commitments and Contingent Liabilities

In the ordinary course of business, the Company enters into various types of transactions that include commitments to extend credit. The Company applies the same credit standards to these commitments that it utilizes in all of its lending activities and has included these commitments in its lending risk evaluations. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. See Note N "Commitments and Contingencies" in the “Notes to Consolidated Financial Statements” for more information.

Investment Activities

The Company's investment portfolio plays a major role in the management of liquidity and interest rate sensitivity and, therefore, it is managed in the context of the overall balance sheet. The Company invests in securities as allowable under bank regulations and its investment policy. These securities include obligations of the U.S. Treasury, U.S. government agencies, U.S. government-sponsored entities, including mortgage-backed securities, bank eligible obligations of any state or political subdivision, privately-issued residential and commercial mortgage-backed securities, bank eligible corporate bonds, mutual funds and limited types of equity securities.

The securities portfolio generates some of the Company's interest income and serves as a necessary source of liquidity. Debt and equity securities that will be held for indeterminate periods of time, including securities that the Company may sell in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale. The Company carries these investments at market value, which it generally determines by using published quotes or a pricing matrix obtained at the end of each month. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of applicable income tax, as a component of accumulated other comprehensive income in stockholders’ equity until realized.

Deposit Activities

Deposits are the primary source of funds for the Company's lending and investing activities; therefore, deposit cost is the largest driver of interest expense. The Company provides a range of deposit services to businesses and individuals, including non-interest bearing checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of December 31, 2012, brokered deposits represented approximately 9 percent of total deposits, which was a decline from 16 percent as of December 31, 2011.

Borrowed Funds

As additional sources of funding, the Company has established borrowing arrangements with the Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) and other correspondent banks. The Company uses advances from the FHLB under a line of credit equal to 30 percent of the Bank's total assets. The maximum credit available totaled $238.0 million as of December 31, 2012. The Company had $15.0 million in outstanding FHLB advances and $223.0 million in remaining credit available as of December 31, 2012. Pursuant to collateral agreements with the FHLB, as of December 31, 2012, investment securities available for sale totaling $2.8 million and loans totaling $228.0 million were pledged against future advances.

The Company has also established a borrowing relationship at the Federal Reserve Bank’s discount window. As of December 31, 2012, the Company had pledged as collateral $6.8 million of loans to the discount window. The pledged loans are construction loans, commercial and industrial loans and consumer loans. The Federal Reserve Bank has established lending margins on the various collateral types, and the loans pledged allow the Company to borrow between 60 and 65 percent of the collateral value. The Company had no outstanding discount window borrowings as of December 31, 2012.

The Company may purchase federal funds through unsecured lines of credit aggregating $75.0 million. These lines are intended for short-term borrowing needs and are subject to restrictions limiting the frequency and terms of the advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no federal funds purchased as of December 31, 2012.

Long-Term Debt

Trust Preferred Securities

In August 2003, $8.0 million in trust preferred securities were issued through Crescent Financial Capital Trust I (the “Trust”). The Trust invested the total proceeds from the sale of its trust preferred securities (“TRUPs”) in junior subordinated deferrable interest debentures issued by the Company. The Company fully and unconditionally guarantees the TRUPs. The Company's obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness. These TRUPs qualify as Tier 1 capital for regulatory capital purposes, subject to certain limitations. The TRUPs mature on October 7, 2033 and are redeemable, subject to approval by the Federal Reserve, on a quarterly basis.

The TRUPs pay cumulative cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 3.10 percent. The dividends paid to holders of the TRUPs, which are recorded as interest expense, are deductible for income tax purposes. The Company elected to defer interest payments on its TRUPs beginning with the payment due April 7, 2011. Under the terms of the indenture governing the junior subordinated debentures, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. In the second quarter of 2012, the Company received approval from the Federal Reserve Bank of Richmond to resume interest payments on its TRUPs and paid all accrued deferred interest plus current interest on the quarterly payment date of July 7, 2012.

In May 2012, the Company purchased an interest rate cap contract which began in July 2012. This derivative financial instrument caps the interest rate on the the full $8.0 million notional amount of the TRUPs at 3.57 percent through July 2017. In the event that the variable rate on the TRUPs exceeds the cap rate, the counterparty would pay the Company the difference between the variable rate due to the holders of the debentures and the cap rate. See Note I "Borrowings" and Note M "Derivative Financial Instruments" in the “Notes to Consolidated Financial Statements” for additional information regarding the TRUPs and the interest rate cap.

Subordinated Term Loan

In September 2008, the Bank entered into an unsecured subordinated term loan agreement in the amount of $7.5 million. The agreement requires the Bank to make quarterly payments of interest at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 4.00 percent. The subordinated term loan qualifies as Tier 2 capital for regulatory capital purposes, subject to a phase out of the capital qualification five years prior to maturity.

The subordinated term loan agreement matures on October 18, 2018 and can be prepaid, subject to the approval of the FDIC and other Governmental Authorities (if applicable), beginning on October 1, 2013 unless the loan ceases to be deemed Tier 2 capital for regulatory capital purposes. Should the loan cease to be considered Tier 2 capital for regulatory capital purposes, the debt can either be structured as senior debt of the Bank or be repaid.

In May 2012, the Company purchased an interest rate cap contract which began in July 2012. This derivative financial instrument caps the interest rate on the the full $7.5 million notional amount of the subordinated term loan at 4.47 percent through July 2017. In the event that the variable rate on the subordinated term loan exceeds the cap rate, the counterparty would pay the Company the difference between the variable rate due on the subordinated term loan and the cap rate. See Note I "Borrowings" and Note M "Derivative Financial Instruments" in the “Notes to Consolidated Financial Statements” for additional information regarding the subordinated term loan and the interest rate cap.

Primary Market Area

Management views the Company's target market area for both organic and acquisition growth as the Interstate 85 growth corridor, which has been identified by demographers as a key U.S. "mega region" for the next forty years. This corridor includes areas in North Carolina, South Carolina and Virginia. North Carolina's population is projected to grow by three million people by 2030. North Carolina is currently the tenth largest state in the U.S. and is projected to be the seventh largest state by 2030. North Carolina has been the number one state in the U.S. for corporate relocations in eight out of the last nine years. The Raleigh-Cary, North Carolina metropolitan statistical area ("MSA"), which is the heart of the Company's footprint, is the fifth fastest growing metropolitan area in the U.S. This growth is primarily driven by the education, technology, healthcare and state government sectors.

The following table highlights some important economic indicators and demographic trends for the Company's and ECB's current markets.

Target Metropolitan Statistical Area	Number of Branches(1)	June 30, 2012 Total MSA Deposits(1) (2)	2012 Total Population*	2012-2017 Projected Population Change*	2012 Median Household Income*	2012-2017 Projected Household Income*	Unemployment Rate*

Raleigh-Cary, NC	10	$469,901	1,177,361	12.9%	$56,678	12.5%	7.5%
Wilmington, NC	6	145,655	373,464	8.6%	43,449	18.2%	10.2%
Greenville, NC	4	123,076	194,791	8.0%	36,424	15.8%	9.6%
Burlington, NC	2	92,401	154,581	6.1%	39,473	20.8%	9.3%
Southern Pines-Pinehurst, NC	2	80,642	91,912	7.9%	44,122	15.3%	8.9%
Fayetteville, NC	1	10,497	378,419	8.2%	40,007	19.2%	10.0%
Target MSAs (3)	25	$922,172	2,370,528	10.4%	$48,874	15.0%	8.5%
Total CRFN (3)	45	$1,664,959	4,647,701	6.2%	$49,287	14.1%	10.3%
North Carolina			9,759,332	6.2%	$42,900	18.5%	9.4%
National			313,129,017	3.5%	$50,157	13.4%	7.9%

* Source: SNL Financial, which derives its information from U.S. census data.
(1) Pro forma giving effect to the Company's proposed acquisition of ECB Bancorp, Inc. which is expected to be completed in April 2013.
(2) In thousands.
(3) Population growth and median household income metrics are deposit weighted by MSA.

Competition

Commercial banking in North Carolina is very competitive. The Company competes in its market areas with large regional and national banking organizations, other federally and state chartered financial institutions such as savings and loan institutions and credit unions, consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many competitors have broader geographic markets and higher lending limits than the Company and are also able to provide more services and make greater use of media advertising. All markets in which the Company has a banking office are also served by branches of the largest banks in North Carolina and the country.

Despite the competition in its market areas, the Company believes that it has certain competitive advantages that distinguish it from its competition. The Company serves the needs of businesses, business owners, and professionals by creating mutually beneficial and robust relationships with its customers and positively impacting its communities. In addition to offering standard banking products and services, the Company's associates build relationships with customers by understanding their personal and business challenges and goals, and providing tangible solutions. The Company offers customers modern banking services and technology with prompt, personal service and friendliness. The Company believes its approach to business builds goodwill among customers, stockholders, and the communities it serves that results in referrals from stockholders and satisfied customers. The Company also relies on traditional marketing to attract new customers. To enhance a positive image in the community, the Company supports and participates in local events and its officers and directors serve on boards of local civic and charitable organizations.

Employees

The Company employed 242 full-time and 23 part-time employees as of December 31, 2012, none of which are covered by a collective bargaining agreement. The Company believes that relations with its employees are good.

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

Regulation of the Company

Because the Company owns all of the capital stock of the Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in North Carolina, the Office of the North Carolina Commissioner of Banks (the “Commissioner”) also regulates and monitors all significant aspects of our operations.

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•
acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5 percent of the bank's voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition, or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served.  The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.  The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

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

Change in Bank Control.   Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25 percent or more of any class of voting securities of the bank holding company.  Control is rebuttably presumed to exist if a person or company acquires 10 percent or more, but less than 25 percent, of any class of voting securities and either:

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

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.”  Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

Support of Subsidiary Institutions.  Under Federal Reserve policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. In addition, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), this longstanding policy has been given the force of law and additional regulations promulgated by the Federal Reserve to further implement the intent of the new statute are possible. As in the past, such financial support from the Company may be required at times when, without this legal requirement, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after the Bank's deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment that we give to a bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

For additional information about this transaction and the Company's participation in the TARP CPP, please see Note Q "Cumulative Perpetual Preferred Stock" in the "Notes to Consolidated Financial Statements" included with this report and the Company's current report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2009.

Use of TARP Proceeds. The Company applied and was approved for participation in the TARP CPP in late 2008. On January 9, 2009, the Company issued and sold to the Treasury (1) 24,900 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and (2) a warrant to purchase 833,705 shares of the Company's common stock for an aggregate purchase price of $24.9 million in cash. The preferred stock qualifies as Tier 1 capital.

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

Payment of Dividends. We are a legal entity separate and distinct from the Bank. The principal source of our cash flow, including cash flow to pay dividends to stockholders, is dividends that we receive from the Bank. As will be noted more fully below, statutory and regulatory limitations apply to the payment of dividends by a subsidiary bank to its bank holding company.

The payment of dividends by us and the Bank may also be affected by other factors, including other restrictions imposed under discretionary powers afforded our state and federal regulators. For example, if, in the opinion of the FDIC, the Bank was engaged in or about to engage in an unsafe or unsound practice, the FDIC could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991 (the “FDIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

When we received a capital investment from the Treasury under the TARP CPP, we became subject to additional limitations on the payment of dividends. These limitations require, among other things, that (i) all dividends for the securities purchased under the TARP CPP be paid before other dividends can be paid and (ii) the Treasury must approve any increases in common dividends for three years following the Treasury's investment.

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

In general, the Sarbanes-Oxley Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies' reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and provided new federal corporate whistleblower protection.

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

In 2010, the Dodd-Frank Act was signed into law and included a permanent delay of the implementation of section 404(b) of the Sarbanes-Oxley Act for companies with non-affiliated public float under $75.0 million (“non-accelerated filer”). Section 404(b) is the requirement to have an independent accounting firm audit and attest to the effectiveness of a Company's internal controls. As the Company currently qualifies as a non-accelerated filer under the SEC rules and expects to remain one through fiscal year 2013, there are no additional costs anticipated for complying with Section 404(b).

Regulation of the Bank

The Bank is an insured, North Carolina-chartered bank. The Bank's deposits are insured as part of the FDIC's Deposit Insurance Fund (“DIF”), and it is subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the Commissioner. The FDIC and the Commissioner are the Bank's primary federal and state banking regulators. The Bank is not a member bank of the Federal Reserve.
As an insured bank, the Bank is prohibited from engaging as principal in any activity that is not permitted for national banks unless (1) the FDIC determines that the activity or investment would not pose a significant risk to the DIF, and (2) the Bank is, and continue to be, in compliance with the capital standards that apply to it. The Bank also is prohibited from directly acquiring or retaining any equity investment of a type or in an amount that is not permitted for national banks.

The FDIC and the Commissioner regulate all areas of the Bank's business, including its reserves, mergers, payment of dividends and other aspects of its operations. They regularly examine the Bank, and the Bank must furnish periodic reports to the FDIC and the Commissioner containing detailed financial and other information about its affairs. The FDIC and the Commissioner have broad powers to enforce laws and regulations that apply to the Bank and to require it to correct conditions that affect its safety and soundness. Among others, these powers include issuing cease and desist orders, imposing civil penalties, and removing officers and directors, and their ability otherwise to intervene in the Bank's operation if their examinations of the bank, or the reports it files, reflect a need for them to do so.

The Bank's business also is influenced by prevailing economic conditions and governmental policies, both foreign and domestic, and by the monetary and fiscal policies of the Federal Reserve. The Bank is not a member of the Federal Reserve. However, under the Federal Reserve's regulations, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. Currently, no reserves are required on the first $10.7 million of transaction accounts, but a bank must maintain reserves equal to 3.0 percent on aggregate balances between $10.7 million and $58.8 million, and reserves equal to 10.0 percent on aggregate balances in excess of $58.8 million. The Federal Reserve may adjust these percentages from time to time. Because the Bank's reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank or with a qualified correspondent bank, one effect of the reserve requirement is to reduce the amount of the bank's assets that are available for lending and other investment activities. The Federal Reserve's actions and policy directives determine to a significant degree the cost and availability of funds the Bank obtains from money market sources for lending and investing, and they also influence, directly and indirectly, the rates of interest the bank pays on time and savings deposits and the rates it charges on commercial bank loans.

Dodd-Frank Act. During 2010, the bank regulatory landscape was dramatically changed by the Dodd-Frank Act which was enacted on July 21, 2010 and which implements far-reaching regulatory reform. Among its many significant provisions, the Dodd-Frank Act:

•
established the Financial Stability Oversight Council made up of the heads of the various bank regulatory and other agencies to identify and respond to risks to U.S. financial stability arising from ongoing activities of large financial companies;

•
established centralized responsibility for consumer financial protection by creating a new Consumer Financial Protection Bureau which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws with respect to financial institutions with over $10 billion in assets;

•
required that banking agencies establish for most bank holding companies the same leverage and risk-based capital requirements as apply to insured depository institutions, and that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home states;

•
prohibits bank holding companies from including new trust preferred securities in their Tier 1 capital and, beginning with a three-year phase-in period on January 1, 2013, requires bank holding companies with assets over $15 billion to deduct existing trust preferred securities from their Tier 1 capital;

•
required the FDIC to set a minimum DIF reserve ratio of 1.35 percent and that the DIF reserve ratio be increased to that level by September 30, 2020; that FDIC off-set the effect of the higher minimum ratio on insured depository institutions with assets of less than $10 billion; and that FDIC change the assessment base used for calculating insurance assessments from the amount of insured deposits to average consolidated total assets minus average tangible equity;

•
established a permanent $250,000 limit for federal deposit insurance; provided separate, unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts; and repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•
amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that those fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	required implementation of various corporate governance processes affecting areas such as executive compensation and proxy access by shareholders.

Many provisions of the Dodd-Frank Act are subject to rulemaking by bank regulatory agencies and the SEC and will take effect over time, making it difficult to anticipate the overall financial impact on financial institutions and consumers. However, many provisions in the Dodd-Frank Act (including those permitting the payment of interest on demand deposits and restricting interchange fees) are likely to increase expenses and reduce revenues for all financial institutions.

Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the laws referenced above, fair lending laws and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. Although the Bank has less than $10 billion in assets, the impact of the formation of the CFPB has caused a ripple effect across all bank regulatory agencies, and placed a renewed focus on consumer protection and compliance efforts.

For examples of this new authority, the CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The CFPB has concentrated much of its rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending, and servicing practices. During 2012, the CFPB issued three proposed rulemakings covering loan origination and servicing requirements, which were finalized in January 2013, along with other rules on mortgages. The ability to repay and qualified mortgage standards rules, as well as the mortgage servicing rules, are scheduled to become effective in January 2014. The escrow and loan originator compensation rules are scheduled to become effective in June 2013. A final rule integrating disclosures required by the Truth in Lending Act and the Real Estate Settlement and Procedures Act is expected later this year. We continue to analyze the impact that such rules may have on our business model, particularly with respect to our mortgage banking division.

Restrictions on Payment of Dividends. Under North Carolina law, the Bank may pay dividends only from its undivided profits. However, if the Bank's surplus is less than 50 percent of its paid-in capital stock, then its directors may not declare any cash dividend until the Bank has transferred from undivided profits to surplus 25 percent of its undivided profits or any lesser percentage necessary to raise its surplus to an amount equal to 50 percent of its paid-in capital stock. However, effective October 1, 2012, recently-passed amendments to the North Carolina Banking Code became effective. Under Section 53-4-7 of the revised Banking Code, North Carolina-chartered banks are permitted to pay dividends under state law so long as they maintain regulatory capital ratios sufficient to be considered “adequately capitalized” for regulatory purposes.
In addition to the restrictions described above, other state and federal statutory and regulatory restrictions apply to the Bank's payment of cash dividends. As an insured depository institution, federal law prohibits the Bank from making any capital distributions, including the payment of a cash dividend if it is “undercapitalized” (as that term is defined in the Federal Deposit Insurance Act (the “FDIA”) or after making the distribution would become undercapitalized. If the FDIC believes that the Bank is engaged in, or about to engage in, an unsafe or unsound practice, the FDIC may require, after notice and hearing, that the bank cease and desist from that practice. The FDIC has indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. The FDIC has issued policy statements that provide that insured banks generally should pay dividends only from their current operating earnings, and, under the FDIA, no dividend may be paid by an insured bank while it is in default on any assessment due the FDIC. The Bank's payment of dividends also could be affected or limited by other factors, such as events or circumstances which lead the FDIC to require (as further described below) that it maintain capital in excess of regulatory guidelines.

In the future, the Bank's ability to declare and pay cash dividends will be subject to its board of directors' evaluation of the Bank's operating results, capital levels, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations.

Regulatory Guidance on “CRE” Lending Concentrations. During 2006, the FDIC and other federal banking regulators issued guidance for sound risk management for financial institutions whose loan portfolios are deemed to have significant concentrations in commercial real estate (“CRE”). In March 2008, the FDIC and other federal banking regulators issued further guidance on applying these principles in the current real estate lending environment, and they noted particular concern about construction and development loans. The banking regulators have indicated that this guidance does not set strict limitations on the amount or percentage of CRE within any given loan portfolio, and that they also will examine risk indicators in banks which have amounts or percentages of CRE below the thresholds. However, if a bank's CRE exceeds these thresholds or if other risk indicators are present, the FDIC and other federal banking regulators may require additional reporting and analysis to document management's evaluation of the potential additional risks of such concentration and the impact of any mitigating factors. The March 2008 supplementary guidance stated that banks with significant CRE concentrations should maintain or implement processes to:

•	increase and maintain strong capital levels;

•	ensure that their loan loss allowances are appropriately strong;

•	closely manage their CRE and construction and development loan portfolios;

•	maintain updated financial and analytical information about borrowers and guarantors; and

•	bolster their workout infrastructure for problem loans.
It is possible that regulatory constraints associated with this guidance could adversely affect the Bank's ability to grow CRE assets, and they also could increase the costs of monitoring and managing this component of the bank's loan portfolio.

Capital Adequacy. The Bank is required to comply with the FDIC's capital adequacy standards for insured banks. The FDIC has issued risk-based capital and leverage capital guidelines for measuring capital adequacy, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with regulatory capital requirements.

Under the FDIC's risk-based capital measure, the minimum ratio (“Total Capital Ratio”) of the Bank's total capital (“Total Capital”) to its risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit) is 8.0 percent. At least half of Total Capital must be composed of “Tier 1 Capital.” Tier 1 Capital includes common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and various other intangible assets. The remainder of Total Capital may consist of “Tier 2 Capital” which includes certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of loan loss reserves. A bank that does not satisfy minimum capital requirements may be required to adopt and implement a plan acceptable to its federal banking regulator to achieve an adequate level of capital.

Under the leverage capital measure, the minimum ratio (“Leverage Capital Ratio”) of Tier 1 Capital to average assets, less goodwill and various other intangible assets, generally is 4.0 percent. The FDIC's guidelines also provide that banks experiencing internal, growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and a bank's “Tangible Leverage Ratio” (determined by deducting all intangible assets) and other indicators of a bank's capital strength also are taken into consideration by banking regulators in evaluating proposals for expansion or new activities.
The FDIC also considers interest rate risk (arising when the interest rate sensitivity of the Bank's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of the bank's capital adequacy. Banks with excessive interest rate risk exposure are required to hold additional amounts of capital against their exposure to losses resulting from that risk. Through the risk-weighting of assets, the regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank's lending and trading activities.

The Bank's capital categories are determined solely for the purpose of applying the “prompt corrective action” rules described below and they are not necessarily an accurate representation of its overall financial condition or prospects for other purposes. A failure to meet the capital guidelines could subject the Bank to a variety of enforcement actions under those rules, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and other restrictions on its business. As described below, the FDIC also can impose other substantial restrictions on banks that fail to meet applicable capital requirements.
Basel III Capital Proposals. In June 2012, federal regulators issued proposed rules to implement the capital adequacy recommendations of the Basel Committee on Bank Supervision first proposed in December 2010. These proposals, which are known as “Basel III,” propose significant changes to the minimum capital levels and asset risk-weights for all banks, regardless of size, and bank holding companies with greater than $500 million in assets. Among the many changes in these proposed rules, banks would be required to hold higher levels of capital, a significantly higher portion of which would be required to be Tier 1 capital. Further, beginning in 2016, the ability of a bank or bank holding company to declare and pay dividends or pay discretionary bonuses to certain executive officers would become limited should the bank or bank holding company fail to maintain a “capital conservation buffer” composed of Tier 1 common equity that is 2.5 percent greater than applicable minimum capital requirements. The proposed Basel III rules would also impose significant changes on the risk-weighting of many assets, including home mortgages with high loan to value ratios, certain acquisition, development and construction loans, and certain past due assets. Finally, the proposed rules would also prevent trust preferred securities from counting as Tier 1 capital for the issuer following a ten-year phase out ending in 2022. The comment period for the proposed rules closed in late October 2012, and federal regulators have indicated that implementation of the proposed Base III rules will be delayed.

Prompt Corrective Action. Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, the FDIC has established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) and is required to take various mandatory supervisory actions, and is authorized to take other discretionary actions with respect to banks in the three undercapitalized categories. The severity of any such actions taken will depend upon the capital category in which a bank is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for a bank that is critically undercapitalized.

Under the FDIC's prompt corrective action rules, a bank that (1) has a Total Capital Ratio of 10.0 percent or greater, a Tier 1 Capital Ratio of 6.0 percent or greater, and a Leverage Ratio of 5.0 percent or greater, and (2) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well capitalized.” A bank with a Total Capital Ratio of 8.0 percent or greater, a Tier 1 Capital Ratio of 4.0 percent or greater, and a Leverage Ratio of 4.0 percent or greater, is considered to be “adequately capitalized.” A bank that has a Total Capital Ratio of less than 8.0 percent, a Tier 1 Capital Ratio of less than 4.0 percent, or a Leverage Ratio of less than 4.0 percent, is considered to be “undercapitalized.” A bank that has a Total Capital Ratio of less than 6.0 percent, a Tier 1 Capital Ratio of less than 3.0 percent, or a Leverage Ratio of less than 3.0 percent, is considered to be “significantly undercapitalized,” and a bank that has a tangible equity capital to assets ratio equal to or less than 2.0 percent is deemed to be “critically undercapitalized.” For purposes of these rules, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with various exceptions). A bank may be considered to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating or is subject to a regulatory action that requires heightened levels of capital.

A bank that becomes “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing new branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Also, the FDIC may treat an “undercapitalized” bank as being “significantly undercapitalized” if it determines that those actions are necessary to carry out the purpose of the law.

As of December 31, 2012, all of the Bank's capital ratios were at levels that would qualify it to be “well capitalized” for regulatory purposes.
Powers of the FDIC in Connection with the Insolvency of an Insured Depository Institution. Under the FDIA, if any insured depository institution becomes insolvent and the FDIC is appointed as its conservator or receiver, the FDIC may disaffirm or repudiate any contract or lease to which the institution is a party which it determines to be burdensome, and the disaffirmance or repudiation of which is determined to promote the orderly administration of the institution's affairs. The disaffirmance or repudiation of any of the Bank's obligations would result in a claim of the holder of that obligation against the conservatorship or receivership. The amount paid on that claim would depend upon, among other factors, the amount of conservatorship or receivership assets available for the payment of unsecured claims and the priority of the claim relative to the priority of other unsecured creditors and depositors.

In its resolution of the problems of an insured depository institution in default or in danger of default, the FDIC generally is required to satisfy its obligations to insured depositors at the least possible cost to the deposit insurance funds. In addition, the FDIC may not take any action that would have the effect of increasing the losses to the deposit insurance funds by protecting depositors for more than the insured portion of deposits or creditors other than depositors. The FDIA authorizes the FDIC to settle all uninsured and unsecured claims in the insolvency of an insured bank by making a formal settlement payment after the declaration of insolvency as full payment and disposition of the FDIC's obligations to claimants. The rate of the formal settlement payments will be a percentage rate determined by the FDIC reflecting an average of the FDIC's receivership recovery experience.

Federal Deposit Insurance and Assessments. The Bank's deposits are insured by the FDIC to the full extent provided in the FDIA, and the bank pays assessments to the FDIC for that insurance coverage. The Dodd-Frank Act established a permanent $250 thousand limit for federal deposit insurance coverage. The FDIC may terminate the Bank's deposit insurance if it finds that the bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated applicable laws, regulations, rules or orders.

Under FDIA, the FDIC uses a revised risk-based assessment system to determine the amount of the Bank's deposit insurance assessment based on an evaluation of the probability that the DIF will incur a loss with respect to the bank. That evaluation takes into consideration risks attributable to different categories and concentrations of the Bank's assets and liabilities and any other factors the FDIC considers to be relevant, including information obtained from the Commissioner. A higher assessment rate results in an increase in the assessments the Bank pays to the FDIC for deposit insurance.

The FDIC is responsible for maintaining the adequacy of the DIF, and the amount the Bank pays for deposit insurance is influenced not only by the assessment of the risk it poses to the DIF, but also by the adequacy of the insurance fund at any time to cover the risk posed by all insured institutions. Because the DIF reserve ratio had fallen below the minimum level required by law, during 2008 the FDIC adopted a restoration plan to return the reserve ratio to the minimum level and, during 2009, it imposed a special assessment on insured institutions, increased regular assessment rates, and required that insured institutions prepay their regular quarterly assessments through 2012. More recently, as required by the Dodd-Frank Act, the FDIC has increased the minimum DIF reserve ratio to 1.35 percent which might be achieved by September 30, 2020. Although the Dodd-Frank Act requires the FDIC to offset the effect of the higher minimum ratio on insured depository institutions with assets of less than $10 billion, FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the insurance fund.

Community Reinvestment. Under the Community Reinvestment Act (the “CRA”), an insured institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank's discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured banks, to assess the banks' records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of various applications by those banks. All banks are required to publicly disclose their CRA performance ratings. The Bank received a “Satisfactory” rating in its most recent CRA examination.

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank's financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains, and documents a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the Bank's stated policies and procedures, management's best judgment, and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank's estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date.

Commercial Real Estate Lending. The Bank's lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and non-farm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk, including concentrations in certain types of CRE that may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development, and other land represent 100 percent or more of the institutions total capital, or

•
total commercial real estate loans represent 300 percent or more of the institution's total capital, and the outstanding balance of the institution's commercial real estate loan portfolio has increased by 50 percent or more.

Restrictions on Transactions with Affiliates. The Bank is subject to the provisions of Sections 23A and 23B of the Federal Reserve Act which restrict a bank's ability to enter into certain types of transactions with its “affiliates,” including its parent holding company or any subsidiaries of its parent company. Among other things, Section 23A limits on the amount of:

•	a bank's loans or extensions of credit to, or investment in, its affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	the amount of loans or extensions of credit by a bank to third parties which are collateralized by the securities or obligations of the bank's affiliates; and

•	a bank's guarantee, acceptance or letter of credit issued on behalf of one of its affiliates.

Transactions of the type described above are limited in amount, as to any one affiliate, to 10 percent of a bank's capital and surplus and, as to all affiliates combined, to 20 percent of a bank's capital and surplus. In addition to the amount limitations, each of the above transactions must also meet specified collateral requirements. The Bank also must comply with other provisions designed to avoid the taking of low-quality assets from an affiliate.

Section 23B, among other things, prohibits a bank or its subsidiaries generally from engaging in transactions with its affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Federal law also places restrictions on the Bank's ability to extend credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit:

•	must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties; and

•	must not involve more than the normal risk of repayment or present other unfavorable features.

USA Patriot Act of 2001. The USA Patriot Act of 2001 (the “Patriot Act”) strengthened the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The Patriot Act's impact on financial institutions has been significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification when accounts are opened, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

•
Soldiers' and Sailors' Civil Relief Act of 1940, as amended by the Servicemembers' Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•
Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.
The Bank's deposit operations are subject to federal laws applicable to depository accounts, such as:

•	Truth-In-Savings Act, requiring certain disclosures of consumer deposit accounts;

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers, and other financial institutions; and

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies. The Bank's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve, including its ongoing “Quantitative Easing” program, affect the levels of bank loans, investments, and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. The Bank cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 1A. RISK FACTORS

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

Risks Related to the Company's Business

The Company's financial information reflects the application of the acquisition method of accounting. Any change in the assumptions used in such methodology could have an adverse effect on the Company's results of operations.

As a result of Piedmont's bank acquisitions, our financial results are heavily influenced by the application of the acquisition method of accounting. The acquisition method of accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair value. In addition, the balances of nonperforming assets were significantly reduced by the adjustments to fair value recorded in conjunction with Piedmont's acquisitions. If our fair value assumptions are incorrect or the regulatory agencies to whom we report require us to change or modify its assumptions, such change or modification could have a material adverse effect on our financial condition or results of operations or its previously reported results.

We may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition, and results of operations.

Like other lenders, we face the risk that our customers will not repay their loans. A customer's failure to repay us is usually preceded by missed monthly payments. In some instances, however, a customer may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender's recovery of the credit extended is often limited. Since many of our loans are secured by collateral, we may attempt to seize the collateral when and if customers default on their loans. However, the value of the collateral may not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. The resolution of non-performing assets, including the initiation of foreclosure proceedings, requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities, and will expose the Company to additional legal costs and potential delays. Elevated levels of loan delinquencies and bankruptcies in our market area generally and among our customers specifically can be precursors of future charge-offs and may require us to increase our allowance for loan and lease losses. Higher charge-off rates, delays in the foreclosure process or in obtaining judgments against defaulting borrowers and an increase in our allowance for loan and lease losses may hurt our overall financial performance if we are unable to increase revenue to compensate for these losses and may also increase our cost of funds.

Our loan portfolio mix, which has loans secured by real estate, could result in increased credit risk in a challenging economy.

Our loan portfolio is concentrated in commercial real estate and commercial business loans. These types of loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about heavy loan concentrations in certain types of commercial real estate loans, including acquisition, construction and development loans, and also by geographic segment. Because our loan portfolio contains commercial real estate and commercial business loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in our non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, any of which could have a material adverse impact on our results of operations and financial condition.

Any downturn in the economies or real estate values in the markets we serve could have a material adverse effect on both borrowers' ability to repay their loans and the value of the real property securing such loans. Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans.

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

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and we may need to make adjustments to allow for different economic conditions or adverse developments in our loan portfolio.  Material additions to our allowance would materially decrease our net income.  We expect our allowance to continue to fluctuate throughout 2013; however, given current and future market conditions, we can make no assurance that our allowance will be adequate to cover future loan losses.

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

As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate, likewise increase. Due to the ongoing economic crisis, the amount of OREO we hold may increase. Any additional increase in losses and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales. In addition, at acquisition of the OREO we are required to reflect the fair market value in our financial statements. If the OREO declines in value subsequent to its acquisition, we are required to recognize a loss in connection with continuing to hold the property. As a result, declines in the value of our OREO have a negative effect on our results of operations and financial condition.

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

We may fail to realize all of the anticipated benefits of our pending acquisition of ECB.

The success of our pending acquisition of ECB will depend on, among other things, the ability to successfully combine the Company and ECB. If we are not able to achieve this objective, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer than expected to be realized.

The Company and ECB have operated and, until the completion of the acquisition, will continue to operate, independently. The companies may have challenges integrating different standards, procedures and policies. It is also possible that clients, customers, depositors and counterparties of ECB could choose to discontinue their relationships with the combined company post-acquisition, which could adversely affect our future anticipated performance. These transition matters could have an adverse effect on us during the pre-acquisition period and for an undetermined time after the completion of the acquisition.

We may fail to realize the cost savings estimated for the proposed ECB merger and unanticipated costs associated with the proposed merger could reduce our future earnings per share.

The success of the proposed merger with ECB will depend, in part, on our ability to realize the estimated cost-savings from combining the businesses of the Company and ECB. Our management estimated at the time the proposed merger was announced that it expects to achieve annual cost-savings of approximately $6.8 million. While the Company and ECB continue to believe these cost-savings estimates are achievable as of the date of this document, it is possible that the potential cost-savings could turn out to be more difficult to achieve than originally anticipated. The cost-savings estimates also depend on the ability to combine ECB with our business in a manner that permits those cost-savings to be realized. If the estimates of the Company and ECB turn out to be incorrect or the Company and ECB are not able to successfully combine their two companies, the anticipated cost-savings may not be realized fully or at all, or may take longer than expected to realize.

We believe that we have reasonably estimated the likely incremental costs of the combined operations of the Company and ECB following the merger. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as unanticipated costs to integrate the two businesses, increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on our results of operations and financial condition following the merger. In addition, if actual costs are materially different than expected costs, the merger could have a significant dilutive effect on our earnings per share or book value per share.

Potential future acquisitions, including the proposed ECB merger, may be dilutive to current stockholders.

In the future, we also may encounter difficulties in obtaining required regulatory approvals and unexpected contingent liabilities can arise from the businesses we may acquire. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls, as well as managing relevant relationships with employees, clients, suppliers and other business partners. Integration efforts could divert management attention and resources, which could adversely affect our operations or results.

Given continued market volatility and uncertainty, we may experience increased credit costs or need to take additional markdowns and allowances for loan losses on the assets and loans acquired that could adversely affect our financial condition and results of operations in the future.

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

The economy of North Carolina's coastal region is affected, from time to time, by adverse weather events, particularly hurricanes.  Our market area includes several coastal communities, and following the completion of the proposed merger with ECB, we will have several additional branches located on the Outer Banks and other portions of coastal North Carolina. We cannot predict whether, or to what extent, damage caused by future hurricanes will affect our operations, our customers, or the economies in our banking markets.  However, weather events could cause a disruption in our day-to-day business activities in branches located in coastal communities, a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures, and loan losses.  Even if a hurricane does not cause any physical damage in our market area, a turbulent hurricane season could significantly affect the market value of all coastal property.

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

The impact of the economic downturn on the performance of other financial institutions in our geographic area, actions taken by our competitors to address the current economic downturn, and the public perception of and confidence in the economy generally, and the banking industry specifically, could negatively impact our performance and operations.

All financial institutions are subject to the same risks resulting from a weakened economy such as increased charge-offs and levels of past due loans and nonperforming assets.  As troubled institutions in our market area continue to recognize and dispose of problem assets, the already substantial inventory of residential homes and lots may negatively affect home values and increase the time it takes us or our borrowers to sell existing inventory.  The perception that troubled banking institutions (and smaller banking institutions that are not “in trouble”) are risky institutions for purposes of regulatory compliance or safeguarding deposits may cause depositors nonetheless to move their funds to larger institutions.  If our depositors should move their funds based on events happening at other financial institutions, our operating results would suffer.

A failure in or breach of our operational or security systems, or those of our third party service providers, including as a result of cyber attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

As a financial institution, our operations rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of our systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber attacks, electronic fraudulent activity or attempted theft of financial assets. We cannot assure you that any such failures, interruption or security breaches will not occur, or if they do occur, that they will be adequately addressed. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. We may be required to expend significant additional resources in the future to modify and enhance our protective measures.

Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems. Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

Risks Related to the Company's Regulatory Environment

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including the declaration and payment of cash dividends to common stockholders, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth and operations. Should we fail to comply with these regulatory requirements, federal and state regulators could impose additional restrictions on the activities of the Company and the Bank, which could materially affect our growth strategy and operating results in the future.

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
Rulemaking changes implemented by the CFPB will result in higher regulatory and compliance costs related to originating and servicing mortgages and may adversely affect our results of operations.
The CFPB recently has finalized a number of significant rules which will impact nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The final rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage;” (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator compensation; and (iv) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for “higher priced mortgage loans.”
While the rules generally affect banks our size somewhat less than larger financial institutions, our compliance with the new rule, and its accompanying enforcement by our federal and state regulators, will create operational and strategic challenges for us, as we originate a significant volume of mortgages. For example, business models for cost, pricing, delivery, compensation, and risk management will need to be reevaluated and potentially revised, perhaps substantially. Additionally, programming changes and enhancements to systems will be necessary to comply with the new rules. Some of these new rules will be effective in June 2013, while others will be effective in January 2014. Forthcoming additional rulemaking affecting the residential mortgage business is also expected. Achieving full compliance in the relatively short timeframe provided for certain of the new rules will result in increased regulatory and compliance costs.
We may be required to raise additional capital in the future, including through new increased minimum capital thresholds established by our regulators as part of their implementation of Basel III, but that capital may not be available when it is needed and could be dilutive to our existing stockholders, which could adversely affect our financial condition and results of operations.
We are required by regulatory authorities to maintain adequate levels of capital to support our operations, and our federal and state regulators are considering new regulations, including, but not limited to, a proposed rulemaking by the Federal Reserve to implement Basel III capital and risk-weighting standards. This proposal, if implemented, would require financial institutions to maintain higher minimum capital ratios, and place a greater emphasis on common equity as a component of Tier 1 capital. Further, the proposed rules require higher risk-weights associated with many types of loans, including residential mortgages and construction loans. In order to support the operations at the Bank, we may need to raise capital in the future. Our ability to raise capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise capital, if needed, on terms acceptable to us. If we cannot raise capital when needed, our ability to operate or further expand our operations could be materially impaired. In addition, if we decide to raise equity capital under such conditions, the interest of our stockholders could be diluted.
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

On October 19, 2010, the FDIC adopted a Deposit Insurance Fund (“DIF”) Restoration Plan, which requires the DIF to attain a 1.35 percent reserve ratio by September 30, 2020. In addition, the FDIC modified the method by which assessments are determined and, effective April 1, 2011, adjusted assessment rates, which will range from 2.5 to 45 basis points (annualized), subject to adjustments for unsecured debt and, in the case of small institutions outside the lowest risk category and certain large and highly complex institutions, brokered deposits. Further increased FDIC assessment premiums, due to our risk classification, emergency assessments, or implementation of the modified DIF reserve ratio, could adversely impact our earnings.

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

Piedmont currently owns approximately 90 percent of the Company's outstanding voting power, and, following the closing of the proposed merger with ECB, Piedmont will own approximately 70 percent of the Company's outstanding voting power. As a result, Piedmont will be able to control the election of our directors, determine our corporate and management policies and determine the outcome of any corporate transaction or other matter submitted to our stockholders for approval. Such transactions may include mergers and acquisitions (which may include mergers of the Company and/or its subsidiaries with or into Piedmont and/or Piedmont's other subsidiaries), sales of all or some of the Company's assets (including sales of such assets to Piedmont and/or Piedmont's other subsidiaries) or purchases of assets from Piedmont and/or Piedmont's other subsidiaries, and other significant corporate transactions. Further, as part of these transactions, Piedmont may use its controlling interest in the Company to cause the Company to issue new shares of the Company's common stock on such terms so as to have the effect of diluting the investment of the Company's current stockholders.

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

Our common stock is currently listed on the NASDAQ Global Market. NASDAQ generally requires a majority of directors to be independent and requires independent director oversight over the nominating and executive compensation functions. However, under NASDAQ's rules, if another company owns more than 50 percent of the voting power for the election of directors of a listed company, that company is considered a “controlled company” and exempt from rules relating to independence of the board of directors and the compensation and nominating committees. We are a controlled company because Piedmont owns more than 50 percent of our voting power for the election of directors. Accordingly, we are exempt from certain corporate governance requirements, and holders of our common stock may not have all the protections that these rules are intended to provide.

The trading volume in our common stock has been relatively low, and market conditions and other factors may affect the value of our common stock, which may make it difficult for you to sell your shares at times, volumes or prices you find attractive.

While our common stock is traded on The NASDAQ Global Market, our common stock is thinly traded and has substantially less liquidity than the average trading market for many other publicly traded companies. Trading volume may remain low as a result of Piedmont owning a majority stake in the Company.

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

We can provide no assurances as to when our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) can be redeemed.

Subject to consultation with our banking regulators, we intend to repurchase our Series A Preferred Stock and the warrant issued to the Treasury as part of our participation in the TARP CPP when we believe the overall economy has entered into a sustained period of recovery. However, we can provide no assurance at this time as to when the Series A Preferred Stock can be repurchased, if at all. Until such time as the Series A Preferred Stock is repurchased, we will remain subject to the terms and conditions of those instruments, which, among other things, require us to obtain regulatory approval to repurchase or redeem common stock or our other classes of securities that rank junior to the Series A Preferred Stock or commencing the payment of a dividend on our shares of common stock. Further, so long as our Series A Preferred Stock remains outstanding, its terms and conditions would provide that the dividends payable on the Series A Preferred Stock would continue to accrue until such time as those shares are repurchased from the Treasury, with such cumulative dividends increasing from 5 to 9 percent per annum commencing in January 2014. As a result, so long as our Series A Preferred Stock remains outstanding, we continue to be subject to additional costs and regulatory requirements that could adversely affect our profitability.

Our ability to pay cash dividends on our securities is limited and we may be unable to pay future dividends.

We make no assurances that we will pay any dividends on our securities in the future. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant. The holders of our capital stock are entitled to receive dividends when, and if, declared by our board of directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on capital stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the Bank.

Because we have participated in the TARP CPP, our ability to pay cash dividends on common stock is further limited. Specifically, we may not pay cash dividends on common stock unless all dividends have been paid on the securities issued to the Treasury under the TARP CPP. The TARP CPP also restricts our ability to increase the amount of cash dividends on common stock. Should we defer payment of these dividends for six quarters, the holders of our Series A Preferred Stock will have the right to appoint directors to serve on our board of directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases office space for its corporate headquarters in Raleigh, North Carolina. As of December 31, 2012, the Company operated twenty full service branch offices in Apex, Burlington (2), Cary (2), China Grove, Clayton, Fayetteville, Garner, Holly Springs, Knightdale, Pinehurst, Raleigh (3), Salisbury , Sanford, Southern Pines and Wilmington (2), North Carolina. The Company owns eight of its branch offices and leases the other twelve. The Company also leases office space for its operations center in Cary, North Carolina. Management believes that the premises occupied by the Company are well located, are suitably equipped to serve as financial services facilities, and are adequately covered by insurance.

Net book value of the Company’s real property used for business purposes as well as furniture, fixtures, and equipment was $17.4 million as of December 31, 2012. Additional information relating to premises, equipment and lease commitments is set forth in Note F "Premises and Equipment" in the "Notes to Consolidated Financial Statements" in this report.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party, or of which any of its property is the subject other than routine litigation that is incidental to its business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is traded on the NASDAQ Global Market under the symbol “CRFN.” There were 35,754,247 shares outstanding as of December 31, 2012 owned by approximately 700 stockholders of record. The Company’s stock is considered thinly traded with fewer than 10,000 shares traded, on average, per day. The table below sets forth the quarterly high and low trading prices and closing sales prices for the last two years.

	High	Low	Last
2012
First Quarter	$4.60	$2.88	$3.85
Second Quarter	6.28	3.28	4.52
Third Quarter	5.59	4.46	4.55
Fourth Quarter	5.49	3.51	4.59

2011
First Quarter	$4.25	$2.01	$4.05
Second Quarter	4.19	3.56	4.05
Third Quarter	4.10	2.04	3.00
Fourth Quarter	4.64	2.27	3.44

The Company's ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital, the availability of liquid assets for distribution, and other factors determined relevant by the Company's Board of Directors. The Company's ability to generate liquid assets for distribution is dependent on the ability of VantageSouth Bank to pay dividends to Crescent Financial. The Company has not historically declared or paid any cash dividends on its common stock and does not anticipate paying a dividend in 2013. Dividend restrictions are described the "Supervision and Regulation - Payment of Dividends" section in Item 1 of this report.

In the second quarter of 2012, the Company received approval from the Federal Reserve Bank of Richmond to resume payment of preferred dividends on its Series A Preferred Stock issued to the U.S. Treasury pursuant to the TARP CPP ("TARP Preferred Stock"). The Company had deferred dividend payments on its TARP Preferred Stock beginning with the payment due February 15, 2011, but it paid all deferred cumulative preferred dividends plus current dividends on the quarterly payment date of May 15, 2012. The Company is current on all TARP Preferred Stock dividend payments, which is a requirement to pay any common stock dividends.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock since the last trading day of 2007 with the cumulative return for the same period of: (i) the NASDAQ Composite Index and (ii) the SNL Bank $1B-$5B Index. The graph assumes an investment of $100 on the last trading day of 2007 in the Company’s common stock and in each index and that all dividends, if any, were reinvested.

Total Return Performance

$140
$120
$100
$80
$60
$40
$20
$0
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Crescent Financial Bancshares, Inc.
NASDAQ Composite
SNL Bank $1B-$5B

ITEM 6. SELECTED FINANCIAL DATA

The table below presents summary financial data for the periods presented. The Company's financial data was significantly impacted by Piedmont's acquisitions of Rowan and Crescent Financial in 2011, the two common control mergers in 2012, and push-down accounting that was applied to Legacy VantageSouth's financial statements in February 2012. Financial data for 2011 and 2012 has been retrospectively adjusted to combine results of operations for all companies from the time they became commonly controlled by Piedmont. Predecessor financial data prior to the periods the companies became under common control reflects historical financial data for Legacy VantageSouth only since it was the first company acquired by Piedmont.

	Successor Company	Predecessor Company
(Dollars in thousands, except per share data)	February 1 to December 31,	January 1 to January 31,	As of and for the Years Ended December 31,
	2012	2012	2011	2010	2009	2008
Summary of Operations
Interest income	$43,519	$4,206	$14,334	$4,319	$4,945	$5,025
Interest expense	6,170	633	2,778	1,181	1,909	2,784
Net interest income	37,349	3,573	11,556	3,138	3,036	2,241
Provision for loan losses	5,159	195	880	3,172	1,792	1,050
Net interest income (loss) after the provision for loan losses	32,190	3,378	10,676	(34)	1,244	1,191
Non-interest income	11,327	657	1,716	(824)	280	364
Non-interest expense	43,210	3,236	11,236	3,953	3,066	2,935
Income (loss) before income taxes	307	799	1,156	(4,811)	(1,542)	(1,380)
Income tax expense (benefit)	(3,486)	270	188	—	—	—
Net income (loss)	3,793	529	968	(4,811)	(1,542)	(1,380)
Dividends and accretion on preferred stock	1,346	122	182	—	—	—
Net income (loss) available to common stockholders	$2,447	$407	$786	$(4,811)	$(1,542)	$(1,380)

Per Common Share
Net income (loss), basic	$0.07	$0.01	$0.07	$(0.77)	$(0.27)	$(0.24)
Net income (loss), diluted	$0.07	$0.01	$0.07	$(0.77)	$(0.27)	$(0.24)
Book value	$4.18	NA	$4.08	$0.72	$1.09	$1.32
Tangible book value	$3.37	NA	$3.27	$0.72	$1.09	$1.32
Weighted average shares outstanding:
Basic	35,724,513	35,511,770	10,858,223	6,241,901	5,732,356	5,732,356
Diluted	35,796,731	35,534,050	10,916,115	6,241,901	5,732,356	5,732,356
Common shares outstanding	35,754,247	35,549,785	35,566,535	11,831,770	5,732,356	5,732,356
Balance Sheet Data
Total assets	$1,085,225	NA	$1,087,621	$81,140	$94,766	$94,997
Cash and cash equivalents	50,463	NA	46,472	2,722	10,475	2,630
Investment securities(1)	136,491	NA	170,004	10,454	6,731	10,483
Loans(2)	779,855	NA	740,303	63,402	73,535	77,996
Allowance for loan losses	3,998	NA	2,131	1,880	1,964	1,174
Deposits	873,222	NA	886,244	63,766	78,620	77,559
Stockholders’ equity	173,941	NA	169,509	8,564	6,262	7,595
Selected Performance Ratios
Return on average assets	0.39%	0.58%	0.32%	(5.41)%	(1.61)%	(1.58)%
Return on average stockholders’ equity	2.41%	3.67%	2.56%	(42.49)%	(20.69)%	(16.62)%
Net interest margin	4.40%	4.55%	4.19%	3.78%	3.38%	2.73%
Efficiency ratio(3)	88.77%	76.50%	84.66%	101.96%	92.46%	112.67%
Asset Quality Ratios
Net charge-offs to average loans	0.37%	—%	0.31%	4.77%	1.28%	0.65%
Allowance for loan losses to loans	0.52%	NA	0.29%	2.98%	2.67%	1.50%
Nonperforming loans to loans	2.44%	NA	5.09%	0.71%	8.46%	2.23%
Nonperforming assets to total assets	1.71%	NA	3.44%	1.65%	8.07%	3.13%

	Successor Company	Predecessor Company
(Dollars in thousands, except per share data)	February 1 to December 31,	January 1 to January 31,	As of and for the Years Ended December 31,
	2012	2012	2011	2010	2009	2008
Capital Ratios
Total risk-based capital(4)	14.96%	NA	11.85%	14.65%	9.18%	10.48%
Tier 1 risk-based capital(4)	13.66%	NA	10.59%	13.38%	7.91%	9.23%
Tier 1 leverage(4)	11.45%	NA	8.49%	10.47%	6.29%	7.31%
Tangible common equity to tangible assets	11.42%	NA	10.99%	10.55%	6.61%	7.99%

(1)	Investment securities include available-for-sale and held-to-maturity securities.

(2)	Loans include loans held for sale.

(3)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.

(4)
Regulatory capital ratios reflect the Bank's capital ratios. Predecessor periods reflect regulatory capital ratios of Legacy VantageSouth only, which was the predecessor company due to the change in reporting entity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Crescent Financial Bancshares, Inc. (the “Company” or "Crescent Financial"), is a bank holding company incorporated under the laws of Delaware in 2011 and is a successor company to Crescent Financial Corporation, which was a bank holding company incorporated under the laws of North Carolina in 2001. The Company conducts its business operations primarily through its commercial bank subsidiary, VantageSouth Bank (formerly known as Crescent State Bank). The Company's headquarters are located in Raleigh, North Carolina. Crescent Financial is a subsidiary of Piedmont Community Bank Holdings, Inc. ("Piedmont").

VantageSouth Bank (or the "Bank") was incorporated in 1998 as a North Carolina-chartered commercial bank. The Bank serves central North Carolina to the coast with twenty full service branch offices located in Apex, Burlington (2), Cary (2), China Grove, Clayton, Fayetteville, Garner, Holly Springs, Knightdale, Pinehurst, Raleigh (3), Salisbury, Sanford, Southern Pines and Wilmington (2), North Carolina.

Piedmont Acquisition of Crescent Financial

Piedmont was established in 2009 as a bank holding company headquartered in Raleigh, North Carolina for the purpose of building a community banking franchise in the North Carolina, South Carolina, and Virginia markets. On November 18, 2011, Crescent Financial completed the issuance and sale to Piedmont of 18,750,000 shares of common stock for $75.0 million in cash, or $4.00 per share. As part of its investment, Piedmont also made a tender offer to Crescent Financial's stockholders pursuant to which it purchased 6,128,423 shares of Crescent Financial's common stock for $29.1 million, or $4.75 per share (the "Tender Offer"). As a result of Piedmont's investment and the Tender Offer, Piedmont acquired approximately 88 percent of Crescent Financial's outstanding common stock.

Crescent Financial's financial condition and results of operations were significantly impacted by Piedmont's investment. Because of the level of Piedmont's ownership and control following the controlling investment, push-down accounting was applied. Accordingly, Crescent Financial's assets, liabilities and non-controlling interests were adjusted to estimated fair value at the acquisition date, and the allowance for loan losses was eliminated.

Piedmont Acquisition of VantageSouth Bank

VantageSouth Bank ("Legacy VantageSouth") was organized and incorporated under the laws of the State of North Carolina and commenced operations in 2006. Prior to its merger with Crescent State Bank on November 30, 2012, Legacy VantageSouth was headquartered in Burlington, North Carolina and operated five branch offices in central North Carolina. On February 19, 2010, Legacy VantageSouth sold 1,768,794 shares of its newly issued Series A Convertible Perpetual Preferred Stock (the “Series A Stock”) to Piedmont for an aggregate price of $7.7 million, or $4.35 per share. The Series A Stock was immediately convertible on a one-for-one basis into shares of Legacy VantageSouth’s common stock, which totaled approximately 62 percent of its outstanding common stock at the date of Piedmont's investment (as adjusted for the assumed conversion of the Series A Stock). The investment in Legacy VantageSouth gave Piedmont voting control over a majority of Legacy VantageSouth’s outstanding common stock and the ability to control the election of Legacy VantageSouth’s Board of Directors.

Piedmont Acquisition of Community Bank of Rowan
and Merger of Community Bank of Rowan into Legacy VantageSouth

On April 19, 2011, Piedmont acquired Community Bank of Rowan, a North Carolina-chartered bank (“Rowan”). Piedmont purchased all 813,083 shares of Rowan’s common stock for an aggregate purchase price of $9.5 million. Immediately following the acquisition, Piedmont purchased an additional 569,158 shares of newly issued common stock for an aggregate price of $7.0 million. Since Piedmont owned 100% of Rowan following its acquisition, purchase accounting fair value adjustments were pushed down to Rowan’s financial statements at that date. In addition, Legacy VantageSouth and Rowan became commonly controlled by Piedmont beginning on the date of Piedmont’s acquisition of Rowan.

On February 1, 2012, a transaction was completed whereby Piedmont purchased the remaining non-controlling interests in Legacy VantageSouth and simultaneously merged Rowan into Legacy VantageSouth. Piedmont purchased all remaining shares of Legacy VantageSouth common stock from non-controlling shareholders for an aggregate purchase price of $4.8 million, or $4.35 per share. Following this transaction, Piedmont wholly owned the combined Legacy VantageSouth except for directors' qualifying shares. Because Piedmont purchased the remaining non-controlling common stock of Legacy VantageSouth with this transaction, push-down accounting was applied to Legacy VantageSouth so that the basis reported in Legacy VantageSouth’s financial statements from that date forward reflected Piedmont’s basis in Legacy VantageSouth. The merger of Rowan into Legacy VantageSouth was a merger of commonly controlled companies and was accounted for in a manner similar to a pooling of interests transaction.

Merger of Legacy VantageSouth into Crescent Financial and Change in Reporting Entity

On November 30, 2012, Crescent Financial completed the merger of Legacy VantageSouth into Crescent State Bank in a share exchange. All outstanding Legacy VantageSouth shares of common stock were converted into Crescent Financial's shares at a 5.3278 exchange ratio for a total transaction value of $35.0 million. At the time of merger, Piedmont owned all outstanding shares of Legacy VantageSouth except for directors' qualifying shares. Piedmont owned approximately 90 percent of the Company's outstanding common stock following the merger. The Company re-branded its wholly-owned banking subsidiary as VantageSouth Bank immediately following the merger.

The merger of Legacy VantageSouth into Crescent State Bank was a merger of commonly controlled companies and was accounted for in a manner similar to a pooling of interests transaction. Thus, the Company's financial statements have been retrospectively adjusted to combine the financial statement balances of Crescent Financial and Legacy VantageSouth beginning on November 18, 2011, the date the two companies became commonly controlled by Piedmont. In addition, periods prior to the date of common control reflect only Legacy VantageSouth's historical balances since it was the first company acquired by Piedmont, which resulted in a change in reporting entity. Due to the application of push-down accounting to Legacy VantageSouth's financial statements on February 1, 2012, periods prior to this date are labeled as "Predecessor Company" and periods after this date are labeled as "Successor Company."

Proposed ECB Bancorp, Inc. Merger

On September 25, 2012, the Company entered into a merger agreement with ECB Bancorp, Inc. ("ECB"). Pursuant to the ECB merger agreement, ECB will merge with and into Crescent Financial, which will be the surviving bank holding corporation in the merger. Immediately following the merger, The East Carolina Bank, a North Carolina banking corporation and a wholly-owned subsidiary of ECB, will be merged with and into VantageSouth Bank. At the time of the merger, ECB's outstanding shares of common stock will be converted into the right to receive 3.55 shares of the common stock of the Company.

The merger has received all regulatory and stockholder approvals and is expected to be completed in April 2013. ECB is a bank holding company, headquartered in Engelhard, North Carolina. As of December 31, 2012, ECB had total consolidated assets of $899.6 million, loans of $509.4 million, and deposits of $751.7 million. The East Carolina Bank has twenty-five branch offices in eastern North Carolina stretching from the Virginia to South Carolina state lines east of Interstate 95. ECB offers a full range of financial services, including mortgage, agricultural banking and wealth management services.

Executive Summary

The following is a summary of the Company's financial results and significant events in 2012:

•
Net income totaled $3.8 million in the successor period from February 1 to December 31, 2012 ("2012 successor period") and $529 thousand in the predecessor period from January 1 to January 31, 2012 ("2012 predecessor period"). Net income in the predecessor year ended December 31, 2011 totaled $968 thousand.

•
After preferred stock dividends, the Company recognized net income of $0.07 per basic and diluted common share in the 2012 Successor Period and net income of $0.01 per common share during the 2012 predecessor period. Net income per common share equaled $0.07 for the predecessor year ended December 31, 2011.

•	Merger, conversion and re-branding costs totaled $3.4 million in the 2012 successor period, which reduced net income by $2.1 million on an after-tax basis.

•
Annualized net loan growth in the last six months of 2012 was 19 percent, which was driven by loan originations for the second half of 2012 totaling $162.3 million, a significant increase from $82.9 million in the first half of 2012. Fourth quarter 2012 loan originations totaled $87.6 million.

•	Net interest margin improved to 4.40 percent in the 2012 successor period and 4.55 percent in the 2012 predecessor period from 4.19 percent in the predecessor year ended December 31, 2011.

•	Asset quality improved as nonperforming assets to total assets declined to 1.71 percent as of December 31, 2012 from 3.44 percent as of December 31, 2011.

•	Rowan was successfully merged into Legacy VantageSouth in February 2012.

•	Legacy VantageSouth was successfully merged into Crescent State Bank in November 2012.

•	The combined bank was re-branded as VantageSouth Bank, which now operates on a single technology platform and utilizes common business processes and policies.

•	The Company signed a merger agreement with ECB and expects to consummate the transaction in April 2013.

The following discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results and financial condition for the 2012 successor period, the 2012 predecessor period, and the predecessor year ended December 31, 2011. Because of the separate reporting for predecessor and successor periods in 2012 as well as the two mergers between entities under common control in 2012 and change in reporting entity, the Company's results of operations between these periods are not comparable. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report.

Analysis of Results of Operations

Net income totaled $3.8 million in the 2012 successor period and $529 thousand in the 2012 predecessor period. Net income in the predecessor year ended December 31, 2011 totaled $968 thousand. Net income in the 2012 successor period was significantly influenced by merger, conversion and re-branding costs as well as a tax benefit from the reversal of a valuation allowance on deferred taxes generated by Legacy VantageSouth. After dividends and accretion on preferred stock, the Company recognized net income available to common stockholders of $2.4 million, or $0.07 per basic and diluted common share, in the 2012 successor period and net income available to common stockholders of $407 thousand, or $0.01 per basic and diluted common share, during the 2012 predecessor period. Net income available to common stockholders equaled $786 thousand, or $0.07 per basic and diluted common share, in 2011.

Two commonly used measures of bank profitability are return on average assets (net income as a percentage of average total assets)and return on average stockholders' equity (net income as a percentage of average stockholders' equity). Annualized return on average assets was 0.39 percent for the 2012 successor period, 0.58 percent for the 2012 predecessor period, and 0.32 percent in 2011. Annualized return on average stockholders' equity was 2.41 percent for the 2012 successor period, 3.67 percent for the 2012 predecessor period, and 3.67 percent in 2011.

Net Interest Income

2012 successor period

Net interest income totaled $37.3 million in the 2012 successor period. Taxable equivalent net interest margin ("NIM") was 4.40 percent in the 2012 successor period compared to 4.55 percent in the 2012 predecessor period and 4.19 percent in 2011. The yield on earning assets was 5.12 percent in the 2012 successor period compared to 5.35 percent in the 2012 predecessor period and 5.20 percent in 2011. Funding costs declined as the cost of interest-bearing liabilities improved to 0.86 percent in the 2012 successor period from 0.95 percent in the 2012 predecessor period and 1.15 percent in 2011.

Income accretion on purchased loans totaled $14.7 million in the 2012 successor period, which consisted of $13.9 million of accretion on purchased credit-impaired ("PCI") loans and $832 thousand of accretion income on purchased non-impaired loans. PCI loan accretion represents all interest income recorded for those loans in the period while accretion income on purchased non-impaired loans represents accretion of the fair value discount on the effective yield method, which increased interest income above contractual yields. Time deposit premium amortization totaled $2.7 million, which reduced interest expense, while accretion of the discount on long-term debt totaled $136 thousand, which increased interest expense. The net decrease in interest expense related to time deposit amortization and long-term debt accretion reduced the cost of interest-bearing liabilities by 0.38 percent in the 2012 successor period.

Average earning assets totaled $934.1 million in the 2012 successor period, which included $727.3 million in average loans, $164.1 million in average investment securities, and $42.6 million in average federal funds sold and interest-earning cash in other banks. Average loan balances in the period were positively impacted by strong loan growth in the last half of 2012. Annualized net loan growth in the last six months of 2012 was 19 percent, which was driven by loan originations for the second half of 2012 totaling $162.3 million, a significant increase from $82.9 million in the first half of 2012.

Average interest-bearing liabilities totaled $785.8 million in the 2012 successor period, which included $759.5 million in average interest-bearing deposits, $3.4 million in average short-term borrowings, and $23.0 million in average long-term debt.

2012 predecessor period

Net interest income totaled $3.6 million in the 2012 predecessor period. NIM was 4.55 percent in the 2012 predecessor period, which was an increase from 4.19 percent in 2011. The yield on earning assets was 5.35 percent in the 2012 predecessor period compared to 5.20 percent in 2011. Funding costs declined as the cost of interest-bearing liabilities improved to 0.95 percent in the 2012 predecessor period from 1.15 percent in 2011.

Income accretion on purchased loans totaled $1.6 million in the 2012 predecessor period, which consisted of $1.4 million of accretion on PCI loans and $203 thousand of accretion income on purchased non-impaired loans. Time deposit premium amortization totaled $311 thousand, which reduced interest expense, while accretion of the discount on long-term debt totaled $12 thousand, which increased interest expense. The net decrease in interest expense related to time deposit amortization and long-term debt accretion reduced the cost of interest-bearing liabilities by 0.46 percent in the 2012 predecessor period.

Average earning assets totaled $934.3 million in the 2012 predecessor period, which included $762.1 million in average loans, $180.2 million in average investment securities, and $23.7 million in average federal funds sold and interest-earning cash. Average interest-bearing liabilities totaled $787.3 million in the 2012 predecessor period, which included $759.5 million in average interest-bearing deposits, $968 thousand in average short-term borrowings, and $24.2 million in average long-term debt.

Predecessor year ended December 31, 2011

Net interest income totaled $11.6 million in the predecessor year ended December 31, 2011. In 2011, NIM was 4.19 percent, the yield on earning assets was 5.20 percent, and the cost of interest-bearing liabilities was 1.15 percent. Piedmont's acquisitions of Rowan in 2011 significantly impacted the Company's balance sheet and NIM.

Income accretion on purchased loans totaled $3.7 million in 2011, which consisted of $2.4 million of accretion on PCI loans and $1.3 million of accretion income on purchased non-impaired loans. Time deposit premium amortization totaled $632 thousand, which reduced interest expense, while accretion of the discount on long-term debt totaled $17 thousand, which increased interest expense. The net decrease in interest expense related to time deposit amortization and long-term debt accretion reduced the cost of interest-bearing liabilities by 0.29 percent in 2011.

Average earning assets totaled $276.3 million in 2011, which included $201.1 million in average loans, $29.8 million in average investment securities, and $45.4 million in average federal funds sold and interest-earning cash. The mix of average earning assets in 2011 was heavily impacted by Crescent Financial's investment portfolio restructuring following its acquisition in November 2011. This portfolio restructuring elevated the average balance of low-yielding federal funds sold and interest-earning cash in the period. Average interest-bearing liabilities totaled $241.1 million in 2011, which included $211.8 million in average interest-bearing deposits, $1.4 million in average short-term borrowings, and $27.9 million in average long-term debt.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	Successor Company			Predecessor Company
	February 1 to December 31, 2012			January 1 to January 31, 2012			Year Ended December 31, 2011
	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*
Assets:
Loans	$727,339	$39,717	5.97%	$730,387	$3,807	6.15%	$201,106	$13,362	6.64%
Investment securities	164,113	3,990	2.66%	180,220	419	2.74%	29,827	903	3.03%
Federal funds and other interest-earning assets	42,603	85	0.22%	23,719	4	0.20%	45,384	102	0.22%
Total interest-earning assets	934,055	43,792	5.12%	934,326	4,230	5.35%	276,317	14,367	5.20%
Non-interest-earning assets	127,572			134,240			28,430
Total assets	$1,061,627			$1,068,566			$304,747

Liabilities and Equity:
Interest-bearing demand	$149,394	540	0.39%	$172,363	109	0.75%	$36,756	338	0.92%
Money market and savings	236,735	1,333	0.62%	184,716	96	0.61%	59,813	565	0.94%
Time deposits	373,337	3,213	0.94%	404,999	325	0.95%	115,245	1,132	0.98%
Total interest-bearing deposits	759,466	5,086	0.73%	762,078	530	0.82%	211,814	2,035	0.96%
Short-term borrowings	3,351	19	0.62%	968	—	—%	1,429	18	1.26%
Long-term debt	22,966	1,065	5.07%	24,217	103	5.02%	27,850	725	2.60%
Total interest-bearing liabilities	785,783	6,170	0.86%	787,263	633	0.95%	241,093	2,778	1.15%
Non interest-bearing deposits	97,250			107,156			24,549
Other liabilities	6,858			4,184			1,266
Total liabilities	889,891			898,603			266,908
Stockholders’ equity	171,736			169,963			37,839
Total liabilities and stockholders’ equity	$1,061,627			$1,068,566			$304,747

Net interest income		$37,622			$3,597			$11,589
Interest rate spread			4.26%			4.40%			4.05%
Net interest margin			4.40%			4.55%			4.19%
* Taxable equivalent basis

The Company has not included a standard table presenting the variances between the periods caused by changes in interest rates versus changes in volumes because of the incomparability of the periods, which is due to the difference in the number of days in each period and the difference in the basis of accounting between the periods.

Provision for Loan Losses

2012 successor period

Provision for loan losses totaled $5.2 million for the 2012 successor period. Annualized net charge-offs in this period were 0.37 percent of average loans. The allowance for loan losses ("ALL") and related provision were calculated in separate models for the Company's following three portfolio categories: (1) new loans, (2) purchased non-impaired loans, and (3) PCI loans. The following table summarizes the changes in ALL for each loan category in the 2012 successor period.

(Dollars in thousands)	New Loans	Purchased Non-Impaired	PCI	Total

Balance at February 1, 2012	$1,276	$—	$—	$1,276
Net charge-offs	—	(2,437)	—	(2,437)
Provision for loan losses	1,389	2,492	1,278	5,159
Balance at December 31, 2012	$2,665	$55	$1,278	$3,998

The ALL of $2.7 million on new loans as of December 31, 2012 was 0.93 percent of related outstanding new loan balances. There were no charge-offs on this portfolio in the 2012 successor period.

Although purchased non-impaired loans were adjusted to fair value at each respective acquisition, the Company records charge-offs for losses and provides reserves for deterioration in credit quality on these loans. Due to their nature, all revolving loans were classified as purchased non-impaired at acquisition and a majority of the charge-offs and provision in the 2012 successor period relate to acquired revolving home equity lines of credit. The Company recognized provisions for loan losses and charge-offs of $1.6 million on home equity loans and lines of credit. The elevated charge-offs recorded on this portfolio in the 2012 successor period were primarily related to three loans where the borrowers defaulted in the period.

The ALL on the purchased non-impaired portfolio is calculated by first estimating losses on loans evaluated individually for impairment and loans evaluated collectively for impairment. Consistent with the Company’s policy, estimated losses for loans evaluated individually for impairment are determined by the use of current appraisals for collateral dependent loans or discounted expected cash flows for loans that are not collateral dependent. Estimated losses for loans evaluated collectively for impairment are determined by grouping similar loans together and applying annualized historical loss rates (using a trailing two-year historical loss period), adjusted for certain qualitative factors, to outstanding principal balances. The unpaid principal balance less estimated incurred losses is then compared to the carrying value of the loans, and any deficit is recorded to provision and ALL. As of December 31, 2012, the Company had home equity loans and lines of credit with unpaid principal balances and carrying values totaling $66.6 million and $63.5 million, respectively. The $3.1 million discount to unpaid principal combined with the $85 thousand of ALL on this portfolio represented 4.85 percent of unpaid principal balances as of December 31, 2012, or 208.58 percent of nonperforming home equity loans and lines of credit.

Because the Company has experienced more credit deterioration in the home equity portfolio compared to other sectors of the loan portfolio, additional credit risk monitoring on this sector has been implemented. In addition to closely monitoring payment history, credit scores on the borrowers are reviewed and routinely refreshed, which allows the Company to more timely identify non-performers and freeze open lines of credit, if necessary.

Loans acquired with evidence of credit deterioration since origination were grouped into pools of loans with similar risk characteristics at acquisition and are accounted for as PCI loans. Subsequent to acquisition of these loans, estimates of pool-level cash flows expected to be collected are updated each reporting period based on assumptions regarding default rates, loss severities, and other factors that reflect current market conditions. If the Company has probable decreases in pool-level cash flows expected to be collected, the provision for loan losses is charged, resulting in an increase to the allowance for loan losses. If there are probable and significant increases in pool-level cash flows expected to be collected, the Company will first reverse any previously established ALL and then increase interest income as a prospective yield adjustment over the remaining life of the loans. The Company's quarterly PCI cash flow re-estimations resulted in total provision in the 2012 successor period of $1.3 million. Of this amount, $552 thousand was related to a residential real estate loan pool, $443 thousand was related to a commercial real estate loan pool, $267 thousand was related to a construction and development loan pool, and $16 thousand was related to a consumer loan pool.

2012 predecessor period

Provision for loan losses totaled $195 thousand in the 2012 predecessor period, which was all related to new loans and Legacy VantageSouth loans. There was no provision in this one-month period related to the purchased non-impaired or PCI loan portfolios. Legacy VantageSouth's loan portfolio, prior to that company's combination with Rowan and Crescent Financial, did not reflect Piedmont's basis in this period. Therefore, all of these loans were subjected to the same ALL model based on whether they were individually or collectively evaluated for impairment. There were no net charge-offs in this one-month period.

Year ended December 31, 2011

Provision for loan losses totaled $880 thousand in the predecessor year ended December 31, 2011. Net charge-offs in this period totaled $629 thousand, and annualized net charge-offs were 0.31 percent of average loans.

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Successor Company	Predecessor Company
(Dollars in thousands)	February 1 to December 31, 2012	January 1 to January 31, 2012	Year Ended December 31, 2011

Mortgage banking income	$3,164	$225	$440
Government-guaranteed lending	3,061	98	476
Service charges and fees on deposit accounts	1,937	194	516
Bank-owned life insurance income	760	70	103
Gain (loss) on sale of available-for-sale securities	1,251	—	(38)
Other	1,154	70	219
Total non-interest income	$11,327	$657	$1,716

2012 successor period

Non-interest income totaled $11.3 million in the 2012 successor period. Mortgage banking was the largest component of non-interest income. The Company restructured its mortgage lending business following Piedmont's acquisition of Crescent Financial in November 2011 and hired additional experienced mortgage lenders. The Company also benefited from the improving housing market in the Raleigh, North Carolina and surrounding areas as well as the currently low interest rate environment that has encouraged refinancings.

Government-guaranteed lending income includes servicing fees and gains on the sale of the guaranteed portion of certain U.S. Small Business Administration ("SBA") loans originated by the Company. The Company entered the government-guaranteed lending business following Piedmont's acquisition of Rowan in April 2011 and sells the guaranteed portion of certain SBA loans in the secondary market without recourse and recognizes gains as those loans are sold at a premium. Government-guaranteed lending and sales volumes increased significantly throughout 2012 while secondary market premiums also rose due to investor demand.

Service charges and fees on deposit accounts as well as bank-owned life insurance income were impacted by Piedmont's acquisition of Crescent Financial in November 2011. The Crescent Financial acquisition added significantly more deposit accounts and deposit-related activity. Additionally, all of the Company's bank-owned life insurance policies were acquired in the Crescent Financial acquisition. Other non-interest income includes dividends from non-marketable equity investments, non-yield enhancing loan fees, investment brokerage fees, and net gains in the fair value of non-effective interest rate swaps that are marked-to-market through earnings. Securities gains of $1.3 million also contributed to non-interest income in the 2012 successor period.

2012 predecessor period

Non-interest income totaled $657 thousand in the 2012 predecessor period. Mortgage banking income was the largest component of non-interest income followed by service charges and fees on deposit accounts, government-guaranteed lending, bank-owned life insurance, and other.

Predecessor year ended December 31, 2011

Non-interest income totaled $1.7 million in 2011 and was benefited by gains on the sale of the guaranteed portion of certain SBA loans originated by the Company. These SBA loans were sold at a premium in the secondary market without recourse. Mortgage banking income, service charges and fees on deposit accounts, bank-owned life insurance income, and other also contributed to non-interest income in 2011. Securities losses of $38 thousand reduced non-interest income in 2011.

Non-Interest Expense

The following table provides a summary of non-interest expense for the periods presented.

	Successor Company	Predecessor Company
(Dollars in thousands)	February 1 to December 31, 2012	January 1 to January 31, 2012	Year Ended December 31, 2011

Salaries and employee benefits	$21,276	$1,737	$5,786
Occupancy and equipment	4,920	396	953
Data processing	2,972	271	1,000
FDIC insurance premiums	926	141	373
Foreclosed asset expenses	1,303	11	(191)
Other loan related expense	1,524	162	337
Professional services	4,691	144	867
Advertising and business development	1,083	73	723
Printing, postage, and supplies	786	47	210
Other	3,729	254	1,178
Total non-interest expense	$43,210	$3,236	$11,236

2012 successor period

Non-interest expense totaled $43.2 million in the 2012 successor period. Expenses were significantly impacted by the Company's various strategic corporate activities throughout the period, which included Piedmont's purchase of the remaining non-controlling shares of Legacy VantageSouth's outstanding common stock in February 2012, the Rowan/Legacy VantageSouth merger and system conversion in February 2012, the Legacy VantageSouth/Crescent State Bank merger and system conversion in November 2012, the re-branding of Crescent State Bank into VantageSouth Bank, and the proposed merger with ECB. Merger, conversion, and re-branding costs totaled $3.4 million in the 2012 successor period, of which $2.2 million was in professional services, $536 thousand was in data processing, $228 thousand was in advertising and business development, $152 thousand was in salaries and employee benefits, $52 thousand was in occupancy and equipment, and the remainder was in other non-interest expense. These merger and conversion activities elevated expenses in the 2012 successor period, but they simplified the organizational structure and allowed the combined Bank to begin operating on single technology platform, which management believes will create significant operational efficiencies and cost savings and will better position the Company for future growth.

Salaries and employee benefits, which is the largest component of non-interest expense, was impacted in the 2012 successor period by stock-based compensation expense totaling $850 thousand, which was primarily related to compensation costs associated with Piedmont's stock warrant plan in which certain members of the Company's management participate. Year-end 2012 performance incentive payments also impacted salaries and employee benefits in the period. As of December 31, 2012, the Company employed 267 full-time equivalent employees at twenty full-service branch offices and various administrative support departments. Occupancy and equipment expenses include the cost of leasing branch and administrative facilities, depreciation on fixed assets, repairs and maintenance on facilities and assets as well as other technology equipment costs.

Net losses on the sale and write-down of foreclosed assets totaled $1.3 million as the Company worked to aggressively dispose of legacy foreclosed assets. Foreclosed assets declined by $5.2 million, or 47 percent, in 2012, which reflects the Company's efforts to liquidate properties and limit inflows. Other loan-related expenses totaled $1.5 million in the 2012 successor period, which was primarily related to loan collection, foreclosure, appraisal and other carrying costs on problem loans managed by the special assets function. The Company seeks to manage these costs by aggressively resolving problem loans in a cost-effective manner.

2012 predecessor period

Non-interest expense totaled $3.2 million in the 2012 predecessor period, which reflects operating costs for the Company in January 2012. Data processing was impacted in this period by $59 thousand of expenses related to the Rowan/Legacy VantageSouth system conversion.

Predecessor year ended December 31, 2011

Non-interest expense totaled $11.2 million in 2011. Expenses were impacted in every category by Piedmont's acquisition of Rowan and Crescent Financial during the year. Additionally, salaries and employee benefits included $1.1 million of severance and contract termination payments to former employees. Advertising and business development was impacted by higher shareholder communications costs incurred in 2011 related to Piedmont's purchase of the remaining non-controlling shares of Legacy VantageSouth's outstanding common stock in February 2012. Data processing was impacted by costs incurred in 2011 related to the conversion of Rowan's data processing system to Legacy VantageSouth's system in early 2012, which was completed to provide the combined company operating and processing efficiencies. Other non-interest expense included a $237 thousand prepayment penalty on FHLB advances.

Income Taxes

2012 successor period

The Company recorded an income tax benefit of $3.5 million in the 2012 successor period, which was primarily due to the reversal of a $3.3 million valuation allowance in the fourth quarter of 2012 related to deferred tax assets generated by Legacy VantageSouth before and after Piedmont's acquisition of that company. This valuation allowance reversal was based on the Company's analysis of positive and negative evidence regarding future realization of its deferred tax assets, which included an evaluation of historical and forecasted earnings, net operating loss periods available, potential merger costs and savings, asset quality trends, capital levels, and potential tax planning strategies. Based on this analysis, the Company determined that there was sufficient positive evidence to indicate that it would likely realize the full value of its deferred tax assets over time and therefore determined that no valuation allowance on its deferred tax assets was necessary as of December 31, 2012.

2012 predecessor period

Income tax expense was $270 thousand in the 2012 predecessor period, which reflected a 33.8% effective tax rate. The effective tax rate was lower than the Company's statutory rate in this period due to non-taxable income such as earnings on bank-owned life insurance and municipal bonds.

Predecessor year ended December 31, 2011

Income tax expense was $188 thousand in 2011, which reflected a 16.3% effective tax rate. The effective tax rate was lower than the Company's statutory rate in this period due to non-taxable income such as earnings on bank-owned life insurance and municipal bonds.

Analysis of Financial Condition

Total assets were $1.09 billion as of both December 31, 2012 and 2011, and earning assets totaled $953.4 million as of both December 31, 2012 and 2011. While earning assets remained largely unchanged, the composition shifted as loans, including loans held for sale, grew by $39.6 million, or 5 percent, while investment securities, including Federal Home Loan Bank ("FHLB") stock, decreased in aggregate by $41.1 million, or 23 percent. Earning assets as of December 31, 2012 consisted of $779.9 million in gross loans, $138.8 million in investment securities and FHLB stock, and $34.7 million in interest-earning deposits and federal funds sold.

Total deposits were $873.2 million as of December 31, 2012, which was a decline of $13.0 million, or 1 percent, from December 31, 2011. Short-term borrowings and long-term debt totaled $27.4 million as of December 31, 2012, which was an increase of $3.1 million, or 13 percent, from year-end 2011. Stockholders’ equity increased by $4.4 million in 2012 and totaled $173.9 million as of December 31, 2012.

Investment Securities

The amortized cost and fair value of the available-for-sale securities portfolio was $132.9 million and $136.3 million, respectively, as of December 31, 2012 compared with $169.0 million and $169.6 million, respectively, as of December 31, 2011. Marketable investment securities are accounted for as available for sale and are recorded at fair value with unrealized gains and losses charged to accumulated other comprehensive income. The investment securities portfolio as of December 31, 2012 consisted of residential mortgage-backed securities, which were all issued by government-sponsored enterprises ("GSEs"), investment grade commercial mortgage-backed securities issued by financial institutions, investment grade taxable and non-taxable municipal bonds, investment grade corporate bonds, and the common stock of a community bank. As of December 31, 2012 and 2011, the securities portfolio had $3.5 million and $1.1 million, respectively, of unrealized gains and $96 thousand and $523 thousand, respectively, of unrealized losses. None of these securities had been in an unrealized loss position for more than twelve months at either date.

Available-for-sale securities not issued or guaranteed by GSEs totaled approximately 43 percent of the portfolio as of December 31, 2012 compared to 26 percent as of December 31, 2011. The Company closely monitors the financial condition of non-GSE issuers. Gross unrealized losses on such securities was $50 thousand as of December 31, 2012. The Company sold substantially all of its municipal bonds in the first quarter of 2013 for tax planning and balance sheet management purposes and recognized no losses upon liquidation.

The amortized cost and fair value of the Company's one held-to-maturity security was $180 thousand and $410 thousand, respectively, as of December 31, 2012 compared with $421 thousand for both amortized cost and fair value as of December 31, 2011. This non-marketable debt security has a par value of $500 thousand and was issued by a community bank. When push-down accounting was applied to Legacy VantageSouth's balance sheet in February 2012, the amortized cost of this security was reduced to Piedmont's basis in the security. Because the fair value of this security has increased to $410 thousand since Piedmont wrote down the value upon acquisition of Legacy VantageSouth in February 2010, the Company is now accreting the discount into interest income through maturity.

The decrease in the investment portfolio in 2012 was primarily related to the Company's loan growth in the second half of 2012. While maintaining sufficient liquidity and investment balances for pledging requirements, the Company utilized some of the principal payments and proceeds from sales of securities for loan originations. Proceeds from sales of securities in the 2012 successor period totaled $86.6 million, which resulted in $1.3 million of gross gains and $84 thousand of gross losses. There were no securities sold in the 2012 predecessor period.

The following table summarizes the amortized cost and fair value of the securities portfolio for the dates indicated.

	Successor Company		Predecessor Company
	December 31, 2012		December 31, 2011		December 31, 2010
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. government sponsored entities and agencies	$—	$—	$—	$—	$3,485	$3,514
Residential mortgage-backed securities	76,249	76,777	121,816	121,901	4,934	4,967
Commercial mortgage-backed securities	6,612	6,885	—	—	—	—
Municipal bonds - non-taxable	15,492	16,201	13,281	13,514	1,469	1,473
Municipal bonds - taxable	2,583	2,725	1,464	1,632	—	—
Corporate bonds	30,861	32,508	28,042	27,966	—	—
Other debt securities	1,083	1,157	3,916	4,004	—	—
Marketable equity securities	37	58	520	566	—	—
Total	$132,917	$136,311	$169,039	$169,583	$9,888	$9,954

The following table summarizes debt securities in the investment portfolio as of December 31, 2012, segregated by major category with ranges of maturities and average yields.

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)

Residential mortgage-backed securities: (2)
Within one year	$13,328	$13,421	1.67%
One to five years	33,681	33,875	1.63
Five to ten years	18,562	18,771	1.96
After ten years	10,678	10,710	2.24
Total	76,249	76,777	1.80
Commercial mortgage-backed securities: (2)
One to five years	6,612	6,885	2.73
Total	6,612	6,885	2.73
Municipal bonds - non-taxable:
One to five years	6,764	6,994	5.58
Five to ten years	4,199	4,470	6.08
After ten years	4,529	4,737	6.14
Total	15,492	16,201	5.88
Municipal bonds - taxable:
One to five years	503	551	3.50
Five to ten years	445	522	4.73
After ten years	1,635	1,652	3.25
Total	2,583	2,725	3.55
Corporate bonds:
One to five years	30,861	32,508	3.18
Total	30,861	32,508	3.18
Other debt securities:
One to five years	250	251	1.69
Five to ten years	833	906	4.11
Total	1,083	1,157	3.55
Total debt securities	$132,880	$136,253	2.69

(1)	Yields are calculated on a taxable equivalent basis using the statutory federal income tax rate of 34 percent. Yields are calculated based on the amortized cost of the securities.

(2)
Mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on contractual maturity. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

As of December 31, 2012, the weighted average life of the investment portfolio was 3.8 years and the effective duration of the investment portfolio was 2.7 years.

Loans

The primary goal of the Company's lending function is to help clients achieve their financial goals by providing quality loan products that are fair to the client and profitable to the Company. In addition to the importance placed on client knowledge and continuous involvement with clients, the Company's lending process incorporates the standards of a consistent company-wide credit culture and an in-depth local market knowledge. Furthermore, the Company employs strict underwriting criteria governing the degree of assumed risk and the diversity of the loan portfolio. In this context, the Company strives to meet the credit needs of businesses and consumers in its markets while pursuing a balanced strategy of loan profitability, loan growth, and loan quality.

Loans, net of deferred loan fees, totaled $763.4 million as of December 31, 2012, which was an increase of $27.3 million, or 4 percent, from December 31, 2011. The Company began to generate net loan growth in the second half of 2012. The first half of the year was marked primarily by a focus on reducing problem assets and building out its lending platform, which included recruiting experienced commercial and retail bankers. In the last half of the year, the Company was able to successfully leverage its lending platform and execute on its business plan by growing its loan portfolio. The Company's 2012 loan growth also reflects its strategy to re-balance the loan portfolio by emphasizing commercial and industrial loans as well as owner occupied commercial real estate loans while reducing exposure to legacy speculative construction and development loans. As a result, construction and development loans decreased by $21.1 million, or 21 percent, from December 31, 2011 while commercial real estate and commercial and industrial loans increased in 2012.

The following table summarizes the loan portfolio composition by category for the periods presented.

	Successor Company		Predecessor Company
	December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Commercial real estate	$392,955	51.47%	$367,598	49.92%	$17,122	27.14%	$18,125	24.64%	$21,560	27.63%
Residential real estate and home equity	188,763	24.72%	200,474	27.22%	31,228	49.49%	30,943	42.07%	29,577	37.90%
Commercial and industrial	98,701	12.93%	62,417	8.48%	6,463	10.24%	10,367	14.09%	6,289	8.06%
Construction and development	78,769	10.32%	99,897	13.56%	7,046	11.17%	13,116	17.83%	19,119	24.50%
Consumer	4,325	0.56%	6,048	0.82%	1,238	1.96%	1,005	1.37%	1,485	1.91%
Total loans	763,513	100.00%	736,434	100.00%	63,097	100.00%	73,556	100.00%	78,030	100.00%
Less: deferred loan fees	(97)		(345)		(10)		(21)		(35)
Total loans, net	$763,416		$736,089		$63,087		$73,535		$77,995

In each of Piedmont's three bank acquisitions in 2010 and 2011, the Company made fair value adjustments to each purchased loan portfolio ("legacy loans") by projecting expected future principal and interest cash flows over the remaining life of each loan and then discounting those cash flows based on then-current market rates for similar loans. Because legacy loans are marked to fair value and the legacy allowance for loan losses is eliminated at acquisition, the Company believes an analysis of the loan portfolio carrying value and gross unpaid principal balances ("UPB") is important in evaluating the portfolio.

The table below summarizes the UPB and carrying amounts of the loan portfolio by type as of December 31, 2012. Since push-down accounting had not been applied to legacy VantageSouth's portfolio as of December 31, 2011, UPB data for that period has not been included. The difference between the UPB and carrying amounts in the table represents historical charge offs on outstanding loans plus the remaining purchase accounting fair value discount at December 31, 2012.

	December 31, 2012
(Dollars in thousands)	UPB	Carrying Amount	% of UPB

Commercial real estate	$402,031	$392,955	97.7%
Construction and development	85,538	78,769	92.1
Commercial and industrial	100,893	98,701	97.8
Residential real estate	128,980	125,277	97.1
Home equity	66,634	63,486	95.3
Consumer	4,382	4,325	98.7
Total loans	$788,458	$763,513	96.8%

Legacy loans decreased from $664.8 million as of December 31, 2011 to $476.5 million as of December 31, 2012 while loans originated subsequent to Piedmont's respective bank acquisitions ("new loans") increased from $71.7 million as of December 31, 2011 to $287.0 million as of December 31, 2012. As the portfolio mix becomes more heavily weighted toward new loans, the portfolio more closely reflects the Company's current underwriting standards and its portfolio allocation strategy.

The following table summarizes the scheduled maturities of loans separated by fixed and variable rate loans.

	December 31, 2012
(Dollars in thousands)	Commercial Real Estate	Commercial Construction and Development	Commercial and Industrial	Residential Real Estate	Consumer Construction	Home Equity	Consumer	Total

Fixed Rate: (1)
1 year or less	$74,302	$6,166	$20,667	$18,375	$1,960	$1,915	$969	$124,354
1-5 years	146,073	16,672	21,256	46,570	1,828	3,690	1,695	237,784
After 5 years	65,935	2,406	4,886	20,745	510	281	249	95,012
Total	286,310	25,244	46,809	85,690	4,298	5,886	2,913	457,150
Variable Rate: (1) (2)
1 year or less	21,819	24,104	30,230	4,530	1,161	696	1,017	83,557
1-5 years	55,421	21,601	10,928	9,590	744	7,224	225	105,733
After 5 years	29,405	1,617	10,734	25,467	—	49,680	170	117,073
Total	106,645	47,322	51,892	39,587	1,905	57,600	1,412	306,363
Total loans	$392,955	$72,566	$98,701	$125,277	$6,203	$63,486	$4,325	$763,513

(1)	Loan maturities are presented based on the final contractual maturity of each loan and do not reflect contractual principal payments prior to maturity on amortizing loans.

(2)
As of December 31, 2012, the Company had approximately $227 million of variable rate loans with interest rate floors in effect (i.e., floor rate exceeded variable rate). Interest rates on these loans will not reset until the underlying index plus any spread increase above the floor rate.

Nonperforming Assets

Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. Loans are generally classified as nonaccrual if they are past due for a period of 90 days or more, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or as partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower in accordance with the contractual terms.

PCI loans with common risk characteristics are grouped in pools at acquisition. These loans are evaluated for accrual status at the pool level rather than the individual loan level and performance is based on management's ability to reasonably estimate the amount and timing of future cash flows rather than a borrower's ability to repay contractual loan amounts. Since management is able to reasonably estimate the amount and timing of future cash flows on the Company's PCI loan pools, none of these loans have been identified as nonaccrual. However, PCI loans included in pools are identified as nonperforming if they become past due 90 days or more.

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

Assets acquired as a result of foreclosure are recorded at estimated fair value in other real estate (or foreclosed assets). Any excess of cost over estimated fair value at the time of foreclosure is charged to the allowance for loan losses. Valuations are periodically performed on these properties, and any subsequent write-downs are charged to earnings. Routine maintenance and other holding costs are included in non-interest expense.

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

The following table summarizes the Company's nonperforming assets for the periods presented.

	Successor Company	Predecessor Company
(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008

Nonaccrual loans:
Commercial real estate	$1,763	$731	$380	$2,448	$338
Construction and development	553	1,558	—	2,644	1,295
Commercial and industrial	64	45	—	670	75
Residential real estate and home equity	3,392	1,173	67	461	35
Consumer	223	1	—	—	—
Total nonaccrual loans	5,995	3,508	447	6,223	1,743

Accruing loans past due 90 days or more (1)	6,775	22,888	—	—	—
Total nonperforming loans	12,770	26,396	447	6,223	1,743

Foreclosed assets	5,837	11,066	890	1,421	1,233
Total nonperforming assets	$18,607	$37,462	$1,337	$7,644	$2,976

Restructured loans not included above	$104	$782	$—	$—	$—

(1)	Balances are comprised of PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

Nonperforming loans as a percentage of total loans was 2.44 percent as of December 31, 2012, which was a decline from 5.09 percent as of December 31, 2011. Nonperforming assets as a percentage of total assets as of December 31, 2012 was 1.71 percent, which was a decline from 3.44 percent as of December 31, 2011. The decline in nonperforming loans and assets in 2012 was related to a combination of asset workouts and disposition strategies. The Company continues to aggressively resolve its legacy nonperforming assets. The allowance for loan losses to nonperforming loans ratio was 31.31 percent as of December 31, 2012. However, the allowance for loan losses plus the remaining discount on the portfolio to nonperforming loans equaled 226.65 percent as of December 31, 2012.

Allowance for Loan Losses

The ALL and related provision are calculated for the Company's following three portfolio categories: new loans, purchased non-impaired loans, and PCI loans. The following description of the Company's ALL methodology primarily relates to new and purchased non-impaired loans.

The ALL is established through periodic charges to earnings in the form of a provision for loan losses. Increases to the ALL occur as a result of provisions charged to operations and recoveries of amounts previously charged off, and decreases to the ALL occur when loans are charged off. Management evaluates the adequacy of the ALL on at least a quarterly basis. For new loans, the evaluation of the adequacy of the ALL includes both loans evaluated collectively for impairment and loans evaluated individually for impairment. The determination of loss rates on loans collectively evaluated for impairment involves considerations of peer loan loss experience as well as certain qualitative factors such as current delinquency levels and trends, loan growth, loan portfolio composition, prevailing economic conditions, the loan review function, and other relevant factors. Because the Company has not yet experienced charge-offs on the new loan portfolio, trailing two-year peer loss rates are used as a proxy for charge-off rates on the Company's new loan portfolio. For purchased non-impaired loans, the evaluation of the adequacy of the ALL also includes both loans evaluated collectively for impairment and loans evaluated individually for impairment and involves considerations of historical loan loss experience as well as certain qualitative factors such as current delinquency levels and trends, loan growth, loan portfolio composition, prevailing economic conditions, the loan review function, and other relevant factors. The Company uses trailing two-year historical loss rates on the legacy portfolio plus qualitative factors to determine appropriate loss rates for loans evaluated collectively.

The Company utilizes an internal grading system to assign the degree of inherent risk on each loan in the portfolio. The risk grade is initially assigned by the lending officer and reviewed by the credit administration function. The internal risk grading system is reviewed and tested periodically by the loan review function. The Company's ALL model uses the internal loan grading system to segment each category of loans by risk grade. Calculated loss rates are weighted more heavily for higher risk loans.

A loan is considered individually impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Reserves, or charge-offs, on individually impaired loans that are collateral dependent are based on the fair value of the underlying collateral, less an estimate of selling costs, while reserves, or charge-offs, on loans that are not collateral dependent are based on either an observable market price, if available, or the present value of expected future cash flows discounted at the historical effective interest rate.

The following table presents the allocation of the ALL for the periods presented.

	Successor Company		Predecessor Company
	December 31, 2012		December 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial real estate	$1,524	38.12%	$663	31.11%	$427	22.71%
Construction and development	615	15.38	534	25.06	514	27.34
Commercial and industrial	798	19.96	324	15.20	340	18.09
Residential real estate and home equity	1,025	25.64	601	28.20	587	31.22
Consumer	36	0.90	9	0.43	12	0.64
Total ALL	$3,998	100.00	$2,131	100.00	$1,880	100.00

The following table summarizes changes in the ALL for the periods presented.

	Successor Company	Predecessor Company
	February 1 to December 31, 2012	January 1 to January 31, 2012	Year Ended December 31,
(Dollars in thousands)			2011	2010	2009	2008

Beginning balance	$1,276	$2,131	$1,880	$1,964	$1,174	$588
Provision for loan losses	5,159	195	880	3,172	1,792	1,050
Charge-offs:
Commercial real estate	—	—	(12)	(1,305)	(17)	—
Construction and development	(414)	(1)	(496)	(1,375)	(513)	(172)
Commercial and industrial	(249)	—	—	(349)	(369)	(124)
Residential real estate and home equity	(1,937)	—	(158)	(249)	(185)	(164)
Consumer	(147)	—	(7)	(56)	(3)	(4)
Total charge-offs	(2,747)	(1)	(673)	(3,334)	(1,087)	(464)
Recoveries:
Commercial real estate	—	—	4	2	1	—
Construction and development	125	—	19	—	35	—
Commercial and industrial	17	2	8	76	49	—
Residential real estate and home equity	159	—	9	—	—	—
Consumer	9	—	4	—	—	—
Total recoveries	310	2	44	78	85	—
Net charge-offs	(2,437)	1	(629)	(3,256)	(1,002)	(464)
Ending balance, predecessor		2,327	$2,131	$1,880	$1,964	$1,174
Legacy VantageSouth push-down accounting adjustment		(1,051)
Ending balance, successor	$3,998	$1,276

Deposits

Total deposits as of December 31, 2012 were $873.2 million, a decrease of $13.0 million, or 1%, from December 31, 2011. Non-interest demand deposits totaled $71.6 million as of December 31, 2012, which was a decrease of $41.7 million, or 37%, from year-end 2011. Certain business deposit accounts were transferred from non-interest bearing to interest-bearing demand accounts in the fourth quarter of 2012 as the Company enhanced and realigned its deposit product offerings, which accounted for substantially all of the decrease in non-interest demand deposits in 2012. The Company believes its deposit product offerings are now properly structured to attract and retain core low-cost deposit relationships. Money market and savings totaled $261.0 million as of December 31, 2012, which was an increase of $71.5 million, or 38%, compared to 2011. A money market promotion was advertised in the first half of 2012, which allowed the Company to decrease its reliance on high-cost legacy time deposits and lower the interest rate on a legacy premium interest checking account.

Time deposits totaled $351.8 million as of December 31, 2012, which was a decrease of $55.8 million, or 14%, compared to 2011. The Company reduced brokered time deposits from $137.5 million as of December 31, 2011 to $82.0 million as of December 31, 2012.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for the periods presented.

	Successor Company			Predecessor Company
	February 1 to December 31, 2012			January 1 to January 31, 2012			Year Ended December 31, 2011
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$97,250	11.35%	—%	$107,156	12.33%	—%	$24,549	10.39%	—%
Interest-bearing demand	149,394	17.44%	0.39	172,363	19.83%	0.75	36,756	15.55	0.92
Money market and savings	236,735	27.63%	0.62	184,716	21.25%	0.61	59,813	25.31	0.94
Time deposits	373,337	43.58%	0.94	404,999	46.59%	0.95	115,245	48.75	0.98
Total average deposits	$856,716	100.00	0.65	$869,234	100.00	0.72	$236,363	100.00	0.86

The overall mix of deposits shifted somewhat in the periods presented above as average time deposits declined while money market and savings increased. Average non-interest demand deposits declined due to the product realignment described above. The average cost of deposits decreased to 0.65 percent in the 2012 successor period from 0.72 percent in the 2012 predecessor period and 0.86 percent in predecessor 2011. Management expects that deposit costs will continue to trend downward in 2013.

The following table summarizes the amounts and maturities of time deposits with balances of $100 thousand or more as of December 31, 2012.

(Dollars in thousands)	December 31, 2012

Remaining maturity:
Three months or less	$33,144
Over three months through one year	49,472
Over one year through three years	46,606
Over three years through five years	24,451
Over five years	—
Total	$153,673

Borrowings and Long-Term Debt

The Company uses borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital. Short-term borrowings totaled $7.5 million as of December 31, 2012 and consisted of four FHLB advances maturing in 2013. Long-term debt totaled $19.9 million as of December 31, 2012, which was a decrease from $24.2 million as of December 31, 2011. Long-term debt as of December 31, 2012 included three FHLB advances maturing in 2014 totaling $7.5 million, a subordinated term loan of $6.9 million, and junior subordinated debentures issued in connection with the sale of trust preferred securities of $5.5 million. FHLB advances are a cost-effective funding source that provide the Company with the flexibility to structure the debt in a manner that aids in the management of interest rate risk and liquidity.

Stockholders’ Equity

Total stockholders’ equity was $173.9 million as of December 31, 2012, which was an increase from $169.5 million as of December 31, 2011. This increase was primarily due to net income of $3.8 million in the 2012 successor period and $529 thousand in the 2012 predecessor period, other comprehensive income of $971 thousand in the 2012 successor period and $488 thousand in the 2012 predecessor period, and stock-based compensation of $850 thousand in the 2012 successor period. The increase in stockholders' equity was partially offset by dividends on preferred stock of $2.5 million in the 2012 successor period. Other comprehensive income was primarily related to tax-effected unrealized securities gains.

Liquidity

Liquidity management involves the Company's ability to fund the needs and requirements of depositors and borrowers and to pay operating expenses while ensuring compliance with regulatory liquidity requirements. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of liquidity, which includes stress testing and evaluation of future sources and needs of funds. Investment portfolio principal payments and maturities, loan principal payments, deposit growth, brokered and other wholesale deposit sources, and available borrowings from the FHLB, the Federal Reserve Bank, and federal funds lines with correspondent banks are the primary sources of liquidity for the Company. The Company's primary uses of liquidity are deposit withdrawals, repayments of borrowings, disbursements of loan proceeds and investment purchases. The Company’s liquidity levels have been significantly benefited by Piedmont's aggregate cash investments which have totaled $133.3 million since February 2010.

As of December 31, 2012, liquid assets (which include cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) totaled $186.8 million, which represented 17 percent of total assets and 21 percent of total deposits. Supplementing this on-balance sheet liquidity, the Company has available off-balance sheet liquidity in the form of lines of credit from the FHLB and other correspondent banks which totaled $298.0 million as of December 31, 2012. Management believes that the aggregate liquidity position of the Company is sufficient to meet deposit maturities and withdrawals, borrowing commitments, loan funding requirements, and operating expenses. Core deposits (total deposits less brokered deposits), one of the Company's most stable sources of liquidity, together with common equity capital, funded $940.6 million, or 87 percent, of total assets as of December 31, 2012 compared with $893.9 million, or 82 percent, of total assets as of December 31, 2011.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	December 31, 2012
(Dollars in thousands)	1 Year or Less	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total

Time deposits	$182,395	$126,143	$43,262	$—	$351,800
Short-term borrowings	7,500	—	—	—	7,500
Long-term debt	—	7,500	—	12,364	19,864
Operating leases	2,425	4,759	4,042	10,255	21,481
Total contractual obligations	$192,320	$138,402	$47,304	$22,619	$400,645

The Company's significant commitments and obligations are summarized in the accompanying table. Not all of the commitments presented in this table will be used, thus the actual cash requirements are likely to be significantly less than the amounts reported.

(Dollars in thousands)	December 31, 2012

Commitments to extend credit	$156,580
Financial standby letters of credit	4,415
Capital commitment to private investment fund	175
Total commitments	$161,170

For further information regarding the Company's off-balance sheet commitments, see Note N "Commitments and Contingencies" in the "Notes to Consolidated Financial Statements."

Capital

The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. The Company's principal goals related to the maintenance of capital are to provide adequate capital to support the Company's risk profile, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, and provide a competitive return to stockholders.

Banking regulators have defined capital into the following components: (1) Tier 1 capital, which includes common stockholders' equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0 percent and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0 percent. In addition to the risk-based guidelines, federal regulations require the Bank to maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0 percent.

The following table summarizes the Bank's regulatory capital ratios as of December 31, 2012 and separate capital ratios for each of Legacy VantageSouth, Rowan, and Crescent State Bank as of December 31, 2011.

		Minimum Requirements To Be:
	As Reported	Adequately Capitalized	Well Capitalized
Successor Company
December 31, 2012
Total risk-based capital	14.96%	8.00%	10.00%
Tier 1 risk-based capital	13.66	4.00	6.00
Tier 1 leverage	11.45	4.00	5.00

Predecessor Company
December 31, 2011
Legacy VantageSouth:
Total risk-based capital	11.85%	8.00%	10.00%
Tier 1 risk-based capital	10.59	4.00	6.00
Tier 1 leverage	8.49	4.00	5.00
Rowan:
Total risk-based capital	13.04%	8.00%	10.00%
Tier 1 risk-based capital	12.61	4.00	6.00
Tier 1 leverage	9.72	4.00	5.00
Crescent State Bank:
Total risk-based capital	14.64%	8.00%	10.00%
Tier 1 risk-based capital	13.62	4.00	6.00
Tier 1 leverage	10.19	4.00	5.00

The Company is not required to report regulatory capital ratios since Piedmont is the top-tier holding company in the organization. If the Company were to report consolidated regulatory capital ratios calculated consistently with federal regulations for bank holding companies, its total risk-based capital, tier 1 risk-based capital, and tier 1 leverage capital ratios would have been 15.14 percent, 13.84 percent and 11.60 percent, respectively, as of December 31, 2012.

The Company's tangible book value per common share was $3.37 as of December 31, 2012 compared to $3.27 as of December 31, 2011. Tangible common equity to tangible assets was 11.42 percent as of December 31, 2012 compared to 10.99 percent as of December 31, 2011. The following table presents the calculation of tangible book value per common share and tangible common equity to tangible assets.

	Successor Company	Predecessor Company
(Dollars in thousands)	December 31, 2012	December 31, 2011

Total stockholders' equity	$173,941	$169,509
Less: preferred stock	24,657	24,442
Less: goodwill and other intangible assets	28,630	28,706
Tangible common equity	$120,654	$116,361
Common shares outstanding	35,754,247	35,566,535
Tangible book value per common share	$3.37	$3.27

Tangible common equity	$120,654	$116,361

Total assets	1,085,225	1,087,621
Less: goodwill and other intangible assets	28,630	28,706
Tangible assets	$1,056,595	$1,058,915
Tangible common equity to tangible assets	11.42%	10.99%

Quarterly Financial Information

The following table presents condensed unaudited information relating to quarterly periods in the years ended December 31, 2012 and 2011.

	Successor Company				Predecessor Company
(Dollars in thousands)	Fourth Quarter 2012	Third Quarter 2012	Second Quarter 2012	February 1 to March 31, 2012	January 1 to January 31, 2012	Fourth Quarter 2011	Third Quarter 2011	Second Quarter 2011	First Quarter 2011

Summary of Operations:
Interest income	$11,773	$11,862	$11,810	$8,074	$4,206	$7,552	$3,018	$2,760	$1,004
Interest expense	1,598	1,597	1,777	1,198	633	1,696	481	427	174
Net interest income	10,175	10,265	10,033	6,876	3,573	5,856	2,537	2,333	830
Provision for loan losses	1,167	1,077	2,046	869	195	729	31	85	35
Net interest income after provision	9,008	9,188	7,987	6,007	3,378	5,127	2,506	2,248	795
Non-interest income	4,133	3,332	2,390	1,472	657	921	417	220	158
Non-interest expense	14,354	11,140	10,298	7,418	3,236	7,404	1,740	1,303	789
Income (loss) before income taxes	(1,213)	1,380	79	61	799	(1,356)	1,183	1,165	164
Income tax expense (benefit)	(3,326)	95	(259)	4	270	(504)	303	412	(23)
Net income (loss)	2,113	1,285	338	57	529	(852)	880	753	187
Dividends and accretion on preferred stock	368	367	367	244	122	182	—	—	—
Net income (loss) to common stockholders	$1,745	$918	$(29)	$(187)	$407	$(1,034)	$880	$753	$187

Basic earnings (loss) per common share	$0.05	$0.03	$—	$(0.01)	$0.01	$(0.05)	$0.16	$0.11	$0.02
Diluted earnings (loss) per common share	$0.05	$0.03	$—	$(0.01)	$0.01	$(0.05)	$0.16	$0.11	$0.02

Net income in the fourth quarter of 2012 totaled $2.1 million while the net loss in the predecessor fourth quarter of 2011 totaled $852 thousand. The fourth quarter of 2012 included $2.3 million in merger, conversion and re-branding costs that reduced net income by $1.4 million on an after-tax basis. After preferred stock dividends, the Company recognized net income of $0.05 per basic and diluted common share during the fourth quarter of 2012 and a net loss of $0.05 per basic and diluted common share in the fourth quarter of 2011.

Net interest income in the fourth quarter of 2012 totaled $10.2 million and net interest income totaled $5.9 million in the predecessor fourth quarter of 2011. Taxable equivalent net interest margin increased to 4.37 percent in the fourth quarter of 2012 from 3.72 percent in the fourth quarter of 2011. This significant margin improvement resulted from a decline in funding costs and an increase in yield on interest-earning assets. Funding costs declined as the average rate on total interest-bearing liabilities fell from 1.24 percent in the predecessor fourth quarter of 2011 to 0.80 percent in the fourth quarter of 2012. Taxable equivalent yield on interest-earning assets increased from 4.79 percent in the predecessor fourth quarter of 2011 to 5.05 percent in the fourth quarter of 2012. The increase in taxable equivalent yield on interest-earning assets was primarily due to an improved asset mix as lower yielding federal funds and overnight investments were used to fund loan growth and securities purchases in 2012.

Average earning assets totaled $933.0 million in the fourth quarter of 2012 and $628.3 million in the predecessor fourth quarter of 2011. Average interest-bearing liabilities equaled $798.3 million in the fourth quarter of 2012 and $541.7 million in the predecessor fourth quarter of 2011. The increase in average balances was primarily due to Piedmont's acquisition of Crescent Financial in the fourth quarter of 2011 and strong loan growth in the last half of 2012. The first half of the year was marked primarily by a focus on reducing problem assets and building out the Company's lending platform, which included recruiting experienced commercial and retail bankers. In the last half of the year, the Company was able to leverage its lending platform and execute on its business plan by growing its loan portfolio.

Provision for loan losses totaled $1.2 million in the fourth quarter of 2012 and $729 thousand in the predecessor fourth quarter of 2011. The ALL and related provision are calculated for the following three portfolio categories: (1) new loans, (2) purchased non-impaired loans, and (3) PCI loans. The following table summarizes the changes in ALL for each loan category in the quarter ended December 31, 2012.

(Dollars in thousands)	New Loans	Purchased Non-Impaired	PCI	Total

Balance at September 30, 2012	$2,152	$87	$907	$3,146
Net charge-offs	—	(315)	—	(315)
Provision for loan losses	513	283	371	1,167
Balance at December 31, 2012	$2,665	$55	$1,278	$3,998

Loans acquired with evidence of credit deterioration since origination have been grouped into pools of loans with similar risk characteristics at acquisition and are accounted for as PCI loans. Subsequent to acquisition of these loans, estimates of pool-level cash flows expected to be collected are updated each reporting period based on assumptions regarding default rates, loss severities, and other factors that reflect current market conditions. If the Company has probable decreases in pool-level cash flows expected to be collected, the provision for loan losses is charged, resulting in an increase to the ALL. If there are probable and significant increases in pool-level cash flows expected to be collected, the Company will first reverse any previously established ALL and then increase interest income as a prospective yield adjustment over the remaining life of the loans.

Results of the Company’s fourth quarter cash flow re-estimation are summarized as follows:

(Dollars in thousands)	Impairment (Provision)	Cash Flow Improvement	New Yield	Previous Yield

Loan pools with cash flow improvement	$(111)	$508	7.48%	7.07%
Loan pools with impairment	482	—	6.51%	6.51%
Total	$371	$508	6.82%	6.67%

The fourth quarter of 2012 cash flow re-estimation indicated net improved cash flows on PCI loan pools. The $508 thousand of cash flow improvement on related loan pools will be recorded as additional interest income as a prospective yield adjustment over the remaining life of the loans. The $371 thousand impairment was recorded to the provision for loan losses in the fourth quarter of 2012. The pool-level impairment and cash flow improvement were calculated as the difference between the pool-level recorded investment and the net present value of estimated cash flows at the time of the cash flow re-estimation.

Non-interest income totaled $4.1 million in the fourth quarter of 2012 compared to $921 thousand in the predecessor fourth quarter of 2011. Non-interest income in the fourth quarter of 2012 included $771 thousand in mortgage banking income, which was an increase from $282 thousand in the fourth quarter of 2011. The Company restructured its mortgage lending business following Piedmont’s investment in Crescent Financial and hired additional experienced mortgage lenders. The Company also continues to benefit from the improving housing market in the Raleigh, North Carolina and surrounding areas as well as the currently low interest rate environment that has encouraged refinancings.

Non-interest income in the fourth quarter of 2012 also included $1.7 million in servicing fees and gains on the sale of the guaranteed portion of SBA loans originated by the Company, which was a significant increase from $51 thousand in the fourth quarter of 2011. The Company entered the government-guaranteed lending business following Piedmont's acquisition of Rowan in April 2011 and sells the guaranteed portion of certain SBA loans in the secondary market without recourse and recognizes gains as those loans are sold at a premium. Government-guaranteed lending and sales volumes have increased significantly throughout 2012 while secondary market premiums have also risen. Securities gains also contributed to higher non-interest income as the Company realized $603 thousand in gains in the fourth quarter of 2012 compared to losses of $55 thousand in the fourth quarter of 2011.

Non-interest expense in the fourth quarter of 2012 totaled $14.4 million compared to $7.4 million in the predecessor fourth quarter of 2011. Non-interest expense in the fourth quarter of 2012 included $6.6 million in salaries and employee benefits expense and $1.4 million in occupancy and equipment expense. Also included in non-interest expense in the fourth quarter of 2012 was $2.3 million in merger, conversion, and re-branding costs associated with the Crescent State Bank / Legacy VantageSouth merger and the proposed merger with ECB.

The Company’s income tax benefit in the fourth quarter of 2012 totaled $3.3 million. The income tax benefit recognized in the fourth quarter of 2012 was primarily due to the Company's reversal of a valuation allowance related to deferred tax assets generated by Legacy VantageSouth before and after Piedmont's acquisition of that company. This valuation allowance reversal was based on the Company's analysis of positive and negative evidence regarding future realization of its deferred tax assets. Based on this analysis, the Company determined that there was sufficient positive evidence to indicate that it would likely realize the full value of its deferred tax assets over time and therefore determined that no valuation allowance on its deferred tax assets was necessary as of December 31, 2012. The Company’s income tax benefit in the predecessor fourth quarter of 2011 totaled $504 thousand.

Critical Accounting Policies

The Company has identified accounting policies that are the most critical to fully understand and evaluate its reported financial results and require management's most difficult, subjective or complex judgments. Management has reviewed the following critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

•	Determination of the allowance for loan losses,

•	Determination of fair values for acquired assets and assumed liabilities,

•	Accounting for PCI loans,

•	Valuation of foreclosed assets,

•	Valuation allowance on deferred tax assets, and

•	Evaluation of investment securities for other-than-temporary impairment.

For a full description of these critical accounting policies, see Note B "Summary of Significant Accounting Policies" in the "Notes to Consolidated Financial Statements."

Recent Accounting Pronouncements

For recently issued accounting pronouncements that may affect the Company, see Note B "Summary of Significant Accounting Policies" in the "Notes to Consolidated Financial Statements."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company intends to reach its strategic financial objectives through the effective management of market risk. Like many financial institutions, the Company’s most significant market risk exposure is interest rate risk. The Company's primary goal in managing interest rate risk is to minimize the effect that changes in market interest rates have on earnings and capital. This is accomplished through the active management of the balance sheet. The goal of these activities is to structure the maturity and repricing of assets and liabilities to produce stable net interest income despite changing interest rates. The Company's overall interest rate risk position is maintained within a series of policies approved by the Board of Directors and guidelines established and monitored by the Bank’s Asset/Liability Committee (“ALCO”).

To measure, monitor, and report on interest rate risk, the Company begins with two models: (1) net interest income ("NII") at risk, which measures the impact on NII over the next twelve months to immediate changes in interest rates and (2) net economic value of equity ("EVE"), which measures the impact on the present value of net assets to immediate changes in interest rates. NII at risk is designed to measure the potential short-term impact of changes in interest rates on NII. EVE is a long-term measure of interest rate risk to the Company's balance sheet, or equity. Finally, gap analysis, which is the difference between the amount of balance sheet assets and liabilities repricing within a specified time period, is used as a secondary measurement of the Company's interest rate risk position. All of these models are subject to ALCO guidelines and are monitored regularly.

In calculating NII at risk, the Company begins with a base amount of NII that is projected over the next twelve and twenty-four months, assuming that the balance sheet is static and the yield curve remains unchanged over the period. The current yield curve is then “shocked,” or moved immediately, ±1.0 percent, ±2.0 percent, ±3.0 percent and ±4.0 percent in a parallel fashion, or at all points along the yield curve. New twelve-month NII projections are then developed using the same balance sheet but with the new yield curves, and these results are compared to the base scenario. The Company also performs yield curve twist scenarios to evaluate potential NII at risk under different scenarios such as a flattening yield curve, a steepening curve, and others that management deems necessary.

EVE at risk is based on the change in the present value of all assets and liabilities under different interest rate scenarios. The present value of existing cash flows with the current yield curve serves as the base case. The Company then applies an immediate parallel shock to that yield curve of ±1.0 percent, ±2.0 percent, ±3.0 percent and ±4.0 percent and recalculates the cash flows and related present values.

Key assumptions used in the models described above include the timing of cash flows, the maturity and repricing of assets and liabilities, changes in market conditions, and interest-rate sensitivities of the Company's non-maturity deposits with respect to interest rates paid and the level of balances. These assumptions are inherently uncertain and, as a result, the models cannot precisely calculate future NII or predict the impact of changes in interest rates on NII and EVE. Actual results could differ from simulated results due to the timing, magnitude and frequency of changes in interest rates and market conditions, changes in spreads and management strategies, among other factors. Projections of NII are assessed as part of the Company's forecasting process.

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of December 31, 2012

	December 31, 2012
(Dollars in thousands)	Estimated Exposure to NII	Estimated Exposure to EVE

Immediate change in interest rates:
+ 4.0%	11.85%	0.02%
+ 3.0%	8.48	(0.19)
+ 2.0%	4.92	(0.20)
+ 1.0%	1.73	(0.22)
No change	—	—
- 1.0%	1.11	0.23

While the measures presented in the table above are not a prediction of future NII or EVE valuations, they do suggest that if all other variables remained constant, immediate increases in interest rates at all points on the yield curve may produce higher NII in the short term. Other important factors that impact the levels of NII are balance sheet size and mix, interest rate spreads, the slope of the yield curve, the speed of interest rates changes, and management actions taken in response to the preceding conditions.

Interest Rate Gap Analysis. Interest rate gap analysis is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The “gap” is the difference between the amounts of such assets and liabilities that are subject to repricing. A positive gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceed the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a declining interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a decrease in the yield on its assets greater than the decrease in the cost of its liabilities, and its NII should be negatively affected. Conversely, the yield on its assets for an institution with a positive gap would generally be expected to increase more quickly than the cost of funds in a rising interest rate environment, and such institution’s NII generally would be expected to be positively affected by rising interest rates. Changes in interest rates generally have the opposite effect on an institution with a negative gap.

The table below sets forth the contractual repricing schedule of interest-earning assets and interest-bearing liabilities as of December 31, 2012. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable or variable rates are shown as being due within the next twelve months. Non-maturity deposit accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled or expected amortizing principal payments that will be received throughout the lives of the loans or investments. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used.

	December 31, 2012
(Dollars in thousands)	1 Year or Less	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total

Interest-earning assets:
Loans:
Adjustable or variable rate	$306,363	$—	$—	$—	$306,363
Fixed rate	124,257	100,492	137,292	95,012	457,053
Loans held for sale	16,439	—	—	—	16,439
Interest-earning deposits with banks	7,978	—	—	—	7,978
Federal funds sold	26,750	—	—	—	26,750
Investment securities available for sale	13,478	34,739	46,325	41,769	136,311
Investment securities held to maturity	180	—	—	—	180
FHLB stock	2,307	—	—	—	2,307
Total interest-earning assets	$497,752	$135,231	$183,617	$136,781	$953,381

Interest-bearing liabilities:
Deposits:
Non-maturity deposits	$521,422	$—	$—	$—	$521,422
Time	182,395	126,143	43,262	—	351,800
Short-term borrowings	7,500	—	—	—	7,500
Long-term debt	—	7,500	—	12,364	19,864
Total interest-bearing liabilities	$711,317	$133,643	$43,262	$12,364	$900,586

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	58

Consolidated Balance Sheets as of December 31, 2012 (Successor) and December 31, 2011 (Predecessor)	59

Consolidated Statements of Operations for the period from February 1 to December 31, 2012 (Successor), the period from January 1 to January 31, 2012 (Predecessor), and the year ended December 31, 2011 (Predecessor)	60

Consolidated Statements of Comprehensive Income (Loss) for the period from February 1 to December 31, 2012 (Successor), the period from January 1 to January 31, 2012 (Predecessor), and the year ended December 31, 2011 (Predecessor)	61

Consolidated Statements of Changes in Stockholders’ Equity for the period from February 1 to December 31, 2012 (Successor), the period from January 1 to January 31, 2012 (Predecessor), and the year ended December 31, 2011 (Predecessor)	62

Consolidated Statements of Cash Flows for the period from February 1 to December 31, 2012 (Successor), the period from January 1 to January 31, 2012 (Predecessor), and the year ended December 31, 2011 (Predecessor)	63

Notes to Consolidated Financial Statements	65

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Crescent Financial Bancshares, Inc. and Subsidiary
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Crescent Financial Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2012 (Successor) and 2011 (Predecessor), and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the period from February 1, 2012 through December 31, 2012 (Successor), the period from January 1, 2012 through January 31, 2012 (Predecessor), and for the year ended December 31, 2011 (Predecessor). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crescent Financial Bancshares, Inc. and Subsidiary as of December 31, 2012 (Successor) and 2011 (Predecessor), and the results of their operations and their cash flows for the period from February 1, 2012 through December 31, 2012 (Successor), the period from January 1, 2012 through January 31, 2012 (Predecessor), and for the year ended December 31, 2011 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the consolidated financial statements for 2011 have been retrospectively adjusted to reflect a change in reporting entity.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina
March 29, 2013

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2012 (Successor) and December 31, 2011 (Predecessor)

	Successor Company	Predecessor Company
(Dollars in thousands, except per share data)	2012	2011

Assets
Cash and due from banks	$15,735	$13,229
Interest-earning deposits with banks	7,978	8,583
Federal funds sold	26,750	24,660
Investment securities available for sale	136,311	169,583
Investment securities held to maturity	180	421
Loans held for sale	16,439	4,214
Loans	763,416	736,089
Allowance for loan losses	(3,998)	(2,131)
Net loans	759,418	733,958
Federal Home Loan Bank stock, at cost	2,307	9,899
Premises and equipment, net	17,351	16,841
Bank-owned life insurance	19,976	19,261
Foreclosed assets	5,837	11,066
Deferred tax asset, net	36,659	33,935
Goodwill	26,254	26,254
Other intangible assets, net	2,376	2,452
Accrued interest receivable and other assets	11,654	13,265
Total assets	$1,085,225	$1,087,621

Liabilities
Deposits:
Non-interest demand	$71,613	$113,321
Interest-bearing demand	188,843	175,840
Money market and savings	260,966	189,468
Time	351,800	407,615
Total deposits	873,222	886,244
Short-term borrowings	7,500	—
Long-term debt	19,864	24,216
Accrued interest payable and other liabilities	10,698	7,652
Total liabilities	911,284	918,112

Stockholders’ Equity
Preferred stock - Crescent Financial, no par value, 5,000,000 shares authorized, 24,900 shares issued and outstanding at December 31, 2012 and 2011	24,657	24,442
Preferred stock - Legacy VantageSouth, $.01 par value, 2,500,000 shares authorized, 83,052 issued and outstanding at December 31, 2011	—	1
Common stock, $0.001 par value, 75,000,000 shares authorized, 35,754,247 and 35,566,535 shares issued and outstanding at December 31, 2012 and 2011	36	36
Common stock warrant	1,325	1,325
Additional paid-in capital	147,510	152,514
Accumulated deficit	(1,405)	(9,089)
Accumulated other comprehensive income	1,818	280
Total stockholders' equity	173,941	169,509
Total liabilities and stockholder's equity	$1,085,225	$1,087,621

See accompanying Notes to Consolidated Financial Statements.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Periods From February 1 to December 31, 2012 (Successor), From January 1 to January 31, 2012 (Predecessor) and Year Ended December 31, 2011 (Predecessor)

	Successor Company	Predecessor Company
	February 1 to December 31, 2012	January 1 to January 31, 2012	Year Ended December 31,
(Dollars in thousands, except per share data)			2011

Interest income
Loans	$39,717	$3,807	$13,362
Investment securities	3,717	395	870
Federal funds sold and interest-earning deposits	85	4	102
Total interest income	43,519	4,206	14,334
Interest expense
Non-maturity deposits	1,873	205	903
Time deposits	3,213	325	1,132
Short-term borrowings	19	—	18
Long-term debt	1,065	103	725
Total interest expense	6,170	633	2,778
Net interest income	37,349	3,573	11,556
Provision for loan losses	5,159	195	880
Net interest income after provision for loan losses	32,190	3,378	10,676
Non-interest income
Mortgage banking income	3,164	225	440
Government-guaranteed lending	3,061	98	476
Service charges and fees on deposit accounts	1,937	194	516
Earnings on bank-owned life insurance	760	70	103
Gain (loss) on sale of available for sale securities	1,251	—	(38)
Other	1,154	70	219
Total non-interest income	11,327	657	1,716
Non-interest expense
Salaries and employee benefits	21,276	1,737	5,786
Occupancy and equipment	4,920	396	953
Data processing	2,972	271	1,000
FDIC insurance premiums	926	141	373
Foreclosed asset expenses	1,303	11	(191)
Other loan related expense	1,524	162	337
Professional services	4,691	144	867
Advertising and business development	1,083	73	723
Printing, postage, and supplies	786	47	210
Other	3,729	254	1,178
Total non-interest expense	43,210	3,236	11,236
Income before income tax expense	307	799	1,156
Income tax expense (benefit)	(3,486)	270	188
Net income	3,793	529	968
Effective dividend on preferred stock	1,346	122	182
Net income available to common stockholders	$2,447	$407	$786

Net income per common share
Basic	$0.07	$0.01	$0.07
Diluted	$0.07	$0.01	$0.07
Weighted average common shares outstanding
Basic	35,724,513	35,511,770	10,858,223
Diluted	35,796,731	35,534,050	10,916,115

See accompanying Notes to Consolidated Financial Statements.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Periods From February 1 to December 31, 2012 (Successor), From January 1 to January 31, 2012 (Predecessor) and Year Ended December 31, 2011 (Predecessor)

	Successor Company	Predecessor Company
	February 1 to December 31, 2012	January 1 to January 31, 2012	Year Ended December 31,
(Dollars in thousands)			2011

Net income	$3,793	$529	$968
Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available for sale securities	3,014	1,008	385
Tax effect	(1,007)	(520)	(194)
Reclassification of (gains) losses recognized in net income	(1,251)	—	38
Tax effect	482	—	(15)
Net of tax amount	1,238	488	214
Cash flow hedging activities:
Unrealized holding loss on cash flow hedging activities	(434)	—	—
Tax effect	167	—	—
Net of tax amount	(267)	—	—
Total other comprehensive income	971	488	214
Comprehensive income	$4,764	$1,017	$1,182

See accompanying Notes to Consolidated Financial Statements.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Periods From February 1 to December 31, 2012 (Successor),
From January 1 to January 31, 2012 (Predecessor) and Year Ended December 31, 2011 (Predecessor)

	Preferred Stock - Crescent Financial		Preferred Stock - Legacy VantageSouth		Common Stock		Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount	Shares	Amount	Shares	Amount

Predecessor Company
Balance at December 31, 2010	—	$—	694,252	$7	11,831,770	$12	$—	$18,510	$(10,024)	$66	$8,564
Combination with Community Bank of Rowan	—	—	—	—	(6,221,379)	(6)	—	9,506	—	—	9,500
Combination with Crescent Financial Bancshares, Inc.	24,900	24,409	—	—	28,412,051	28	1,325	117,389	—	—	143,151
Net income	—	—	—	—	—	—	—	—	968		968
Other comprehensive income	—	—	—	—	—	—	—	—	—	214	214
Stock based compensation	—	—	—	—	—	—	—	103	—	—	103
Sale of Community Bank of Rowan common stock	—	—	—	—	—	—	—	7,009	—	—	7,009
Conversion of Legacy VantageSouth Bank preferred stock to common stock			(611,200)	(6)	1,544,093	2	—	(2)	—	—	(6)
Accretion of discount on preferred stock		33	—	—	—	—	—	—	(33)	—	—
Preferred stock dividend	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2011	24,900	$24,442	83,052	$1	35,566,535	$36	$1,325	$152,515	$(9,089)	$280	$169,509
Net income	—	—	—	—	—	—	—	—	529		529
Other comprehensive income	—	—	—	—	—	—	—	—		488	488
Stock based compensation	—	—	—	—	—	—	—	4	—	—	4
Forfeited restricted stock	—	—	—	—	(16,750)	—	—	—	—	—	—
Accretion of discount on preferred stock	—	24	—	—	—	—	—	—	(24)	—	—
Preferred stock dividend	—	—	—	—	—	—	—	—	—	—	—
Balance at January 31, 2012	24,900	$24,466	83,052	$1	35,549,785	$36	$1,325	$152,519	$(8,584)	$768	$170,530

Successor Company
Balance at February 1, 2012	24,900	$24,466	83,052	$1	35,549,785	$36	$1,325	$146,627	$(2,459)	$847	$170,843
Net income	—	—	—	—	—	—	—	—	3,793	—	3,793
Other comprehensive income	—	—	—	—	—	—	—	—	—	971	971
Stock based compensation	—	—	—	—	—	—	—	850	—	—	850
Forfeited restricted stock	—	—	—	—	(16,750)	—	—	—	—	—	—
Stock options exercised	—	—	—	—	8,835	—	—	32	—	—	32
Issuance of Legacy VantageSouth Bank common stock to directors	—	—	—	—	3,836	—	—	14	—	—	14
Purchase of Legacy VantageSouth Bank common stock from directors	—	—	—	—	(1,279)	—	—	(6)	—	—	(6)
Purchase of Community Bank of Rowan common stock from directors	—	—	—	—	—	—	—	(7)	—	—	(7)
Conversion of Legacy VantageSouth Bank preferred stock to common stock	—	—	(83,052)	(1)	209,820	—	—	—	—	—	(1)
Accretion of discount on preferred stock	—	191	—	—	—	—	—	—	(191)	—	—
Preferred stock dividend	—	—	—	—	—	—	—	—	(2,548)	—	(2,548)
Balance at December 31, 2012	24,900	$24,657	—	$—	35,754,247	$36	$1,325	$147,510	$(1,405)	$1,818	$173,941

See accompanying Notes to Consolidated Financial Statements.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Periods From February 1 to December 31, 2012 (Successor), From January 1 to January 31, 2012 (Predecessor) and Year Ended December 31, 2011 (Predecessor)

	Successor Company	Predecessor Company
	February 1 to December 31, 2012	January 1 to January 31, 2012	Year Ended December 31,
(Dollars in thousands)			2011

Cash flows from operating activities
Net income	$3,793	$529	$968
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,259	103	375
Stock based compensation	850	4	103
Provision for loan losses	5,159	195	880
Accretion on purchased loans	(14,695)	(1,592)	(3,705)
Amortization of core deposit intangible	410	28	88
Amortization of premium on time deposits	(2,737)	(311)	(632)
Accretion of discount on long-term debt	136	12	17
Loss (gain) on mortgage loan commitments	(583)	(159)	44
Net gain on sales of loans held for sale	(5,547)	(20)	(391)
Originations of loans held for sale	(140,724)	(6,340)	(32,239)
Proceeds from sales of loans held for sale	131,388	9,018	33,317
Net increase in cash surrender value of bank-owned life insurance	(653)	(62)	(103)
Deferred income taxes	(255)	270	336
Deferred tax asset valuation allowance	(3,300)	—	(148)
Loss (gain) on sales of securities available for sale	(1,251)	—	38
Net amortization of premiums on securities available for sale	901	25	271
Net loss (gain) on disposal of foreclosed assets	51	17	(101)
Valuation adjustments on foreclosed assets	1,119	—	—
Loss on prepayment of FHLB advances	—	—	237
Gains from change in fair value of interest rate swaps	(226)	(2)	—
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,483)	(34)	(304)
(Increase) decrease in other assets	(297)	3,143	1,102
Increase (decrease) in accrued interest payable	(261)	(106)	(267)
Increase (decrease) in accrued expenses and other liabilities	6,247	(2,606)	(2,324)
Net cash provided by (used in) operating activities	(20,699)	2,112	(2,438)

Cash flows from investing activities
Cash acquired in combination with Community Bank of Rowan	—	—	22,474
Cash acquired in combination with Crescent Financial Bancshares, Inc.	—	—	226,126
Purchases of securities available for sale	(83,529)	(2,658)	(127,329)
Proceeds from maturities and repayments of securities available for sale	33,993	2,158	3,855
Proceeds from sales of securities available for sale	86,601	—	59,955
Loan originations (principal collections), net	(30,741)	542	(15,071)
Purchases of premises and equipment	(2,187)	(269)	(411)
Proceeds from sales of foreclosed assets	4,827	2,940	3,976
Proceeds from sales of loans	10,862	9,635	655
Purchases of loans	(7,698)	—	—
Proceeds from sales of Federal Home Loan Bank stock	7,469	123	407
Net cash provided by investing activities	19,597	12,471	174,637

See accompanying Notes to Consolidated Financial Statements.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Periods From February 1 to December 31, 2012 (Successor), From January 1 to January 31, 2012 (Predecessor) and Year Ended December 31, 2011 (Predecessor)

	Successor Company	Predecessor Company
	February 1 to December 31, 2012	January 1 to January 31, 2012	Year Ended December 31,
(Dollars in thousands)			2011

Cash flows from financing activities
Net increase (decrease) in deposits	$20,057	$(30,032)	$17,079
Proceeds from exercise of stock options	32	—	—
Proceeds from issuance of short-term borrowings	3,000	—	(173)
Repayments of long-term debt	(5,000)	5,000	(152,365)
Proceeds from issuance of preferred stock	—	—	7,009
Issuance of common stock	14	—	—
Repurchase of common stock	(13)	—	—
Dividends paid on preferred stock	(2,548)	—	—
Net cash provided by (used in) financing activities	15,542	(25,032)	(128,450)
Net change in cash and cash equivalents	14,440	(10,449)	43,749
Cash and cash equivalents, beginning	36,023	46,472	2,723
Cash and cash equivalents, ending	$50,463	$36,023	$46,472

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$9,032	$1,038	$1,681
Income taxes	—	—	—

Supplemental Disclosure of Non-cash Investing Activities:
Transfer of loans to foreclosed assets	$3,690	$35	$2,245
Change in fair value of securities available for sale, net of tax	1,238	488	251
Change in fair value of cash flow hedge, net of tax	(267)	—	—

See accompanying Notes to Consolidated Financial Statements.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE A – ORGANIZATION AND OPERATIONS

Crescent Financial Bancshares, Inc. (the “Company” or "Crescent Financial"), is a bank holding company incorporated under the laws of Delaware in 2011 and is a successor company to Crescent Financial Corporation, which was a bank holding company incorporated under the laws of North Carolina in 2001. The Company conducts its business operations primarily through its commercial bank subsidiary, VantageSouth Bank (formerly known as Crescent State Bank). The Company's headquarters are located in Raleigh, North Carolina. Crescent Financial is a subsidiary of Piedmont Community Bank Holdings, Inc. ("Piedmont").

VantageSouth Bank (or the "Bank") was incorporated in 1998 as a North Carolina-chartered commercial bank. The Bank serves central North Carolina to the coast with twenty full service branch offices located in Apex, Burlington (2), Cary (2), China Grove, Clayton, Fayetteville, Garner, Holly Springs, Knightdale, Pinehurst, Raleigh (3), Salisbury, Sanford, Southern Pines and Wilmington (2), North Carolina.

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

Piedmont Acquisition of Crescent Financial

Piedmont was established in 2009 as a bank holding company headquartered in Raleigh, North Carolina for the purpose of building a community banking franchise in the North Carolina, South Carolina, and Virginia markets. On November 18, 2011, Crescent Financial completed the issuance and sale to Piedmont of 18,750,000 shares of common stock for $75,000 in cash, or $4.00 per share. As part of its investment, Piedmont also made a tender offer to Crescent Financial's stockholders pursuant to which it purchased 6,128,423 shares of Crescent Financial's common stock for $29,100, or $4.75 per share (the "Tender Offer"). As a result of Piedmont's investment and the Tender Offer, Piedmont acquired approximately 88 percent of Crescent Financial's outstanding common stock.

Crescent Financial's financial condition and results of operations were significantly impacted by Piedmont's investment. Because of the level of Piedmont's ownership and control following the controlling investment, push-down accounting was applied. Accordingly, Crescent Financial's assets, liabilities and non-controlling interests were adjusted to estimated fair value at the acquisition date, and the allowance for loan losses was eliminated.

Piedmont Acquisition of VantageSouth Bank

VantageSouth Bank ("Legacy VantageSouth") was organized and incorporated under the laws of the State of North Carolina and commenced operations in 2006. Prior to its merger with Crescent State Bank on November 30, 2012, Legacy VantageSouth was headquartered in Burlington, North Carolina and operated five branch offices in central North Carolina. On February 19, 2010, Legacy VantageSouth sold 1,768,794 shares of its newly issued Series A Convertible Perpetual Preferred Stock (the “Series A Stock”) to Piedmont for an aggregate price of $7,700, or $4.35 per share. The Series A Stock was immediately convertible on a one-for-one basis into shares of Legacy VantageSouth's common stock, which totaled approximately 62 percent of its outstanding common stock at the date of the sale (as adjusted for the assumed conversion of the Series A Stock). The investment in Legacy VantageSouth gave Piedmont voting control over a majority of Legacy VantageSouth's outstanding common stock and the ability to control the election of the Legacy VantageSouth's Board of Directors. Pursuant to the Piedmont Investment Agreement, VantageSouth sold an additional 42,632 shares of Series A Stock for an aggregate purchase price of $185, or $4.35 per share, in a rights offering to Legacy VantageSouth's non-controlling shareholders. Subsequent to this additional investment, Piedmont's ownership interest in Legacy VantageSouth remained at approximately 62 percent.

The Series A Stock was partially converted into Legacy VantageSouth's common stock in 2010 and 2011, and the remaining conversion occurred immediately following the merger of Rowan into Legacy VantageSouth in February 2012. There was no Series A Stock outstanding when Legacy VantageSouth was merged into Crescent Financial in November 2012.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Piedmont Acquisition of Community Bank of Rowan
and Merger of Community Bank of Rowan into Legacy VantageSouth

On April 19, 2011, Piedmont acquired all outstanding common stock of Community Bank of Rowan, a North Carolina-chartered bank (“Rowan”). At the date of Piedmont's investment, Rowan operated two branch offices, which were located in Salisbury and China Grove, North Carolina. Piedmont purchased 813,083 shares of Rowan's common stock for an aggregate purchase price of $9,500. Immediately following the acquisition, Piedmont purchased an additional 569,158 shares of newly issued common stock for an aggregate price of $7,000. Legacy VantageSouth and Rowan became commonly controlled by Piedmont at the date of Piedmont's acquisition of Rowan.

On February 1, 2012, a transaction was completed whereby Piedmont purchased the remaining non-controlling interest in Legacy VantageSouth and simultaneously merged Rowan into Legacy VantageSouth. Piedmont purchased all remaining shares of Legacy VantageSouth common stock from non-controlling shareholders for an aggregate purchase price of approximately $4,800, or $4.35 per share. Following this transaction, Piedmont wholly owned the combined Legacy VantageSouth except for directors' qualifying shares. Because Piedmont purchased the remaining non-controlling common stock of Legacy VantageSouth with this transaction, push-down accounting was applied to Legacy VantageSouth so that the basis reported in Legacy VantageSouth’s financial statements from that date forward reflected Piedmont’s basis in Legacy VantageSouth. The merger of Legacy VantageSouth and Rowan was a merger of commonly controlled companies and was accounted for in a manner similar to a pooling of interests transaction. Thus, the combined company's financial results were retrospectively adjusted to combine the financial statement balances of Legacy VantageSouth and Rowan beginning on April 19, 2011, the date the two companies became commonly controlled by Piedmont.

Merger of Legacy VantageSouth into Crescent Financial

On November 30, 2012, the Company completed the merger of Legacy VantageSouth into Crescent State Bank in a share exchange. All outstanding Legacy VantageSouth shares of common stock were converted into Crescent Financial's shares at a 5.3278 exchange ratio for a total transaction value of approximately $35,000. At the time of merger, Piedmont owned all outstanding shares of Legacy VantageSouth except for directors' qualifying shares. Piedmont owned approximately 90 percent of the Company's outstanding common stock following the merger. The Company re-branded its wholly-owned banking subsidiary as VantageSouth Bank immediately following the merger.

Basis of Presentation and Change in Reporting Entity

The merger of Legacy VantageSouth into Crescent State Bank was a merger of commonly controlled companies and was accounted for in a manner similar to a pooling of interests transaction. Thus, the Company's financial statements have been retrospectively adjusted to combine the financial statement balances of Crescent Financial and Legacy VantageSouth beginning on November 18, 2011, the date the two companies became commonly controlled by Piedmont. Periods prior to the date of common control reflect Legacy VantageSouth's historical balances, which were retrospectively adjusted for the combination with Rowan, since it was the first company acquired by Piedmont. Due to the application of push-down accounting to Legacy VantageSouth's financial results on February 1, 2012, the date at which Legacy VantageSouth became substantially wholly-owned by Piedmont, balances and activity in the Company’s consolidated financial statements prior to the this date have been labeled with “Predecessor Company” while balances and activity subsequent to the this date have been labeled with “Successor Company.”

The accompanying consolidated financial statements include the accounts and transactions of Crescent Financial Bancshares, Inc. and its wholly-owned subsidiary, VantageSouth Bank. These consolidated financial statements have been retrospectively adjusted for the change in reporting entity described above. Therefore, historical balances presented in these consolidated financial statements are significantly different from Crescent Financial's previously issued quarterly and annual consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation.

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

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Regardless of these factors, if the Company has developed a plan to sell the security or it is likely that we will be forced to sell the security in the near future, then the impairment is considered other-than-temporary and the carrying value of the security is permanently written down to the current fair value with the difference between the new carrying value and the amortized cost charged to earnings. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the other-than-temporary impairment is separated into the following: (1) the amount representing the credit loss and (2) the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings, and the amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.

Loans

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity, are reported at their outstanding principal adjusted for any charge-offs, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased or acquired loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to the yield of the related loan. Interest on loans is recorded based on the principal amount outstanding. The accrual of interest on impaired loans, for all classes, is discontinued when the future collectability of the recorded loan balance is in doubt. When the future collectability of the recorded loan balance is not in doubt, interest income may be recognized on the cash basis. Generally, loans are placed on nonaccrual when they are past due 90 days or more. When a loan is placed in nonaccrual status, all unpaid accrued interest is reversed and subsequent collections of interest and principal payments are generally applied as a reduction to the principal outstanding. Should the credit quality of a nonaccrual loan improve, the loan can be returned to an accrual status after demonstrating consist payment history for at least six months.

A loan is classified as a troubled debt restructuring (“TDR”) when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. In the past, the Company has granted concessions by (1) reduction of the stated interest rate for the remaining original life of the debt or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The Company does not generally grant concessions through forgiveness of principal or accrued interest. The Company's policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely. If a borrower was materially delinquent on payments prior to the restructuring but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual until a period of performance under the modified terms has been established. Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status. These loans are closely monitored, and the Company ceases accruing interest on them if the borrowers may not continue performing based on the restructured note terms.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The summary below provides an overview of the types of loans the Company provides, or classes of loans, including a discussion of relevant underwriting guidelines and risk characteristics. Due to Piedmont's respective investments in the banks that have been combined under the common ownership of the Company, the legacy loan portfolio does not necessarily reflect the Bank’s current focus and lending strategy. Acquired loan amounts were adjusted to estimated fair value in purchase accounting and are being serviced and managed according to the specific circumstances of each loan and borrower relationship.

Commercial and Industrial Loans. These loans are typically for working capital, equipment, and business expansion. Commercial loans are generally secured by accounts receivable, inventory, equipment and owner-occupied real estate. With few exceptions, the Bank requires personal guarantees of the principal business owners. Commercial loans are generally originated with one to seven year maturities for working capital and equipment loans and five to seven year maturities with 15 to 25 year amortizations for owner occupied real estate.

Commercial Real Estate Loans. These loans are secured principally by leased apartments, retail centers, and commercial office and industrial buildings, acquired by the borrower for both investment and owner-occupied purposes. The Bank's emphasis is on lending for stabilized, income-producing properties and not on speculative projects. The Bank generally requires the personal guaranty of the principal business owners on all such loans. The real estate collateral is a secondary source of repayment. Commercial real estate loans are generally originated with three-to-seven year maturities with up to 25-year amortizations.

Construction Loans. Commercial construction loans for owner-occupied buildings and projects that are pre-sold or pre-leased are a focus of the Bank. These loans are generally originated with one to five year maturities and may have an amortization feature that could extend up to 25 years. The Bank's focus on one-to-four family residential construction loans is to borrowers who are the primary end users or to a builder where the home is pre-sold to the end user and where the loan is repaid when the end user secures a permanent mortgage market. These loans are generally originated with maturities up to 18 months in length. Construction loans to builders for speculative residential homes are not a focus. Any loans made in this product would be to well-established, well-capitalized regional builders. Through its Builder Finance division, the Bank lends to builders in its markets who have demonstrated a favorable record of performance and profitable operations. The Bank's loan policies require personal guarantees of the principal business owners.

Consumer Loans, Home Equity Lines of Credit and Residential Real Estate Loans. Consumer loans include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans. Residential real estate loans are made for purchasing and refinancing one-to-four family properties. The Bank offers fixed and variable rate options but generally limits the maximum term to five to seven years for non-real estate secured loans.

Purchased Credit-Impaired Loans

Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments, are accounted for as purchased credit-impaired (“PCI”) loans. Where possible, PCI loans with common risk characteristics are grouped into pools at acquisition. For PCI loan pools, the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the PCI loans using the effective yield method, provided that the timing and the amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for PCI loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.

Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. If the Company has probable decreases in pool-level cash flows expected to be collected, the provision for loan losses is charged, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in pool-level cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the loan pool. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Allowance for Loan Losses

The allowance for loan losses and related provision are calculated for the Company's following three portfolio categories: new loans, purchased non-impaired loans, and PCI loans. The following description of the Company's allowance for loan losses methodology primarily relates to new and purchased non-impaired loans. The evaluation of PCI loans for impairment follows a different methodology which is described above. The allowance for loan losses is a reserve established through a provision for probable loan losses charged to expense. Balances are charged against the allowance for loan losses when the collectability of principal is unlikely. Subsequent recoveries, if any, are credited to the allowance for loan losses. The allowance for loan losses is maintained at a level based on management's best estimate of probable credit losses that are inherent in the loan portfolio. The allowance for loan losses methodology includes calculations of reserves for loans that are evaluated individually for impairment and loans that are evaluated collectively for impairment.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. These loans are evaluated individually for impairment if they exceed a quantitative threshold of $100 at the borrower level. Reserves, or charge-offs, on individually impaired loans that are collateral dependent are based on the fair value of the underlying collateral while reserves on loans that are not collateral dependent are based on either an observable market price, if available, or the present value of expected future cash flows discounted at the historical effective interest rate. The Company evaluates loans that are classified as doubtful, substandard or special mention to determine whether or not they are individually impaired. This evaluation includes several factors, including review of the loan payment status and the borrower’s financial condition and operating results such as cash flows, operating income or loss, etc.

Reserves on loans collectively evaluated for impairment are determined by applying loss rates to pools of loans that are grouped according to loan collateral type and credit risk. The determination of loss rates on new loans involves considerations of peer loan loss experience as well as certain qualitative factors such as current delinquency levels and trends, loan growth, loan portfolio composition, prevailing economic conditions, the loan review function, and other relevant factors. Because the Company has not yet experienced charge-offs on the new loan portfolio, trailing two-year peer loss rates are used as a proxy for charge-off rates on the Company's new loan portfolio. The determination of loss rates on purchased non-impaired loans involves considerations of historical loan loss experience as well as certain qualitative factors such as current delinquency levels and trends, loan growth, loan portfolio composition, prevailing economic conditions, the loan review function, and other relevant factors. The Company uses trailing two-year historical loss rates on the legacy portfolio plus qualitative factors to determine appropriate loss rates for loans evaluated collectively.

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are classified as held for sale and are carried at the lower of cost or fair value. Upon closing, these loans, together with their servicing rights, are sold to mortgage loan investors under pre-arranged terms. Origination and service release fees are recognized upon the sale and are included in non-interest income. Related to the mortgage business, the Company enters into interest rate lock commitments and commitments to sell mortgages on a best-efforts basis. Interest rate lock commitments are entered into to manage interest rate risk associated with the fixed rate loan commitments. The period of time between the issuance of a loan commitment and the closing and sale of the loan generally ranges from 10 to 60 days. Such interest rate lock commitments represent derivative instruments which are carried at fair value. These derivative instruments do not qualify for hedge accounting. The fair value of interest rate lock commitments is based on current secondary market pricing and is included in other assets on the balance sheet and in non-interest income on the income statement. Gains and losses from sales of the mortgages are recognized when the Company sells the loan to the investor and such gains and losses are also recorded in non-interest income.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The Bank provides loans guaranteed by the Small Business Administration (“SBA”) for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. The portion of SBA loans originated that are guaranteed and intended for sale on the secondary market are classified as held for sale and are carried at the lower of cost or fair value. The loan participations are sold and the servicing rights are retained. At the time of the sale, an asset is recorded for the value of the servicing rights and is amortized over the remaining life of the loan on the effective interest method. The servicing asset is included in other assets and the amortization of the servicing asset is included in non-interest expense. Servicing fees are recorded in non-interest income. A gain is recorded for any premium paid in excess of the carrying value of the net assets transferred in the sale and is also included in non-interest income. The portion of SBA loans that are retained are included in the appropriate loan classification for disclosure purposes. These loans are primarily commercial real estate or commercial and industrial.

Federal Home Loan Bank of Atlanta Stock

As a requirement for membership, the Company has invested in common stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost and is periodically evaluated for impairment.

Premises and Equipment

Land is carried at cost. Other components of premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which range from 37 to 40 years for buildings and three to ten years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred, and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in earnings.

Premises and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Assets to be disposed of are transferred to other real estate owned and are reported at the lower of the carrying amount or fair value less costs to sell.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain current and former employees and directors. These policies are recorded in other assets at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the net cash surrender value are recorded in non-interest income.

Foreclosed Assets

Foreclosed assets include repossessed assets and other real estate owned. Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value upon foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed, and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and valuation adjustments are included in net expenses from foreclosed assets.

Income Taxes

Deferred income taxes are determined by application to temporary differences of the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company had no uncertain tax positions as of December 31, 2012.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

A valuation allowance is recorded for deferred tax assets if the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reversed the remaining deferred tax asset valuation allowance in the fourth quarter of 2012 and no longer had a valuation allowance as of December 31, 2012.

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The Company performs its annual goodwill impairment test as of October 31 of each year. For 2012, the results of the first step of the goodwill impairment test provided no indication of potential impairment. Goodwill will continue to be monitored for triggering events that may indicate impairment prior to the next scheduled annual impairment test.

Intangible assets with finite lives are amortized over their estimated useful lives. Other intangible assets, which consist of core deposit intangibles, are being amortized over seven to ten-year periods using an accelerated method.

Stock-Based Compensation

Compensation cost is recognized for Crescent Financial stock options and restricted stock awards issued to employees and directors. Compensation cost is measured as the fair value of these awards on their date of grant. An option pricing model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used as the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock options awards and as the restriction period for restricted stock awards.

Compensation cost is recognized on a pro rata basis for Piedmont stock warrants granted to certain members of management. Compensation cost is measured as the fair value of these awards on their date of grant. A Monte Carlo option pricing model is utilized to estimate the fair value of Piedmont’s stock warrants issued. Compensation cost is recognized over the vesting period

Fair Value Measurements

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company follows the fair value hierarchy which gives the highest priority to quoted prices in active markets (observable inputs) and the lowest priority to the management’s assumptions (unobservable inputs). For assets and liabilities recorded at fair value, the Company’s policy is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.

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

Assets and liabilities measured at fair value are grouped in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls to a lower level in the hierarchy. These levels are described as follows:

•	Level 1 – Valuations for assets and liabilities traded in active exchange markets.

•
Level 2 – Valuations for assets and liabilities that can be obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
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

The determination of where an asset or liability falls in the fair value hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures at each reporting period and based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, management expects that changes in classifications between levels will be rare.

Per Share Results

Basic and diluted net income (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if common stock options and warrants were exercised, resulting in the issuance of common stock that then shared in the net income (loss) of the Company.

Basic and diluted net income (loss) per share have been computed based upon net income available to common stockholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

	Successor Company	Predecessor Company
	February 1 to December 31, 2012	January 1 to January 31, 2012	Year Ended December 31, 2011

Weighted average number of common shares	35,724,513	35,511,770	10,858,223
Effect of dilutive stock options and warrant	59,086	615	14,992
Effect of restricted stock	13,132	21,665	42,900
Weighted average number of common shares and dilutive potential common shares	35,796,731	35,534,050	10,916,115

Anti-dilutive shares	109,763	1,074,089	987,964

Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income is comprised of unrealized gains on securities available for sale and unrealized losses on cash flow hedges to the extent that the hedges were effective. The following table summarizes the components of accumulated other comprehensive income as of December 31, 2012 and 2011.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Successor Company			Predecessor Company
	December 31, 2012			December 31, 2011
	Accumulated other comprehensive income (loss)	Deferred tax liability (asset)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax liability (asset)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains on securities available for sale	$3,394	$(1,309)	$2,085	$544	$(264)	$280
Unrealized losses on cash flow hedges	(434)	167	(267)	—	—	—
Total	$2,960	$(1,142)	$1,818	$544	$(264)	$280

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management has determined that the Company has one significant operating segment, which is providing general commercial banking and financial services to individuals and businesses primarily located in North Carolina. The Company's various products and services are those generally offered by community banks, and the allocation of resources is based on the overall performance of the company versus individual regions, branches, products and services.

Recently Adopted and Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-02 - Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles ("GAAP") to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective for periods beginning after December 15, 2012 with early adoption permitted. Adoption of this update is not expected have a material impact on the Company’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. The amendments are effective beginning January 1, 2013 with early adoption permitted. Adoption of this update is not expected have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other, to amend FASB Accounting Standards Codification (“ASC”) Topic 350, Testing Goodwill for Impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, to amend FASB ASC Topic 220, Comprehensive Income. The amendments in this update eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and will require them to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement format would include the traditional income statement and the components and total other comprehensive income as well as total comprehensive income. In the two statement approach, the first statement would be the traditional income statement which would immediately be followed by a separate statement which includes the components of other comprehensive income, total other comprehensive income and total comprehensive income. The amendments in this update were effective for the first interim or annual period beginning after December 15, 2011. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to amend ASC Topic 820, Fair Value Measurement. The amendments in this update result in common fair value measurement and disclosure requirements in GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements and others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Many of the previous fair value requirements are not changed by this standard. The amendments in this update were effective during interim and annual periods beginning after December 15, 2011. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

NOTE C – MERGERS AND ACQUISITIONS

Piedmont Acquisition of Crescent Financial

On November 18, 2011, Crescent Financial completed the issuance and sale to Piedmont of 18,750,000 shares of common stock for $75,000 in cash, or $4.00 per share. As part of its investment, Piedmont also made a tender offer to Crescent Financial's stockholders pursuant to which it purchased 6,128,423 shares of Crescent Financial's common stock for $29,100, or $4.75 per share (the "Tender Offer"). As a result of Piedmont's investment and the Tender Offer, Piedmont acquired approximately 88 percent of Crescent Financial's outstanding common stock.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table presents the Crescent Financial assets acquired, liabilities assumed, and non-controlling interests as of November 18, 2011.

	Historical Balances at November 18, 2011	Initial Fair Value Adjustments		Measurement Period Adjustments		Adjusted Balances at November 18, 2011
Fair value of assets acquired:
Cash and cash equivalents	$151,126	$75,000	(a)	$—		$226,126
Investment securities available for sale	89,343	—		—		89,343
Loans held for sale	4,588	—		—		4,588
Loans	582,089	(20,177)	(b)	(1,485)	(m)	560,427
Federal Home Loan Bank stock	8,669	—		—		8,669
Premises and equipment	10,866	(540)	(c)	—		10,326
Deferred tax asset, net	8,929	21,339	(d)	1,782	(m)	32,050
Bank-owned life insurance	19,169	—		—		19,169
Foreclosed assets	12,361	(3,033)	(e)	(405)	(m)	8,923
Goodwill	—	20,015	(f)	3,095	(m)	23,110
Other intangible assets	576	1,685	(g)	—		2,261
Accrued interest receivable and other assets	12,471	(1,125)	(h)	(1,182)	(m)	10,164
Total assets acquired	900,187	93,164		1,805		995,156

Fair value of liabilities assumed:
Deposits	672,195	6,094	(i)	—		678,289
Short-term borrowings and long-term debt	157,748	7,053	(j)	—		164,801
Accrued interest payable and other liabilities	6,637	474	(k)	1,805	(m)	8,916
Total liabilities assumed	836,580	13,621		1,805		852,006
Net assets	63,607	79,543		—		143,150

Non-controlling interests at fair value:
Preferred stock	23,812	597	(l)	—		24,409
Common stock warrants	2,367	(1,042)	(l)	—		1,325
Common stock	—	42,416	(l)	—		42,416
Total non-controlling interests	26,179	41,971		—		68,150
Purchase price						$75,000

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Explanation of Fair Value Adjustments

a.	Adjustment to cash reflects Piedmont's initial investment in Crescent Financial.

b.
After analyzing estimated lifetime credit losses on the loan portfolio as well as evaluating differences between contractual interest rates and current market interest rates, the initial net loan fair value discount, after eliminating the allowance for loan losses, was $20,177.

c.	Premises and equipment was adjusted by $540 to reduce the value of certain properties to estimated fair value.

d.
The net deferred tax asset was primarily related to the recognition of differences between certain tax and book bases of assets and liabilities related to purchase accounting along with federal and state net operating losses that were expected to be realizable after acquisition.

e.	Foreclosed assets were reduced by $3,033 based on estimates of property values under market conditions at acquisition as well as additional discounts anticipated to liquidate these properties.

f.	Goodwill represents the excess of purchase price over the fair value of acquired net assets and the fair value of non-controlling interests.

g.
The adjustment for other intangibles reflected the estimated value of the acquired core deposit intangible ("CDI"). CDI is the present value of the difference between a market participant's cost of obtaining alternative funds and the cost to maintain the acquired deposit base.

h.	Adjustments to other assets represent the elimination of certain deferred items and other adjustments required to reflect the estimated fair values of other assets at acquisition.

i.	The fair value adjustment to deposits of $6,094 reflected an estimated time deposit premium, indicating that, in aggregate, then current market rates were lower than contractual rates.

j.	The fair value adjustments to borrowings reflected the estimated premium on FHLB borrowings at acquisition.

k.	Adjustments to other liabilities represent the fair value adjustments to deferred rent on leases.

l.	Adjustments to non-controlling interest reflected the market value of common stock not purchased by Piedmont and the fair value adjustments to preferred stock at acquisition.

m.
During the Crescent Financial measurement period, goodwill increased by $3,095 as a result of adjustments to refine the Company’s acquisition date estimate of market rent on two branch leases, adjustments to refine the valuation of certain foreclosed assets, adjustments to the fair value of the split-dollar liability on certain bank-owned life insurance policies, and adjustments to refine cash flow estimates used to value certain loans.

Piedmont's Acquisition of Community Bank of Rowan
and Merger of Community Bank of Rowan into Legacy VantageSouth

On April 19, 2011, Piedmont acquired all outstanding common stock of Rowan, a North Carolina-chartered bank. At the date of Piedmont's investment, Rowan operated two branch offices, which were located in Salisbury, North Carolina. Piedmont purchased 813,083 shares of Rowan's common stock for an aggregate purchase price of $9,500. Immediately following the acquisition, Piedmont purchased an additional 569,158 shares of newly issued common stock for an aggregate price of $7,000. Legacy VantageSouth and Rowan became commonly controlled by Piedmont at the date of Piedmont's acquisition of Rowan.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table presents the Rowan assets acquired and liabilities assumed as of April 19, 2011.

	Historical Balances at April 19, 2011	Fair Value Adjustments		Fair Values at April 19, 2011
Fair value of assets acquired:
Cash and cash equivalents	$22,474	$—		$22,474
Investment securities available for sale	6,648	—		6,648
Loans	101,949	(4,165)	(a)	97,784
Federal Home Loan Bank stock	1,065	—		1,065
Property and equipment	2,667	—		2,667
Deferred tax asset, net	1,513	1,281	(c)	2,794
Foreclosed assets	2,099	(1,126)	(b)	973
Goodwill	—	3,144	(d)	3,144
Other intangible assets	—	280	(e)	280
Accrued interest receivable and other assets	993	531	(f)	1,524
Total assets acquired	139,408	(55)		139,353

Fair value of liabilities assumed:
Deposits	125,485	256	(g)	125,741
Federal Home Loan Bank advances	4,000	—		4,000
Accrued interest payable and other liabilities	112	—		112
Total liabilities assumed	129,597	256		129,853
Purchase price				$9,500

Explanation of Fair Value Adjustments

a.
After analyzing estimated lifetime credit losses on the loan portfolio as well as evaluating differences between contractual interest rates and market interest rates, the net loan fair value discount, after eliminating the historical allowance for loan losses, was $4,165.

b.	Foreclosed assets were reduced by $1,126 based on estimates of property values given market conditions at acquisition and additional discounts anticipated to liquidate these properties.

c.
The net deferred tax asset was primarily related to the recognition of differences between certain tax and book bases of assets and liabilities related to purchase accounting along with federal and state net operating losses that was expected to be realizable after acquisition.

d.	Goodwill represents the excess of purchase price over the fair value of acquired net assets.

e.
The adjustment for other intangibles reflects the estimated value of the acquired CDI. CDI is the present value of the difference between a market participant's cost of obtaining alternative funds and the cost to maintain the acquired deposit base.

f.	Adjustments to other assets represent the elimination of certain deferred items and other adjustments required to reflect the estimated fair values of other assets at the acquisition date.

g.	The fair value adjustment to deposits of $256 reflects an estimated time deposit premium, indicating that, in aggregate, then current market rates were lower than contractual rates.

On February 1, 2012, a transaction was completed whereby Piedmont purchased the remaining non-controlling interest in Legacy VantageSouth and simultaneously merged Rowan into Legacy VantageSouth. Piedmont purchased all remaining shares of Legacy VantageSouth common stock from non-controlling shareholders for an aggregate purchase price of approximately $4,800, or $4.35 per share. Following this transaction, Piedmont wholly owned the combined Legacy VantageSouth except for directors' qualifying shares.

Because Piedmont purchased the remaining non-controlling common stock of Legacy VantageSouth with this transaction, push-down accounting was applied to Legacy VantageSouth so that the basis reported in Legacy VantageSouth’s financial statements from that date forward reflected Piedmont’s basis in Legacy VantageSouth. Push-down accounting increased Legacy VantageSouth's total shareholders' equity by $312, which represented the difference between Piedmont's basis and Legacy VantageSouth's historical basis in the equity of the bank. The unamortized balance of Legacy VantageSouth's CDI totaled $362 and was recognized at the push-down date. The merger of Legacy VantageSouth and Rowan was a merger of commonly controlled

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

companies and was accounted for in a manner similar to a pooling of interests transaction. Thus, the combined company's financial results were retrospectively adjusted to combine the financial statement balances of Legacy VantageSouth and Rowan beginning on April 19, 2011, the date the two companies became commonly controlled by Piedmont.

Merger of Legacy VantageSouth into Crescent Financial

On November 30, 2012, the Company completed the merger of Legacy VantageSouth into Crescent State Bank in a share exchange. All outstanding Legacy VantageSouth shares of common stock were converted into Crescent Financial's shares at a 5.3278 exchange ratio for a total transaction value of approximately $35,000. At the time of merger, Piedmont owned all outstanding shares of Legacy VantageSouth except for directors' qualifying shares. Piedmont owned approximately 90 percent of the Company's outstanding common stock following the merger.

Pro Forma Financial Information

The table below presents pro forma information as if Piedmont's acquisitions of Rowan and Crescent Financial had occurred at the beginning of the earliest period presented, which was January 1, 2011, and as if both of these companies together with Legacy VantageSouth began operating under the common control of Piedmont at that point. Adjustments have been made to balances reported in these consolidated financial statements for the following transactions: (1) the impact of push-down accounting to Legacy VantageSouth's financial results prior to the actual push-down accounting date of February 1, 2012, (2) the historical balances of Rowan prior to Piedmont's acquisition of that company on April 19, 2011, and (3) the historical balances of Crescent Financial prior to Piedmont's acquisition of that company on November 18, 2011. In addition, the 2012 Successor and Predecessor Periods have been combined since the pro forma information reflects Piedmont's accounting basis for all periods and for all acquired companies. No adjustments, including purchase accounting fair value adjustments, have been made to the predecessor historical balances of Rowan or Crescent Financial prior to their acquisitions by Piedmont for purposes of this pro forma information. The pro forma financial information is not indicative of the results of operations that would have occurred had the transactions been effected on the assumed date.

	2012	2011

Net interest income	$40,902	$34,918

Net income (loss)	$4,292	$(14,695)

Net income (loss) available to common stockholders	$2,824	$(16,416)

Basic income (loss) per common share	$0.08	$(1.51)

Diluted income (loss) per common share	$0.08	$(1.51)

Weighted average basic common shares outstanding	35,706,494	10,858,223

Weighted average diluted common shares outstanding	35,778,712	10,858,223

Proposed ECB Bancorp, Inc. Merger

On September 25, 2012, the Company entered into a merger agreement with ECB Bancorp, Inc. ("ECB"). Pursuant to the ECB merger agreement, ECB will merge with and into Crescent Financial, which will be the surviving bank holding corporation in the merger. Immediately following the merger, The East Carolina Bank, a North Carolina banking corporation and a wholly-owned subsidiary of ECB, will be merged with and into VantageSouth Bank. At the time of the merger, ECB's outstanding shares of common stock will be converted into the right to receive 3.55 shares of the common stock of the Company. Based on the Company's closing stock price on March 22, 2013, the proposed purchase price would total $43,930.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The merger has received all regulatory and stockholder approvals and is expected to be completed in April 2013. ECB is a bank holding company, headquartered in Engelhard, North Carolina. The East Carolina Bank has twenty-five branch offices in eastern North Carolina stretching from the Virginia to South Carolina state lines east of Interstate 95. ECB offers a full range of financial services, including mortgage, agricultural banking and wealth management services.

The table below presents ECB's unaudited condensed balance sheet as of December 31, 2012. These amounts reflect ECB's historical basis in the assets and liabilities. The Company will estimate fair values of assets acquired, liabilities assumed, and non-controlling interests at acquisition and will record goodwill for the amount by which the purchase price and fair value of non-controlling interests exceed the fair value of net assets or a bargain purchase gain for the amount by which the fair value of net assets exceeds the purchase price and fair value of non-controlling interests.

December 31, 2012
Assets:
Cash and cash equivalents	$36,081
Investment securities available for sale	294,771
Loans, net	503,016
Other assets	65,755
Total assets	$899,623

Liabilities and Shareholders' Equity:
Deposits	$751,666
Short-term borrowings and long-term debt	58,942
Other liabilities	5,550
Total liabilities	816,158
Shareholders' equity	83,465
Total liabilities and shareholders' equity	$899,623

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE D – INVESTMENT SECURITIES

The following is a summary of the securities portfolios by major classification:

	Successor Company
	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:
Residential mortgage-backed securities	$76,249	$574	$46	$76,777
Commercial mortgage-backed securities	6,612	273	—	6,885
Municipal bonds - non-taxable	15,492	709	—	16,201
Municipal bonds - taxable	2,583	142	—	2,725
Corporate bonds	30,861	1,697	50	32,508
Other debt securities	1,083	74	—	1,157
Marketable equity securities	37	21	—	58
Total securities available for sale	$132,917	$3,490	$96	$136,311

Securities held to maturity:
Corporate bonds	$180	$230	$—	$410

	Predecessor Company
	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:
Residential mortgage-backed securities	$121,816	$459	$374	$121,901
Municipal bonds - non-taxable	13,281	263	30	13,514
Municipal bonds - taxable	1,464	168	—	1,632
Corporate bonds	28,042	39	115	27,966
Other debt securities	3,916	88	—	4,004
Marketable equity securities	520	50	4	566
Total securities available for sale	$169,039	$1,067	$523	$169,583

Securities held to maturity:
Corporate bonds	$421	$—	$—	$421

All residential mortgage-backed securities in the Company’s portfolio at December 31, 2012 and 2011 were backed by government sponsored enterprises (“GSEs”).

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011:

	Successor Company
	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
Residential mortgage-backed securities	$28,802	$46	$—	$—	$28,802	$46
Corporate bonds	2,013	50	—	—	2,013	50
Total available for sale securities	$30,815	$96	$—	$—	$30,815	$96

	Predecessor Company
	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
Residential mortgage-backed securities	$79,444	$374	$—	$—	$79,444	$374
Municipal bonds - non-taxable	2,637	30	—	—	2,637	30
Corporate bonds	13,539	115	—	—	13,539	115
Marketable equity securities	37	4	—	—	37	4
Total available for sale securities	$95,657	$523	$—	$—	$95,657	$523

Unrealized losses on investment securities as of December 31, 2012 related to nine GSE residential mortgage-backed securities and two investment grade corporate bonds. As of December 31, 2012, none of the Company's securities had been in an unrealized loss position for more than a twelve month period. Unrealized losses on investment securities as of December 31, 2011 related to twelve GSE residential mortgage-backed securities, three municipal securities, seven investment grade corporate bonds and one marketable equity security.

The securities in an unrealized loss position as of December 31, 2012 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider unrealized losses on such securities to represent other-than-temporary impairment as of December 31, 2012.

As of December 31, 2012 and 2011, investment securities with carrying values of $50,685 and $51,717, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The amortized cost and fair values of securities available for sale as of December 31, 2012 and 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Successor Company		Predecessor Company
	2012		2011
	Amortized cost	Fair value	Amortized cost	Fair value
Securities available for sale:
Due within one year	$13,327	$13,420	$8,819	$8,869
Due after one year through five years	78,671	81,064	50,874	50,424
Due after five years through ten years	24,039	24,669	76,275	75,909
Due after ten years	16,843	17,100	32,551	33,808
Other equity securities	37	58	520	573
	$132,917	$136,311	$169,039	$169,583
Securities held to maturity:
Due after five years through ten years	$180	$410	$421	$421

For each period presented, securities gains (losses) include the following:

	Successor Company	Predecessor Company
	February 1 to December 31, 2012	January 1 to January 31, 2012	Year Ended December 31,
			2011

Gross gains on sales of securities available for sale	$1,335	$—	$114
Gross losses on sales of securities available for sale	(84)	—	(152)
Total securities gains (losses)	$1,251	$—	$(38)

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE E – LOANS

As discussed in Note A, the Predecessor Company balances and presentation are not comparable to the Successor Company balances and presentation due to the application of push-down accounting and the change in management of the combined company.

The following is a summary of loans as of December 31, 2012 and 2011:

	Successor Company	Predecessor Company
	2012	2011
Commercial:
Commercial real estate	$392,955	$367,598
Commercial and industrial	98,701	62,417
Construction and development	72,566	91,435
Consumer:
Residential real estate	125,277	151,534
Construction and development	6,203	8,462
Home equity	63,486	48,940
Other consumer	4,325	6,048
Total loans	763,513	736,434
Less:
Deferred loan fees	(97)	(345)
Allowance for loan losses	(3,998)	(2,131)
Total	$759,418	$733,958

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

	Successor Company	Predecessor Company
	February 1 to December 31, 2012	January 1 to January 31, 2012	Year Ended December 31, 2011

Loans to directors and officers as a group at beginning of period	$30,910	$30,910	$31,877
New advances to D&O	1,027	714	728
Payoffs and principal reductions	(1,938)	(714)	(1,695)
Loans to directors and officers as a group at end of period	$29,999	$30,910	$30,910

The Company completed various loan sales to investors during 2012. The proceeds from these loan sales totaled $20,497. There was no gain or loss recorded on these loan sales. In the fourth quarter of 2012, the Company purchased commercial and industrial loans from an unrelated third party. These loans were recorded at their estimated fair value at the date of purchase of $7,698.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

PCI Loans

Loans for which it is probable at acquisition that all contractually required payments will not be collected are considered PCI loans. No PCI loans were purchased in 2012. The contractually required payments including principal and interest, expected cash flows to be collected and fair values as of the dates of Piedmont's respective acquisitions of Rowan and Crescent Financial during the predecessor year ended December 31, 2011 were as follows:

Contractually required payments	$409,720
Nonaccretable difference	(60,290)
Cash flows expected to be collected at acquisition	349,430
Accretable yield	(32,068)
Fair value of acquired loans at acquisition	$317,362

The remaining carrying value and outstanding balances of PCI loans totaled $203,107 and $224,298, respectively as of December 31, 2012.

The following table presents a summary of changes in accretable yield, or income expected to be collected, related to PCI loans for the periods presented:

	Successor Company	Predecessor Company
	February 1 to December 31, 2012	January 1 to January 31, 2012	Year Ended December 31, 2011

Balance, beginning of period	$28,144	$29,645	$—
Loans purchased	—	—	32,068
Accretion of income	(13,863)	(1,389)	(2,423)
Reclassifications from nonaccretable difference	14,031	—	—
Disposals	(680)	(112)	—
Balance, end of period	$27,632	$28,144	$29,645

The contractually required payments represent the total undiscounted amount of all uncollected contractual principal and contractual interest payments both past due and scheduled for the future, adjusted for the timing of estimated prepayments and any full or partial charge-offs prior to the respective Piedmont acquisitions. Nonaccretable difference represents contractually required payments in excess of the amount of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the initial fair value of the PCI loans, which is their fair value at the time of the respective Piedmont investment. The accretable yield is recognized into interest income over the estimated life of the PCI loans using the level yield method. The accretable yield will change due to changes in:

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

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Allowance for Loan Losses

Activity in the allowance for loan losses for the 2012 Predecessor Period, 2012 Successor Period and year ended December 31, 2011 as well as the ending balances of loans and related allowance by class of loans as of December 31, 2012 and 2011 are summarized as follows:

	Predecessor Company
	Commercial Real Estate	Residential Real Estate	Construction	Commercial	Consumer	Total
2012 Predecessor Period
Allowance for loan losses:
Beginning balance	$663	$601	$534	$324	$9	$2,131
Charge-offs	—	—	(1)	—	—	(1)
Recoveries	—	—	—	2	—	2
Provision	48	26	98	21	2	195
Ending allowance balance	$711	$627	$631	$347	$11	$2,327

	Successor Company
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
2012 Successor Period
Beginning balance	$505	$218	$305	$154	$28	51	15	$1,276
Charge-offs	—	(249)	(399)	(341)	(15)	(1,596)	(147)	(2,747)
Recoveries	—	17	125	153	—	6	9	310
Provision	1,019	812	566	974	5	1,624	159	5,159
Ending allowance balance	$1,524	$798	$597	$940	$18	$85	$36	$3,998

Ending allowance attributable to loans:
Individually Evaluated for Impairment	$14	$—	$8	$9	$—	$14	$1	$46
Collectively Evaluated for Impairment	1,067	798	322	379	18	71	19	2,674
Purchased credit-impaired	443	—	267	552	—	—	16	1,278
Ending allowance balance	$1,524	$798	$597	$940	$18	$85	$36	$3,998

Loans:
Individually Evaluated for Impairment	$1,697	$—	$415	$1,452	$—	$1,342	$224	$5,130
Collectively Evaluated for Impairment	266,001	85,356	31,741	100,794	5,392	62,101	3,891	555,276
Purchased credit-impaired	125,257	13,345	40,410	23,031	811	43	210	203,107
Total loans	$392,955	$98,701	$72,566	$125,277	$6,203	$63,486	$4,325	$763,513

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Predecessor Company
	Commercial Real Estate	Residential Real Estate	Construction	Commercial	Consumer	Total
Year Ended December 31, 2011
Allowance for loan losses:
Beginning balance	$409	$605	$514	$340	$12	$1,880
Charge-offs	(12)	(158)	(496)	—	(7)	(673)
Recoveries	4	9	19	8	4	44
Provision	262	145	497	(24)	—	880
Ending allowance balance	$663	$601	$534	$324	$9	$2,131

Ending allowance attributable to loans:
Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	663	601	534	324	9	2,131
Purchased credit-impaired	—	—	—	—	—	—
Ending allowance balance	$663	$601	$534	$324	$9	$2,131

Loans:
Individually Evaluated for Impairment	$1,348	$995	$131	$—	$—	$2,474
Collectively Evaluated for Impairment	204,884	162,592	33,215	35,901	5,629	442,221
Purchased credit-impaired	161,366	36,887	66,551	26,516	419	291,739
Total loans	$367,598	$200,474	$99,897	$62,417	$6,048	$736,434

At the dates of the Piedmont investment in Legacy VantageSouth, Rowan, and Crescent Financial, respectively, the acquired loan portfolio was adjusted to fair value and the allowance for loan losses was eliminated. For PCI loans, impairment and the associated allowance for loan losses is evaluated based on decreases in expected cash flows since the initial valuation. Non-impaired purchased loans and loans originated subsequent to the acquisition date are evaluated individually or collectively for impairment, depending on whether loans are identified as individually impaired.

For purposes of the disclosures included herein, loans originated prior to Piedmont's respective investments in Legacy VantageSouth, Rowan, and Crescent Financial are labeled as "Legacy Loans" and loans originated after the Piedmont's respective investments are labeled as "New Loans".

Analysis of Credit Quality

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk which is reviewed at least annually. The Company uses the following general definitions for risk ratings:

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

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

•
Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Successor Company
	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
New Loans
Commercial:
Commercial real estate	$135,144	$285	$514	$—	$135,943
Commercial and industrial	70,334	1,223	216	—	71,773
Construction and development	17,673	—	626	—	18,299
Consumer:
Residential real estate	46,608	336	406	—	47,350
Construction and development	1,182	77	—	—	1,259
Home equity	10,676	52	115	—	10,843
Other consumer	1,525	7	—	—	1,532
Total loans	$283,142	$1,980	$1,877	$—	$286,999

Legacy Loans
Commercial:
Commercial real estate	$200,494	$41,426	$15,092	$—	$257,012
Commercial and industrial	24,461	1,201	1,266	—	26,928
Construction and development	26,117	20,976	6,791	383	54,267
Consumer:
Residential real estate	63,620	7,240	7,029	38	77,927
Construction and development	3,941	549	454	—	4,944
Home equity	48,579	1,989	2,075	—	52,643
Other consumer	2,422	138	233	—	2,793
Total loans	$369,634	$73,519	$32,940	$421	$476,514

	Predecessor Company
	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
New Loans
Commercial real estate	$32,732	$139	$208	$—	$33,079
Residential real estate	22,172	385	406	—	22,963
Construction	1,095	71	—	—	1,166
Commercial	13,484	1	19	—	13,504
Consumer	952	—	—	—	952
Total loans	$70,435	$596	$633	$—	$71,664

Legacy Loans
Commercial real estate	$281,192	$36,938	$16,010	$379	$334,519
Residential real estate	151,284	11,902	14,180	145	177,511
Construction	55,718	25,931	16,563	519	98,731
Commercial	44,368	2,242	2,303	—	48,913
Consumer	4,715	337	44	—	5,096
Total loans	$537,277	$77,350	$49,100	$1,043	$664,770

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Past Due Analysis

The following table summarizes the aging of the loan portfolio (excluding PCI loans) by past due status, based on contractual terms, as of December 31, 2012 and 2011:

	Successor Company
	December 31, 2012
	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
New Loans:
Commercial:
Commercial real estate	$1,454	$208	$1,662	$134,281	$135,943
Commercial and industrial	616	30	646	71,127	71,773
Construction and development	—	74	74	18,225	18,299
Consumer:
Residential real estate	653	406	1,059	46,291	47,350
Construction and development	—	—	—	1,259	1,259
Home equity	—	115	115	10,728	10,843
Other consumer	90	—	90	1,442	1,532
Total	$2,813	$833	$3,646	$283,353	$286,999

Legacy Loans:
Commercial:
Commercial real estate	$744	$1,249	$1,993	$129,762	$131,755
Commercial and industrial	262	—	262	13,321	13,583
Construction and development	326	156	482	13,375	13,857
Consumer:
Residential real estate	942	669	1,611	53,285	54,896
Construction and development	83	70	153	3,980	4,133
Home equity	1,200	597	1,797	50,803	52,600
Other consumer	114	223	337	2,246	2,583
Total	$3,671	$2,964	$6,635	$266,772	$273,407

	Predecessor Company
	December 31, 2011
	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
New Loans:
Commercial real estate	$—	$208	$208	$32,871	$33,079
Residential real estate	—	406	406	22,557	22,963
Construction	—	—	—	1,166	1,166
Commercial	—	—	—	13,504	13,504
Consumer	—	—	—	952	952
Total	$—	$614	$614	$71,050	$71,664

Legacy Loans:
Commercial real estate	—	523	523	172,630	173,153
Residential real estate	450	463	913	139,711	140,624
Construction	95	708	803	31,377	32,180
Commercial	29	66	95	22,302	22,397
Consumer	4	—	4	4,673	4,677
Total	$578	$1,760	$2,338	$370,693	$373,031

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The recorded investment, by class, in loans on nonaccrual status as of December 31, 2012 and 2011 (excluding PCI loans) was as follows:

Successor Company	Nonaccrual Loans December 31, 2012
New Loans:
Commercial:
Commercial real estate	$514
Commercial and industrial	44
Construction and development	74
Consumer:
Residential real estate	510
Home equity	115
Total	$1,257

Legacy Loans:
Commercial:
Commercial real estate	$1,249
Commercial and industrial	20
Construction and development	409
Consumer:
Residential real estate	1,332
Construction and development	70
Home equity	1,435
Other consumer	223
Total	$4,738

Predecessor Company	Nonaccrual Loans December 31, 2011
New Loans:
Commercial real estate	$208
Residential real estate	406
Consumer	1
Total	$615

Legacy Loans:
Commercial real estate	$523
Residential real estate	767
Construction	1,558
Commercial	45
Total	$2,893

There were no non-PCI loans 90 days or more past due and accruing as of December 31, 2012 or 2011.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Impaired Loans

The following table provides information on impaired loans, excluding PCI loans and loans evaluated collectively as a homogeneous group.

	Successor Company
	Recorded investment with a recorded allowance	Recorded investment with no recorded allowance	Total	Related Allowance	Unpaid Principal Balance
December 31, 2012
New Loans
Commercial:
Commercial real estate	$208	$306	$514	$14	$519
Construction and development	40	—	40	8	70
Consumer:
Residential real estate	406	—	406	6	449
Home equity	115	—	115	14	115
Other consumer	—	—	—	—	—
Total	769	306	1,075	42	1,153

Legacy Loans
Commercial:
Commercial real estate	—	1,183	1,183	—	1,183
Construction and development	—	375	375	—	558
Consumer:
Residential real estate	350	696	1,046	3	1,156
Home equity	38	1,189	1,227	—	2,057
Other consumer	224	—	224	1	224
Total	612	3,443	4,055	4	5,178
Total impaired loans	$1,381	$3,749	$5,130	$46	$6,331

	Predecessor Company
	With a recorded allowance	With no recorded allowance	Total	Related Allowance	Unpaid Principal Balance
December 31, 2011
New Loans
Total	—	—	—	—	—

Legacy Loans
Commercial real estate	$—	$1,348	$1,348	$—	$1,348
Residential real estate	—	995	995	—	995
Construction	—	131	131	—	131
Total	—	2,474	2,474	—	2,474
Total impaired loans	$—	$2,474	$2,474	$—	$2,474

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table provides to average balance of impaired loans for each period presented and interest income recognized during the period in which the loans were considered impaired.

	Successor Company
	February 1 to December 31, 2012
	Average Balance	Interest Income
Impaired loans:
New Loans
Commercial:
Commercial real estate	$129	$—
Construction and development	10	—
Consumer:
Residential real estate	102	—
Home equity	29	—
Total	270	—

Legacy Loans
Commercial:
Commercial real estate	947	—
Construction and development	127	—
Consumer:
Residential real estate	664	4
Home equity	904	4
Other consumer	56	—
Total	2,698	8
Total impaired loans	$2,968	$8

The average balance of impaired loans for the year ended December 31, 2011 totaled $1,259 and interest income of $204 was recorded on impaired loans during that period. The average balance of impaired loans during the 2012 Predecessor Period totaled $2,474 and there was no interest income recorded on impaired loans during that period.

The Company may modify certain loans under terms that are below market in order to maximize the amount collected from a borrower that is experiencing financial difficulties. These modifications are considered troubled debt restructurings ("TDRs"). As of December 31, 2012, the Company had two residential real estate loans for $209, one commercial loan for $20, one commercial construction loan for $118, one home equity loan for $37, and one commercial real estate loan for $306 that were classified as TDRs. One commercial construction TDR in the amount of $118 has defaulted on its modified terms and the remaining TDRs are performing under their modified terms. As of December 31, 2011, the company had two construction and development loans for $372, one commercial and industrial loan for $45 and one residential real estate loan for $389 that were classified as TDRs. None of these loans had defaulted on their modified terms. TDRs are evaluated individually for impairment based on the collateral value, if the loan is determined to be collateral dependent, or discounted expected cash flows, if the loan is not determined to be collateral dependent. The Company has no commitments to lend additional funds to any borrowers that have been had a loan modified in a TDR.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE F – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2012 and 2011:

	Successor Company	Predecessor Company
	2012	2011

Land	$6,955	$7,558
Buildings and leasehold improvements	8,513	8,265
Furniture and equipment	3,741	3,043
Less: accumulated depreciation	(1,858)	(2,025)
Total	$17,351	$16,841

Depreciation on premises and equipment, which is recorded in occupancy and equipment expense, totaled $1,259 in the 2012 Successor Period and $103 in the 2012 Predecessor Period. Depreciation totaled $375 in the predecessor year ended December 31, 2011.

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in carrying amounts of goodwill and other intangibles (core deposit intangibles) for the periods presented:

		Core Deposit Intangible
	Goodwill	Gross	Accumulated Amortization	Net
Predecessor Company
Balance at December 31, 2010	$—	$—	$—	$—
Balance from Rowan combination	3,144	280	—	280
Balance from Crescent Financial combination	23,110	2,261	—	2,261
Amortization expense	—	—	(89)	(89)
Balance at December 31, 2011	$26,254	$2,541	$(89)	$2,452

Amortization expense	—	—	(28)	(28)
Balance at January 31, 2012	$26,254	$2,541	$(117)	$2,424

Successor Company
Balance at February 1, 2012	$26,254	$3,128	$(342)	$2,786
Amortization expense	—	—	(410)	(410)
Balance at December 31, 2012	$26,254	$3,128	$(752)	$2,376

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the purchase method of accounting. The acquisitions by the Company were nontaxable and, as a result, there is no tax basis in the goodwill. Accordingly, none of the goodwill associated with the respective acquisitions is deductible for tax purposes.

At each of Piedmont's bank acquisitions, the value of the core deposit relationships was determined using the present value of the difference between a market participant's cost of obtaining alternative funds and the cost to maintain the acquired deposit base. The core deposit intangible from Piedmont's acquisition of Crescent Financial is amortized over a ten-year period and the core deposit intangible from Piedmont's acquisitions of Legacy VantageSouth and Rowan are amortized over a six-year period.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table presents estimated amortization expense for other intangibles:

2013	$429
2014	412
2015	298
2016	244
2017	225
Thereafter	768
$2,376

Goodwill is reviewed for potential impairment at least annually at the reporting unit level. The goodwill impairment test requires a two-step method to evaluate and calculate impairment. The first step requires estimation of the reporting unit’s fair value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, a second step is performed to determine whether an impairment charge must be recorded and, if so, the amount of such charge. The Company performed its annual goodwill impairment test as of October 31, 2012 and no impairment was indicated by this test.

Core deposit intangibles are evaluated for impairment if events and circumstances indicate a potential for impairment. Such an evaluation of other intangible assets is based on undiscounted cash flow projections. No impairment charges were recorded for other intangibles in any of the periods presented.

NOTE H – DEPOSITS

As of December 31, 2012, the scheduled maturities of time deposits were as follows:

	Less than $100	$100 or more	Total

2013	$97,367	$79,720	$177,087
2014	51,004	33,359	84,363
2015	30,701	15,890	46,591
2016	12,797	10,928	23,725
2017	6,258	13,776	20,034
Thereafter	—	—	—
Total	$198,127	$153,673	$351,800

NOTE I – BORROWINGS

The following tables summarize short-term borrowings and long-term debt as of December 31, 2012 and 2011:

	Successor Company	Predecessor Company
	2012	2011
Short-term borrowings:
Federal Reserve Bank discount window	$—	$—
FHLB advances maturing within one year	7,500	—
Total short-term borrowings	$7,500	$—

Long-term debt:
FHLB advances maturing beyond one year	$7,500	$12,000
Trust preferred securities / junior subordinated debentures	5,497	5,437
Subordinated term loan	6,867	6,779
Total long-term debt	$19,864	$24,216

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Short-Term Borrowings

The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $75,000 as of December 31, 2012. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of December 31, 2012 or 2011.

The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying construction, land acquisition and development loans, commercial and industrial loans and consumer loans with a total collateral value of $6,761. Depending on the type of loan collateral, the Company may borrow between 60 and 65 percent of the collateral value pledged. The Company had no outstanding borrowings at the discount window as of December 31, 2012 or 2011.

FHLB Advances

The Company had a $238,050 credit line available with the FHLB for advances as of December 31, 2012. These advances are secured by a blanket floating lien on qualifying commercial real estate, first mortgage loans and pledged investment securities with a total book value of $230,798 as of December 31, 2012.

As of December 31, 2012 and 2011, the Company had the following outstanding FHLB advances:

	Contractual Rate		Successor Company	Predecessor Company
Maturity		Rate Type	2012	2011

March 14, 2013	0.78%	Fixed	$1,500	$1,500
October 11, 2013	0.33%	Fixed	3,000	—
October 15, 2013	0.89%	Fixed	2,000	2,000
November 4, 2013	0.83%	Fixed	1,000	1,000
August 4, 2014	1.11%	Fixed	1,500	1,500
October 28, 2014	0.91%	Fixed	2,000	2,000
December 16, 2014	0.87%	Fixed	4,000	4,000
Totals			$15,000	$12,000

Trust Preferred Securities

In August 2003, $8,000 in trust preferred securities ("TRUPs") were issued through the Trust. The Trust invested the total proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by Crescent Financial, which fully and unconditionally guarantees the TRUPs. Its obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness. These TRUPs qualify as Tier 1 capital for regulatory capital purposes, subject to certain limitations. The TRUPs mature on October 7, 2033 and are currently redeemable, subject to approval by the Federal Reserve, on a quarterly basis. These TRUPs were adjusted to fair value in connection with Piedmont's acquisition of Crescent Financial, and as of December 31, 2012 and 2011, their carrying value was $5,497 and $5,437, respectively.

The TRUPs pay cumulative cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 3.10 percent. The dividends paid to holders of the TRUPs, which are recorded as interest expense, are deductible for income tax purposes. The Company elected to defer interest payments on its TRUPs beginning with the payment due April 7, 2011. Under the terms of the indenture governing the junior subordinated debentures, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. In the second quarter of 2012, the Company received approval from the Federal Reserve Bank of Richmond to resume interest payments on its TRUPs and paid all accrued deferred interest plus current interest on the quarterly payment date of July 7, 2012.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Subordinated Term Loan

In September 2008, the Bank entered into an unsecured subordinated term loan agreement in the amount of $7,500. The agreement requires the Bank to make quarterly payments of interest at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 4.00 percent. The subordinated term loan qualifies as Tier 2 capital for regulatory capital purposes, subject to a phase out of the capital qualification five years prior to maturity. The subordinated term loan was adjusted to fair value in connection with Piedmont's acquisition of Crescent Financial, and as of December 31, 2012 and 2011, the carrying value was $6,867 and $6,779, respectively.

The subordinated term loan agreement matures on October 18, 2018 and can be prepaid, subject to the approval of the FDIC and other Governmental Authorities (if applicable), beginning on October 1, 2013 unless the loan ceases to be deemed Tier 2 capital for regulatory capital purposes. Should the loan cease to be considered Tier 2 capital for regulatory capital purposes, the debt can either be structured as senior debt of the Bank or be repaid.

NOTE J – LEASES

The Company has entered into sixteen non-cancelable operating leases for the corporate headquarters, operations center, and certain branch offices. Future minimum lease payments under these leases for the years ending December 31 are as follows:

2013	$2,425
2014	2,645
2015	2,114
2016	2,037
2017	2,005
Thereafter	10,255
Total	$21,481

Certain of the leases contain renewal options for various additional terms after the expiration of the current lease term. Lease payments for the renewal period is not included in the future minimum lease table above. Rent expense for the 2012 Successor Period and the 2012 Predecessor Period totaled $2,185 and $187, respectively, and rent expense for the predecessor year ended December 31, 2011 totaled $261.

Two of the properties used for bank branch operations are leased from related parties. Lease payments made to related parties in the 2012 Successor Period and 2012 Predecessor Period were $669 and $60, respectively. Lease payments made to related parties in 2011 totaled $759.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE K – INCOME TAXES

The following table summarizes significant components of income tax expense (benefit) for the periods presented:

	Successor Company	Predecessor Company
	February 1 to December 31, 2012	January 1 to January 31, 2012	Year Ended December 31, 2011
Current tax expense:
Federal	$69	$—	$—
State	—	—	—
	69	—	—
Deferred tax expense (benefit):
Federal	(209)	208	276
State	(46)	62	60
	(255)	270	336
Provision for income tax expense (benefit) before adjustment to deferred tax asset valuation allowance	(186)	270	336
Deferred tax asset valuation allowance	(3,300)	—	(148)
Income tax expense (benefit)	$(3,486)	$270	$188

Income tax expense (benefit) is reconciled to the amount computed by applying the statutory federal income tax rate of 34 percent to net income before income taxes as follows:

	Successor Company	Predecessor Company
	February 1 to December 31, 2012	January 1 to January 31, 2012	Year Ended December 31, 2011

Tax computed at statutory rate of 34%	$91	$272	$15
Effect of state income taxes	(30)	41	(43)
Non-taxable interest income	(174)	(15)	(21)
Non-taxable bank-owned life insurance	(226)	(21)	(31)
Non-deductible merger costs	488	—	71
Deferred tax asset valuation allowance	(3,300)	—	(148)
Other	(335)	(7)	345
	$(3,486)	$270	$188

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Significant components of deferred taxes as of December 31, 2012 and 2011 were as follows:

	Successor Company	Predecessor Company
	2012	2011
Deferred tax assets:
Net operating loss carryforward	$16,278	$15,869
Recognized built-in loss carryforward	13,571	1,037
Purchase accounting fair value adjustments	6,038	19,976
Allowance for loan losses	1,164	282
Stock based compensation	563	241
Organizational expenses	324	357
Deferred compensation	—	296
Other	965	479
Total deferred tax assets	38,903	38,537
Valuation allowance	—	(4,173)
Net deferred tax assets	38,903	34,364

Deferred tax liabilities:
Unrealized gains on securities	1,227	170
Foreclosed assets	722	—
Premises and equipment	122	108
Prepaid expenses	173	151
Total deferred tax liabilities	2,244	429
Net deferred tax asset	$36,659	$33,935

Piedmont's acquisition of Crescent Financial in November 2011 was considered a change in control under Internal Revenue Code Section 382 (“Section 382”) and the Regulations thereunder. Accordingly, the Company is required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses ("NOLs") and to determine the amount of net unrealized built-in losses (“NUBIL”), which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL recognized within five years of the change in control are subject to potential limitation, which for the Company is November 18, 2016. Through that date, management will continue to analyze the Company's ability to utilize such losses to offset anticipated future taxable income, however, this amount will not be known until the five-year recognition period expires. Recognized built-in losses are generally limited to a carryforward period of twenty years, subject to the annual limitation and expire if not used by the end of that period. The Company believes that all of these benefits from the NOLs and built-in losses will ultimately be realized, however, that amount is subject to continuing analysis and will not be finalized until the five-year recognition period expires. There are no Section 382 limitations on utilization of Legacy VantageSouth or Rowan's pre-acquisition NOLs.

As of December 31, 2012, the Company had NOLs available for carryforward of $41,619 that will expire, if unused, from 2026 through 2031. The Company also had recognized built-in losses in excess of annual limitations of $35,200 that will expire, if unused, in 2031 and 2032.

In the fourth quarter of 2012, due to the improvement in the Company's recent earnings and earnings forecasts, a valuation allowance related to Legacy VantageSouth's deferred taxes generated before and after its acquisition by Piedmont was reversed, which resulted in a $3,300 tax benefit. Prior to reversing the valuation allowance, management evaluated the Company's deferred tax assets (“DTAs”) to determine whether a valuation allowance was necessary as of December 31, 2012. In conducting this evaluation, all available evidence was considered, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. Some of the positive and negative evidence management considered is summarized below.

Positive evidence regarding the Company's DTAs is as follows:

1.    Earnings trends and forecasts

The Company generated income before taxes of $307 in the 2012 successor period, $799 in the 2012 predecessor period, and $1,156 in predecessor 2011 on strong net interest margins as well as SBA and mortgage income. This income was generated despite merger, conversion and re-branding costs of $3,500 in 2012. Legacy VantageSouth, which was the

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

predecessor company to Crescent Financial, incurred a net loss before income taxes of $4,811 in 2010 as it took provision and other loan related charges of $4,700 to resolve legacy problem assets.

Management monitors the Company’s performance against its business plan and forecast on a regular basis. Based on the business plan and forecast, which consider certain improvements to the Company’s business, management currently expects the Company's net income before taxes to build to levels sufficient to fully absorb the existing DTA. The improvements in the Company's business and earnings prospects include expected cost savings from the Crescent State Bank/Legacy VantageSouth merger and system conversion; the Company's significant recent and expected loan growth; and new earnings initiatives which include the creation of the Builder Finance division, increased focus on SBA lending and secondary marketing, continued emphasis on the mortgage banking business, and other revenue generating opportunities.

2.    Robust capital levels and access to capital

The Bank's tier 1 capital and total risk-based capital ratios were 11.45 percent and 14.96 percent, respectively, as of December 31, 2012, which were both in excess of the regulatory definition of a "well capitalized" bank. Additionally, Piedmont has demonstrated its ability to source new capital by raising approximately $153,500 in capital from its investors since its first bank acquisition in 2010.

3.    Sufficient liquidity

The Bank was in compliance with all liquidity policy requirements as of December 31, 2012 and maintained high levels of off balance sheet liquidity.

4.    Declining problem asset levels

Nonperforming loans to total loans declined from 5.09 percent as of December 31, 2011 to 2.44 percent as of December 31, 2012, and nonperforming assets to total assets declined from 3.44 percent to 1.71 percent that period. The Bank's classified asset ratio to tier 1 capital plus allowance for loan losses improved to approximately 35 percent as of December 31, 2012 from 55 percent as of December 31, 2011. The Company has developed a strong underwriting culture and requires all loans to be approved by the credit administration function. Credit administrators have been designated for each line of business, i.e., commercial real estate, commercial and industrial, SBA, Builder Finance, mortgage, and consumer.

5.    Sufficient carryforward period

The Company's NOL carryforward periods were evaluated to determine whether the Company has sufficient time to execute on its business plan, which will allow it generate taxable income to fully realize NOLs. Based on management's evaluation, the NOLs have been incurred in recent years and are described as follows.

•Legacy VantageSouth's earliest NOL year was 2006, and this 2006 NOL is available to be used through 2026.

•	Rowan's earliest NOL year was 2011, and this 2011 NOL is available to be used through 2031.

•Crescent Financial's earliest NOL year was 2010, and this 2010 NOL is available to be used through 2030.

6.    Tax planning strategies

Reasonable tax planning strategies were considered, which included liquidation of non-taxable municipal bonds and bank-owned life insurance investments. If so desired, the Company could reinvest the proceeds in taxable securities or other earning assets. Liquidation of bank-owned life insurance would likely reduce future book income and would also result in a tax penalty but could potentially provide additional taxable income in future years that would allow the Company to more quickly realize its DTA. In the first quarter of 2013, the Company executed on part of this strategy by liquidating its non-taxable municipal bonds at a gain. The proceeds from this sale were reinvested in taxable securities. Another tax planning strategy is a possible sale-leaseback transaction involving certain of the Company's branch offices.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Negative evidence regarding the necessity of a DTA valuation allowance is as follows:

1.    Size of DTA relative to the size of the company

Given the NOLs and realized built-in losses that have already been incurred, the Company needs to execute on its business plan over the next several years to avoid potential concerns regarding the loss of those tax benefits.

2.    Limited track record of profits

Piedmont acquired its first bank in 2010, and the combined Company first became profitable in 2011. Because of its recent formation, the Company has a relatively limited track record of generating taxable income and executing on its business plan.

3.    Uncertain regulatory environment

The risks from an uncertain regulatory environment negatively affect nearly all financial institutions.

4.    Merger risks

The Company's business plan calls for significant growth over the coming years through organic activity as well as merger and acquisition activity. Future mergers may significantly impact the Company's ability to realize its current tax benefits, both positively and negatively.

5.    Limitation on bank-owned life insurance tax planning strategies

Potential benefits of liquidating the Company's bank-owned life insurance are limited by significant one-time tax penalties that would be incurred.

Based on the Company's evaluation which considered the weight of the positive evidence compared to the negative evidence, management concluded that a valuation allowance was not necessary as of December 31, 2012 and that reversal of its partial valuation allowance in the fourth quarter of 2012 was appropriate.

The Company’s federal income tax returns are currently under examination from the 2008 through the 2010 tax return years. The Company’s state income tax returns are open and subject to examination from the 2008 tax return year and forward.

NOTE L – REGULATORY MATTERS

As a depository institution, the Company is required to maintain reserve and clearing balances with the Federal Reserve Bank in the form of vault cash or deposits. The aggregate net reserve balance maintained with the Federal Reserve Bank, which is currently bearing interest, totaled $0 and $145 as of December 31, 2012 and 2011, respectively.

Banking regulators have defined capital into the following components: (1) Tier 1 capital, which includes common stockholders' equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0 percent and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0 percent. In addition to the risk-based guidelines, federal regulations require the Bank to maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0 percent. Management believes, as of December 31, 2012 and 2011, that the Company and the Bank met all capital adequacy requirements to which they are subject.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The Bank’s capital amounts and ratios as of December 31, 2012 are presented in the table below. Separate capital ratios for Crescent State Bank, Legacy VantageSouth, and Rowan are included in the table below as of December 31, 2011 as each bank was required to file independent regulatory filings prior to the mergers of those companies.

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012
VantageSouth Bank:
Total Capital (to Risk-Weighted Assets)	$125,965	14.96%	$67,356	8.00%	$84,194	10.00%
Tier I Capital (to Risk-Weighted Assets)	114,988	13.66%	33,678	4.00%	50,517	6.00%
Tier I Capital (to Average Assets)	114,988	11.45%	40,172	4.00%	50,215	5.00%

As of December 31, 2011
Legacy VantageSouth:
Total Capital (to Risk-Weighted Assets)	$9,688	11.85%	$6,542	8.00%	$8,177	10.00%
Tier I Capital (to Risk-Weighted Assets)	8,661	10.59%	3,271	4.00%	4,906	6.00%
Tier I Capital (to Average Assets)	8,661	8.49%	4,080	4.00%	5,100	5.00%

Rowan:
Total Capital (to Risk-Weighted Assets)	$13,998	13.04%	$8,585	8.00%	$10,732	10.00%
Tier I Capital (to Risk-Weighted Assets)	13,530	12.61%	4,293	4.00%	6,439	6.00%
Tier I Capital (to Average Assets)	13,530	9.72%	5,570	4.00%	6,962	5.00%

Crescent State Bank:
Total Capital (to Risk-Weighted Assets)	$101,282	14.64%	$55,355	8.00%	$69,194	10.00%
Tier I Capital (to Risk-Weighted Assets)	94,276	13.62%	27,678	4.00%	41,516	6.00%
Tier I Capital (to Average Assets)	94,276	10.19%	37,016	4.00%	46,270	5.00%

NOTE M – DERIVATIVE FINANCIAL INSTRUMENTS

The Company may, at times, use derivative financial instruments to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate, and market or liquidity risks. Derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value. Subsequent changes in the fair value of derivatives are recognized in other comprehensive income for effective hedges, and changes in fair value are recognized in earnings for all other derivatives.

Trust Preferred Securities

In August 2003, $8,000 in TRUPs were issued through the Trust. The Trust invested the total proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by Crescent Financial, which fully and unconditionally guarantees the TRUPs. The TRUPs were adjusted to fair value in connection with Piedmont's acquisition of Crescent Financial, and as of December 31, 2012 and 2011, their carrying value was $5,497, and $5,437, respectively.

The TRUPs pay cumulative cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 3.10 percent. The dividends paid to holders of the TRUPs, which are recorded as interest expense, are deductible for income tax purposes. The Company elected to defer interest payments on its TRUPs beginning with the payment due April 7, 2011. Under the terms of the indenture governing the junior subordinated debentures, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. In the second quarter of 2012, the Company received approval from the Federal Reserve Bank of Richmond to resume interest payments on its TRUPs and paid all accrued deferred interest plus current interest on the quarterly payment date of July 7, 2012.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In June 2009, Crescent Financial entered into two interest rate contracts which swapped the variable rate payments for fixed payments. These instruments consisted of a three-year and four-year swap, each for one-half of the notional amount of the TRUPs for fixed rates of 5.49 percent and 5.97 percent, respectively. The three-year swap matured in June 2012. Due to the deferral of interest payments on the TRUPs beginning in April 2011, the remaining interest rate swap no longer qualified for cash flow hedge accounting and is therefore marked to fair value through earnings.

In May 2012, Crescent Financial entered into an interest rate cap contract which began in July 2012. This derivative financial instrument caps the interest rate on the the full $8,000 notional amount of the TRUPs at 3.57 percent through July 2017. In the event that the variable rate on the TRUPs exceeds the cap rate, the counterparty would pay the Company the difference between the variable rate due to the holders of the debentures and the cap rate.

Subordinated Term Loan

In September 2008, the Bank entered into an unsecured subordinated term loan agreement in the amount of $7,500. The agreement requires the Bank to make quarterly payments of interest at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 4.00 percent. The subordinated term loan was adjusted to estimated fair value in with Piedmont's acquisition of Crescent Financial, and as of December 31, 2012 and 2011, the carrying value was $6,867 and $6,779, respectively.

In June 2009, the Bank entered into two interest rate contracts which swapped the variable rate payments for fixed payments. These instruments consisted of a three-year and four-year swap, each for one-half of the notional amount of the subordinated debt for fixed rates of 6.39 percent and 6.87 percent, respectively. Beginning at Piedmont's acquisition of Crescent Financial, the Company no longer designated these interest rate swaps as qualifying for hedge accounting and therefore began to mark them to fair value through earnings.

In May 2012, the Company entered into an interest rate cap which began in July 2012. This derivative financial instrument caps the interest rate on the the full $7,500 notional amount of the subordinated term loan at 4.47 percent through July 2017. In the event that the variable rate on the subordinated term loan exceeds the cap rate, the counterparty would pay the Company the difference between the variable rate due on the subordinated term loan and the cap rate.

Loan Commitments

Related to the mortgage business, the Company enters into interest rate lock commitments with customers and commitments to sell mortgages to investors under best-efforts contracts. The interest rate lock commitments are entered into to manage the interest rate risk associated with the best-efforts contracts and are considered derivative financial instruments.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table discloses the location and fair value amounts of outstanding derivative instruments as of December 31, 2012 and 2011:

		Successor Company		Predecessor Company
		2012		2011
	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Trust preferred securities:
Interest rate swap	Other liabilities	$—	$—	$4,000	$(38)
Interest rate swap	Other liabilities	4,000	(54)	4,000	(134)
Interest rate cap	Other assets	8,000	109	—	—

Subordinated term loan agreements:
Interest rate swap	Other liabilities	—	—	3,750	(34)
Interest rate swap	Other liabilities	3,750	(49)	3,750	(124)
Interest rate cap	Other assets	7,500	101	—	—

Loan commitments:
Interest rate lock commitments	Other assets	44,156	795	15,667	212

		$67,406	$902	$31,167	$(118)

The following table presents activity in accumulated other comprehensive income ("OCI") related to the interest rate swaps for the periods presented:

	Successor Company	Predecessor Company
	February 1 to December 31, 2012	January 1 to January 31, 2012	Year ended December 31, 2011

Accumulated OCI resulting from cash flow hedges as of the beginning of the period, net of tax	$—	$—	$—
Other comprehensive income, net of tax	267	—	—
Accumulated OCI resulting from cash flow hedges as of the end of the period, net of tax	$267	$—	$—

The Company monitors the credit risk of the counterparties to the interest rate swaps and caps. The Company has pledged $780 in cash to the swap counterparties.

NOTE N – COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the maximum exposure the Company has in particular classes of financial instruments. The Company use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
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

The Company had a reserve for unfunded commitments as of December 31, 2012 of $112 recorded within other liabilities on the balance sheet.

The following is a summary of the contract amount of the Company's exposure to off-balance sheet credit risk as of December 31, 2012 and 2011:

	Successor Company	Predecessor Company
	2012	2011
Commitments and guarantees:
Commitments to extend credit	$156,580	$129,177
Financial standby letters of credit	4,415	4,013
Capital commitment to private investment fund	175	238

NOTE O – FAIR VALUE MEASUREMENT

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

Investment Securities Available for Sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market exchange prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include residential mortgage-backed securities issued by government sponsored entities, commercial mortgage-backed securities, both municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. The Company had no Level 3 securities as of December 31, 2012 or 2011.

Derivatives. Derivative instruments include interest rate swaps and caps and are valued on a recurring basis using models developed by third-party providers. This type of derivative is classified as Level 2 within the hierarchy.

Loans Held for Sale. Mortgage loans held for sale are carried at the lower of cost or estimated fair value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As a result, any fair value adjustments for mortgage loans held for sale are classified as nonrecurring Level 2.  Related to the mortgage lending program, the Company enters into interest rate lock commitments with customers and commitments to sell mortgages to various investors. Interest rate lock commitments are recorded at estimated fair value based on current secondary market pricing and are included in mortgage loans held for sale on the consolidated balance sheet. Interest rate lock commitments are classified as recurring Level 3.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Loans. Loans are not recorded at fair value on a recurring basis. However, certain loans are determined to be impaired, and those loans are charged down to estimated fair value. The fair value of impaired loans that are collateral dependent is based on collateral value. For impaired loans that are not collateral dependent, estimated value is based on either an observable market price, if available, or the present value of expected future cash flows. Those impaired loans not requiring a charge-off represent loans for which the estimated fair value exceeds the recorded investments in such loans. When the fair value of an impaired loan is based on an observable market price or a current appraised value with no adjustments, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available, or the Company determines the fair value of the collateral is further impaired below the appraised value, and there is no observable market price, the impaired loan is classified as nonrecurring Level 3.

Interest Rate Lock Commitments. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end. The Company classifies interest rate lock commitments as Level 3. There have been no changes in valuation techniques during the year ended December 31, 2012.

The following table provides the components of the change in fair value of interest rate lock commitments for the years ended December 31, 2012 and 2011. Interest rate lock commitments are measured at fair value on a recurring basis and classified as Level 3.

	Successor Company	Predecessor Company
Interest Rate Lock Commitments Level 3	February 1 to December 31, 2012	January 1 to January 31, 2012	Year Ended December 31, 2011

Balance at January 1	$268	$212	$53
Issuances	2,465	134	1,227
Settlements	(1,939)	(78)	(1,068)
Balance at December 31	$794	$268	$212

The difference between the gross issuances and settlements for the period is included in mortgage banking income within non-interest income.

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

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize information about assets and liabilities measured at fair value as of December 31, 2012 and 2011:

		Successor Company
		Fair Value Measurements at December 31, 2012, Using
	Assets/(Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Residential mortgage-backed securities	$76,777	$—	$76,777	$—
Commercial mortgage-backed securities	6,885	—	6,885	—
Municipal bonds	18,926	—	18,926	—
Corporate bonds	32,508	—	32,508	—
Other debt securities	1,157	—	1,157	—
Marketable equity securities	58	58	—	—

Foreclosed assets	5,837	—	—	5,837
Impaired loans	5,084	—	—	5,084
Interest rate lock commitments	795	—	—	795
Derivative assets	210	—	210	—
Derivative liabilities	(103)	—	(103)	—

		Predecessor Company
		Fair Value Measurements at December 31, 2011, Using
	Assets/(Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Residential mortgage-backed securities	$121,901	$—	$121,901	$—
Municipal bonds	15,146	—	15,146	—
Corporate bonds	27,966	—	27,966	—
Other debt securities	4,004	—	4,004	—
Marketable equity securities	566	566	—	—
Foreclosed assets	11,066	—	—	11,066
Impaired loans	2,474	—	—	2,474
Interest rate lock commitments	212	—	—	212
Derivative assets	—	—	—	—
Derivative liabilities	(330)	—	(330)	—

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range
Recurring measurements:
Interest rate lock commitments	$795	Pricing model	Pull through rates	80-85%

Nonrecurring measurements:
Foreclosed assets	$5,837	Discounted appraisals	Collateral discounts	15-50%
Impaired loans	$5,084	Discounted Appraisals	Collateral discounts	15-50%

The significant unobservable input used in the fair value measurement of the Company’s interest rate lock commitments is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an interest rate lock commitment is positive (negative) if the prevailing interest rate is lower (higher) than the interest rate lock commitment rate. Therefore, an increase in the pull through rates (i.e., higher percentage of loans estimated to close) will result in the fair value of the interest rate lock commitments increasing in a gain position, or decreasing in a loss position. The pull through ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. The pull through rate is computed based on historical internal data and the ratio is periodically reviewed by the Company’s mortgage banking function.

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

Investment Securities Held to Maturity. The fair value of the one corporate bond classified as held to maturity is estimated based on recent issuance prices on subordinated debt from companies with a similar credit and liquidity profile. Due to the non-marketable nature of this bond, it is classified as Level 3.

Loans Held For Sale. The fair value of mortgage loans held for sale is based on commitments from investors within the secondary market for loans with similar characteristics.

Loans. Expected cash flows are forecasted over the remaining life of each loan and are discounted to present value at current market interest rates for similar loans considering loan collateral type and credit quality.

Federal Home Loan Bank Stock. Given the option to redeem this stock at par through the FHLB, the carrying value of FHLB stock approximates fair value.

Bank-Owned Life Insurance. Bank-owned life insurance investments are recorded at their cash surrender value, or the amount that can be realized upon surrender. Therefore, carrying value approximates fair value.

Deposits. The fair value of demand deposits, savings, money market and NOW accounts represents the amount payable on demand. The fair value of time deposits is estimated by calculating the present value of cash flows on the time deposit portfolio using interest rates currently offered for instruments of similar remaining maturities as the discount rate.

Short-term Borrowings and Long-term Debt. The fair value of short-term borrowings and long-term debt are based upon the discounted value when using current rates at which borrowings of similar maturity could be obtained.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
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

The following table summarizes the carrying amounts and estimated fair values of our financial instruments, none of which are held for trading purposes, at December 31, 2012 and 2011:

	Successor Company
	2012
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$50,463	$50,463	$50,463	$—	—
Investment securities available for sale	136,311	136,311	58	136,253	—
Investment securities held to maturity	180	410	—	—	410
FHLB stock	2,307	2,307	—	2,307	—
Loans held for sale	16,439	16,439	—	16,439	—
Loans, net	759,418	763,572	—	—	763,572
Bank-owned life insurance	19,976	19,976	—	19,976	—
Interest rate caps	210	210	—	210	—
Accrued interest receivable	5,154	5,154	—	5,154	—

Financial liabilities:
Deposits	873,222	876,674	—	876,674	—
Short-term borrowings	7,500	7,456	—	—	7,456
Long-term debt	19,864	19,821	—	—	19,821
Interest rate swaps	258	258	—	258	—
Accrued interest payable	476	476	—	476	—

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Predecessor Company
	2011
	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	$46,472	$46,472
Investment securities available for sale	169,583	169,583
Investment securities held to maturity	421	421
Federal Home Loan Bank stock	9,899	9,899
Loans held for sale	4,214	4,214
Loans, net	733,958	734,673
Bank-owned life insurance	19,261	19,261
Accrued interest receivable	3,637	3,637

Financial liabilities:
Deposits	886,244	886,120
Short-term borrowings	—	—
Long-term debt	24,216	24,232
Interest rate swaps	330	330
Accrued interest payable	854	854

NOTE P – EMPLOYEE AND DIRECTOR BENEFIT PLANS

The 2006 Omnibus Stock Ownership and Long-Term Incentive Plan (the "2006 Stock Plan") authorized the issuance of awards to directors of the Company and its subsidiaries, as well as eligible employees. The awards may be issued in the form of incentive stock option grants, nonstatutory stock option grants, restricted stock grants, long-term incentive compensation units or stock appreciation rights. In the event the number of shares of common stock that remain available for future issuance under the 2006 Stock Plan as of the last day of each calendar year is less than 1.5 percent of the total number of shares of common stock issued and outstanding as of such date, then the pool of awards shall be increased by the difference between 1.5 percent of the total number of shares of common stock issued and outstanding and the number of awards still remaining in the 2006 Stock Plan pool.

Vesting provisions for granted stock options are at the discretion of the Compensation Committee of the Board of Directors. As of December 31, 2012, all outstanding options were granted with a three-year vesting schedule, with 25 percent vesting at the date of grant and additional 25 percent vesting at each of the next three grant date anniversaries.

The share-based awards granted under the aforementioned plan have similar characteristics, except that some awards have been granted in stock options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards. Vesting provisions for granted restricted stock awards are at the discretion of the Compensation Committee of the Board of Directors. As of December 31, 2012, all outstanding restricted stock awards vest in full at either the three year or five year anniversary date of the grant. The Company funds the option shares and restricted stock from authorized but unissued shares.

In addition to option grants pursuant to the 2006 Stock Plan, the Company has assumed outstanding stock options that had been granted under the stock option plans of acquired companies. Of the total options outstanding as of December 31, 2012, 186,580 acquired options remain exercisable at a weighted average exercise price of $4.96 per share. As of December 31, 2012, there were 37,121 options granted under the 2006 Stock Plan that were exercisable at a weighted average exercise price of $8.56 per share, and 260,786 shares remained available for future issuance under the 2006 Stock Plan. The following tables present a summary of all shares to be issued upon exercise of outstanding stock options.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Stock Options

A summary of the Company’s stock option plans as of and for the year ended December 31, 2012 is as follows:

	Outstanding Options		Exercisable Options
	Number	Weighted Average Option Price	Number	Weighted Average Option Price
Predecessor Company
Options outstanding, December 31, 2011	281,667	$5.81	275,292	$5.86
Granted/vested	—	—	—	—
Exercised	—	—	—	—
Expired	725	3.94	725	3.94
Forfeited	37,183	7.34	32,933	7.34
Options outstanding, January 31, 2012	243,759	$5.57	241,634	$5.60

Successor Company
Options outstanding, February 1, 2012	243,759	$5.57	241,634	$5.60
Granted/vested	—	—	—	—
Exercised	8,835	3.68	8,835	3.68
Expired	1,616	4.63	1,616	4.63
Forfeited	9,607	8.08	7,482	8.08
Options outstanding, December 31, 2012	223,701	$5.55	223,701	$5.55

The weighted average remaining life of options outstanding and options exercisable as of December 31, 2012 was 2.06 years. The weighted average remaining life of options outstanding and options exercisable as of December 31, 2011 were 3.36 years and 3.25 years, respectively.

The following table provides the range of exercise prices for options outstanding and exercisable as of December 31, 2012:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable

$3.01 - $6.00	182,182	182,182
$6.01 - $9.00	18,192	18,192
$9.01 - $12.00	10,705	10,705
$12.01 - $12.71	12,622	12,622
	223,701	223,701

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

There were no stock options granted in 2012 or 2011. Compensation cost charged to earnings related to stock options was $0 and $2, respectively, for the 2012 Predecessor Period and the 2012 Successor Period and $16 for the year ended December 31, 2011. There were no options exercised in the year ended December 31, 2011.

The aggregate intrinsic value of total options outstanding and exercisable options as of December 31, 2012 was $70. As of December 31, 2012, there was no unrecognized compensation cost related to stock options as all options had fully vested.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Restricted Stock

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2012 and 2011 and changes during the periods then ended is presented below:

	Shares	Weighted average grant date fair value
Predecessor Company
Non-vested – December 31, 2010	82,669	$6.98
Granted	—	—
Vested	11,094	10.71
Forfeited	17,000	4.19
Non-vested – December 31, 2011	54,575	$7.10
Granted	—	—
Vested	3,575	12.64
Forfeited	16,750	7.38
Non-vested – January 31, 2012	34,250	$6.38

Successor Company
Non-vested – February 1, 2012	34,250	$6.38
Granted	—	—
Vested	—	—
Forfeited	16,750	6.22
Non-vested – December 31, 2012	17,500	$6.54

The total fair value of restricted stock grants vested during the year ended December 31, 2012 was $11. There were no restricted stock grants during the year ended December 31, 2012.

As of December 31, 2012, there was $15 of unrecognized compensation cost related to the nonvested stock award plan. That cost is expected to be recognized over a weighted average period of 1.12 years.

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan which provides for participation by substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code. The plans provide for employee contributions up to $16.5 of the participant's annual salary and an employer contribution of 100 percent matching of the first 6 percent of pre-tax salary contributed by each participant. Anyone who turned 50 years old in 2012 could also add a catch-up contribution of $5.5 above the normal limit bringing the maximum contribution to $22 for those employees. The Company may make additional discretionary profit sharing contributions to the plan on behalf of all participants, which amounts would be in addition to the 6 percent pre-tax salary match. There were no discretionary contributions for 2012 or 2011. Amounts deferred above the first 6 percent of salary are not matched by the Company. Expense related to this plan for the 2012 Successor period and 2012 Predecessor period was $41 and $617, respectively, and for the year ended December 31, 2011 was $99.

Piedmont Stock Warrants

Certain directors and management of the Company were granted warrants for Piedmont common stock in 2010 and 2011. Many of these employees and directors perform services for the Company as well as Piedmont and compensation cost is allocated to each entity based on the proportion of each individual's contribution to the respective entity. Compensation cost recorded in non-interest expense related to these stock warrants in the 2012 Successor Period was $822.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

All Piedmont stock warrants had an initial contractual term of ten years. Stock warrants issued in 2010 were granted to two of Piedmont's directors with 25 percent vesting on the grant date and 25 percent vesting on each of the first, second and third anniversaries of the grant date. Stock warrants issued in 2011 were granted with 25 percent vesting on each of the first, second, third and fourth anniversaries of the grant date. The initial exercise price of each grant equaled the price of the respective equity offering and increases at an 8 percent annual rate until a required investment return is achieved, at which time the exercise price adjusts to the initial exercise price. The required investment return is achieved when, and if, Piedmont's Board of Directors determines that the initial investors have realized a return of 100 percent of the capital each initial investor invested in Piedmont plus a cumulative, non-compounded annual return of at least 8 percent.
The fair value of each stock warrant award is determined with a Monte Carlo-based option pricing model. The model assumes that the stock warrants will be exercised at the mid-point of the time to achieve the performance condition and contractual term of ten years, weighted by the probability of a change in control event. The weighted average per share fair value of stock warrants granted in 2011 and 2010 was $33.47 and $36.41, respectively.

Piedmont stock warrants outstanding as of both December 31, 2012 and 2011 were 146,666. No grants of Piedmont's stock warrants were made during 2012.

NOTE Q – CUMULATIVE PERPETUAL PREFERRED STOCK

Crescent Financial Preferred Stock

Pursuant to the U.S Treasury’s Troubled Asset Relief Program ("TARP"), the Company issued $24,900 in Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“TARP Preferred Stock”), on January 9, 2009. In addition, the Company provided a warrant to the Treasury to purchase 833,705 shares of the Company’s common stock at an exercise price of $4.48 per share. These warrants were immediately exercisable and expire ten years from the date of issuance. The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years and 9 percent per annum thereafter. The preferred shares are redeemable at the option of the Company subject to regulatory approval.

The Company assigned an estimated fair value to both the TARP Preferred Stock and common stock warrants in purchase accounting in connection with Piedmont's acquisition of Crescent Financial. These securities represent non-controlling interests that were recorded at estimated fair value. The preferred stock was valued based on forecasting expected cash flows with an assumed repayment date and discounting these cash flows based on current market yields for similar preferred stock. For purposes of the discount rate, we used the market yield on an index of publicly traded preferred stocks adjusted for a liquidity factor. The preferred stock was assigned a non-controlling interest fair value of $24,400 at the acquisition date, and the discount between this value and the $24,900 redemption value is being accreted as a reduction in net income (loss) available for common stockholders over a two-year period.

The common stock warrants were valued at $1.59 per share, or $1,325 in the aggregate, at the acquisition date using a Black-Scholes option pricing model. Assumptions used in the Black-Scholes option pricing model were as follows:

Risk-free interest rate	0.31%
Expected life of warrants	2 years
Expected dividend yield	—%
Expected volatility	65.10%

The risk-free interest rate was based on the market yield for two-year U.S. Treasury securities as of the acquisition date.

As a condition of TARP, the Company must obtain consent from the U.S. Treasury to repurchase its common stock or to pay a cash dividend on its common stock. Furthermore, the Company has agreed to certain restrictions on executive compensation and is subjected to heightened corporate governance requirements.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In the second quarter of 2012, the Company received approval from the Federal Reserve Bank of Richmond to resume payment of preferred dividends on its TARP Preferred Stock. The Company had deferred dividend payments with the payment due February 15, 2011, but it paid all deferred cumulative preferred dividends of approximately $1,600 plus then-current dividends on the quarterly payment date of May 15, 2012. The Company is current on all TARP Preferred Stock dividend payments.

Legacy VantageSouth Preferred Stock

On February 19, 2010, Legacy VantageSouth sold 1,768,794 shares of its newly issued Series A Convertible Perpetual Preferred Stock (the “Legacy VantageSouth Preferred Stock”) to Piedmont for an aggregate price of $7,700, or $4.35 per share. The Legacy VantageSouth Preferred Stock was immediately convertible on a one-for-one basis into shares of Legacy VantageSouth's common stock, which totaled approximately 62 percent of its outstanding common stock at the date of the transaction (as adjusted for the assumed conversion of the Legacy VantageSouth Preferred Stock). An additional 42,632 shares of Legacy VantageSouth Preferred Stock was sold in a rights offering to non-controlling shareholders for an aggregate purchase price of $185, or $4.35 per share. The Legacy VantageSouth Preferred Stock was partially converted into Legacy VantageSouth's common stock in 2010 and 2011, and the remaining conversion occurred immediately following the merger of Rowan into Legacy VantageSouth in February 2012. There was no Legacy VantageSouth Preferred Stock outstanding when the bank was merged into Crescent Financial in November 2012.

NOTE R – PARENT COMPANY FINANCIAL DATA

Crescent Financial, which is the parent holding company of the Bank, was acquired by Piedmont on November 18, 2011. Due to the change in reporting entity described in Note A "Organization and Operations," historical financial results of Crescent Financial are not included in the consolidated financial statements prior to the acquisition date.

The following tables present the parent company-only condensed balance sheets as of December 31, 2012 and 2011 and related condensed statements of operations and cash flows for the 2012 Successor Period, the 2012 Predecessor Period, and the predecessor period ended December 31, 2011 following the Piedmont acquisition:

Condensed Balance Sheets

	Successor Company	Predecessor Company
	2012	2011
Assets
Cash and due from banks	$1,944	5,760
Investment in subsidiaries	178,308	170,646
Other assets	710	186
Total assets	$180,962	$176,592

Liabilities
Long-term debt	$5,497	$5,437
Deferred tax liability	601	997
Accrued interest payable and other liabilities	923	649
Total liabilities	7,021	7,083

Stockholders' equity
Preferred stock	24,657	24,442
Common stock	36	36
Common stock warrant	1,325	1,325
Additional paid-in capital	147,510	152,515
Accumulated deficit	(1,405)	(9,089)
Accumulated other comprehensive income	1,818	280
Total stockholders' equity	173,941	169,509
Total liabilities and stockholders' equity	$180,962	$176,592

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Condensed Statements of Operations

	Successor Company	Predecessor Company
	February 1 to December 31, 2012	January 1 to January 31, 2012	November 19 to December 31, 2011

Income:
Interest and dividend income	$15	$2	$166
Other income	123	2	9
Total income	138	4	175
Expense:
Interest expense	467	46	65
Other expense	529	13	13
Total expense	996	59	78
Income (loss) before income tax benefit and equity in undistributed earnings (losses) of subsidiaries	(858)	(55)	97
Income tax benefit	(292)	(18)	(82)
Income (loss) before equity in undistributed earnings (losses) of subsidiary	(566)	(37)	179
Equity in undistributed earnings (losses) of subsidiary	4,359	566	(1,259)
Net income (loss)	3,793	529	(1,080)
Effective dividend on preferred stock	1,346	122	182
Net income (loss) available to common stockholders	$2,447	$407	$(1,262)

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Condensed Statements of Cash Flows

	Successor Company	Predecessor Company
	February 1 to December 31, 2012	January 1 to January 31, 2012	November 19 to December 31, 2011

Cash flows from operating activities:
Net income (loss)	$3,793	$529	$(1,080)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(292)	(18)	(82)
Amortization of discount on long-term debt	55	5	7
Stock based compensation	25	4	46
Equity in (earnings) loss of subsidiary	(4,359)	(566)	1,259
Changes in assets and liabilities:
(Increase) decrease in other assets	(756)	7	(27)
Increase (decrease) in accrued expenses and other liabilities	282	(7)	49
Net cash provided by (used in) operating activities	(1,252)	(46)	172

Cash flows from investing activities:
Investment in subsidiary	—	—	(71,500)

Cash flows from financing activities:
Proceeds from exercise of stock options	31	—	—
Dividends paid on preferred stock	(2,549)	—	—
Net cash provided by financing activities	(2,518)	—	—

Net increase (decrease) in cash and cash equivalents	(3,770)	(46)	(71,328)
Cash and cash equivalents, beginning	5,714	5,760	77,088
Cash and cash equivalents, ending	$1,944	$5,714	$5,760

Supplemental disclosure of non-cash investing activities
Change in fair value of cash flow hedge, net of tax	$(138)	$—	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures (as such term is defined by 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, management determined that, as of December 31, 2012, it maintained effective internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Registrant’s internal controls over financial reporting factors that could materially affect these controls during the three-month period ended December 31, 2012.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers. The Code of Ethics is available at http://www.VantageSouth.com.

The remaining information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, for our joint annual meeting of stockholders to be held in 2013.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation required by this Item is incorporated here in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, for our joint annual meeting of stockholders to be held in 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated here in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by report, for our joint annual meeting of stockholders to be held in 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, for our joint annual meeting of stockholders to be held in 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report on Form 10-K by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, for our joint annual meeting of stockholders to be held in 2013.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)    Lists of Financial Statements and Schedules

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 57.

(a)(3) and (b)    Listing of Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESCENT FINANCIAL BANCSHARES, INC.
Registrant

	By:	/s/ Scott M. Custer
Scott M. Custer
Date: March 29, 2013		President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Scott M. Custer	March 29, 2013
President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Terry S. Earley	March 29, 2013
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David B. Therit	March 29, 2013
Senior Vice President and Principal Accounting Officer

/s/ J. Adam Abram	March 29, 2013
J. Adam Abram, Chairman of the Board of Directors

/s/ Brent D. Barringer	March 29, 2013
Brent D. Barringer, Director

/s/ David S. Brody	March 29, 2013
David S. Brody, Director

/s/ Alan N. Colner	March 29, 2013
Alan N. Colner, Director

/s/ Thierry Ho	March 29, 2013
Thierry Ho, Director

/s/ Steven J. Lerner	March 29, 2013
Steven J. Lerner, Director

/s/ James A. Lucas, Jr.	March 29, 2013
James A. Lucas, Jr., Director

/s/ Charles A. Paul, III	March 29, 2013
Charles A. Paul, III, Director

/s/ Jon S. Rufty	March 29, 2013
Jon S. Rufty, Director

/s/ A. Wellford Tabor	March 29, 2013
A. Wellford Tabor, Director

/s/ Nicolas D. Zerbib	March 29, 2013
Nicolas D. Zerbib, Director

Exhibit Index

Exhibit Number	Exhibit

2(i)	Agreement and Plan of Merger, dated May 2, 2011, by and between Crescent Financial Corporation and Crescent Financial Bancshares, Inc. (5)

2(ii)	Agreement and Plan of Merger, dated August 10, 2012, by and among Crescent Financial Bancshares, Inc., Crescent State Bank and VantageSouth Bank. (15)

2(iii)	Agreement and Plan of Merger, dated as of September 25, 2012, by and between ECB Bancorp, Inc. and Crescent Financial Bancshares, Inc. (16)

3(i)	Amended and Restated Certificate of Incorporation of Crescent Financial Bancshares, Inc. (5)

3(ii)	Amended and Restated Bylaws of Crescent Financial Bancshares, Inc.(5)

4(i)	Form of Common Stock Certificate (13)

4(ii)	Warrant to purchase shares of common stock of Crescent Financial Bancshares, Inc., dated November 15, 2011 (6)

10(i)	1999 Incentive Stock Option Plan (1)

10(ii)	1999 Non-statutory Stock Option Plan for Directors, as amended (1)

10(iii)	Amended and Restated Declaration of Trust of Crescent Financial Capital Trust I, dated as of August 27, 2003 (2)

10(iv)	Indenture, dated as of August 27, 2003, between Crescent Financial Corporation and Wells Fargo Bank, N.A.(2)

10(v)	Form of Junior Subordinated Debenture (2)

10(vi)	Guarantee Agreement, dated as of August 27, 2003, between Crescent Financial Corporation and Wells Fargo Bank, N.A.(2)

10(vii)+	Endorsement Split Dollar Agreement by and between Crescent State Bank and Michael G. Carlton, dated October 1, 2003 (2)

10(viii)+	Endorsement Split Dollar Agreement by and between Crescent State Bank and Bruce W. Elder, dated October 1, 2003 (2)

10(ix)+	Endorsement Split Dollar Agreement by and between Crescent State Bank and Thomas E. Holder, Jr., dated October 1, 2003 (2)

10(x)	Crescent State Bank Directors' Compensation Plan, dated as of February 22, 2005 (3)

10(xi)	2006 Omnibus Stock Ownership and Long Term Incentive Plan (4)

10(xii)	Investment Agreement, dated February 23, 2011 by and among Crescent Financial Corporation, Crescent State Bank, the Bank, and Piedmont Community Bank Holdings, Inc. (7)

10(xiii)	Amendment to Investment Agreement, dated as of March 24, 2011 (8)

10(xiv)	Amendment No. 2 to Investment Agreement, dated as of November 2, 2011 (8)

10(xv)+	Indemnification Agreement, dated February 23, 2011 by and among Michael G. Carlton, Crescent Financial Corporation and Crescent State Bank (7)

10(xvi)+	Amendment to Endorsement Split Dollar Agreement by and between Crescent State Bank and Michael G. Carlton dated November 2, 2011 (10)

10(xvii)+	Amendment to Endorsement Split Dollar Agreement by and between Crescent State Bank and Michael G. Carlton dated November 2, 2011 (10)

10(xviii)+	Amendment to Endorsement Split Dollar Agreement by and between Crescent State Bank and Michael G. Carlton dated November 2, 2011 (10)

10(xix)	Amendment No. 1 to Amended and Restated Directors' Compensation Plan, dated as of November 14, 2011 (9)

10(xx)	TARP Letter Agreement, dated November 15, 2011, by and among Crescent Financial Bancshares, Inc., Crescent Financial Corporation, and the U.S. Department of the Treasury (6)

10(xxi)	ARRA Letter Agreement, dated November 15, 2011, by and between Crescent Financial Bancshares, Inc. and the U.S. Department of the Treasury (6)

10(xxii)	Registration Rights Agreement, dated November 18, 2011, by and between Crescent Financial Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. (11)

10(xxiii)	Tax Sharing Agreement, effective as of December 22, 2011, between Piedmont Community Bank Holdings, Inc. and Crescent Financial Bancshares, Inc. (12)

10(xxiv)+	Separation and Release Agreement, dated as of January 30, 2012, by and among Crescent Financial Bancshares, Inc., Crescent State Bank and Michael G. Carlton (14)

10(xxv)+	Separation and Release Agreement, dated as of January 27, 2012 , by and between Crescent State Bank and Thomas E. Holder, Jr. (14)

10(xxvi)+	Separation and Release Agreement, dated as of February 13, 2012, by and between Crescent State Bank and Ray D. Vaughn (14)

10(xxvii)+	Separation and Release Agreement, dated as of March 15, 2012, by and among Crescent Financial Bancshares, Inc., Crescent State Bank and Bruce W. Elder (14)

10(xxviii)	Affiliate Services Agreement, entered into March 28, 2012, by and among Crescent Financial Bancshares, Inc., Crescent State Bank, Piedmont Community Bank Holdings, Inc. and VantageSouth Bank (14)

21	Subsidiaries (Filed herewith)

23	Consent of Dixon Hughes Goodman LLP (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

101.INS*	XBRL Instance Document.

101.SCH*	XRBL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

+ Management contracts and compensatory plans or arrangement.
* XBRL information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

1.	Incorporated by reference from Registration Statement on Form S-8 (Registration No. 333-68974) as filed with the Securities and Exchange Commission on September 5, 2001.

2.	Incorporated by reference from Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.

3.	Incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2006.

4.	Incorporated by reference from Exhibit 99.1 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 11, 2006.

5.	Incorporated by reference from Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 16, 2011.

6.	Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2011.

7.	Incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2011.

8.	Incorporated by reference from Tender Offer Statement on Schedule TO filed by Piedmont Community Bank Holdings, Inc. with the Securities and Exchange Commission on November 8, 2011.

9.	Incorporated by reference from Solicitation/Recommendation Statement on Schedule 14D-9/A filed with the Securities and Exchange Commission on November 17, 2011.

10.	Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2011.

11.
Incorporated by reference from Amendment No. 2 to Tender Offer Statement on Schedule TO filed by Piedmont Community Bank Holdings, Inc. with the Securities and Exchange Commission on November 18, 2011.

12.	Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2012.

13.
Incorporated by reference from Exhibit 4.1 to the Post-Effective Amendment to the Registration Statement on Form S-8 (File No. 333-68990), filed with the Securities and Exchange Commission on November 18, 2011.

14.	Incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

15.	Incorporated by reference to the Exhibit 2.1 to Crescent Financial Bancshares, Inc.'s Current Report on Form 8-K dated August 13, 2012.

16.	Incorporated by reference to the Exhibit 2.1 to Crescent Financial Bancshares, Inc.'s Current Report on Form 8-K dated September 25, 2012.