Form 10-Q
period 2013-03-31
Crescent Financial Bancshares, Inc.
filed 2013-05-14
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarterly Period Ended March 31, 2013

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
Common Stock, $0.001 par value, 46,039,276 shares outstanding as of May 13, 2013.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - March 31, 2013 and December 31, 2012	3

	Consolidated Statements of Operations - Three Months Ended March 31, 2013 (Successor) and Periods from February 1 to March 31, 2012 (Successor) and from January 1 to January 31, 2012 (Predecessor)	4

	Consolidated Statements of Comprehensive Income (Loss) - Three Months Ended March 31, 2013 (Successor) and Periods from February 1 to March 31, 2012 (Successor) and from January 1 to January 31, 2012 (Predecessor)	5

	Consolidated Statement of Changes in Stockholders’ Equity - Three Months Ended March 31, 2013 (Successor)	6

	Consolidated Statements of Cash Flows - Three Months Ended March 31, 2013 (Successor) and Periods from February 1 to March 31, 2012 (Successor) and from January 1 to January 31, 2012 (Predecessor)	7

	Condensed Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	43

Part II.	Other Information	44

Item 1.	Legal Proceedings	44

Item 1a.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Debt	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

Part I. Financial Information

Item 1. Financial Statements

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except share data)	March 31, 2013	December 31, 2012*

Assets
Cash and due from banks	$11,020	$15,735
Interest-earning deposits with banks	4,092	7,978
Federal funds sold	29,125	26,750
Investment securities available for sale, at fair value	154,634	136,311
Investment securities held to maturity	194	180
Loans held for sale	8,671	16,439
Loans	794,623	763,416
Allowance for loan losses	(5,527)	(3,998)
Net loans	789,096	759,418
Federal Home Loan Bank stock, at cost	2,382	2,307
Premises and equipment, net	17,885	17,351
Bank-owned life insurance	20,138	19,976
Foreclosed assets	4,752	5,837
Deferred tax asset, net	37,525	36,659
Goodwill	26,254	26,254
Other intangible assets, net	2,266	2,376
Accrued interest receivable and other assets	8,008	11,654
Total assets	$1,116,042	$1,085,225

Liabilities
Deposits:
Non-interest demand	$73,756	$71,613
Interest-bearing demand	188,463	188,843
Money market and savings	270,994	260,966
Time	370,710	351,800
Total deposits	903,923	873,222
Short-term borrowings	6,000	7,500
Long-term debt	28,902	19,864
Accrued interest payable and other liabilities	4,818	10,698
Total liabilities	943,643	911,284

Stockholders’ Equity
Preferred stock, no par value, 5,000,000 shares authorized, 24,900 shares issued and outstanding at March 31, 2013 and December 31, 2012	24,715	24,657
Common stock, $0.001 par value, 75,000,000 shares authorized; 35,779,127 and 35,754,247 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	36	36
Common stock warrants	1,325	1,325
Additional paid-in capital	147,738	147,510
Accumulated deficit	(2,578)	(1,405)
Accumulated other comprehensive income	1,163	1,818
Total stockholders' equity	172,399	173,941
Total liabilities and stockholders' equity	$1,116,042	$1,085,225

*  Derived from audited consolidated financial statements.

See accompanying Notes to Consolidated Financial Statements.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended March 31, 2013 (Successor) and Periods from February 1 to March 31, 2012 (Successor) and from January 1 to January 31, 2012 (Predecessor)

	Successor Company		Predecessor Company
(Dollars in thousands, except per share data)	Three Months Ended March 31, 2013	Period from February 1 to March 31, 2012	Period from January 1 to January 31, 2012

Interest income
Loans	$10,697	$7,302	$3,807
Investment securities	815	756	395
Federal funds sold and interest-earning deposits	16	16	4
Total interest income	11,528	8,074	4,206
Interest expense
Deposits	1,302	995	530
Short-term borrowings	12	2	—
Long-term debt	270	201	103
Total interest expense	1,584	1,198	633
Net interest income	9,944	6,876	3,573
Provision for loan losses	1,940	869	195
Net interest income after provision for loan losses	8,004	6,007	3,378
Non-interest income
Mortgage banking income	391	496	225
Government-guaranteed lending	1,119	(6)	98
Service charges and fees on deposit accounts	515	349	194
Earnings on bank-owned life insurance	195	134	70
Gain on sale of available for sale securities	1,092	192	—
Other	150	307	70
Total non-interest income	3,462	1,472	657
Non-interest expense
Salaries and employee benefits	5,991	3,500	1,737
Occupancy and equipment	1,547	809	396
Data processing	644	445	212
FDIC deposit insurance premium	227	277	141
Professional services	497	541	144
Foreclosed asset expenses	183	95	11
Other loan related expense	461	417	162
Merger and conversion costs	1,601	497	78
Other	1,516	837	355
Total non-interest expense	12,667	7,418	3,236
Income (loss) before income taxes	(1,201)	61	799
Income tax expense (benefit)	(395)	4	270
Net income (loss)	(806)	57	529
Effective dividend on preferred stock	369	244	122
Net income available (loss attributable) to common stockholders	$(1,175)	$(187)	$407

Net loss per common share
Basic	$(0.03)	$(0.01)	$0.01
Diluted	$(0.03)	$(0.01)	$0.01

Weighted average common shares outstanding
Basic	35,758,033	35,718,091	35,511,770
Diluted	35,758,033	35,718,091	35,534,050

See accompanying Notes to Consolidated Financial Statements.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three Months Ended March 31, 2013 (Successor) and Periods from February 1 to March 31, 2012 (Successor) and from January 1 to January 31, 2012 (Predecessor)

	Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended March 31, 2013	Period from February 1 to March 31, 2012	Period from January 1 to January 31, 2012

Net income (loss)	$(806)	$57	$529
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(67)	670	1,008
Tax effect	27	(258)	(520)
Reclassification of gains on sale of securities recognized in earnings	(1,092)	(192)	—
Tax effect	421	74	—
Net of tax amount	(711)	294	488
Cash flow hedging:
Unrealized gains on cash flow hedges	90	—	—
Tax effect	(34)	—	—
Net of tax amount	56	—	—
Total other comprehensive income (loss)	(655)	294	488
Comprehensive income (loss)	$(1,461)	$351	$1,017

See accompanying Notes to Consolidated Financial Statements.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
Three Months Ended March 31, 2013 (Successor)

	Preferred Stock		Common Stock		Common Stock Warrant	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity
(Dollars in thousands)	Shares	Amount	Shares	Amount

Balance at December 31, 2012	24,900	$24,657	35,754,247	$36	$1,325	$147,510	$(1,405)	$1,818	$173,941
Net loss	—	—	—	—	—	—	(806)	—	(806)
Other comprehensive loss	—	—	—	—	—	—	—	(655)	(655)
Stock based compensation	—	—	—	—	—	129	—	—	129
Stock options exercised	—	—	24,880	—	—	99	—	—	99
Accretion of discount on preferred stock	—	58	—	—	—	—	(58)	—	—
Preferred stock dividend	—	—	—	—	—	—	(309)	—	(309)
Balance at March 31, 2013	24,900	$24,715	35,779,127	$36	$1,325	$147,738	$(2,578)	$1,163	$172,399

See accompanying Notes to Consolidated Financial Statements.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 2013 (Successor) and Periods from February 1 to March 31, 2012 (Successor) and from January 1 to January 31, 2012 (Predecessor)

	Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended March 31, 2013	Period from February 1 to March 31, 2012	Period from January 1 to January 31, 2012
Cash flows from operating activities
Net income (loss)	$(806)	$57	$529
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	412	109	103
Stock based compensation	129	13	4
Provision for loan losses	1,940	869	195
Accretion on purchased loans	(3,567)	(2,840)	(1,592)
Amortization of core deposit intangible	109	77	28
Amortization of premium on time deposits	(484)	(611)	(311)
Accretion of discount on long-term debt	38	24	12
(Gain) loss on mortgage loan commitments	299	(39)	(159)
Net gain on sales of loans held for sale	(1,706)	(369)	(20)
Originations of loans held for sale	(72,982)	(18,249)	(6,340)
Proceeds from sales of loans held for sale	82,456	15,300	9,018
Net increase in cash surrender value of bank-owned life insurance	(162)	(119)	(62)
Deferred income taxes	(395)	4	270
Gain on sale of available for sale securities	(1,092)	(192)	—
Net amortization of premiums on available for sale securities	150	116	25
Net loss on disposal of foreclosed assets	—	9	17
Valuation adjustments on foreclosed assets	180	335	—
Gains from change in fair value of interest rate swaps	(48)	(55)	(2)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	1	(621)	(34)
(Increase) decrease in other assets	3,380	1,112	3,143
Increase (decrease) in accrued interest payable	(10)	147	(106)
Increase (decrease) in other liabilities	(5,822)	1,128	(2,606)
Net cash provided by (used in) operating activities	2,020	(3,795)	2,112
Cash flows from investing activities
Purchases of securities available for sale	(42,664)	(21,189)	(2,658)
Proceeds from maturities and repayments of securities available for sale	5,551	17,285	2,158
Proceeds from sales of securities available for sale	18,559	6,998	—
Loan originations and principal collections, net	(28,619)	16,195	542
Purchases of premises and equipment	(946)	(740)	(269)
Proceeds from disposal of foreclosed assets	1,473	363	2,940
Proceeds from sales of loans	—	8,214	9,635
Proceeds from (purchases of) Federal Home Loan Bank stock	(75)	(17)	123
Net cash provided by (used in) investing activities	(46,721)	27,109	12,471
Cash flows from financing activities
Net increase (decrease) in deposits	31,185	21,208	(30,032)
Proceeds from exercise of stock options	99	—	—
Proceeds from repayment of short term debt, net	(1,500)	—	—
Proceeds from issuance of long term debt, net	9,000	—	5,000
Repurchase of common stock	—	(7)	—
Dividends paid on preferred stock	(309)	—	—
Net cash provided by (used in) financing activities	38,475	21,201	(25,032)
Net change in cash and cash equivalents	(6,226)	44,515	(10,449)
Cash and cash equivalents, beginning of period	50,463	36,023	46,472
Cash and cash equivalents, end of period	$44,237	$80,538	$36,023

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
Interest	$2,040	$1,638	$1,038
Income taxes	—	—	—
Noncash investing activities:
Transfers of loans to foreclosed assets	$568	$903	$35
Change in fair value of securities available for sale, net of tax	(711)	294	488
Change in fair value of cash flow hedge, net of tax	56	—	—
See accompanying Notes to Consolidated Financial Statements.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Crescent Financial Bancshares, Inc. ("Crescent Financial" or the “Company”) and its wholly-owned subsidiary, VantageSouth Bank (formerly known as Crescent State Bank). The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Company’s 2012 Form 10-K”).

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2013. The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements contained in the Company’s 2012 Form 10-K. A description of the accounting policies followed by the Company are as set forth in Note B of the Notes to Consolidated Financial Statements in the Company’s 2012 Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

These consolidated financial statements have been retrospectively adjusted for the change in reporting entity described below. Therefore, historical results of operations presented in these consolidated financial statements for the quarter ended March 31, 2012 are significantly different from Crescent Financial's quarterly consolidated financial statements included in the Company's Form 10-Q for the quarter ended March 31, 2012.

Merger of Entities Under Common Control and Change in Reporting Entity

On November 30, 2012, the Company completed the merger of VantageSouth Bank ("Legacy VantageSouth") into Crescent State Bank in a share exchange. All outstanding Legacy VantageSouth shares of common stock were converted into Crescent Financial's shares at a 5.3278 exchange ratio for a total transaction value of approximately $35,000. At the time of merger, Piedmont Community Bank Holdings, Inc. ("Piedmont") owned all outstanding shares of Legacy VantageSouth except for directors' qualifying shares. Piedmont owned approximately 90 percent of the Company's outstanding common stock following the merger. The Company re-branded its wholly-owned banking subsidiary as VantageSouth Bank immediately following the merger.

The merger of Legacy VantageSouth into Crescent Financial was a merger of commonly-controlled companies and was accounted for in a manner similar to a pooling of interests transaction. Thus, the Company's financial statements were retrospectively adjusted to combine the financial condition and results of operations of Crescent Financial and Legacy VantageSouth from the date the two companies became commonly controlled by Piedmont. Due to the application of push-down accounting to Legacy VantageSouth's books on February 1, 2012, which was the date that Piedmont purchased the bank's remaining non-controlling equity interests, periods prior to this date are denoted as "Predecessor Company" and periods after this date are denoted as "Successor Company."

Recently Adopted and Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-02 - Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments were effective for periods beginning after December 15, 2012. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. The amendments were effective beginning January 1, 2013. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

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

NOTE B – MERGERS AND ACQUISITIONS

ECB Bancorp, Inc. Merger

On April 1, 2013, the Company completed the merger of ECB Bancorp, Inc. ("ECB") with and into the Company (the "ECB merger"). The ECB merger was completed pursuant to an Agreement and Plan of Merger dated as of September 25, 2012 (the "Merger Agreement"). Immediately following the ECB merger, The East Carolina Bank, a wholly-owned subsidiary of ECB, was merged with and into VantageSouth Bank. Upon the closing of the ECB merger, each outstanding share of ECB common stock was converted into the right to receive 3.55 shares of common stock of the Company. The aggregate merger consideration consisted of 10,312,186 shares of the Company’s common stock. Based upon the $3.94 per share closing price of the Company’s common stock on March 28, 2013, the transaction value was $40,600. Following the ECB merger, Piedmont owned approximately 70 percent of the Company's outstanding common stock.

Pursuant to the Merger Agreement, the Company agreed to exchange each share of ECB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, into one share of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B. At the closing of the ECB merger, the Company also issued a warrant to purchase 514,693.2 shares of the Company’s common stock to the U.S. Treasury Department (“Treasury”) in exchange for the warrant issued by ECB to Treasury on January 16, 2009 to purchase 144,984 shares of ECB’s common stock, which reflects the exchange ratio associated with the ECB merger.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The table below presents ECB's unaudited condensed balance sheet as of March 31, 2013, which was immediately prior to the ECB merger. These amounts reflect ECB's historical basis in the assets and liabilities. The Company is in the process of estimating fair values of assets acquired, liabilities assumed, and non-controlling interests at acquisition and will record a gain in its results of operations in the second quarter of 2013 for the amount by which the fair value of net assets exceeds the purchase price and fair value of non-controlling interests.

March 31, 2013
Assets:
Cash and cash equivalents	$24,071
Investment securities available for sale	289,058
Loans, net	483,474
Other assets	69,388
Total assets	$865,991

Liabilities and Shareholders' Equity:
Deposits	$732,018
Short-term borrowings and long-term debt	50,284
Other liabilities	2,837
Total liabilities	785,139
Shareholders' equity	80,852
Total liabilities and shareholders' equity	$865,991

The table below presents pro forma information as if the Company's acquisition of ECB had occurred at the beginning of the earliest period presented, which was January 1, 2012. In addition to the ECB merger, adjustments have also been made to balances reported in these consolidated financial statements for the impact of push-down accounting to Legacy VantageSouth's financial results prior to the actual push-down accounting date of February 1, 2012. No adjustments, including purchase accounting fair value adjustments, have been made to the predecessor historical balances of ECB for purposes of this pro forma information. The pro forma financial information is not indicative of the results of operations that would have occurred had the transaction(s) been effected on the assumed date.

	Three Months Ended March 31,
	2013	2012

Net interest income	$16,503	$16,957

Net income (loss)	$(2,375)	$933

Net income (loss) available to common stockholders	$(3,009)	$302

Basic income (loss) per common share	$(0.07)	$0.01

Diluted income (loss) per common share	$(0.07)	$0.01

Weighted average basic common shares outstanding	45,874,969	45,766,253

Weighted average diluted common shares outstanding	45,874,969	45,773,680

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE C – COMMITMENTS AND CONTINGENCIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on a credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

The following table is a summary of the contractual amount of the Company’s exposure to off-balance sheet commitments.

	March 31, 2013	December 31, 2012

Commitments to extend credit	$184,682	$156,580
Financial standby letters of credit	4,409	4,415
Capital commitment to private investment funds	2,025	175

The reserve for unfunded commitments was $128 and $112 as of March 31, 2013 and December 31, 2012, respectively, which was recorded in other liabilities on the consolidated balance sheets.

NOTE D – PER SHARE RESULTS

Basic and diluted net income (loss) per share are computed by dividing net income available (or net loss attributable) to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if common stock options and warrants were exercised, resulting in the issuance of common stock that then shared in the net income (loss) of the Company.

Basic and diluted net income (loss) per share have been computed based upon net income available to common stockholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

	Successor Company		Predecessor Company
	Three Months Ended March 31, 2013	Period from February 1 to March 31, 2012	Period from January 1 to January 31, 2012

Weighted average number of common shares	35,758,033	35,718,091	35,511,770
Effect of dilutive stock options and warrant	—	—	22,280
Weighted average number of common shares and dilutive potential common shares	35,758,033	35,718,091	35,534,050

Anti-dilutive stock options	181,861	242,377	240,384
Anti-dilutive warrant	833,705	833,705	833,705

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE E – INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale and held to maturity by major classification.

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Residential mortgage-backed securities (MBS)	$100,091	$388	$287	$100,192
Commercial MBS	19,632	239	87	19,784
Corporate bonds	31,003	1,854	—	32,857
Municipal – non-taxable	600	1	—	601
Other debt securities	1,037	84	—	1,121
Marketable equity securities	37	42	—	79
Total securities available for sale	$152,400	$2,608	$374	$154,634

Securities held to maturity:
Corporate bonds	$194	$214	$—	$408

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Residential MBS	$76,249	$574	$46	$76,777
Commercial MBS	6,612	273	—	6,885
Corporate bonds	30,861	1,697	50	32,508
Municipal – non-taxable	15,492	709	—	16,201
Municipal – taxable	2,583	142	—	2,725
Other debt securities	1,083	74	—	1,157
Marketable equity securities	37	21	—	58
Total securities available for sale	$132,917	$3,490	$96	$136,311

Securities held to maturity:
Corporate bonds	$180	$230	$—	$410

All residential MBS in the investment portfolio as of March 31, 2013 and December 31, 2012 were backed by government sponsored enterprises ("GSEs").

The following tables summarize gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Residential MBS	$44,920	$287	$—	$—	$44,920	$287
Commercial MBS	2,615	87	—	—	2,615	87
Total temporarily impaired securities	$47,535	$374	$—	$—	$47,535	$374

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Residential MBS	$28,802	$46	$—	$—	$28,802	$46
Corporate bonds	2,013	50	—	—	2,013	50
Total temporarily impaired securities	$30,815	$96	$—	$—	$30,815	$96

Unrealized losses on investment securities as of March 31, 2013 related to seventeen residential MBS issued by GSEs and one investment grade commercial MBS. Unrealized losses on investment securities at December 31, 2012 related to nine residential MBS issued by GSEs, and two investment grade corporate bonds. As of March 31, 2013 and December 31, 2012, none of the securities had been in an unrealized loss position for more than a twelve month period.

The securities in an unrealized loss position as of March 31, 2013 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities are not considered to represent other-than-temporary impairment as of March 31, 2013.

As of March 31, 2013, the Company held no individual investment securities with an aggregate book value greater than 10 percent of total stockholders’ equity. As of March 31, 2013 and December 31, 2012, investment securities with carrying values of $88,170 and $50,685, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Due within one year	$21,212	$21,278	$13,327	$13,420
Due after one year through five years	83,677	85,688	78,671	81,064
Due after five years through ten years	29,721	29,875	24,039	24,669
Due after ten years	17,753	17,714	16,843	17,100
Other equity securities	37	79	37	58
	$152,400	$154,634	$132,917	$136,311
Securities held to maturity:
Due after five years through ten years	$194	$408	$180	$410

The following table summarizes securities gains (losses) for the periods presented.

	Successor Company		Predecessor Company
	Three Months Ended March 31, 2013	Period from February 1 to March 31, 2012	Period from January 1 to January 31, 2012

Gross gains on sales of securities available for sale	$1,092	$192	$—
Gross losses on sales of securities available for sale	—	—	—
Total securities gains	$1,092	$192	$—

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE F – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company's loans by type.

	March 31, 2013	December 31, 2012
Commercial:
Commercial real estate	$408,474	$392,955
Commercial and industrial	108,796	98,701
Construction and development	79,018	72,566
Consumer:
Residential real estate	127,930	125,277
Construction and development	4,242	6,203
Home equity	62,386	63,486
Other consumer	4,035	4,325
Gross loans	794,881	763,513
Less:
Deferred loan fees	(258)	(97)
Allowance for loan losses	(5,527)	(3,998)
Net loans	$789,096	$759,418

As of March 31, 2013 and December 31, 2012, loans with a recorded investment of $240,443 and $237,560, respectively, were pledged to secure borrowings or available lines of credit with correspondent banks.

Loans for which it is probable at acquisition that all contractually required payments will not be collected are considered purchased credit-impaired ("PCI") loans. No PCI loans were purchased in the three months ended March 31, 2013. The following table summarizes changes in accretable yield, or income expected to be collected, related to PCI loans for the periods presented.

	Successor Company		Predecessor Company
	Three Months Ended March 31, 2013	Period from February 1 to March 31, 2012	Period from January 1 to January 31, 2012

Balance, beginning of period	$27,632	$28,144	$29,645
Loans purchased	—	—	—
Accretion of income	(3,449)	(2,531)	(1,389)
Reclassifications from nonaccretable difference	1,762	—	—
Other, net	(501)	(1,133)	(112)
Balance, end of period	$25,444	$24,480	$28,144

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses for the periods presented.

	Successor Company
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Three months ended March 31, 2013:
Beginning balance	$1,524	$798	$597	$940	$18	$85	$36	$3,998
Charge-offs	(13)	(58)	(61)	(193)	—	(92)	(84)	(501)
Recoveries	14	8	10	53	—	2	3	90
Provision for loan losses	1,059	83	459	159	(1)	119	62	1,940
Ending balance	$2,584	$831	$1,005	$959	$17	$114	$17	$5,527

2012 Successor Period:
Beginning balance	$505	$218	$305	$154	$15	$28	$51	$1,276
Charge-offs	—	(15)	(259)	(11)	(8)	—	(260)	(553)
Recoveries	—	—	15	—	—	—	—	15
Provision for loan losses	(164)	206	83	161	18	—	565	869
Ending balance	$341	$409	$144	$304	$25	$28	$356	$1,607

	Predecessor Company
	Commercial Real Estate	Residential Real Estate	Construction	Commercial	Consumer	Total
2012 Predecessor Period:
Beginning balance	$663	$601	$534	$324	$9	$2,131
Charge-offs	—	—	(1)	—	—	(1)
Recoveries	—	—	—	2	—	2
Provision for loan losses	48	26	98	21	2	195
Ending balance	$711	$627	$631	$347	$11	$2,327

The following tables summarize the ending allowance for loans losses and the recorded investment in loans by portfolio segment and impairment method.

	March 31, 2013
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$2	$—	$—	$5	$—	$15	$—	$22
Collectively evaluated for impairment	1,168	831	496	394	17	99	17	3,022
Purchased credit-impaired	1,414	—	509	560	—	—	—	2,483
Total	$2,584	$831	$1,005	$959	$17	$114	$17	$5,527

Loans:
Ending balance:
Individually evaluated for impairment	$2,222	$—	$254	$1,011	$—	$1,848	$157	$5,492
Collectively evaluated for impairment	290,613	96,225	40,528	103,796	3,430	60,496	3,672	598,760
Purchased credit-impaired	115,639	12,571	38,236	23,123	812	42	206	190,629
Total	$408,474	$108,796	$79,018	$127,930	$4,242	$62,386	$4,035	$794,881

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	December 31, 2012
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$14	$—	$8	$9	$—	$14	$1	$46
Collectively evaluated for impairment	1,067	798	322	379	18	71	19	2,674
Purchased credit-impaired	443	—	267	552	—	—	16	1,278
Total	$1,524	$798	$597	$940	$18	$85	$36	$3,998

Loans:
Ending balance:
Individually evaluated for impairment	$1,697	$—	$415	$1,452	$—	$1,342	$224	$5,130
Collectively evaluated for impairment	266,001	85,356	31,741	100,794	5,392	62,101	3,891	555,276
Purchased credit-impaired	125,257	13,345	40,410	23,031	811	43	210	203,107
Total	$392,955	$98,701	$72,566	$125,277	$6,203	$63,486	$4,325	$763,513

For purposes of the disclosures included herein, loans originated prior to Piedmont's respective investments in Legacy VantageSouth, Rowan, and Crescent Financial are labeled as "Legacy Loans" and loans originated after Piedmont's respective investments are labeled as "New Loans".

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

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the risk category of loans by class of loans.

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2013
New loans
Commercial:
Real estate	$170,365	$2,972	$1,409	$—	$174,746
Commercial and industrial	81,993	2,783	1,117	—	85,893
Construction and development	27,005	302	658	—	27,965
Consumer:
Residential real estate	50,900	1,724	503	—	53,127
Construction and development	409	76	—	—	485
Home equity	12,832	52	115	—	12,999
Other consumer	1,543	8	6	—	1,557
Total	$345,047	$7,917	$3,808	$—	$356,772

Legacy loans
Commercial:
Real estate	$187,509	$23,052	$23,167	$—	$233,728
Commercial and industrial	20,459	1,507	937	—	22,903
Construction and development	20,983	23,644	6,219	207	51,053
Consumer:
Residential real estate	59,461	9,171	6,135	36	74,803
Construction and development	3,082	252	423	—	3,757
Home equity	45,425	1,371	2,591	—	49,387
Other consumer	2,148	163	167	—	2,478
Total	$339,067	$59,160	$39,639	$243	$438,109

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
New loans
Commercial:
Real estate	$135,144	$285	$514	$—	$135,943
Commercial and industrial	70,334	1,223	216	—	71,773
Construction and development	17,673	—	626	—	18,299
Consumer:
Residential real estate	46,608	336	406	—	47,350
Construction and development	1,182	77	—	—	1,259
Home equity	10,676	52	115	—	10,843
Other consumer	1,525	7	—	—	1,532
Total	$283,142	$1,980	$1,877	$—	$286,999

Legacy loans
Commercial:
Real estate	$200,494	$41,426	$15,092	$—	$257,012
Commercial and industrial	24,461	1,201	1,266	—	26,928
Construction and development	26,117	20,976	6,791	383	54,267
Consumer:
Residential real estate	63,620	7,240	7,029	38	77,927
Construction and development	3,941	549	454	—	4,944
Home equity	48,579	1,989	2,075	—	52,643
Other consumer	2,422	138	233	—	2,793
Total	$369,634	$73,519	$32,940	$421	$476,514

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the past due status of the loan portfolio (excluding PCI loans) based on contractual terms.

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
March 31, 2013
New loans
Commercial:
Real estate	$432	$234	$666	$174,080	$174,746
Commercial and industrial	330	16	346	85,547	85,893
Construction and development	1,001	66	1,067	26,898	27,965
Consumer:
Residential real estate	391	400	791	52,336	53,127
Construction and development	—	—	—	485	485
Home equity	—	115	115	12,884	12,999
Other consumer	98	—	98	1,459	1,557
Total	$2,252	$831	$3,083	$353,689	$356,772

Legacy loans
Commercial:
Real estate	$1,868	$1,234	$3,102	$114,987	$118,089
Commercial and industrial	226	20	246	10,084	10,330
Construction and development	303	18	321	12,495	12,816
Consumer:
Residential real estate	1,040	402	1,442	50,240	51,682
Construction and development	37	36	73	2,871	2,944
Home equity	1,273	834	2,107	47,238	49,345
Other consumer	2	155	157	2,115	2,272
Total	$4,749	$2,699	$7,448	$240,030	$247,478

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2012
New loans
Commercial:
Real estate	$1,454	$208	$1,662	$134,281	$135,943
Commercial and industrial	616	30	646	71,127	71,773
Construction and development	—	74	74	18,225	18,299
Consumer:
Residential real estate	653	406	1,059	46,291	47,350
Construction and development	—	—	—	1,259	1,259
Home equity	—	115	115	10,728	10,843
Other Consumer	90	—	90	1,442	1,532
Total	$2,813	$833	$3,646	$283,353	$286,999

Legacy loans
Commercial:
Real estate	$744	$1,249	$1,993	$129,762	$131,755
Commercial and industrial	262	—	262	13,321	13,583
Construction and development	326	156	482	13,375	13,857
Consumer:
Residential real estate	942	669	1,611	53,285	54,896
Construction and development	83	70	153	3,980	4,133
Home equity	1,200	597	1,797	50,803	52,600
Other Consumer	114	223	337	2,246	2,583
Total	$3,671	$2,964	$6,635	$266,772	$273,407

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes the recorded investment, by class, of loans on nonaccrual status (excluding PCI loans).

	March 31, 2013	December 31, 2012
New Loans:
Commercial:
Commercial real estate	$536	$514
Commercial and industrial	38	44
Construction and development	66	74
Consumer:
Residential real estate	503	510
Home equity	115	115
Other consumer	31	—
Total	$1,289	$1,257

Legacy Loans:
Commercial:
Commercial real estate	$1,234	$1,249
Commercial and industrial	74	20
Construction and development	250	409
Consumer:
Residential real estate	1,017	1,332
Construction and development	36	70
Home equity	1,639	1,435
Other consumer	155	223
Total	$4,405	$4,738

There were no non-PCI loans 90 days or more past due and accruing as of March 31, 2013 and December 31, 2012.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table provides information on impaired loans, excluding PCI loans and loans evaluated collectively as a homogeneous group.

	Recorded investment with a recorded allowance	Recorded investment with no recorded allowance	Total	Related Allowance	Unpaid Principal Balance
March 31, 2013
New Loans
Commercial:
Commercial real estate	$—	$495	$495	$—	$519
Consumer:
Residential real estate	—	503	503	—	552
Home equity	115	—	115	14	115
Total	115	998	1,113	14	1,186
Legacy Loans
Commercial:
Commercial real estate	558	1,169	1,727	2	1,743
Construction and development	19	235	254	—	275
Consumer:
Residential real estate	219	289	508	5	539
Home equity	37	1,696	1,733	1	2,575
Other consumer	—	157	157	—	224
Total	833	3,546	4,379	8	5,356
Total impaired loans	$948	$4,544	$5,492	$22	$6,542

December 31, 2012
New Loans
Commercial:
Commercial real estate	$208	$306	$514	$14	$519
Construction and development	40	—	40	8	70
Consumer:
Residential real estate	406	—	406	6	449
Home equity	115	—	115	14	115
Total	769	306	1,075	42	1,153
Legacy Loans
Commercial:
Commercial real estate	—	1,183	1,183	—	1,183
Construction and development	—	375	375	—	558
Consumer:
Residential real estate	350	696	1,046	3	1,156
Home equity	38	1,189	1,227	—	2,057
Other consumer	224	—	224	1	224
Total	612	3,443	4,055	4	5,178
Total impaired loans	$1,381	$3,749	$5,130	$46	$6,331

No interest income was recorded on impaired loans during the period in which they were impaired for the three months ended March 31, 2013 or during the 2012 Successor and 2012 Predecessor Periods.

There were no new restructured loans during the three months ended March 31, 2013.

NOTE G – DERIVATIVE FINANCIAL INSTRUMENTS

The Company may use derivative financial instruments to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate, and market or liquidity risks. Derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value. Subsequent changes in the fair value of derivatives are recognized in other comprehensive income for effective hedges, and changes in fair value are recognized in earnings for all other derivatives.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Trust Preferred Securities

In August 2003, $8,000 in TRUPs were issued through the Trust. The Trust invested the total proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by Crescent Financial, which fully and unconditionally guarantees the TRUPs. The TRUPs were adjusted to fair value in connection with Piedmont's acquisition of Crescent Financial, and as of March 31, 2013 and December 31, 2012, their carrying value was $5,512, and $5,497, respectively.

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

In May 2012, Crescent Financial entered into an interest rate cap contract which began in July 2012. This derivative financial instrument caps the interest rate on the the full $8,000 notional amount of the TRUPs at 3.57 percent through July 2017. In the event that the variable rate on the TRUPs exceeds the cap rate, the counterparty would pay the Company the difference between the variable rate due to the holders of the debentures and the cap rate. This interest rate cap contract is classified as a cash flow hedge. Therefore, the change in fair value of the cap is recognized in other comprehensive income.

Subordinated Term Loan

In September 2008, the Bank entered into an unsecured subordinated term loan agreement in the amount of $7,500. The agreement requires the Bank to make quarterly payments of interest at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 4.00 percent. The subordinated term loan was adjusted to estimated fair value in with Piedmont's acquisition of Crescent Financial, and as of December 31, 2012 and 2011, the carrying value was $6,890 and $6,867, respectively.

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

In May 2012, the Company entered into an interest rate cap which began in July 2012. This derivative financial instrument caps the interest rate on the the full $7,500 notional amount of the subordinated term loan at 4.47 percent through July 2017. In the event that the variable rate on the subordinated term loan exceeds the cap rate, the counterparty would pay the Company the difference between the variable rate due on the subordinated term loan and the cap rate. This interest rate cap contract is classified as a cash flow hedge. Therefore, the change in fair value of the cap is recognized in other comprehensive income.

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

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes the location and fair value amounts of derivative instruments.

		March 31, 2013		December 31, 2012
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Trust preferred securities:
Interest rate swap	Other liabilities	$4,000	$(29)	$4,000	$(54)
Interest rate cap	Other assets	8,000	152	8,000	109

Subordinated term loan agreement:
Interest rate swap	Other liabilities	$3,750	$(25)	$3,750	$(49)
Interest rate cap	Other assets	7,500	$141	7,500	$101

Loan commitments:
Interest rate lock commitments	Other assets	$29,824	$496	$44,156	$795
			$735		$902

The following table summarizes activity in accumulated other comprehensive income (“OCI”) related to cash flow hedges for the periods presented.

	Successor Company		Predecessor Company
	Three Months Ended March 31, 2013	Period from February 1 to March 31, 2012	Period from January 1 to January 31, 2012

Accumulated OCI resulting from cash flow hedges at beginning of period, net of tax	$267	$—	$—
Other comprehensive income recognized, net of tax	(56)	—	—
Accumulated OCI resulting from cash flow hedges at end of period, net of tax	$211	$—	$—

The Company monitors the credit risk of the counterparties to the interest rate swaps and caps. The Company had pledged $780 in cash to the swap counterparties as of March 31, 2013.

NOTE H – FAIR VALUE MEASUREMENTS

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

Interest Rate Lock Commitments. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end. The Company classifies interest rate lock commitments as Level 3. There have been no changes in valuation techniques during the three months ended March 31, 2013.

The following table provides the components of the change in fair value of interest rate lock commitments for the periods presented. Interest rate lock commitments are measured at fair value on a recurring basis and classified as Level 3.

	Successor Company		Predecessor Company
Interest Rate Lock Commitments Level 3	Three Months Ended March 31, 2013	Period from February 1 to March 31, 2012	Period from January 1 to January 31, 2012

Balance at beginning of period	$795	$268	$212
Issuances	1,227	386	134
Settlements	(1,526)	(348)	(78)
Balance at end of period	$496	$306	$268

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

The following tables summarize information about assets and liabilities measured at fair value.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

		Fair Value Measurements at
		March 31, 2013
	Assets/(Liabilities) Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Residential MBS	$100,192	$—	$100,192	$—
Commercial MBS	19,784	—	19,784	—
Corporate bonds	32,857	—	32,857	—
Municipal – non-taxable	601	—	601	—
Municipal – taxable	—	—	—	—
Other debt securities	1,121	—	1,121	—
Marketable equity securities	79	79	—	—
Impaired loans	5,470	—	—	5,470
Foreclosed assets	4,752	—	—	4,752
Interest rate lock commitments	496	—	—	496
Derivative assets	293	—	293	—
Derivative liabilities	(54)	—	(54)	—

		Fair Value Measurements at December 31, 2012
	Assets/(Liabilities) Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Residential MBS	$76,777	$—	$76,777	$—
Commercial MBS	6,885	—	6,885	—
Corporate bonds	32,508	—	32,508	—
Municipal – non-taxable	16,201	—	16,201	—
Municipal – taxable	2,725	—	2,725	—
Other debt securities	1,157	—	1,157	—
Marketable equity securities	58	58	—	—
Impaired loans	5,084	—	—	5,084
Foreclosed assets	5,837	—	—	5,837
Interest rate lock commitments	795	—	—	795
Derivative assets	210	—	—	—
Derivative liabilities	(103)	—	(103)	—

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at March 31, 2013	Valuation Technique	Unobservable Input	Range
Recurring measurements:
Interest rate lock commitments	$496	Pricing model	Pull through rates	80-85%

Nonrecurring measurements:
Impaired loans	5,470	Discounted Appraisals	Collateral discounts	15-50%
Foreclosed assets	4,752	Discounted appraisals	Collateral discounts	15-50%

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

Investment Securities Available for Sale. See discussion related to fair value estimates for securities available for sale in the fair value hierarchy section above. There have been no changes in valuation techniques for the three months ended March 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

Investment Securities Held to Maturity. The fair value of the one corporate bond classified as held to maturity is estimated based on recent issuance prices on subordinated debt from companies with a similar credit and liquidity profile. Due to the non-marketable nature of this bond, it is classified as Level 3.

Loans Held For Sale. The fair value of mortgage loans held for sale is based on commitments on hand from investors within the secondary market for loans with similar characteristics. There have been no changes in valuation techniques for the three months ended March 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

Loans. Expected cash flows are forecasted over the remaining life of each loan and are discounted to present value at current market interest rates for similar loans considering loan collateral type and credit quality. There have been no changes in valuation techniques for the three months ended March 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

Federal Home Loan Bank Stock. Given the option to redeem this stock at par through the FHLB, the carrying value of FHLB stock approximates fair value. There have been no changes in valuation techniques for the three months ended March 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

Bank-Owned Life Insurance. Bank-owned life insurance investments are recorded at their cash surrender value, or the amount that can be realized upon surrender. Therefore, carrying value approximates fair value.

Deposits. The fair value of demand deposits, savings, money market and NOW accounts represents the amount payable on demand. The fair value of time deposits is estimated by calculating the present value of cash flows on the time deposit portfolio using interest rates currently offered for instruments of similar remaining maturities as the discount rate. There have been no changes in valuation techniques for the three months ended March 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

Short-term Borrowings and Long-term Debt. The fair value of short-term borrowings and long-term debt are based upon the discounted value when using current rates at which borrowings of similar maturity could be obtained. There have been no changes in valuation techniques for the three months ended March 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

Accrued Interest Receivable and Accrued Interest Payable. The carrying amounts of accrued interest receivable and payable approximate fair value due to the short maturities of these instruments. There have been no changes in valuation techniques for the three months ended March 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Derivative Instruments. See discussion related to fair value estimates for derivative instruments in the fair value hierarchy section above. There have been no changes in valuation techniques for the three months ended March 31, 2013. Valuation techniques are consistent with techniques used in prior periods.

The following tables summarize the carrying amounts and estimated fair values of the Company’s financial instruments.

	March 31, 2013
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$44,237	$44,237	$44,237	$—	$—
Investment securities available for sale	154,634	154,634	79	154,555	—
Investment securities held to maturity	194	408	—	—	408
Federal Home Loan Bank stock	2,382	2,382	—	2,382	—
Loans held for sale	8,671	8,671	—	8,671	—
Loans, net	789,096	794,105	—	—	794,105
Bank-owned life insurance	20,138	20,138	—	20,138	—
Interest rate caps	293	293	—	293	—
Accrued interest receivable	5,153	5,153	—	5,153	—

Financial liabilities:
Deposits	903,923	907,224	—	907,224	—
Short-term borrowings	6,000	5,987	—	—	5,987
Long-term debt	28,902	28,868	—	—	28,868
Interest rate swaps	54	54	—	54	—
Accrued interest payable	466	466	—	466	—

	December 31, 2012
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$50,463	$50,463	$50,463	$—	$—
Investment securities available for sale	136,311	136,311	58	136,253	—
Investment securities held to maturity	180	410	—	—	410
Federal Home Loan Bank stock	2,307	2,307	—	2,307	—
Loans held for sale	16,439	16,439	—	16,439	—
Loans, net	759,418	763,572	—	—	763,572
Bank-owned life insurance	19,976	19,976	—	19,976	—
Interest rate caps	210	210	—	210	—
Accrued interest receivable	5,154	5,154	—	5,154	—

Financial liabilities:
Deposits	873,222	876,674	—	876,674	—
Short-term borrowings	7,500	7,456	—	—	7,456
Long-term debt	19,864	19,821	—	—	19,821
Interest rate swaps	258	258	—	258	—
Accrued interest payable	476	476	—	476	—

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE I - CUMULATIVE PERPETUAL PREFERRED STOCK

Pursuant to the United States Treasury’s Troubled Asset Relief Program (“TARP”), the Company issued $24.9 million in Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“TARP Preferred Stock”), on January 9, 2009. In addition, the Company provided a warrant to the Treasury to purchase 833,705 shares of the Company’s common stock at an exercise price of $4.48 per share. These warrants were immediately exercisable and expire ten years from the date of issuance. The preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred shares are redeemable at the option of the Company subject to regulatory approval.

The Company assigned an estimated fair value to both the TARP Preferred Stock and common stock warrant in purchase accounting in connection with Piedmont's acquisition of Crescent Financial. These securities represent non-controlling interests that were recorded at estimated fair value. The TARP Preferred Stock was valued based on forecasting expected cash flows with an assumed repayment date and discounting these cash flows based on current market yields for similar preferred stock. For purposes of the discount rate, the Company used the market yield on an index of publicly traded preferred stocks adjusted for a liquidity factor. The TARP Preferred Stock was assigned a non-controlling interest fair value of $24,400 at the acquisition date, and the discount between this value and the $24,900 redemption value is being accreted as a reduction in net income (loss) available for common stockholders over a two-year period.

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

NOTE J - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the activity in accumulated other comprehensive income (loss), net of tax, for the period presented.

	Investment Securities Available For Sale	Cash Flow Hedges	Accumulated Other Comprehensive Income

Balance at January 1, 2013	$2,085	$(267)	$1,818
Other comprehensive income (loss) before reclassifications, net of tax	(40)	56	16
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(671)	—	(671)
Net other comprehensive income (loss) during period	(711)	56	(655)
Balance at March 31, 2013	$1,374	$(211)	$1,163

CRESCENT FINANCIAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Amounts reclassified from accumulated other comprehensive are included in the statement of operations as follows.

Accumulated Other Comprehensive Income Component	Amount Reclassified	Line Item Within Statement of Operations

Investment securities available for sale:
Gross reclassification	$(1,092)	Gain (loss) on sale of available for sale securities
Income tax expense	421	Income taxes
Reclassification, net of tax	$(671)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Crescent Financial Bancshares, Inc. (the “Company” or "Crescent Financial"), is a bank holding company incorporated under the laws of Delaware in 2011 and is a successor company to Crescent Financial Corporation, which was a bank holding company incorporated under the laws of North Carolina in 2001. The Company conducts its business operations primarily through its commercial bank subsidiary, VantageSouth Bank (formerly known as Crescent State Bank). The Company's headquarters are located in Raleigh, North Carolina. Crescent Financial is a subsidiary of Piedmont Community Bank Holdings, Inc. ("Piedmont"). VantageSouth Bank (or the "Bank") was incorporated in 1998 as a North Carolina-chartered commercial bank and, as of April 1, 2013, operates forty-five banking offices in central and eastern North Carolina.

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. This discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results for the successor three months ended March 31, 2013, the successor period from February 1 to March 31, 2012 ("2012 successor period") and the predecessor period from January 1 to January 31, 2012 ("2012 predecessor period") as well as the financial condition of the Company as of March 31, 2013 and December 31, 2012. Because of the separate reporting for predecessor and successor periods in 2012, the Company's results of operations between these periods and the three months ended March 31, 2013 are not comparable. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report.

ECB Bancorp, Inc. Merger

On April 1, 2013, the Company completed the merger of ECB Bancorp, Inc. ("ECB") with and into the Company (the "ECB merger"). The ECB merger was completed pursuant to an Agreement and Plan of Merger dated as of September 25, 2012 (the "Merger Agreement"). Immediately following the ECB merger, The East Carolina Bank, a wholly-owned subsidiary of ECB, was merged with and into VantageSouth Bank. Upon the closing of the ECB merger, each outstanding share of ECB common stock was converted into the right to receive 3.55 shares of common stock of the Company. The aggregate merger consideration consisted of approximately 10,312,186 shares of the Company’s common stock. Based upon the $3.94 per share closing price of the Company’s common stock on March 28, 2013, the transaction value was $40.6 million. Following the ECB merger, Piedmont owns approximately 70 percent of the Company's outstanding common stock.

Pursuant to the Merger Agreement, the Company agreed to exchange each share of ECB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, into one share of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B. At the closing of the ECB merger, the Company also issued a warrant to purchase 514,693.2 shares of the Company’s common stock to the U.S. Treasury Department (“Treasury”) in exchange for the warrant issued by ECB to Treasury on January 16, 2009 to purchase 144,984 shares of ECB’s common stock, which reflects the exchange ratio associated with the ECB merger.

As of March 31, 2013, ECB had total assets of $866.0 million, loans of $497.3 million, deposits of $732.0 million, and shareholders' equity of $80.9 million. The Company's first quarter 2013 financial results do not reflect ECB's financial condition or results of operations since the ECB merger was completed subsequent to quarter end. In connection with the ECB merger on April 1, 2013, the Company applied the acquisition method of accounting to ECB's balance sheet. Therefore, all acquired assets and liabilities will be adjusted to fair value, and the historical allowance for loan losses will be eliminated. Goodwill will be recorded to the extent that the combined purchase price and fair value of non-controlling interests exceeds the fair value of acquired net assets. A gain will be recorded in the Company's second quarter 2013 earnings to the extent that the fair value of acquired net assets exceeds the combined purchase price and fair value of non-controlling interests. The Company is currently in the process of finalizing its preliminary valuations of ECB's assets and liabilities.

Merger of Entities Under Common Control and Change in Reporting Entity

On November 30, 2012, the Company completed the merger of VantageSouth Bank ("Legacy VantageSouth") into Crescent State Bank in a share exchange. All outstanding Legacy VantageSouth shares of common stock were converted into Crescent Financial's shares at a 5.3278 exchange ratio for a total transaction value of approximately $35.0 million. At the time of merger, Piedmont Community Bank Holdings, Inc. ("Piedmont") owned all outstanding shares of Legacy VantageSouth except for directors' qualifying shares. Piedmont owned approximately 90 percent of the Company's outstanding common stock following the merger. The Company re-branded its wholly-owned banking subsidiary as VantageSouth Bank immediately following the merger.

The merger of Legacy VantageSouth into Crescent Financial was a merger of commonly-controlled companies and was accounted for in a manner similar to a pooling of interests transaction. Thus, the Company's financial statements were retrospectively adjusted to combine the financial condition and the results of operations of Crescent Financial and Legacy VantageSouth from the date the two companies became commonly controlled by Piedmont. Due to the application of push-down accounting to Legacy VantageSouth's books on February 1, 2012, which was the date that Piedmont purchased the bank's remaining non-controlling equity interests, periods prior to this date are denoted as "Predecessor Company" and periods after this date are denoted as "Successor Company."

Executive Summary

The following is a summary of the Company’s financial results and significant events in the first quarter of 2013:

•
Net loss was $806 thousand in the first quarter of 2013, which included significant merger and system conversion costs, while net income was $57 thousand in the 2012 successor period and $529 thousand in the 2012 predecessor period.

•
The merger with ECB was completed on April 1, 2013, which provides the Company with $2.0 billion in total assets and an expanded network of ATMs and forty-five branches in central and eastern North Carolina. ECB's data processing system conversion was also completed in April 2013, and the combined bank now operates on a single technology platform with common business processes and policies across the organization.

•
Merger and system conversion costs totaled $1.6 million in the first quarter of 2013 while such costs totaled $497 thousand in the 2012 Successor Period and $78 thousand in the 2012 Predecessor Period.

•	Annualized net loan growth in the first quarter of 2013 was 17 percent, which was driven by loan originations of $81.2 million. Net loan growth over the trailing four quarters was 13 percent.

•
Revenue mix improved as non-interest income increased to 26 percent of total revenues in the first quarter of 2013 from 18 percent in the 2012 Successor Period and 16 percent in the 2012 predecessor period.

•
Asset quality continued to improve as nonperforming assets decreased to 1.48 percent of total assets as of March 31, 2013 from 1.71 percent of total assets as of December 31, 2012 and 2.54 percent of total assets as of March 31, 2012.

Analysis of Results of Operations

Net loss was $806 thousand in the first quarter of 2013 while net income was $57 thousand in the 2012 successor period and $529 thousand in the 2012 predecessor period. After preferred stock dividends, net loss attributable to common stockholders was $0.03 per common share in the first quarter of 2013. Net loss attributable to common stockholders was $0.01 per common share in the 2012 successor period, and net income available to common stockholders was $0.01 per common share in the 2012 predecessor period.

Two commonly-used measures of bank profitability are return on average assets (net income as a percentage of average total assets)and return on average stockholders' equity (net income as a percentage of average stockholders' equity). Annualized return on average assets was (0.30) percent in the first quarter of 2013 compared to 0.03 percent for the 2012 successor period and 0.58 percent for the 2012 predecessor period. Annualized return on average stockholders' equity for the first quarter of 2013 was (1.88) percent compared to 0.20 percent for the 2012 successor period and 3.67 percent for the 2012 predecessor period.

Net Interest Income

Three Months Ended March 31, 2013

Net interest income in the first quarter of 2013 totaled $9.9 million. Taxable equivalent net interest margin ("NIM") declined from 4.42 percent in the 2012 successor period and 4.55 percent in the 2012 predecessor period to 4.24 percent in the first quarter of 2013. The decrease in NIM was primarily due to a decline in earning asset yields resulting from the origination of new loans at lower current market rates and the reinvestment of matured or sold securities at lower current market rates. Taxable equivalent yield on interest-earning assets declined from 5.18 percent in the 2012 successor period and 5.35 percent in the 2012 predecessor period to 4.91 percent in the first quarter of 2013. The cost of interest-bearing liabilities partially offset lower earning asset yields as it fell from 0.92 percent in the 2012 successor period and 0.95 percent in the 2012 predecessor period to 0.76 percent in the first quarter of 2013.

Income accretion on purchased loans totaled $3.6 million in the first quarter of 2013, which consisted of $3.4 million of accretion on purchased credit-impaired ("PCI") loans and $118 thousand of accretion income on purchased non-impaired loans. PCI loan accretion represents all interest income recorded for those loans in the period while accretion income on purchased non-impaired loans represents accretion of the fair value discount on the effective yield method, which increased interest income above contractual yields. The time deposit fair value premium amortization totaled $484 thousand, which reduced interest expense, while accretion of the fair value discount on long-term debt totaled $38 thousand, which increased interest expense. Time deposit amortization and long-term debt accretion reduced the Company's cost of interest-bearing liabilities by 0.22 percent in the first quarter of 2013.

Average earning assets totaled $956.1 million in the first quarter of 2013 and consisted of $783.0 million in average loans, $143.5 million in average investment securities, and $29.6 million in average federal funds sold and other interest-earning assets. Average loan balances in the period were positively impacted by strong loan growth in the current quarter. Annualized net loan growth in the first quarter of 2013 was 17 percent, which was driven by loan originations of $81.2 million.

Average interest-bearing liabilities totaled $842.2 million in the first quarter of 2013, which included $811.8 million in average interest-bearing deposits, $7.2 million in average short-term borrowings, and $23.2 million in average long-term debt.

2012 Successor Period

Net interest income totaled $6.9 million in the 2012 successor period. NIM was 4.42 percent in the 2012 successor period which was a decline from 4.55 percent in the 2012 predecessor period. The yield on earning assets was 5.18 percent in the 2012 successor period, which was down from 5.35 percent in the 2012 predecessor period. Funding costs declined to 0.92 percent in the 2012 successor period from 0.95 percent in the 2012 predecessor period.

Income accretion on purchased loans totaled $2.8 million in the 2012 Successor Period, which consisted of $2.5 million of accretion on PCI loans and $309 thousand of accretion income on purchased non-impaired loans. Net amortization of fair value premiums on interest-bearing liabilities in the 2012 Successor Period totaled $588 thousand which reduced the Company's cost of interest-bearing liabilities by 0.45 percent.

Average earning assets totaled $956.1 million in the 2012 Successor Period and consisted of $736.4 million in average loans, $178.0 million in average investment securities, and $41.6 million in average federal funds sold and other interest-earning assets. Average interest-bearing liabilities totaled $792.6 million in the 2012 Successor Period, which included $763.3 million in average interest-bearing deposits, $5.1 million in average short-term borrowings, and $24.2 million in average long-term debt.

2012 Predecessor Period

Net interest income totaled $3.6 million in the 2012 predecessor period. NIM was 4.55 percent, the yield on earning assets was 5.35 percent, and the cost of interest-bearing liabilities was 0.95 percent in the 2012 predecessor period.

Income accretion on purchased loans totaled $1.6 million in the 2012 predecessor period, which consisted of $1.4 million of accretion on PCI loans and $192 thousand of accretion income on purchased non-impaired loans. Net amortization of fair value premiums on interest-bearing liabilities in the 2012 predecessor period totaled $298 thousand which reduced the Company's cost of interest-bearing liabilities by 0.45 percent.

Average earning assets totaled $934.3 million in the 2012 predecessor period and consisted of $730.4 million in average loans, $180.2 million in average investment securities, and $23.7 million in average federal funds sold and other interest-earning assets. Average interest-bearing liabilities totaled $787.3 million in the 2012 predecessor period, which included $762.1 million in average interest-bearing deposits, $968 thousand in average short-term borrowings, and $24.2 million in average long-term debt.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	Successor Company						Predecessor Company
	Three Months Ended March 31, 2013			Period from February 1 to March 31, 2012			Period from January 1 to January 31, 2012
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans (1)	$783,023	$10,697	5.54%	$736,434	$7,302	6.05%	$730,387	$3,807	6.15%
Investment securities (2)	143,475	857	2.42	178,013	803	2.75	180,220	419	2.74
Federal funds and other	29,625	16	0.22	41,618	16	0.23	23,719	4	0.20
Total interest-earning assets	956,123	11,570	4.91%	956,065	8,121	5.18%	934,326	4,230	5.35%
Non interest-earning assets	134,333			111,784			134,240
Total assets	$1,090,456			$1,067,849			$1,068,566

Liabilities and Equity
Interest-bearing demand	$183,667	139	0.31%	$162,954	$156	0.58%	$172,363	$108	0.74%
Money market and savings	264,917	343	0.53	207,934	239	0.70	184,716	96	0.61
Time	363,248	820	0.92	392,458	600	0.93	404,999	326	0.95
Total interest-bearing deposits	811,832	1,302	0.65	763,346	995	0.80	762,078	530	0.82
Short-term borrowings	7,200	12	0.68	5,083	2	0.24	968	—	—
Long-term debt	23,211	270	4.72	24,186	201	5.07	24,217	103	5.02
Total interest-bearing liabilities	842,243	1,584	0.76%	792,615	1,198	0.92%	787,263	633	0.95%
Non interest-bearing deposits	67,970			99,925			107,156
Other liabilities	6,427			5,089			4,184
Total liabilities	916,640			897,629			898,603
Stockholders’ equity	173,816			170,220			169,963
Total liabilities and stockholders’ equity	$1,090,456			$1,067,849			$1,068,566

Net interest income, taxable equivalent		$9,986			$6,923			$3,597
Interest rate spread (3)			4.15%			4.26%			4.40%
Tax equivalent net interest margin (4)			4.24%			4.42%			4.55%

Percentage of average interest-earning assets to average interest-bearing liabilities			113.52%			120.62%			118.68%
* Taxable equivalent basis

(1)	Loans include loans held for sale in addition to nonaccrual loans.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rates of 34.0 percent. The taxable-equivalent adjustment was $42 thousand, $47 thousand, and $24 thousand for 2013 and the 2012 Successor and Predecessor Periods, respectively.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

The Company has not included a standard table presenting the variances between the periods caused by changes in interest rates versus changes in volumes because of the incomparability of the periods, which is due to the difference in the number of days in each period and the difference in the basis of accounting between the periods.

Provision for Loan Losses

Three Months Ended March 31, 2013

Provision for loan losses totaled $1.9 million in the first quarter of 2013. Annualized net charge-offs in this period were 0.21 percent of average loans. The allowance for loan losses ("ALL") and related provision were calculated in separate models for the Company's following three portfolio categories: new loans, purchased non-impaired loans, and PCI loans. The following table summarizes the change in ALL for each loan category in the quarter ended March 31, 2013.

(Dollars in thousands)	New Loans	Purchased Non-Impaired	PCI	Total

Balance at January 1, 2013	$2,665	$55	$1,278	$3,998
Net charge-offs	(56)	(355)	—	(411)
Provision for loan losses	225	510	1,205	1,940
Balance at March 31, 2013	$2,834	$210	$2,483	$5,527

The ALL of $2.8 million on new loans as of March 31, 2013 was 0.87 percent of related outstanding balances, excluding the guaranteed portion of loans originated through the U.S. Small Business Administration's ("SBA") lending program. For new loans, the evaluation of the adequacy of the ALL includes both loans evaluated collectively for impairment and loans evaluated individually for impairment. The determination of loss rates on loans collectively evaluated for impairment involves consideration of peer loan loss experience as well as certain qualitative factors such as current delinquency levels and trends, loan growth, loan portfolio composition, prevailing economic conditions, the loan review function, and other relevant factors. Because the Company has not yet experienced material charge-offs on the new loan portfolio, trailing two-year peer loss rates are used as a proxy for charge-off rates on the Company's new loan portfolio.

Purchased non-impaired loans were adjusted to fair value at acquisition. Following acquisition, the Company records charge-offs for losses in excess of the fair value discount and provides reserves for deterioration in credit quality on these loans. For purchased non-impaired loans, the evaluation of the adequacy of the ALL also includes both loans evaluated collectively for impairment and loans evaluated individually for impairment and involves considerations of historical loan loss experience as well as certain qualitative factors such as current delinquency levels and trends, loan growth, loan portfolio composition, prevailing economic conditions, the loan review function, and other relevant factors. The Company uses trailing two-year historical loss rates on the legacy portfolio plus qualitative factors to determine appropriate loss rates for loans evaluated collectively.

Loans acquired with evidence of credit deterioration since origination are accounted for as PCI loans. Subsequent to acquisition of these loans, estimates of cash flows expected to be collected are updated each reporting period based on assumptions regarding default rates, loss severities, and other factors that reflect current market conditions. If the Company has probable decreases in cash flows expected to be collected (other than due to decreases in interest rates), the provision for loan losses is charged, resulting in an increase to the allowance for loan losses. If there are probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the loans.

Results of the Company’s first quarter cash flow re-estimation for PCI loans are summarized as follows.

(Dollars in thousands)	Impairment	Cash Flow Improvement	New Yield	Previous Yield

Loan pools with cash flow improvement	$(181)	$688	8.39%	7.53%
Loan pools with impairment	1,386	—	6.52%	6.52%
Total	$1,205	$688	7.07%	6.82%

The first quarter of 2013 cash flow re-estimation indicated net reduction in estimated cash flows on purchased credit-impaired loan pools of $517 thousand. The $688 thousand of estimated cash flow improvement on related loan pools will be recorded as additional interest income as a prospective yield adjustment over the remaining life of the loans. The $1.2 million impairment was recorded to provision for loan losses in the first quarter of 2013. This impairment was primarily related to the default of one legacy commercial real estate loan in the quarter, which reduced expected cash flows on that commercial real estate pool. The pool-level impairment and cash flow improvement were calculated as the difference between the pool-level recorded investment and the net present value of estimated cash flows at the time of the cash flow re-estimation.

2012 Successor Period

Provision for loan losses totaled $869 thousand in the 2012 successor period. Net charge-offs in this period totaled $538 thousand, and annualized net charge-offs were 0.45 percent of average loans.

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

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended March 31, 2013	Period from February 1 to March 31, 2012	Period from January 1 to January 31, 2012

Mortgage banking income	$391	$496	$225
Government-guaranteed lending	1,119	(6)	98
Service charges and fees on deposit accounts	515	349	194
Earnings on bank-owned life insurance	195	134	70
Gain on sale of available for sale securities	1,092	192	—
Other	150	307	70
Total non-interest income	$3,462	$1,472	$657

Three Months Ended March 31, 2013

Non-interest income in the first quarter of 2013 totaled $3.5 million. Government-guaranteed lending income totaled $1.1 million in the first quarter of 2013, which included gains on sales of the guaranteed portion of certain SBA loans originated by the Company as well as servicing fees on previously sold SBA loans. The Company sells the guaranteed portion of certain SBA loans in the secondary market without recourse and recognizes gains as those loans are sold at a premium. SBA lending and sales volumes have increased significantly over the past year while secondary market premiums have also risen.

Securities gains totaled $1.1 million in the first quarter of 2013 as the Company sold the majority of its municipal bonds for balance sheet management and tax purposes. Additionally, mortgage banking income, service charges and fees on deposit accounts, and bank-owned life insurance income totaled $391 thousand, $515 thousand and $195 thousand, respectively, in the first quarter of 2013.

2012 Successor Period

Non-interest income totaled $1.5 million in the 2012 successor period. Mortgage banking income was the largest component of non-interest income followed by service charges and fees on deposit accounts, other non-interest income, securities gains, and bank-owned life insurance income.

2012 Predecessor Period

Non-interest income totaled $657 thousand in the 2012 predecessor period. Mortgage banking income was the largest component of non-interest income followed by service charges and fees on deposit accounts, government-guaranteed lending, bank-owned life insurance, and other.

Non-Interest Expense

The following table provides a summary of non-interest expense for the periods presented.

	Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended March 31, 2013	Period from February 1 to March 31, 2012	Period from January 1 to January 31, 2012

Salaries and employee benefits	$5,991	$3,500	$1,737
Occupancy and equipment	1,547	809	396
Data processing	644	445	212
FDIC deposit insurance premium	227	277	141
Professional services	497	541	144
Foreclosed asset expenses	183	95	11
Other loan related expense	461	417	162
Merger and conversion costs	1,601	497	78
Other	1,516	837	355
Total non-interest expense	$12,667	$7,418	$3,236

Three Months Ended March 31, 2013

Non-interest expense in the first quarter of 2013 totaled $12.7 million. Expenses in the quarter were significantly impacted by merger and system conversion costs, which totaled $1.6 million. Such costs included professional fees and other expenses required to close the ECB merger as well as costs to convert ECB's data processing and other related activities to the Company's integrated platform. The Company expects to again incur significant merger and system conversion costs in the second quarter of 2013 as ECB's data processing conversion and re-branding was completed in April 2013.

Additionally, salaries and employee benefits expense totaled $6.0 million, and occupancy and equipment expense totaled $1.5 million in the quarter. The Company operated twenty full-service branch offices and employed 267 full-time equivalent employees as of March 31, 2013. Occupancy and equipment expenses include the cost of leasing branch and administrative facilities, depreciation on fixed assets, repairs and maintenance on facilities and assets as well as other technology equipment costs.

Net losses on the sale and write-down of foreclosed assets totaled $183 thousand as the Company continued to dispose of legacy foreclosed assets. Foreclosed assets declined by $1.1 million, or 19 percent, in the first quarter of 2013, which reflects the Company's efforts to liquidate bank-owned properties and limit inflows. Other loan-related expenses totaled $461 thousand in the quarter, which was primarily related to loan collection, foreclosure, appraisal and other carrying costs on problem loans managed by the special assets function. The Company seeks to manage these costs by resolving problem loans in a cost-effective manner.

2012 Successor Period

Non-interest expense totaled $7.4 million in the 2012 successor period. Expenses in the period included $497 thousand in merger and system conversion costs related to the Rowan/Legacy VantageSouth merger and data processing conversion in February 2012. Salaries and benefits totaled $3.5 million and occupancy, and equipments expense totaled $809 thousand in the period.

2012 Predecessor Period

Non-interest expense totaled $3.2 million in the 2012 predecessor period, which reflected operating costs for the Company in January 2012. Expenses in the period included $78 thousand in costs to prepare for the Rowan/Legacy VantageSouth merger and data processing conversion in February 2012.

Income Taxes

The Company’s income tax benefit in the first quarter of 2013 totaled $395 thousand, which represented a 32.9 percent effective tax rate on pre-tax losses. The effective tax rate was determined by the Company’s blended federal and state statutory income tax rate adjusted primarily for non-taxable municipal investment income, earnings on bank-owned life insurance, and non-deductible merger costs. The Company recorded income tax expense in the 2012 Successor Period of $4 thousand and income tax expense of $270 thousand in the 2012 Predecessor Period associated with the pre-tax income in those periods.

Based on the Company's analysis of positive and negative evidence regarding future realization of its deferred tax assets, which included an evaluation of historical and forecasted pre-tax earnings, net operating loss carryforward periods, merger costs and savings, asset quality trends, capital levels, and potential tax planning strategies, the Company determined that there was sufficient positive evidence to indicate that it would likely realize the full value of its deferred tax assets over time and therefore it was determined that no valuation allowance on its deferred tax assets was needed as of March 31, 2013.

Analysis of Financial Condition

Total assets were $1.12 billion as of March 31, 2013, an increase of $30.8 million, or 3 percent, from total assets of $1.09 billion as of December 31, 2012. Earning assets totaled $993.5 million, or 89 percent of total assets, as of March 31, 2013 compared to $953.2 million, or 88 percent of total assets, as of December 31, 2012. Earning assets as of March 31, 2013 consisted of $794.6 million in gross loans, $8.7 million in loans held for sale, $157.2 million in investment securities, including Federal Home Loan Bank (“FHLB”) stock, and $33.2 million in federal funds sold and interest-earning deposits with correspondent banks.

Investment Securities

The amortized cost and fair value of the available-for-sale securities portfolio was $152.4 million and $154.6 million, respectively, as of March 31, 2013 compared to $132.9 million and $136.3 million, respectively, as of December 31, 2012. Marketable investment securities are accounted for as available for sale and are recorded at fair value with unrealized gains and losses charged to accumulated other comprehensive income. The investment securities portfolio as of March 31, 2013 consisted of residential mortgage-backed securities (“MBS”), which were all issued by government-sponsored enterprises ("GSEs"), investment grade commercial MBS issued by financial institutions, investment grade corporate bonds, investment grade non-taxable municipal bonds, and the common stock of a community bank. As of March 31, 2013 and December 31, 2012, the securities portfolio had $2.6 million and $3.5 million, respectively, of unrealized gains and $374 thousand and $96 thousand, respectively, of unrealized losses. None of these securities had been in an unrealized loss position for more than twelve months at either date.

The increase in the investment portfolio in the first quarter of 2013 came as the Company increased its on-balance sheet liquidity and leveraged its strong capital base by growing deposits and increasing long-term debt to fund securities purchases and loan originations.

The following table summarizes the amortized cost and fair value of the securities portfolio.

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Residential MBS	$100,091	$100,192	$76,249	$76,777
Commercial MBS	19,632	19,784	6,612	6,885
Corporate bonds	31,003	32,857	30,861	32,508
Municipal – non-taxable	—	—	15,492	16,201
Municipal – taxable	600	601	2,583	2,725
Other debt securities	1,037	1,121	1,083	1,157
Marketable equity securities	37	79	37	58
Total securities available for sale	$152,400	$154,634	$132,917	$136,311

The Company also owned $2.4 million and $2.3 million of FHLB stock as of March 31, 2013 and December 31, 2012, respectively. This stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

Loans

The primary goal of the Company's lending function is to help clients achieve their financial goals by providing quality loan products that are fair to the client and profitable to the Company. In addition to the importance placed on client knowledge and continuous involvement with clients, the Company's lending process incorporates the standards of a consistent company-wide credit culture and an in-depth knowledge of our local markets. Furthermore, the Company employs strict underwriting criteria governing the degree of assumed risk and the diversity of the loan portfolio. In this context, the Company strives to meet the credit needs of businesses and consumers in its markets while pursuing a balanced strategy of loan profitability, loan growth, and loan quality.

Loans, net of deferred loan fees, totaled $794.6 million as of March 31, 2013, which was an increase of $31.2 million, or 4 percent, from December 31, 2012. The Company generated robust annualized net loan growth of 17 percent in the first quarter of 2013, which was driven by loan originations of $81.2 million. Most of the loan portfolio categories experienced a balance increase in the first quarter of 2013, except for consumer construction loans and, to a lesser extent, home equity and other consumer loans. The changes in the portfolio, by category, were as follows: commercial real estate loans, $15.5 million increase, or 3.9 percent; commercial and industrial loans, $10.1 million increase, or 10.2 percent; commercial construction and land development loans, $6.5 million increase, or 8.9 percent; residential real estate loans, $2.7 million increase, or 2.1 percent; consumer construction and land development loans, 2.0 million decline, or 31.6 percent; home equity loans, $1.1 million decline, or 1.7 percent; and consumer loans, $290 thousand decline, or 6.7 percent.

The composition of the Company’s loan portfolio as of March 31, 2013 was as follows: 51.4 percent commercial real estate mortgage loans, 9.9 percent commercial construction and land development loans, 16.1 percent residential real estate loans, 0.5 percent consumer construction and land development loans, 7.8 percent home equity loans, 13.7 percent commercial and industrial loans and consumer loans at 0.5 percent. The composition of the loan portfolio as of December 31, 2012 was as follows: 51.5 percent commercial real estate loans, 9.5 percent commercial construction and land development loans, 16.4 percent residential real estate loans, 0.8 percent consumer construction and land development loans, 8.3 percent home equity loans and lines of credit, 12.9 percent commercial and industrial loans, and consumer loans at 0.6 percent.

In each of Piedmont's three bank acquisitions since 2010, the Company made fair value adjustments to each purchased loan portfolio ("legacy loans") by projecting expected future principal and interest cash flows over the remaining life of each loan and then discounting those cash flows based on then-current market rates for similar loans. Because legacy loans are marked to fair value and the legacy allowance for loan losses is eliminated at acquisition, the Company believes an analysis of the loan portfolio carrying value and gross unpaid principal balances ("UPB") is important in evaluating the portfolio.

The following table summarizes the UPB and carrying amounts of the loan portfolio by type.

	March 31, 2013			December 31, 2012
(Dollars in thousands)	UPB	Carrying Amount	% of UPB	UPB	Carrying Amount	% of UPB

Commercial:
Commercial real estate	$415,135	$408,474	98.4%	$402,031	$392,955	97.7%
Commercial and industrial	110,729	108,796	98.3%	100,893	98,701	97.8%
Construction and development	83,984	79,018	94.1%	79,081	72,566	91.8%
Consumer:
Residential real estate	131,140	127,930	97.6%	128,980	125,277	97.1%
Construction and development	4,464	4,242	95.0%	6,457	6,203	96.1%
Home equity	65,574	62,386	95.1%	66,634	63,486	95.3%
Consumer	4,141	4,035	97.4%	4,382	4,325	98.7%
Total	$815,167	$794,881	97.5%	$788,458	$763,513	96.8%

Legacy loans decreased from $476.5 million as of December 31, 2012 to $438.1 million as of March 31, 2013 while loans originated subsequent to Piedmont's respective bank acquisitions ("new loans") increased from $287.0 million as of December 31, 2012 to $356.8 million as of March 31, 2013. As the portfolio mix becomes more heavily weighted toward new loans, the portfolio more closely reflects the Company's current underwriting standards and its portfolio allocation strategy.

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

Nonperforming loans as a percentage of total loans was 1.48 percent as of March 31, 2013, which was a decline from 1.67 percent as of December 31, 2012 and 2.71 percent as of March 31, 2012. Total nonperforming assets as a percentage of total assets as of March 31, 2013 totaled 1.48 percent, which was a decline from 1.71 percent as of December 31, 2012 and 2.54 percent as of March 31, 2012. The decline in nonperforming assets was due primarily to the Company's continuing efforts to resolve legacy problem assets while maximizing the value of those assets. These resolution efforts have included a combination of asset sales through various channels and successful loan workout plans.

The following table summarizes the Company's nonperforming assets.

(Dollars in thousands)	March 31, 2013	December 31, 2012

Nonaccrual loans	$5,694	$5,995
Accruing loans past due 90 days or more (1)	6,098	6,775
Foreclosed assets	4,752	5,837
Total nonperforming assets	$16,544	$18,607

Restructured loans not included above	$558	$104
(1)    Balances are comprised of PCI loans past due 90 days or more that are grouped in pools which accrete interest based on pool yields.

The following table summarizes the Company’s nonperforming loans by type.

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Carrying Value	% of Loans in Category	Carrying Value	% of Loans in Category

Commercial:
Commercial real estate	$4,277	1.05%	$5,162	1.31%
Commercial and industrial	303	0.28%	366	0.37%
Construction and development	3,241	4.10%	2,863	3.95%
Consumer:
Residential real estate	1,899	1.48%	2,382	1.90%
Construction and development	132	3.11%	224	3.61%
Home equity	1,754	2.81%	1,550	2.44%
Consumer	186	4.61%	223	5.16%
Total nonperforming loans	$11,792	1.48%	$12,770	1.67%

Allowance for Loan Losses

The ALL and related provision are calculated for the Company's following three portfolio categories: new loans, purchased non-impaired loans, and PCI loans. The following description of the Company's ALL methodology primarily relates to new and purchased non-impaired loans.

The ALL is established through periodic charges to earnings in the form of a provision for loan losses. Increases to the ALL occur as a result of provisions charged to operations and recoveries of amounts previously charged off, and decreases to the ALL occur when loans are charged off. Management evaluates the adequacy of the ALL on at least a quarterly basis. For new loans, the evaluation of the adequacy of the ALL includes both loans evaluated collectively for impairment and loans evaluated individually for impairment. The determination of loss rates on loans collectively evaluated for impairment involves considerations of peer loan loss experience as well as certain qualitative factors such as current delinquency levels and trends, loan growth, loan portfolio composition, prevailing economic conditions, the loan review function, and other relevant factors. Because the Company has not yet experienced significant charge-offs on the new loan portfolio, trailing two-year peer loss rates are used as a proxy for charge-off rates on the Company's new loan portfolio. For purchased non-impaired loans, the evaluation of the adequacy of the ALL also includes both loans evaluated collectively for impairment and loans evaluated individually for impairment and involves considerations of historical loan loss experience as well as certain qualitative factors such as current delinquency levels and trends, loan growth, loan portfolio composition, prevailing economic conditions, the loan review function, and other relevant factors. The Company uses trailing two-year historical loss rates on the legacy portfolio plus qualitative factors to determine appropriate loss rates for loans evaluated collectively.

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

The following table presents the allocation of the ALL for the periods presented.

	March 31, 2013		December 31, 2012
	Amount	% of Total Allowance	Amount	% of Total Allowance

Commercial:
Commercial real estate	$2,584	46.75%	$1,524	38.12%
Commercial and industrial	831	15.04	798	19.96
Construction and development	1,005	18.18	597	14.93
Consumer:
Residential real estate	959	17.35	940	23.51
Construction and development	17	0.31	18	0.45
Home equity	114	2.06	85	2.13
Consumer	17	0.31	36	0.90
Total allowance for loan losses	$5,527	100.00%	$3,998	100.00%

The following table summarizes changes in the ALL for the periods presented.

	Successor Company
(Dollars in thousands)	Three Months Ended March 31, 2013	Period from February 1 to March 31, 2012

Allowance for loan losses, beginning of period	$3,998	$1,276
Charge-offs:
Commercial:
Commercial real estate	13	—
Commercial and industrial	58	15
Construction and development	61	259
Consumer:
Residential real estate	193	11
Home equity	92	260
Consumer	84	8
Total charge-offs	501	553
Recoveries:
Commercial:
Commercial real estate	14	—
Commercial and industrial	8	—
Construction and development	10	15
Consumer:
Residential real estate	53	—
Home equity	2	—
Consumer	3	—
Total recoveries	90	15
Net charge-offs	411	538
Provision for loan losses	1,940	869
Allowance for loan losses, end of period	$5,527	$1,607

Net charge-offs to average loans (annualized)	0.21%	0.45%

Deposits

Total deposits as of March 31, 2013 were $903.9 million, an increase of $30.7 million, or 4 percent, from December 31, 2012. The increase in deposits in the quarter was primarily related to time deposits, which increased by $18.9 million, or 5 percent, and money market deposits which increased by $10.0 million, or 4 percent. Interest-bearing demand deposits declined by $380 thousand, and non-interest demand deposits increased by $2.1 million in the quarter. Brokered deposits, which include both money market deposits and time deposits, declined by $208 thousand in the first quarter of 2013. As of March 31, 2013 and December 31, 2012, the Company had outstanding time deposits under $100 thousand of $175.7 million and $198.1 million, respectively, and time deposits over $100 thousand of $195.0 million and $153.7 million, respectively.

The composition of the deposit portfolio, by category, as of March 31, 2013 was as follows: 41.0 percent in time deposits, 30.0 percent in money market and savings, 20.8 percent in interest-bearing demand deposits, and 8.2 percent in non-interest bearing demand deposit. The composition of the deposit portfolio, by category, as of December 31, 2012 was as follows: 40.3 percent in time deposits, 29.9 percent in money market and savings, 21.6 percent in interest-bearing demand deposits, and 8.2 percent in non-interest bearing demand deposits.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for the periods presented.

	Successor Company						Predecessor Company
	Three Months Ended March 31, 2013			Period from February 1 to March 31, 2012			Period from January 1 to January 31, 2012
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$67,970	7.73%	—%	$99,925	11.58%	—%	$107,156	12.33%	—%
Interest-bearing demand	183,667	20.88	0.31	162,954	18.88	0.58	172,363	19.83	0.74
Money market and savings	264,917	30.11	0.53	207,934	24.09	0.70	184,716	21.25	0.61
Time deposits	363,248	41.28	0.92	392,458	45.45	0.93	404,999	46.59	0.95
Total average deposits	$879,802	100.00	0.60	$863,271	100.00	0.70	$869,234	100.00	0.72

The overall mix of average deposits shifted somewhat in the periods presented above as average time deposits declined while money market and savings increased. In addition, average non-interest demand deposits declined as certain business deposit accounts were transferred from non-interest bearing to interest-bearing in the fourth quarter of 2012 as the Company enhanced and realigned its deposit product offerings. The Company believes its deposit product offerings are now properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits decreased to 0.60 percent in the first quarter of 2013 from 0.70 percent in the 2012 successor period and 0.72 percent in the 2012 predecessor period. Management expects that deposit costs will continue to trend downward throughout 2013.

Borrowings and Long-Term Debt

The Company uses borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital. Short-term borrowings totaled $6.0 million and $7.5 million as of March 31, 2013 and December 31, 2012, respectively, and consisted of FHLB advances maturing within twelve months. Long-term debt as of both March 31, 2013 and December 31, 2012 consisted of $6.9 million in subordinated term loans issued to a non-affiliated financial institution as well as $5.5 million in junior subordinated debt issued in the form of trust preferred securities. In addition, the Company had outstanding long-term FHLB advances of $16.5 million and $7.5 million as of March 31, 2013 and December 31, 2012, respectively.

Stockholders’ Equity

Total stockholders’ equity was $172.4 million as of March 31, 2013, which was a decrease from $173.9 million as of December 31, 2012. This decrease was due to a first quarter 2013 net loss of $806 thousand, dividends and accretion on preferred stock of $369 thousand, and a $655 thousand decrease in accumulated comprehensive income from lower net unrealized gains on the available-for-sale securities portfolio. The decrease in stockholders' equity was partially offset by stock-based compensation of $129 thousand and stock options exercised in the quarter.

Liquidity

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

As of March 31, 2013, liquid assets (which include cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) totaled $198.9 million, which represented 18 percent of total assets and 22 percent of total deposits. Supplementing this on-balance sheet liquidity, the Company has available off-balance sheet liquidity in the form of lines of credit from various correspondent banks which totaled $399.8 million as of March 31, 2013. As of March 31, 2013, outstanding commitments for undisbursed lines of credit and letters of credit totaled $189.1 million and outstanding capital commitments to a private investment fund were $2.0 million. Management believes that the aggregate liquidity position of the Company is sufficient to meet deposit maturities and withdrawals, borrowing commitments, loan funding requirements, and operating expenses. Core deposits (total deposits less brokered deposits), one of the Company's most stable sources of liquidity, together with common equity capital funded $969.1 million, or 87 percent, of total assets as of March 31, 2013 compared with $939.8 million, or 87 percent, of total assets as of December 31, 2012.

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

The following table summarizes the Bank's regulatory capital ratios.

(Dollars in thousands)	March 31, 2013	Regulatory Minimum	Well Capitalized Requirement

Tier 1 capital	$113,959
Tier 2 capital	12,544
Total capital	$126,503
Risk-adjusted assets	$867,754

Risk-based capital ratios
Tier 1 capital	13.13%	4.00%	6.00%
Total capital	14.58%	8.00%	10.00%
Tier 1 leverage	11.08%	3.00%	5.00%

The Company is not required to report regulatory capital ratios since Piedmont is the top-tier holding company in the organization. If the Company were to report consolidated regulatory capital ratios calculated consistently with federal regulations for bank holding companies, its total risk-based capital, tier 1 risk-based capital, and tier 1 leverage capital ratios would have been 14.58 percent, 13.13 percent and 11.08 percent, respectively, as of March 31, 2013.

The Company's tangible book value per common share was $3.33 as of March 31, 2013 compared to $3.37 as of December 31, 2012. Tangible common equity to tangible assets was 10.96 percent as of March 31, 2013 compared to 11.42 percent as of December 31, 2012. The following table presents the calculation of tangible book value per common share and tangible common equity to tangible assets.

(Dollars in thousands)	March 31, 2013	December 31, 2012

Total stockholders' equity	$172,399	$173,941
Less: preferred stock	24,715	24,657
Less: goodwill and other intangible assets	28,520	28,630
Tangible common equity	$119,164	$120,654
Common shares outstanding	35,779,127	35,754,247
Tangible book value per common share	$3.33	$3.37

Tangible common equity	$119,164	$120,654

Total assets	1,116,042	1,085,225
Less: goodwill and other intangible assets	28,520	28,630
Tangible assets	$1,087,522	$1,056,595
Tangible common equity to tangible assets	10.96%	11.42%

Forward-Looking Information

This quarterly report on Form 10-Q contains certain “forward-looking statements” that represent management’s judgments concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially from those projected in the forward-looking statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipate,” “should,” “would,” “project,” “future,” “strategy,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “intend,” “seeks,” or other similar words and expressions of the future. Risks and other factors that could influence the estimates include risks associated with the ownership by Piedmont of a majority of the Company’s voting power, including interests of Piedmont differing from other stockholders or any change in management, strategic direction, business plan, or operations, our management’s ability to successfully integrate the Company’s business and execute its business plan across new and diverse markets in eastern North Carolina and elsewhere, local economic conditions affecting retail and commercial real estate, disruptions in the credit markets, particularly in light of continued economic uncertainty in the European Union, continued political unrest and instability in the Middle East; changes in interest rates, adverse developments in the real estate market affecting the value and marketability of collateral securing loans made by the Bank, the failure of assumptions underlying loan loss and other reserves, competition and the risk of new and changing regulation, including, but not limited to recent proposals that would change capital standards and asset risk-weighting for financial institutions. Additional factors that could cause actual results to differ materially are discussed in the Company’s filings with the Securities and Exchange Commission, including without limitation its Annual Report on Form 10-K. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and the Company does not assume any obligation to update such forward-looking statements, except as may otherwise be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differences in the maturity or timing of coupon adjustments of bank assets, liabilities and off-balance sheet instruments (re-pricing or maturity mismatch risk), the risk of changes in the slope of the yield curve (yield curve risk), and the risk from imperfect correlations in the adjustment of rates earned and paid on different instruments with otherwise similar re-pricing characteristics (basis risk). These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for measuring, monitoring and mitigating the risk characteristics of the Company’s interest earning assets and liabilities. The Company’s market risk profile has not changed significantly since December 31, 2012.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1a. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Crescent Financial Bancshares, Inc. (1)

3.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, as amended. (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

_____________________________________________________________
(1) Incorporated by reference from Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 16, 2011
(2) Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2013
* XBRL information is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT FINANCIAL BANCSHARES, INC.

Date:	May 14, 2013	By:	/s/ Scott M. Custer
Scott M. Custer
Chief Executive Officer

Date:	May 14, 2013	By:	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer