Form 10-Q
period 2013-06-30
VANTAGESOUTH BANCSHARES, INC.
filed 2013-08-06
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarterly Period Ended June 30, 2013

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number 000-32951

 VANTAGESOUTH BANCSHARES, INC.
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
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $0.001 par value, 46,038,808 shares outstanding as of August 5, 2013

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	3

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 (Successor), the Three Months Ended June 30, 2012 (Successor), the Period from February 1 to June 30, 2012 (Successor), and the Period from January 1 to January 31, 2012 (Predecessor)	4

	Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2013 (Successor), the Three Months Ended June 30, 2012 (Successor), the Period from February 1 to June 30, 2012 (Successor), and the Period from January 1 to January 31, 2012 (Predecessor)	5

	Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2013 (Successor)	6

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 (Successor), the Period from February 1 to June 30, 2012 (Successor), and the Period from January 1 to January 31, 2012 (Predecessor)	7

	Condensed Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53

Item 4.	Controls and Procedures	54

Part II.	OTHER INFORMATION	55

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3.	Defaults Upon Senior Securities	55

Item 4.	Mine Safety Disclosures	55

Item 5.	Other Information	55

Item 6.	Exhibits	56

Part I. Financial Information

Item 1. Financial Statements

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except share data)	June 30, 2013	December 31, 2012*

Assets
Cash and due from banks	$29,264	$15,735
Interest-earning deposits with banks	57,689	7,978
Federal funds sold	855	26,750
Investment securities available for sale, at fair value	376,536	136,311
Investment securities held to maturity	200	180
Loans held for sale	21,390	16,439
Loans	1,323,981	763,416
Allowance for loan losses	(6,425)	(3,998)
Net loans	1,317,556	759,418
Federal Home Loan Bank stock, at cost	6,904	2,307
Premises and equipment, net	42,917	17,351
Bank-owned life insurance	32,642	19,976
Foreclosed assets	11,632	5,837
Deferred tax asset, net	58,560	36,659
Goodwill	26,254	26,254
Other intangible assets, net	6,343	2,376
Accrued interest receivable and other assets	20,678	11,654
Total assets	$2,009,420	$1,085,225

Liabilities
Deposits:
Non-interest demand	$197,229	$71,613
Interest-bearing demand	344,515	188,843
Money market and savings	482,672	260,966
Time	630,283	351,800
Total deposits	1,654,699	873,222
Short-term borrowings	68,002	7,500
Long-term debt	45,341	19,864
Accrued interest payable and other liabilities	11,505	10,698
Total liabilities	1,779,547	911,284

Stockholders’ Equity
Preferred stock - series A, no par value, 5,000,000 shares authorized, 24,900 shares issued and outstanding at June 30, 2013 and December 31, 2012	24,774	24,657
Preferred stock - series B, no par value, 2,000,000 shares authorized, 17,949 issued and outstanding at June 30, 2013	17,663	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 46,038,808 and 35,754,247 shares issued and outstanding at June 30, 2013 and December 31, 2012	46	36
Common stock warrants	1,457	1,325
Additional paid-in capital	188,408	147,510
Retained earnings (accumulated deficit)	416	(1,405)
Accumulated other comprehensive income (loss)	(2,891)	1,818
Total stockholders' equity	229,873	173,941
Total liabilities and stockholders' equity	$2,009,420	$1,085,225

*  Derived from audited consolidated financial statements.

See accompanying Notes to Consolidated Financial Statements.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended June 30, 2013 and 2012 (Successor), the Six Months Ended June 30, 2013 (Successor), the Period from February 1 to June 30, 2012 (Successor), and the Period from January 1 to January 31, 2012 (Predecessor)

	Successor Company		Successor Company		Predecessor Company
(Dollars in thousands, except per share data)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from February 1 to June 30, 2012	Period from January 1 to January 31, 2012
Interest income
Loans	$20,376	$10,707	$31,073	$18,009	$3,807
Investment securities	2,005	1,070	2,820	1,826	395
Federal funds sold and interest-earning deposits	21	33	37	49	4
Total interest income	22,402	11,810	33,930	19,884	4,206
Interest expense
Deposits	1,619	1,462	2,921	2,457	530
Short-term borrowings	42	4	54	6	—
Long-term debt	313	311	583	512	103
Total interest expense	1,974	1,777	3,558	2,975	633
Net interest income	20,428	10,033	30,372	16,909	3,573
Provision for loan losses	1,492	2,046	3,432	2,915	195
Net interest income after provision for loan losses	18,936	7,987	26,940	13,994	3,378
Non-interest income
Service charges and fees on deposit accounts	1,525	557	2,040	906	194
Mortgage banking	1,096	770	1,487	1,266	225
Government-guaranteed lending	1,058	572	2,177	566	98
Bank-owned life insurance	310	203	505	337	70
Gain (loss) on sales of available for sale securities	123	(27)	1,215	165	—
Gain on acquisition	8,241	—	8,241	—	—
Other	743	315	893	622	70
Total non-interest income	13,096	2,390	16,558	3,862	657
Non-interest expense
Salaries and employee benefits	11,009	5,513	17,000	9,013	1,737
Occupancy and equipment	2,408	1,353	3,955	2,162	396
Data processing	1,075	594	1,719	1,039	212
FDIC deposit insurance premiums	400	229	627	506	141
Professional services	914	584	1,411	1,125	144
Foreclosed asset expenses	79	295	262	390	11
Other loan related expense	792	335	1,253	752	162
Merger and conversion costs	11,961	6	13,562	503	78
Other	2,502	1,389	4,018	2,226	355
Total non-interest expense	31,140	10,298	43,807	17,716	3,236
Income (loss) before income taxes	892	79	(309)	140	799
Income tax expense (benefit)	(2,808)	(259)	(3,203)	(255)	270
Net income	3,700	338	2,894	395	529
Dividends and accretion on preferred stock	705	367	1,074	611	122
Net income available (loss attributable) to common stockholders	$2,995	$(29)	$1,820	$(216)	$407

Net income (loss) per common share
Basic	$0.07	$—	$0.04	$(0.01)	$0.01
Diluted	$0.07	$—	$0.04	$(0.01)	$0.01

Weighted average common shares outstanding
Basic	45,916,707	35,723,442	40,865,433	35,721,316	35,511,770
Diluted	45,935,330	35,723,442	40,883,775	35,721,316	35,534,050
See accompanying Notes to Consolidated Financial Statements.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Three Months Ended June 30, 2013 and 2012 (Successor), the Six Months Ended June 30, 2013 (Successor), the Period from February 1 to June 30, 2012 (Successor), and the Period from January 1 to January 31, 2012 (Predecessor)

	Successor Company		Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from February 1 to June 30, 2012	Period from January 1 to January 31, 2012

Net income	$3,700	$338	$2,894	$395	$529
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(10,435)	462	(10,502)	1,132	1,008
Tax effect	4,023	(178)	4,049	(436)	(520)
Reclassification of (gains) losses on sales of securities recognized in earnings	(123)	27	(1,215)	(165)	—
Tax effect	47	(10)	468	64	—
Net of tax amount	(6,488)	301	(7,200)	595	488
Cash flow hedges:
Unrealized gains on cash flow hedges	3,960	—	4,050	—	—
Tax effect	(1,525)	—	(1,559)	—	—
Net of tax amount	2,435	—	2,491	—	—
Total other comprehensive income (loss)	(4,053)	301	(4,709)	595	488
Comprehensive income (loss)	$(353)	$639	$(1,815)	$990	$1,017

See accompanying Notes to Consolidated Financial Statements.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2013 (Successor)

	Preferred Stock		Common Stock		Common Stock Warrants	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
(Dollars in thousands)	Shares	Amount	Shares	Amount

Balance at December 31, 2012	24,900	$24,657	35,754,247	$36	$1,325	$147,510	$(1,405)	$1,818	$173,941
Net income	—	—	—	—	—	—	2,894	—	2,894
Other comprehensive loss	—	—	—	—	—	—	—	(4,709)	(4,709)
Stock-based compensation	—	—	—	—	—	384	—	—	384
Stock options exercised	—	—	24,880	—	—	99	—	—	99
Acquisition of ECB Bancorp, Inc.	17,949	17,553	10,311,911	10	132	40,620	—	—	58,315
Restricted stock, canceled for tax withholding	—	—	(52,230)	—	—	(205)	—	—	(205)
Accretion of discount on preferred stock	—	227	—	—	—	—	(227)	—	—
Preferred stock dividends	—	—	—	—	—	—	(846)	—	(846)
Balance at June 30, 2013	42,849	$42,437	46,038,808	$46	$1,457	$188,408	$416	$(2,891)	$229,873

See accompanying Notes to Consolidated Financial Statements.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2013 (Successor), the Period from February 1 to June 30, 2012 (Successor), and the Period from January 1 to January 31, 2012 (Predecessor)

	Successor Company		Predecessor Company
(Dollars in thousands)	Six Months Ended June 30, 2013	Period from February 1 to June 30, 2012	Period from January 1 to January 31, 2012
Cash flows from operating activities
Net income	$2,894	$395	$529
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,081	564	103
Stock-based compensation	384	21	4
Provision for loan losses	3,432	2,915	195
Accretion on purchased loans	(9,724)	(6,913)	(1,592)
Amortization of core deposit intangible	339	188	28
Amortization of premium on time deposits	(1,449)	(1,417)	(311)
Accretion of discount on long-term debt	17	60	12
Gain on acquisition	(8,241)	—	—
Gain on mortgage loan commitments	(147)	(335)	(159)
Gain on sales of loans held for sale	(3,165)	(738)	(20)
Originations of loans held for sale	(129,694)	(38,542)	(6,340)
Proceeds from sales of loans held for sale	141,554	33,479	9,018
Increase in cash surrender value of bank-owned life insurance	(417)	(297)	(62)
Deferred income taxes	(3,203)	(255)	270
Gain on sale of available for sale securities	(1,215)	(165)	—
Net amortization of premiums on available for sale securities	748	332	25
Net loss on disposal of foreclosed assets	3	3	17
Valuation adjustments on foreclosed assets	263	408	—
Gains from change in fair value of interest rate swaps	(106)	(198)	(2)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(481)	(2,402)	(34)
(Increase) decrease in other assets	5,742	699	3,143
Increase (decrease) in accrued interest payable	(118)	178	(106)
Increase (decrease) in other liabilities	(1,985)	2,132	(2,606)
Net cash provided by (used in) operating activities	(3,488)	(9,888)	2,112
Cash flows from investing activities
Purchases of securities available for sale	(153,028)	(60,005)	(2,658)
Proceeds from maturities and repayments of securities available for sale	16,566	24,441	2,158
Proceeds from sales of securities available for sale	174,326	33,668	—
Loan originations and principal collections, net	(101,426)	25,162	542
Purchases of premises and equipment	(2,191)	(1,271)	(269)
Proceeds from disposal of foreclosed assets	2,947	1,646	2,940
Proceeds from sales of loans	—	9,317	9,635
Net cash received in acquisition	24,008	—	—
Proceeds from (purchases of) Federal Home Loan Bank stock	(1,447)	5,882	123
Net cash provided by (used in) investing activities	(40,245)	38,840	12,471
Cash flows from financing activities
Net increase (decrease) in deposits	46,812	12,125	(30,032)
Proceeds from exercise of stock options	99	—	—
Restricted stock, canceled for tax withholding	(205)	—	—
Proceeds from issuance of short-term borrowings, net	26,218	—	—
Proceeds from issuance of long-term debt, net	9,000	(5,000)	5,000
Repurchase of Community Bank of Rowan common stock from directors	—	(7)	—
Proceeds from issuance of Legacy VantageSouth Bank common stock to directors	—	14	—
Dividends paid on preferred stock	(846)	(1,979)	—
Net cash provided by (used in) financing activities	81,078	5,153	(25,032)
Net change in cash and cash equivalents	37,345	34,105	(10,449)
Cash and cash equivalents, beginning of period	50,463	36,023	46,472
Cash and cash equivalents, end of period	$87,808	$70,128	$36,023

	Successor Company		Predecessor Company
(Dollars in thousands)	Six Months Ended June 30, 2013	Period from February 1 to June 30, 2012	Period from January 1 to January 31, 2012
SUPPLEMENTAL DISCLOSURES:
Cash payments for:
Interest	$2,810	$2,377	$1,038
Income taxes	—	—	—
Noncash investing activities:
Transfers of loans to foreclosed assets	$2,635	$1,685	$35
Change in fair value of securities available for sale, net of tax	(7,200)	595	488
Change in fair value of cash flow hedge, net of tax	2,491	—	—

Acquisition
Assets acquired	$856,429	$—	$—
Liabilities assumed	789,873	—	—
Other equity interests acquired	17,686	—	—
Purchase price	40,630	—	—
Gain on acquisition	8,241	—	—

See accompanying Notes to Consolidated Financial Statements.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of VantageSouth Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, VantageSouth Bank (formerly known as Crescent State Bank). On July 22, 2013, the Company changed its name from Crescent Financial Bancshares, Inc. ("Crescent") to VantageSouth Bancshares, Inc. and transferred the listing of its common stock to the NYSE MKT, LLC under the ticker symbol "VSB." The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Company’s 2012 Form 10-K”).

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2013. The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements contained in the Company’s 2012 Form 10-K. A description of the accounting policies followed by the Company are as set forth in Note B of the Notes to Consolidated Financial Statements in the Company’s 2012 Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

These consolidated financial statements have been retrospectively adjusted for the change in reporting entity described below. Therefore, historical results of operations presented in these consolidated financial statements for the three months ended June 30, 2012, the predecessor period from January 1 to January 31, 2012 and the successor period from February 1 to June 30, 2012 are significantly different from the Company's quarterly consolidated financial statements included in the Form 10-Q for the quarterly period ended June 30, 2012.

Merger of Entities Under Common Control and Change in Reporting Entity

On November 30, 2012, the Company completed the merger of VantageSouth Bank ("Legacy VantageSouth") into Crescent State Bank in a share exchange. All outstanding Legacy VantageSouth shares of common stock were converted into Crescent's shares at a 5.3278 exchange ratio for a total transaction value of approximately $35,000. The Company re-branded its wholly-owned banking subsidiary as VantageSouth Bank immediately following the merger.

The merger of Legacy VantageSouth into Crescent State Bank was a merger of commonly-controlled companies and was accounted for in a manner similar to a pooling of interests transaction. Thus, the Company's financial statements were retrospectively adjusted to combine the financial condition and results of operations of Crescent and Legacy VantageSouth from the date the two companies became commonly controlled by Piedmont Community Bank Holdings, Inc. ("Piedmont"). Due to the application of push-down accounting to Legacy VantageSouth's books on February 1, 2012, which was the date that Piedmont purchased the bank's remaining non-controlling equity interests, periods prior to this date are denoted as "Predecessor Company" and periods after this date are denoted as "Successor Company."

Change in Accounting Estimate

Due to rapidly declining loss rates in the Company's loan portfolio and in peer loan portfolios in recent quarters, in the second quarter of 2013, the Company expanded the time period of historical losses it uses to determine reserve rates for loans evaluated collectively in its allowance for loan losses model from two to three years. The Company believes that this change was necessary to maintain an adequate allowance for loan losses based on its evaluation of portfolio risk and market conditions. Because the Company has not yet experienced significant charge-offs and has not completed a full credit cycle on its non-acquired loan portfolio, trailing three-year peer loss rates are used as a proxy for charge-off rates on the Company's non-acquired loan portfolio. This change in accounting estimate to expand the historical loss period from two to three years increased the non-acquired allowance for loan losses by $168 as of June 30, 2013. For purchased non-impaired loans, the Company uses trailing three-year historical loss rates on its own loan portfolio (including historical losses on all acquired banks). The expansion of the historical loss period on the purchased non-impaired portfolio had no impact on the allowance for loan losses on this portfolio since the remaining acquisition accounting discount exceeded the required reserve using either approach as of June 30, 2013.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
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

NOTE B – PER SHARE RESULTS

Basic and diluted net income (loss) per share are computed by dividing net income available (or net loss attributable) to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share reflects the potential dilution that could occur if common stock options and warrants were exercised, resulting in the issuance of common stock that then shared in the net income (loss) of the Company.

Basic and diluted net income (loss) per share have been computed based upon net income available (or net loss attributable) to common stockholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

	Successor Company		Successor Company		Predecessor Company
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from February 1 to June 30, 2012	Period from January 1 to January 31, 2012

Weighted average number of common shares	45,916,707	35,723,442	40,865,433	35,721,316	35,511,770
Effect of dilutive stock options and warrants	18,623	—	18,342	—	22,280
Weighted average number of common shares and dilutive potential common shares	45,935,330	35,723,442	40,883,775	35,721,316	35,534,050

Anti-dilutive stock options	114,975	115,763	114,975	116,766	240,384
Anti-dilutive warrant	1,348,398	—	1,348,398	833,705	833,705

NOTE C – MERGERS AND ACQUISITIONS

On April 1, 2013, the Company completed the merger of ECB Bancorp, Inc. ("ECB") with and into the Company (the "ECB merger"). The ECB merger was completed pursuant to an Agreement and Plan of Merger dated as of September 25, 2012 (the "Merger Agreement"). Immediately following the ECB merger, The East Carolina Bank, a wholly-owned subsidiary of ECB, was merged with and into VantageSouth Bank. Upon the closing of the ECB merger, each outstanding share of ECB common stock was converted into the right to receive 3.55 shares of common stock of the Company. The aggregate merger consideration consisted of 10,312,186 shares of the Company’s common stock. Based upon the $3.94 per share closing price of the Company’s common stock on March 28, 2013, the transaction value was $40,630. Following the ECB merger, Piedmont owned approximately 70 percent of the Company's outstanding common stock.

Pursuant to the Merger Agreement, the Company agreed to exchange each share of ECB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, into one share of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B. At the closing of the ECB merger, the Company also issued a warrant to purchase 514,693.2 shares of the Company’s common stock to the U.S. Department of the Treasury (“Treasury”) in exchange for the warrant issued by ECB to Treasury on January 16, 2009 to purchase 144,984 shares of ECB’s common stock. The warrant issuance reflects the exchange ratio associated with the ECB merger.

The following table presents the ECB assets acquired, liabilities assumed and other equity interests as of April 1, 2013 as well as the calculation of the transaction purchase price and gain on acquisition. The Company has a one-year measurement period from the acquisition date to finalize the recorded fair values of net assets acquired. Therefore, the acquisition gain may change if initial fair value estimates are revised within the measurement period.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	As Reported by ECB at April 1, 2013	Initial Fair Value Adjustments		As Reported by the Company at April 1, 2013
Assets:
Cash and cash equivalents	$24,008	$—		$24,008
Investment securities available for sale	289,058	301	(a)	289,359
Loans held for sale	3,857	9,790	(b)	13,647
Loans, net	483,474	(30,420)	(c)	453,054
Federal Home Loan Bank stock, at cost	3,150	—		3,150
Premises and equipment, net	25,633	(1,177)	(d)	24,456
Bank-owned life insurance	12,249	—		12,249
Foreclosed assets	7,090	(717)	(e)	6,373
Deferred tax asset, net	6,986	9,082	(f)	16,068
Other intangible assets, net	—	4,307	(g)	4,307
Other assets	10,423	(665)	(h)	9,758
Total assets	865,928	(9,499)		856,429
Liabilities:
Deposits	$731,926	$4,188	(i)	$736,114
Short-term borrowings	34,284	—		34,284
Long-term debt	16,000	460	(j)	16,460
Other liabilities	2,867	148	(k)	3,015
Total liabilities	785,077	4,796		789,873
Net assets acquired	80,851	(14,294)		66,557
Other equity interests:
Preferred stock	17,660	(107)	(l)	17,553
Common stock warrant	878	(745)	(l)	133
Total other equity interests	18,538	(852)		17,686
Gain on acquisition				8,241
Purchase price				$40,630

Explanation of fair value adjustments
(a) Adjustment reflects opening fair value of securities portfolio, which was established as the new book basis of the portfolio.
(b) Adjustment reflect the reclassification of the fair value of certain loans identified by management as being held for sale at acquisition.
(c) Adjustment reflects the estimated lifetime credit losses on the loan portfolio as well as the present value of the differences between contractual interest rates and market interest rates as well as a reclassification of certain loans that were identified as held for sale at acquisition.
(d) Adjustment reflects fair value adjustments on certain acquired branch offices as well as certain software and computer equipment.
(e) Adjustment reflects the write down of certain foreclosed assets based on current estimates of property values given current market conditions and additional discounts based on the Company's planned disposition strategy.
(f) Adjustment reflects the tax impact of acquisition accounting fair value adjustments.
(g) Adjustment reflects the fair value of the acquired core deposit intangible.
(h) Adjustment reflects the impact of fair value adjustments on other assets, which include the write down of certain unusable prepaid expenses and the elimination of accrued interest on purchased credit-impaired loans.
(i) Adjustment reflects the fair value premium on time deposits, which was calculated by discounting future contractual interest payments at a current market interest rate.
(j) Adjustment reflects the fair value premium on FHLB advances, which was calculated by discounting future contractual interest payments at a current market interest rate. This fair value premium is also consistent with the prepayment penalty the FHLB would charge to terminate the advance.
(k) Adjustment reflects the impact of fair value adjustments on other liabilities, which primarily includes the accrual of a preferred stock dividend at acquisition.
(l) Amount reflects the adjustment to record other equity interests at fair value. The fair value of preferred stock issued to Treasury was estimated using by discounting future contractual dividend payments at a current market interest rate for preferred stocks of issuers with similar risk. The assumed liquidation date of the preferred stock was February 15, 2014, which is the date the dividend resets from 5 to 9 percent. The fair value of the common stock warrant issued to Treasury was estimated using a Black Scholes option pricing model assuming a warrant life through the dividend reset date.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The table below presents pro forma information as if the Company's acquisition of ECB had occurred at the beginning of the earliest period presented, which was January 1, 2012. In addition to the ECB merger, adjustments have also been made to balances reported in these consolidated financial statements for the impact of push-down accounting to Legacy VantageSouth's financial results prior to the actual push-down accounting date of February 1, 2012. The pro forma financial information is not indicative of the results of operations that would have occurred had the transaction been effected on the assumed date. The results of operations of ECB are included in the statement of operations for the Company beginning on the acquisition date of April 1, 2013. The portion of the results of operations relating to ECB are not disclosed as ECB was fully merged into the Company at the acquisition date as part of a single operating segment.

	Three Months Ended	Six Months Ended June 30,
	June 30, 2012	2013	2012

Net interest income	$18,552	$38,389	37,499

Net income (loss)	$1,994	$(5,252)	4,074

Net income (loss) available to common stockholders	$1,361	$(6,591)	2,810

Net income (loss) per common share - basic	$0.03	$(0.14)	0.06

Net income (loss) per common share - diluted	$0.03	$(0.14)	0.06

Weighted average basic common shares outstanding	45,840,378	45,895,953	45,628,706

Weighted average diluted common shares outstanding	45,986,363	45,895,953	45,650,986

NOTE D – INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale and held to maturity by major classification.

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government-sponsored enterprise securities	$4,970	$—	$148	$4,822
SBA-guaranteed securities	71,016	68	194	70,890
Residential mortgage-backed securities (MBS)	230,913	94	9,046	221,961
Corporate bonds	70,681	1,520	766	71,435
Commercial MBS	6,390	92	—	6,482
Municipal obligations - non-taxable	600	—	—	600
Other debt securities	253	—	—	253
Marketable equity securities	37	56	—	93
Total securities available for sale	$384,860	$1,830	$10,154	$376,536

Securities held to maturity:
Corporate bonds	$200	$208	$—	$408

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Residential MBS	$76,249	$574	$46	$76,777
Corporate bonds	30,861	1,697	50	32,508
Commercial MBS	6,612	273	—	6,885
Municipal obligations – non-taxable	15,492	709	—	16,201
Municipal obligations – taxable	2,583	142	—	2,725
Other debt securities	1,083	74	—	1,157
Marketable equity securities	37	21	—	58
Total securities available for sale	$132,917	$3,490	$96	$136,311

Securities held to maturity:
Corporate bonds	$180	$230	$—	$410

The following tables summarize gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
U.S. government-sponsored enterprise securities	$4,822	$148	$—	$—	$4,822	$148
SBA-guaranteed securities	31,594	194	—	—	31,594	194
Residential MBS	212,304	9,046	—	—	212,304	9,046
Corporate bonds	31,463	766	—	—	31,463	766
Total temporarily impaired securities	$280,183	$10,154	$—	$—	$280,183	$10,154

December 31, 2012
Residential MBS	$28,802	$46	$—	$—	$28,802	$46
Corporate bonds	2,013	50	—	—	2,013	50
Total temporarily impaired securities	$30,815	$96	$—	$—	$30,815	$96

All residential MBSs in the investment portfolio as of June 30, 2013 and December 31, 2012 were issued and backed by government-sponsored enterprises ("GSEs"). Unrealized losses on investment securities as of June 30, 2013 related to 63 residential MBSs issued by GSEs, 14 investment grade corporate bonds, 13 GSE securities, and one SBA-guaranteed security. Unrealized losses on investment securities at December 31, 2012 related to 9 residential MBSs issued by GSEs and 2 investment grade corporate bonds. As of June 30, 2013 and December 31, 2012, none of the securities had been in an unrealized loss position for more than a twelve month period. The increase in gross unrealized losses since year end 2012 was primarily due to increases in long-term market interest rates in the second quarter of 2013 which negatively affected values of fixed income securities. The Company had $766 in total unrealized losses on corporate bonds, which were the only securities in a loss position that were not issued or guaranteed by a U.S. government agency or GSE. These corporate bonds were all issued by large national or international financial institutions, and the Company does not believe the recent unrealized losses on these bonds were due to issuer-related credit events.

The securities in an unrealized loss position as of June 30, 2013 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of June 30, 2013.

As of June 30, 2013, the Company held no individual investment securities with an aggregate book value greater than 10 percent of total stockholders’ equity. As of June 30, 2013 and December 31, 2012, investment securities with carrying values of $192,391 and $50,685, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The amortized cost and fair values of securities available for sale, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Due within one year	$3,268	$3,278	$13,327	$13,420
Due after one year through five years	170,222	168,906	78,671	81,064
Due after five years through ten years	109,408	106,135	24,039	24,669
Due after ten years	101,925	98,124	16,843	17,100
Equity securities	37	93	37	58
	$384,860	$376,536	$132,917	$136,311
Securities held to maturity:
Due after five years through ten years	$200	$408	$180	$410

The following table summarizes securities gains (losses) for the periods presented.

	Successor Company		Successor Company		Predecessor Company
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from February 1 to June 30, 2012	Period from January 1 to January 31, 2012

Gross gains on sales of securities available for sale	$157	$80	$1,249	$272	$—
Gross losses on sales of securities available for sale	(34)	(107)	(34)	(107)	—
Total securities gains	$123	$(27)	$1,215	$165	$—

NOTE E – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company's loans by type.

	June 30, 2013	December 31, 2012
Commercial:
Commercial real estate	$652,021	$392,955
Commercial and industrial	222,101	98,701
Construction and development	125,968	72,566
Consumer:
Residential real estate	185,534	125,277
Construction and development	33,390	6,203
Home equity	95,764	63,486
Other consumer	9,913	4,325
Gross loans	1,324,691	763,513
Less:
Deferred loan fees	(710)	(97)
Allowance for loan losses	(6,425)	(3,998)
Net loans	$1,317,556	$759,418

As of June 30, 2013 and December 31, 2012, loans with a recorded investment of $275,114 and $237,560, respectively, were pledged to secure borrowings or available lines of credit with correspondent banks.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Purchased Credit-Impaired Loans

Loans for which it is probable at acquisition that all contractually required payments will not be collected are considered purchased credit-impaired ("PCI") loans. The following table relates to PCI loans acquired in the ECB merger and summarizes the contractually required payments, which includes principal and interest, expected cash flows to be collected, and the fair value of acquired PCI loans at the ECB merger date.

April 1, 2013

Contractually required payments	$61,811
Nonaccretable difference	(11,433)
Cash flows expected to be collected at acquisition	50,378
Accretable yield	(4,252)
Fair value of PCI loans at acquisition	$46,126

The following table summarizes changes in accretable yield, or income expected to be collected, related to all of the Company's PCI loans for the periods presented.

	Successor Company		Successor Company		Predecessor Company
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from February 1 to June 30, 2012	Period from January 1 to January 31, 2012

Balance, beginning of period	$25,444	$24,480	$27,632	$28,144	$29,645
Loans purchased	4,252	—	4,252	—	—
Accretion of income	(3,887)	(3,961)	(7,336)	(6,492)	(1,389)
Reclassifications from nonaccretable difference	884	6,996	2,646	6,996	—
Other, net	(595)	573	(1,096)	(560)	(112)
Balance, end of period	$26,098	$28,088	$26,098	$28,088	$28,144

Purchased Non-impaired Loans

Purchased non-impaired loans are also recorded at fair value at acquisition, and the related fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan. The following table relates to purchased non-impaired loans acquired in the ECB merger and provides the contractually required payments, fair value, and estimate of contractual cash flows not expected to be collected at the ECB merger date.

April 1, 2013

Contractually required payments	$499,963

Fair value of acquired loans at acquisition	$406,928

Contractual cash flows not expected to be collected	$10,098

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses for the periods presented.

	Successor Company
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Three months ended June 30, 2013:
Beginning balance	$2,584	$831	$1,005	$959	$17	$114	$17	$5,527
Charge-offs	—	(18)	(57)	(231)	—	(210)	(135)	(651)
Recoveries	4	—	38	9	—	3	3	57
Provision for loan losses	481	542	13	115	17	179	145	1,492
Ending balance	$3,069	$1,355	$999	$852	$34	$86	$30	$6,425

Six months ended June 30, 2013:
Beginning balance	$1,524	$798	$597	$940	$18	$85	$36	$3,998
Charge-offs	(14)	(77)	(117)	(424)	—	(302)	(218)	(1,152)
Recoveries	18	8	47	62	—	5	7	147
Provision for loan losses	1,541	626	472	274	16	298	205	3,432
Ending balance	$3,069	$1,355	$999	$852	$34	$86	$30	$6,425

Three months ended June 30, 2012:
Beginning balance	$341	$409	$144	$304	$28	$356	$25	$1,607
Charge-offs	—	(103)	(46)	(61)	(11)	(458)	(16)	(695)
Recoveries	—	5	—	75	5	—	—	85
Provision for loan losses	580	274	278	438	6	458	12	2,046
Ending balance	$921	$585	$376	$756	$28	$356	$21	$3,043

2012 Successor Period:
Beginning balance	$505	$218	$305	$154	$28	$51	$15	$1,276
Charge-offs	—	(118)	(305)	(72)	(11)	(718)	(24)	(1,248)
Recoveries	—	5	15	75	5	—	—	100
Provision for loan losses	416	480	361	599	6	1,023	30	2,915
Ending balance	$921	$585	$376	$756	$28	$356	$21	$3,043

	Predecessor Company
	Commercial Real Estate	Residential Real Estate	Construction	Commercial	Consumer	Total
2012 Predecessor Period:
Beginning balance	$663	$601	$534	$324	$9	$2,131
Charge-offs	—	—	(1)	—	—	(1)
Recoveries	—	—	—	2	—	2
Provision for loan losses	48	26	98	21	2	195
Ending balance	$711	$627	$631	$347	$11	$2,327

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the ending allowance for loans losses and the recorded investment in loans by portfolio segment and impairment method.

	June 30, 2013
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$21	$—	$51	$—	$—	$9	$—	$81
Collectively evaluated for impairment	1,769	1,355	543	454	34	77	26	4,258
Purchased credit-impaired	1,279	—	405	398	—	—	4	2,086
Total	$3,069	$1,355	$999	$852	$34	$86	$30	$6,425

Loans:
Ending balance:
Individually evaluated for impairment	$2,889	$21	$1,822	$1,243	$—	$1,854	$108	$7,937
Collectively evaluated for impairment	529,241	209,397	85,934	154,567	30,822	92,478	9,326	1,111,765
Purchased credit-impaired	119,891	12,683	38,212	29,724	2,568	1,432	479	204,989
Total	$652,021	$222,101	$125,968	$185,534	$33,390	$95,764	$9,913	$1,324,691

	December 31, 2012
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$14	$—	$8	$9	$—	$14	$1	$46
Collectively evaluated for impairment	1,067	798	322	379	18	71	19	2,674
Purchased credit-impaired	443	—	267	552	—	—	16	1,278
Total	$1,524	$798	$597	$940	$18	$85	$36	$3,998

Loans:
Ending balance:
Individually evaluated for impairment	$1,697	$—	$415	$1,452	$—	$1,342	$224	$5,130
Collectively evaluated for impairment	266,001	85,356	31,741	100,794	5,392	62,101	3,891	555,276
Purchased credit-impaired	125,257	13,345	40,410	23,031	811	43	210	203,107
Total	$392,955	$98,701	$72,566	$125,277	$6,203	$63,486	$4,325	$763,513

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
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

The following tables summarize the risk category of loans by class of loans.

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2013
Non-Acquired Loans
Commercial:
Real estate	$231,740	$5,463	$2,027	$—	$239,230
Commercial and industrial	115,986	3,043	2,128	—	121,157
Construction and development	48,683	298	684	—	49,665
Consumer:
Residential real estate	61,723	1,588	480	—	63,791
Construction and development	3,006	76	—	—	3,082
Home equity	15,444	52	114	—	15,610
Other consumer	1,917	18	29	—	1,964
Total	$478,499	$10,538	$5,462	$—	$494,499

Acquired Loans
Commercial:
Real estate	$345,203	$41,350	$26,238	$—	$412,791
Commercial and industrial	95,591	3,467	1,840	46	100,944
Construction and development	43,139	24,288	7,659	1,217	76,303
Consumer:
Residential real estate	98,192	13,118	10,382	51	121,743
Construction and development	27,786	846	1,676	—	30,308
Home equity	74,069	2,891	3,194	—	80,154
Other consumer	7,300	439	210	—	7,949
Total	$691,280	$86,399	$51,199	$1,314	$830,192

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Non-Acquired Loans
Commercial:
Real estate	$135,144	$285	$514	$—	$135,943
Commercial and industrial	70,334	1,223	216	—	71,773
Construction and development	17,673	—	626	—	18,299
Consumer:
Residential real estate	46,608	336	406	—	47,350
Construction and development	1,182	77	—	—	1,259
Home equity	10,676	52	115	—	10,843
Other consumer	1,525	7	—	—	1,532
Total	$283,142	$1,980	$1,877	$—	$286,999

Acquired Loans
Commercial:
Real estate	$200,494	$41,426	$15,092	$—	$257,012
Commercial and industrial	24,461	1,201	1,266	—	26,928
Construction and development	26,117	20,976	6,791	383	54,267
Consumer:
Residential real estate	63,620	7,240	7,029	38	77,927
Construction and development	3,941	549	454	—	4,944
Home equity	48,579	1,989	2,075	—	52,643
Other consumer	2,422	138	233	—	2,793
Total	$369,634	$73,519	$32,940	$421	$476,514

The following tables summarize the past due status of the loan portfolio (excluding PCI loans) based on contractual terms.

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
June 30, 2013
Non-Acquired Loans
Commercial:
Real estate	$—	$759	$759	$238,471	$239,230
Commercial and industrial	885	65	950	120,207	121,157
Construction and development	—	505	505	49,160	49,665
Consumer:
Residential real estate	—	400	400	63,391	63,791
Construction and development	76	—	76	3,006	3,082
Home equity	—	114	114	15,496	15,610
Other consumer	1	24	25	1,939	1,964
Total	$962	$1,867	$2,829	$491,670	$494,499

Acquired Loans
Commercial:
Real estate	$1,861	$708	$2,569	$290,331	$292,900
Commercial and industrial	479	67	546	87,715	88,261
Construction and development	1,295	553	1,848	36,243	38,091
Consumer:
Residential real estate	1,130	536	1,666	90,353	92,019
Construction and development	381	89	470	27,270	27,740
Home equity	1,640	1,065	2,705	76,017	78,722
Other consumer	134	117	251	7,219	7,470
Total	$6,920	$3,135	$10,055	$615,148	$625,203

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2012
Non-Acquired Loans
Commercial:
Real estate	$1,454	$208	$1,662	$134,281	$135,943
Commercial and industrial	616	30	646	71,127	71,773
Construction and development	—	74	74	18,225	18,299
Consumer:
Residential real estate	653	406	1,059	46,291	47,350
Construction and development	—	—	—	1,259	1,259
Home equity	—	115	115	10,728	10,843
Other Consumer	90	—	90	1,442	1,532
Total	$2,813	$833	$3,646	$283,353	$286,999

Acquired Loans
Commercial:
Real estate	$744	$1,249	$1,993	$129,762	$131,755
Commercial and industrial	262	—	262	13,321	13,583
Construction and development	326	156	482	13,375	13,857
Consumer:
Residential real estate	942	669	1,611	53,285	54,896
Construction and development	83	70	153	3,980	4,133
Home equity	1,200	597	1,797	50,803	52,600
Other Consumer	114	223	337	2,246	2,583
Total	$3,671	$2,964	$6,635	$266,772	$273,407

The following table summarizes the recorded investment of loans on nonaccrual status and loans greater than 90 days past due and accruing (excluding PCI loans) by class.

	June 30, 2013		December 31, 2012
	Nonaccrual	Loans Greater Than 90 Days Past Due and Still Accruing	Nonaccrual	Loans Greater Than 90 Days Past Due and Still Accruing
Non-Acquired Loans
Commercial:
Commercial real estate	$530	$228	$514	$—
Commercial and industrial	33	48	44	—
Construction and development	505	—	74	—
Consumer:
Residential real estate	480	—	510	—
Home equity	114	—	115	—
Other consumer	29	—	—	—
Total	$1,691	$276	$1,257	$—

Acquired Loans
Commercial:
Commercial real estate	$1,830	$228	$1,249	$—
Commercial and industrial	67	78	20	—
Construction and development	1,253	—	409	—
Consumer:
Residential real estate	1,110	—	1,332	—
Construction and development	124	—	70	—
Home equity	1,777	—	1,435	—
Other consumer	117	—	223	—
Total	$6,278	$306	$4,738	$—

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table provides information on impaired loans, which excludes PCI loans and loans evaluated collectively as a homogeneous group.

	Recorded Investment With a Recorded Allowance	Recorded Investment With no Recorded Allowance	Total	Related Allowance	Unpaid Principal Balance
June 30, 2013
Non-Acquired Loans
Commercial:
Commercial real estate	$295	$193	$488	$21	$502
Construction and development	505	—	505	51	505
Consumer:
Residential real estate	—	480	480	—	547
Construction and development	—	—	—	—	—
Home equity	114	—	114	9	114
Other consumer	—	—	—	—	—
Total	914	673	1,587	81	1,668
Acquired Loans
Commercial:
Commercial real estate	—	2,401	2,401	—	2,401
Commercial and industrial	—	21	21	—	21
Construction and development	—	1,317	1,317	—	1,342
Consumer:
Residential real estate	—	763	763	—	822
Construction and development	—	—	—	—	—
Home equity	—	1,740	1,740	—	2,766
Other consumer	—	108	108	—	224
Total	—	6,350	6,350	—	7,576
Total impaired loans	$914	$7,023	$7,937	$81	$9,244

December 31, 2012
Non-Acquired Loans
Commercial:
Commercial real estate	$208	$306	$514	$14	$519
Commercial and industrial	—	—	—	—	—
Construction and development	40	—	40	8	70
Consumer:
Residential real estate	406	—	406	6	449
Construction and development	—	—	—	—	—
Home equity	115	—	115	14	115
Other consumer	—	—	—	—	—
Total	769	306	1,075	42	1,153
Acquired Loans
Commercial:
Commercial real estate	—	1,183	1,183	—	1,183
Commercial and industrial	—	—	—	—	—
Construction and development	—	375	375	—	558
Consumer:
Residential real estate	350	696	1,046	3	1,156
Construction and development	—	—	—	—	—
Home equity	38	1,189	1,227	—	2,057
Other consumer	224	—	224	1	224
Total	612	3,443	4,055	4	5,178
Total impaired loans	$1,381	$3,749	$5,130	$46	$6,331

No interest income was recorded on impaired loans during the period in which they were impaired for the three and six months ended June 30, 2013, three months ended June 30, 2012, or during the 2012 Successor and 2012 Predecessor Periods.

There were no new restructured loans during the three or six months ended June 30, 2013.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE F – COMMITMENTS AND CONTINGENCIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on a credit evaluation of the borrower. Collateral obtained varies but may include real estate, equipment, stocks, bonds, and certificates of deposit.

The following table is a summary of the contractual amount of the Company’s exposure to off-balance sheet commitments.

	June 30, 2013	December 31, 2012

Commitments to extend credit	$288,469	$156,580
Financial standby letters of credit	6,042	4,415
Capital commitment to private investment funds	2,015	175

The reserve for unfunded commitments was $227 and $112 as of June 30, 2013 and December 31, 2012, respectively, which was recorded in other liabilities on the consolidated balance sheets.

NOTE G – DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate, and market or liquidity risks. Derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value. Subsequent changes in the fair value of derivatives are recognized in other comprehensive income for effective hedges, and changes in fair value are recognized in earnings for all other derivatives.

Derivative Instruments Related to FHLB Advances

In May 2013, the Company entered into a series of forward starting interest rate swaps on $75,000 of forecasted short-term FHLB advances to reduce its exposure to variability in interest payments attributable to changes in LIBOR. Beginning on the respective effective date, these interest rate swaps will exchange the 90-day LIBOR component of future variable rate interest on short-term borrowings with fixed interest rates ranging from 1.65 to 1.72 percent. Each 90-day FHLB advance, or other short-term borrowing, will be executed to correspond to the effective dates of the respective interest rate swaps and will continue to be rolled for the term of each respective swap. These interest rate swaps are expected to be highly effective and are accounted for as cash flow hedges with the change in fair value recognized in other comprehensive income ("OCI"). The purpose of these cash flow hedges is to better position the Company's balance sheet for a potentially rising interest environment.

The following table summarizes key terms of each swap.

	Notional Amount	Effective Date	Maturity Date	Fixed Rate

Swap 1	$25,000	April 6, 2015	April 5, 2020	1.650%
Swap 2	25,000	May 5, 2015	May 5, 2020	1.683%
Swap 3	25,000	June 5, 2015	June 5, 2020	1.720%
	$75,000

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Derivative Instruments Related to Trust Preferred Securities

In August 2003, $8,000 in trust preferred securities ("TRUPs") were issued through Crescent Financial Capital Trust I (the "Trust"). The Trust invested the total proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by Crescent, which fully and unconditionally guarantees the TRUPs. The TRUPs were adjusted to fair value in connection with Piedmont's acquisition of Crescent, and as of June 30, 2013 and December 31, 2012, their carrying value was $5,528, and $5,497, respectively.

The TRUPs pay cumulative cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 3.10 percent. The dividends paid to holders of the TRUPs, which are recorded as interest expense, are deductible for income tax purposes. Crescent elected to defer interest payments on its TRUPs beginning with the payment due April 7, 2011. Under the terms of the indenture governing the junior subordinated debentures, Crescent was able to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. In the second quarter of 2012, the Company received approval from the Federal Reserve Bank of Richmond to resume interest payments on its TRUPs and paid all accrued deferred interest plus current interest on the quarterly payment date of July 7, 2012.

In June 2009, Crescent entered into two interest rate contracts which swapped the variable rate payments for fixed payments. These instruments consisted of a three-year and four-year swap, each for one-half of the notional amount of the TRUPs for fixed rates of 5.49 percent and 5.97 percent, respectively. The three-year swap matured in June 2012. Due to the deferral of interest payments on the TRUPs beginning in April 2011, the remaining interest rate swap no longer qualified for cash flow hedge accounting and is therefore marked to fair value through earnings.

In May 2012, the Company entered into an interest rate cap contract which began in July 2012. This derivative financial instrument caps the interest rate on the the full $8,000 notional amount of the TRUPs at 3.57 percent through July 2017. In the event that the variable rate on the TRUPs exceeds the cap rate, the counterparty would pay the Company the difference between the variable rate due to the holders of the debentures and the cap rate. This interest rate cap contract is classified as a cash flow hedge. Therefore, the change in fair value of the cap is recognized in OCI.

Derivative Instruments Related to Subordinated Term Loan

In September 2008, Crescent entered into an unsecured subordinated term loan agreement in the amount of $7,500. The agreement requires the Bank to make quarterly payments of interest at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 4.00 percent. The subordinated term loan was adjusted to estimated fair value in with Piedmont's acquisition of Crescent, and as of June 30, 2013 and December 31, 2012, the carrying value was $6,913 and $6,867, respectively.

In June 2009, Crescent entered into two interest rate contracts which swapped the variable rate payments for fixed payments. These instruments consisted of a three-year and four-year swap, each for one-half of the notional amount of the subordinated debt for fixed rates of 6.39 percent and 6.87 percent, respectively. Beginning at Piedmont's acquisition of Crescent, the Company no longer designated these interest rate swaps as qualifying for hedge accounting and therefore began to mark them to fair value through earnings.

In May 2012, the Company entered into an interest rate cap which began in July 2012. This derivative financial instrument caps the interest rate on the the full $7,500 notional amount of the subordinated term loan at 4.47 percent through July 2017. In the event that the variable rate on the subordinated term loan exceeds the cap rate, the counterparty would pay the Company the difference between the variable rate due on the subordinated term loan and the cap rate. This interest rate cap contract is classified as a cash flow hedge. Therefore, the change in fair value of the cap is recognized in OCI.

Loan Commitments

Related to its mortgage banking business, the Company enters into interest rate lock commitments with customers and commitments to sell mortgages to investors under best-efforts contracts. The interest rate lock commitments are entered into to manage the interest rate risk associated with the best-efforts contracts and are considered derivative financial instruments.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes the balance sheet location and fair value amounts of derivative instruments.

		June 30, 2013		December 31, 2012
	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value

FHLB advances:
Interest rate swaps	Other assets	$75,000	$3,631	$—	$—

Trust preferred securities:
Interest rate swap	Other liabilities	$4,000	$(3)	$4,000	$(54)
Interest rate cap	Other assets	8,000	260	8,000	109

Subordinated term loan:
Interest rate swap	Other liabilities	$3,750	$(1)	$3,750	$(49)
Interest rate cap	Other assets	7,500	242	7,500	101

Loan commitments:
Interest rate lock commitments	Other assets	$29,824	$648	$44,156	$795
			$4,777		$902

The following table summarizes activity in accumulated OCI related to cash flow hedges for the periods presented.

	Successor Company		Successor Company		Predecessor Company
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from February 1 to June 30, 2012	Period from January 1 to January 31, 2012

Accumulated OCI resulting from cash flow hedges at beginning of period, net of tax	$(211)	$—	$(267)	$—	$—
Other comprehensive income recognized, net of tax	2,435	—	2,491	—	—
Accumulated OCI resulting from cash flow hedges at end of period, net of tax	$2,224	$—	$2,224	$—	$—

The Company monitors the credit risk of the counterparties to the interest rate swaps and caps. The Company had pledged $780 in cash to the swap counterparties as of June 30, 2013.

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

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
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

Interest Rate Lock Commitments. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end. There have been no changes in valuation techniques during the six months ended June 30, 2013. Interest rate lock commitments are measured at fair value on a recurring basis and are classified as Level 3. The following table provides the components of the change in fair value of interest rate lock commitments for the periods presented.

	Successor Company		Successor Company		Predecessor Company
Interest Rate Lock Commitments	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from February 1 to June 30, 2012	Period from January 1 to January 31, 2012

Balance at beginning of period	$496	$307	$795	$268	$212
Issuances	1,194	430	2,241	816	134
Settlements	(1,042)	(134)	(2,388)	(481)	(78)
Balance at end of period	$648	$603	$648	$603	$268

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

The following tables summarize information about assets and liabilities measured at fair value.

		Fair Value Measurements at
		June 30, 2013
	Assets/(Liabilities) Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
U.S. government-sponsored enterprise securities	$4,822	$—	$4,822	$—
SBA-guaranteed securities	70,890	—	70,890	—
Residential MBS	221,961	—	221,961	—
Corporate bonds	71,435	—	71,435	—
Commercial MBS	6,482	—	6,482	—
Municipal obligations – non-taxable	600	—	600	—
Other debt securities	253	—	253	—
Marketable equity securities	93	93	—	—
Impaired loans	7,856	—	—	7,856
Foreclosed assets	11,632	—	—	11,632
Interest rate lock commitments	648	—	—	648
Derivative assets	4,629	—	4,629	—
Derivative liabilities	(4)	—	(4)	—

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

		Fair Value Measurements at December 31, 2012
	Assets/(Liabilities) Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Residential MBS	$76,777	$—	$76,777	$—
Corporate bonds	32,508	—	32,508	—
Commercial MBS	6,885	—	6,885	—
Municipal obligations – non-taxable	16,201	—	16,201	—
Municipal obligations – taxable	2,725	—	2,725	—
Other debt securities	1,157	—	1,157	—
Marketable equity securities	58	58	—	—
Impaired loans	5,084	—	—	5,084
Foreclosed assets	5,837	—	—	5,837
Interest rate lock commitments	795	—	—	795
Derivative assets	210	—	—	—
Derivative liabilities	(103)	—	(103)	—

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at June 30, 2013	Valuation Technique	Unobservable Input	Range
Recurring measurements:
Interest rate lock commitments	$648	Pricing model	Pull through rates	80-85%

Nonrecurring measurements:
Impaired loans	$7,856	Discounted Appraisals	Collateral discounts	15-50%
Foreclosed assets	11,632	Discounted appraisals	Collateral discounts	15-50%

The significant unobservable input used in the fair value measurement of the Company’s interest rate lock commitments is the closing ratio (or pull through rate), which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an interest rate lock commitment is positive (negative) if the prevailing interest rate is lower (higher) than the interest rate lock commitment rate. Therefore, an increase in the pull through rates (i.e., higher percentage of loans estimated to close) will result in the fair value of the interest rate lock commitments increasing in a gain position, or decreasing in a loss position. The pull through ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. The pull through rate is computed based on historical internal data and the ratio is periodically reviewed by the Company’s mortgage banking division.

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

Investment Securities Available for Sale. See discussion related to fair value estimates for securities available for sale in the fair value hierarchy section above. There have been no changes in valuation techniques for the six months ended June 30, 2013.

Investment Securities Held to Maturity. The fair value of the one corporate bond classified as held to maturity is estimated based on recent issuance yields on subordinated debt from companies with a similar credit and liquidity profile. Due to the non-marketable nature of this bond, it is classified as Level 3.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Loans Held For Sale. The fair value of mortgage loans held for sale is based on commitments on hand from investors within the secondary market for loans with similar characteristics. There have been no changes in valuation techniques for the six months ended June 30, 2013.

Loans. Expected cash flows are forecasted over the remaining life of each loan and are discounted to present value at current market interest rates for similar loans considering loan collateral type and credit quality. There have been no changes in valuation techniques for the six months ended June 30, 2013.

Federal Home Loan Bank Stock. Given the option to redeem this stock at par through the FHLB, the carrying value of FHLB stock approximates fair value. There have been no changes in valuation techniques for the six months ended June 30, 2013.

Bank-Owned Life Insurance. Bank-owned life insurance investments are recorded at their cash surrender value, or the amount that can be realized upon surrender. Therefore, carrying value approximates fair value.

Deposits. The fair value of demand deposits, savings, money market and NOW accounts represents the amount payable on demand. The fair value of time deposits is estimated by calculating the present value of cash flows on the time deposit portfolio discounted using interest rates currently offered for instruments of similar remaining maturities. There have been no changes in valuation techniques for the six months ended June 30, 2013.

Short-term Borrowings and Long-term Debt. The fair value of short-term borrowings and long-term debt are based upon the discounted value when using current rates at which borrowings of similar maturity could be obtained. There have been no changes in valuation techniques for the six months ended June 30, 2013.

Accrued Interest Receivable and Accrued Interest Payable. The carrying amounts of accrued interest receivable and payable approximate fair value due to the short maturities of these instruments. There have been no changes in valuation techniques for the six months ended June 30, 2013.

Derivative Instruments. See discussion related to fair value estimates for derivative instruments in the fair value hierarchy section above. There have been no changes in valuation techniques for the six months ended June 30, 2013.

The following tables summarize the carrying amounts and estimated fair values of the Company's financial instruments.

	June 30, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$87,808	$87,808	$87,808	$—	$—
Investment securities available for sale	376,536	376,536	93	376,443	—
Investment securities held to maturity	200	408	—	—	408
Loans held for sale	21,390	21,390	—	21,390	—
Loans, net	1,317,556	1,324,424	—	—	1,324,424
Federal Home Loan Bank stock	6,904	6,904	—	6,904	—
Bank-owned life insurance	32,642	32,642	—	32,642	—
Derivative assets	4,629	4,629	—	4,629	—
Accrued interest receivable	5,635	5,635	—	5,635	—

Financial liabilities:
Deposits	1,654,699	1,656,752	—	1,656,752	—
Short-term borrowings	68,002	67,884	—	—	67,884
Long-term debt	45,341	45,284	—	—	45,284
Derivative liabilities	4	4	—	4	—
Accrued interest payable	682	682	—	682	—

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$50,463	$50,463	$50,463	$—	$—
Investment securities available for sale	136,311	136,311	58	136,253	—
Investment securities held to maturity	180	410	—	—	410
Loans held for sale	16,439	16,439	—	16,439	—
Loans, net	759,418	763,572	—	—	763,572
Federal Home Loan Bank stock	2,307	2,307	—	2,307	—
Bank-owned life insurance	19,976	19,976	—	19,976	—
Derivative assets	210	210	—	210	—
Accrued interest receivable	5,154	5,154	—	5,154	—

Financial liabilities:
Deposits	873,222	876,674	—	876,674	—
Short-term borrowings	7,500	7,456	—	—	7,456
Long-term debt	19,864	19,821	—	—	19,821
Derivative liabilities	258	258	—	258	—
Accrued interest payable	476	476	—	476	—

NOTE I - CUMULATIVE PERPETUAL PREFERRED STOCK

Series A Preferred Stock

Pursuant to the Treasury’s TARP Capital Purchase Program, Crescent issued $24,900 in Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), on January 9, 2009. In addition, Crescent provided a warrant to the Treasury to purchase 833,705 shares of its common stock at an exercise price of $4.48 per share. These warrants were immediately exercisable and expire ten years from the date of issuance. The Series A Preferred Stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years and 9 percent per annum thereafter. The Series A Preferred Stock is redeemable at the option of the Company subject to regulatory approval.

The Company assigned a fair value to both the Series A Preferred Stock and common stock warrant in acquisition accounting in connection with Piedmont's acquisition of Crescent. These securities represent other equity interests that were recorded at estimated fair value. The Series A Preferred Stock was valued based on forecasting expected cash flows with an assumed repayment date and discounting these cash flows based on current market yields for preferred stock with similar risk. For purposes of the discount rate, the Company used the market yield on an index of publicly traded preferred stocks adjusted for a liquidity factor. The Series A Preferred Stock was assigned a fair value of $24,400 at acquisition, and the discount between this value and the $24,900 redemption value is being accreted as a reduction to retained earnings over a two-year period.

The common stock warrants were valued at $1.59 per share, or $1,325 in the aggregate, at acquisition using a Black-Scholes option pricing model. Assumptions used in the Black-Scholes option pricing model were as follows:

Risk-free interest rate*	0.31%
Expected life of warrants	2 years
Expected dividend yield	—%
Expected volatility	65.10%
 * The risk-free interest rate was based on the market yield for two-year U.S. Treasury securities as of the acquisition date.

In the second quarter of 2012, the Company received approval from the Federal Reserve Bank of Richmond to resume payment of preferred dividends on its Series A Preferred Stock. Crescent had deferred dividend payments with the payment due February 15, 2011, but the Company paid all deferred cumulative preferred dividends of approximately $1,600 plus then-current dividends on the quarterly payment date of May 15, 2012. The Company is current on all Series A Preferred Stock dividend payments.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Series B Preferred Stock

Pursuant to the ECB Merger Agreement, the Company agreed to exchange each share of ECB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, into one share of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock"). The redemption value of the Series B Preferred Stock is $17,949. At the closing of the ECB merger, the Company also issued a warrant to purchase 514,693.2 shares of the Company’s common stock to the Treasury in exchange for the warrant issued by ECB to Treasury on January 16, 2009 to purchase 144,984 shares of ECB’s common stock. The warrant issuance reflects the exchange ratio associated with the ECB merger. These warrants were immediately exercisable and expire ten years from the date of issuance. The Series B Preferred Stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years and 9 percent per annum thereafter. The Series B Preferred Stock is redeemable at the option of the Company subject to regulatory approval.

The Company assigned a fair value to both the Series B Preferred Stock and common stock warrant in acquisition accounting. These securities represent other equity interests that were recorded at estimated fair value. The Series B Preferred Stock was valued based on forecasting expected cash flows with an assumed repayment date and discounting these cash flows based on current market yields for preferred stock with similar risk. For purposes of the discount rate, the Company used the market yield on an index of publicly traded preferred stocks adjusted for a liquidity factor. The Series B Preferred Stock was assigned a fair value of $17,553 at acquisition, and the discount between this value and the $17,949 redemption value is being accreted as a reduction to retained earnings over the expected life.

The common stock warrant was valued at $0.26 per share, or $132 in the aggregate, at acquisition using a Black-Scholes option pricing model. Assumptions used in the Black-Scholes option pricing model were as follows:

Risk-free interest rate*	0.14%
Expected life of warrants	10.5 months
Expected dividend yield	—
Expected volatility	42.97%
 * The risk-free interest rate was based on the market yield for one-year U.S. Treasury securities as of the ECB acquisition date.

NOTE J - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the activity in accumulated other comprehensive income (loss), net of tax, for the periods presented.

	Investment Securities Available For Sale	Cash Flow Hedges	Accumulated Other Comprehensive Income

Balance at January 1, 2013	$2,085	$(267)	$1,818
Other comprehensive income (loss) before reclassifications, net of tax	(6,453)	2,491	(3,962)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(747)	—	(747)
Net other comprehensive income (loss) during period	(7,200)	2,491	(4,709)
Balance at June 30, 2013	$(5,115)	$2,224	$(2,891)

Balance at April 1, 2013	$1,373	$(211)	$1,162
Other comprehensive income (loss) before reclassifications, net of tax	(6,412)	2,435	(3,977)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(76)	—	(76)
Net other comprehensive income (loss) during period	(6,488)	2,435	(4,053)
Balance at June 30, 2013	$(5,115)	$2,224	$(2,891)

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Amounts reclassified from accumulated other comprehensive are included in the consolidated statements of operations as follows.

Accumulated Other Comprehensive Income Component	Amount Reclassified		Line Item Within Statement of Operations
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Investment securities available for sale:
Gross reclassification	$(123)	$(1,215)	Gain (loss) on sale of available for sale securities
Income tax expense	47	468	Income taxes
Reclassification, net of tax	$(76)	$(747)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

VantageSouth Bancshares, Inc. (the “Company”), is a bank holding company incorporated under the laws of Delaware in 2011. On July 22, 2013, the Company changed its name from Crescent Financial Bancshares, Inc. ("Crescent") to VantageSouth Bancshares, Inc. and transferred the listing of its common stock to the NYSE MKT, LLC under the ticker symbol "VSB." The Company conducts its business operations primarily through its commercial bank subsidiary, VantageSouth Bank (formerly known as Crescent State Bank). The Company is a subsidiary of Piedmont Community Bank Holdings, Inc. ("Piedmont"), and its headquarters are located in Raleigh, North Carolina. VantageSouth Bank (the "Bank") was incorporated in 1998 as a North Carolina-chartered commercial bank and operates forty-six banking offices in central and eastern North Carolina.

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. This discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results for the three and six months ended June 30, 2013 and 2012 as well as the financial condition of the Company as of June 30, 2013 and December 31, 2012. Because of the separate reporting for predecessor and successor periods in 2012, the Company's results of operations between these periods and the six months ended June 30, 2013 are not comparable. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report.

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

Pursuant to the Merger Agreement, the Company agreed to exchange each share of ECB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, into one share of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B. At the closing of the ECB merger, the Company also issued a warrant to purchase 514,693.2 shares of the Company’s common stock to the U.S. Department of the Treasury (“Treasury”) in exchange for the warrant issued by ECB to Treasury on January 16, 2009 to purchase 144,984 shares of ECB’s common stock. The warrant issuance reflects the exchange ratio associated with the ECB merger.

In connection with the ECB merger, the Company applied the acquisition method of accounting to ECB's balance sheet. Therefore, all acquired assets and liabilities were adjusted to fair value, and the historical allowance for loan losses was eliminated. The Company recorded a one-time acquisition gain of $8.2 million in the second quarter of 2013, which reflected the amount by which the fair value of acquired net assets exceeded the combined purchase price and fair value of other equity interests. The Company has a one-year measurement period from the acquisition date to finalize the recorded fair values of net assets acquired. The acquisition gain may change if initial fair value estimates are revised within the measurement period. The acquisition of ECB increased the Company's total assets by 77 percent, deposits by 81 percent, and stockholders' equity by 39 percent at the merger date. Therefore, the Company's results of operations and financial position were significantly impacted in second quarter of 2013 by the ECB merger.

Merger of Entities Under Common Control and Change in Reporting Entity

On November 30, 2012, the Company completed the merger of VantageSouth Bank ("Legacy VantageSouth") into Crescent State Bank in a share exchange. All outstanding Legacy VantageSouth shares of common stock were converted into the Company's shares at a 5.3278 exchange ratio for a total transaction value of approximately $35.0 million. The Company re-branded its wholly-owned banking subsidiary as VantageSouth Bank immediately following the merger.

The merger of Legacy VantageSouth into VantageSouth Bancshares, Inc. was a merger of commonly-controlled companies and was accounted for in a manner similar to a pooling of interests transaction. Thus, the Company's financial statements were retrospectively adjusted to combine the financial condition and the results of operations of Crescent and Legacy VantageSouth from the date the two companies became commonly controlled by Piedmont. Due to the application of push-down accounting to Legacy VantageSouth's books on February 1, 2012, which was the date that Piedmont purchased the bank's remaining non-controlling equity interests, periods prior to this date are denoted as "Predecessor Company" and periods after this date are denoted as "Successor Company."

Executive Summary

The following is a summary of the Company’s financial results and significant events in the second quarter of 2013:

•	Net income was $3.7 million in the second quarter of 2013, which was an increase from $338 thousand in the second quarter of 2012.

•
Operating earnings, which excludes securities gains, a one-time acquisition gain, and merger and conversion costs, were $2.8 million in the second quarter of 2013 compared to $360 thousand in second quarter of 2012.

•
The Company completed the merger and system conversion of ECB in the second quarter of 2013. The ECB merger generated a one-time gain of $8.2 million in the second quarter of 2013, while merger and system conversion costs totaled $12.0 million in the quarter.

•	Annualized net loan growth was approximately 24 percent in the second quarter of 2013, excluding acquired ECB loans, which was driven by loan originations of $154.2 million.

•	Net interest margin expanded to 4.67 percent in the second quarter of 2013 from 4.33 percent in the second quarter of 2012.

•
Operating non-interest income, which excludes a one-time acquisition gain, increased to $4.9 million in the second quarter of 2013 as the Company continued to expand its government guaranteed lending and mortgage businesses and acquired a merchant banking platform and expanded its deposit-related fee income base through the ECB merger.

•	Asset quality continued to improve as nonperforming assets decreased to 1.33 percent of total assets as of June 30, 2013 from 1.71 percent of total assets as of December 31, 2012.

•	Operating efficiency, which represents operating expenses to total operating revenues, improved to 75.9 percent in the second quarter of 2013 from 82.8 percent in the second quarter of 2012.

•
Effective July 22, 2013, the Company transferred the listing of its common stock to the NYSE MKT, LLC under the ticker symbol "VSB" and changed its name from Crescent Financial Bancshares, Inc. to VantageSouth Bancshares, Inc.

Non-GAAP Financial Measures

Statements included in this management discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company's management uses these non-GAAP financial measures, including: (i) net operating earnings (loss); (ii) pre-tax, pre-provision operating earnings; (iii) operating non-interest income, (iv) operating efficiency ratio, (v) adjusted allowance for loan losses to loans; and (vi) tangible common equity, in their analysis of the Company's financial condition and results of operations. The adjusted allowance for loan losses non-GAAP reconciliation is presented within the allowance for loan losses section of management's Analysis of Financial Condition below. The tangible common equity non-GAAP reconciliations, which includes tangible book value per share and the tangible common equity to tangible assets ratio, are presented within the capital section of management's Analysis of Financial Condition below.

	Successor Company		Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from February 1 to June 30, 2012	Period from January 1 to January 31, 2012

OPERATING EARNINGS

Net income (loss) (GAAP)	$3,700	$338	$2,894	$395	$529
Securities (gains) losses	(123)	27	(1,215)	(165)	—
Gain on acquisition	(8,241)	—	(8,241)	—	—
Merger and conversion costs	11,961	6	13,562	503	78
Income tax effect of adjustments	(4,484)	(11)	(4,609)	(129)	(30)
Net operating earnings (loss) (Non-GAAP)	$2,813	$360	$2,391	$604	$577

PRE-TAX, PRE-PROVISION OPERATING EARNINGS

Net income (loss) (GAAP)	$3,700	$338	$2,894	$395	$529
Provision for loan losses	1,492	2,046	3,432	2,915	195
Income tax expense (benefit)	(2,808)	(259)	(3,203)	(255)	270
Pre-tax, pre-provision income (loss)	2,384	2,125	3,123	3,055	994
Securities (gains) losses	(123)	27	(1,215)	(165)	—
Gain on acquisition	(8,241)	—	(8,241)	—	—
Merger and conversion costs	11,961	6	13,562	503	78
Pre-tax, pre-provision operating earnings (Non-GAAP)	$5,981	$2,158	$7,229	$3,393	$1,072

OPERATING NON-INTEREST INCOME

Non-interest income (GAAP)	$13,096	$2,390	$16,558	$3,862	$657
Gain on acquisition	(8,241)	—	(8,241)	—	—
Operating non-interest income (non-GAAP)	$4,855	$2,390	$8,317	$3,862	$657

OPERATING EFFICIENCY RATIO

Efficiency ratio (GAAP)	92.89%	82.89%	93.35%	85.29%	76.50%
Effect to adjust for gain on acquisition	30.28%	—%	19.88%	—	—
Effect to adjust for merger and conversion costs	(47.31)%	(0.04)%	(35.05)%	(2.42)%	(1.84)%
Operating efficiency ratio (Non-GAAP)	75.86%	82.85%	78.17%	82.87%	74.66%

Management believes that non-GAAP financial measures provide additional useful information that allows readers to evaluate the ongoing performance of the Company. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company's results or financial condition as reported under GAAP.

Analysis of Results of Operations

2Q 2013 compared to 2Q 2012

Net income was $3.7 million in the second quarter of 2013 compared to $338 thousand in the second quarter of 2012. After dividends and accretion on preferred stock, net income available to common stockholders was $3.0 million, or $0.07 per common share, in the second quarter of 2013 compared to a net loss of $29 thousand, or $0.00 per common share, in the second quarter of 2012. Operating earnings, which excludes securities gains, the ECB acquisition gain, and merger and conversion costs, improved to $2.8 million in the second quarter of 2013 from $360 thousand in the second quarter of 2012 as the Company improved its financial performance following the ECB merger by increasing net interest income, lowering provision for loan losses, increasing non-interest income, and by reducing its operating efficiency ratio. Similarly, pre-tax, pre-provision operating earnings increased to $6.0 million in the second quarter of 2013 from $2.2 million in the second quarter of 2012.

Two commonly-used measures of bank profitability are return on average assets (net income as a percentage of average total assets)and return on average stockholders' equity (net income as a percentage of average stockholders' equity). Annualized return on average assets was 0.75 percent in the second quarter of 2013 compared to 0.13 percent for the second quarter of 2012. Annualized return on average stockholders' equity in the second quarter of 2013 was 6.27 percent compared to 0.80 percent for the second quarter of 2012.

Year-to-Date

Net income was $2.9 million in the first six months of 2013 while net income was $395 thousand in the 2012 Successor Period and $529 thousand in the 2012 Predecessor Period. After dividends and accretion on preferred stock, net income available to common stockholders was $1.8 million, or $0.04 per common share, in the first six months of 2013, while net loss attributable to common stockholders was $216 thousand, or $0.01 per common share, in the 2012 Successor Period, and net income available to common stockholders was $407 thousand, or $0.01 per common share, in the 2012 Predecessor Period. Operating earnings were$2.4 million in the first six months of 2013, $604 thousand in the 2012 Successor Period, and $577 thousand in the 2012 Predecessor Period.

Annualized return on average assets was 0.38 percent in the first six months of 2013 compared to 0.09 percent for the 2012 Successor Period and 0.58 percent for the 2012 Predecessor Period. Annualized return on average stockholders' equity for the first six months of 2013 was 2.84 percent compared to 0.56 percent for the 2012 Successor Period and 3.67 percent for the 2012 Predecessor Period.

Net Interest Income

2Q 2013 compared to 2Q 2012

Net interest income was $20.4 million in the second quarter of 2013 compared to $10.0 million in the second quarter of 2012. The increase in net interest income was the result of a significant increase in earning assets from organic business activity and the ECB merger as well as an improved net interest margin. Average earning assets increased from $937.7 million in the second quarter of 2012 to $1.75 billion in the second quarter of 2013. Over this period, average loan balances increased by $611.5 million, of which $466.7 million was from acquired ECB loans, and average investment securities balances increased by $222.2 million. In addition, average deposits increased by $768.6 million, of which $736.1 million was from the ECB merger.

The Company's net interest margin expanded from 4.33 percent in the second quarter of 2012 to 4.67 percent in the second quarter of 2013. The improved net interest margin was due to lower costs on interest-bearing liabilities and slightly higher yields on earning assets. The yield on earning assets increased from 5.09 percent in the second quarter of 2012 to 5.12 percent in the second quarter of 2013, which reflected increased loan yields partially offset by lower yields on investment securities. The increase in loan yields was a product of higher acquired ECB loan yields, which included a favorable impact from acquisition accounting fair value adjustments, partially offset by lower prevailing market loan rates on new loan originations. Securities yields declined as the Company reinvested principal paydowns and proceeds from sales at lower current market rates and as yields on the acquired ECB securities portfolio were lowered to current market rates.

The cost of interest-bearing liabilities declined from 0.91 percent in the second quarter of 2012 to 0.51 percent in the second quarter of 2013, which primarily reflected a lower cost of deposits as the Company adjusted interest rates it pays on certain checking and money market accounts in the second quarter of 2013 and incorporated the ECB deposit base. Further, in order to fund loan growth and to hedge the risk of rising interest rates on the Company's financial condition, the Company increased its level of borrowings in the current quarter in the form of FHLB advances which also lowered overall funding costs.

In the second quarter of 2013, the Company entered into a series of forward starting interest rate swaps on an aggregate of $75.0 million of forecasted 90-day FHLB advances. Beginning on the respective effective date, these interest rate swaps will exchange the short-term variable interest rate the Company is to pay on the advances with fixed interest rates ranging from 1.65 to 1.72 percent. These interest rate swaps are considered effective cash flow hedges; therefore, changes in the fair value of the hedges, net of tax, are recorded to other comprehensive income. The purpose of these cash flow hedges is to mitigate the risk that potentially rising interest rates pose to the Company's tangible book value. Since the fair value of the investment securities portfolio generally declines in a rising interest rate environment, these cash flow hedges are expected to partially reduce the negative impact to stockholders' equity in such an environment. In the second quarter of 2013, the fair value of the investment securities portfolio declined net of tax by $6.5 million, or $0.14 per outstanding common share, primarily due to increases in market interest rates, while the fair value of cash flow hedges increased net of tax by $2.4 million, or $0.05 per outstanding common share, thus partially reducing the negative impact of lower securities values to tangible book value. The Company's management and board of directors actively manage interest rate risk, and based on its interest rate risk modeling, the Company believes its balance sheet is appropriately positioned for changing interest rate scenarios in the short term and long term.

Income accretion on purchased loans totaled $6.2 million in the second quarter of 2013, which consisted of $3.9 million of accretion on purchased credit-impaired ("PCI") loans and $2.3 million of accretion income on purchased non-impaired loans. PCI loan accretion represents all interest income recorded for those loans in the period while accretion income on purchased non-impaired loans represents accretion of the fair value discount on the effective yield method, which increased interest income above contractual yields. Time deposit fair value amortization totaled $966 thousand, and net amortization of short-term borrowings and long-term debt totaled $18 thousand, which reduced interest expense. Acquisition accounting amortization reduced the Company's cost of interest-bearing liabilities by 0.26 percent in the second quarter of 2013.

Year-to-Date

Net interest income in the first six months of 2013 totaled $30.4 million while net interest income totaled $16.9 million in the 2012 Successor Period and $3.6 million in the 2012 Predecessor Period. Average earning assets totaled $1.35 billion in the first six months of 2013, which was a significant increase from $945.6 million in the 2012 Successor Period and $934.3 million in the 2012 Predecessor Period. The increase in average interest-earning assets was primarily the result of assets acquired in the ECB merger as well as organic loan growth.

Net interest margin was 4.53 percent in the first six months of 2013, which was an increase from 4.36 percent in the 2012 Successor Period but a slight decrease from 4.55 percent in the 2012 Predecessor Period. The increase in net interest margin from the 2012 Successor Period was primarily due to a reduction in the cost of interest-bearing liabilities which fell from 0.91 percent in the 2012 Successor Period to 0.60 percent in the first six months of 2013. Declining yields on interest-earning assets partially offset the improvement in the cost of interest-bearing liabilities due to the origination of new loans at lower current market rates and the reinvestment of principal paydowns and proceeds from sales of securities at lower current market rates. The average yield on loans decreased from 6.08 percent in the 2012 Successor Period and 6.15 percent in the 2012 Predecessor Period to 5.97 percent in the first six months of 2013, and the average yield on investment securities declined from 2.70 percent in the 2012 Successor Period and 2.74 percent in the 2012 Predecessor Period to 2.15 percent in the first six months of 2013.

Income accretion on purchased loans totaled $9.7 million in the first six months of 2013, which consisted of $7.3 million of accretion on purchased credit-impaired ("PCI") loans and $2.4 million of accretion income on purchased non-impaired loans. Time deposit fair value amortization totaled $1.4 million, which reduced interest expense, while net accretion of short-term borrowings and long-term debt totaled $19 thousand, which increased interest expense. Time deposit amortization, net of accretion on short-term borrowings and long-term debt reduced the Company's cost of interest-bearing liabilities by 0.24 percent in the first six months of 2013. Income accretion on purchased loans totaled $6.9 million and $1.6 million in the 2012 Successor Period and 2012 Predecessor Period, respectively. Net amortization of fair value premiums on interest-bearing liabilities in the 2012 Successor Period and 2012 Predecessor Period totaled $1.4 million and $298 thousand, respectively, which reduced the Company's cost of interest-bearing liabilities by 0.42 percent and 0.45 percent, respectively.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

2Q 2013 compared to 2Q 2012

	Three months ended June 30, 2013			Three months ended June 30, 2012
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans (1)	$1,316,237	$20,376	6.21%	$704,723	$10,707	6.11%
Investment securities (2)	394,398	2,008	2.04	172,228	1,138	2.66
Federal funds and other	43,719	21	0.19	60,791	33	0.22
Total interest-earning assets	1,754,354	22,405	5.12%	937,742	11,878	5.09%
Non-interest-earning assets	225,912			128,305
Total assets	$1,980,266			$1,066,047

Liabilities and Equity
Interest-bearing demand	$333,215	183	0.22%	$144,283	$162	0.45%
Money market and savings	484,685	346	0.29	234,163	395	0.68
Time	620,441	1,090	0.70	382,972	905	0.95
Total interest-bearing deposits	1,438,341	1,619	0.45	761,418	1,462	0.77
Short-term borrowings	58,292	42	0.29	2,889	4	0.56
Long-term debt	45,465	313	2.76	22,764	311	5.49
Total interest-bearing liabilities	1,542,098	1,974	0.51%	787,071	1,777	0.91%
Noninterest-bearing deposits	192,459			100,767
Other liabilities	8,846			7,237
Total liabilities	1,743,403			895,075
Stockholders’ equity	236,863			170,972
Total liabilities and stockholders’ equity	$1,980,266			$1,066,047

Net interest income, taxable equivalent		$20,431			$10,101
Interest rate spread (3)			4.61%			4.18%
Tax equivalent net interest margin (4)			4.67%			4.33%

Percentage of average interest-earning assets to average interest-bearing liabilities			113.76%			119.14%
* Taxable equivalent basis

(1)	Loans include loans held for sale and nonaccrual loans.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rates of 34.0 percent. The taxable-equivalent adjustment was $4 thousand, and $68 thousand for the 2013 and 2012 periods, respectively.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Year-to-Date

	Successor Company						Predecessor Company
	Six Months Ended June 30, 2013			Period from February 1 to June 30, 2012			Period from January 1 to January 31, 2012
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans (1)	$1,049,646	$31,073	5.97%	$717,407	$18,009	6.08%	$730,387	$3,807	6.15%
Investment securities (2)	268,589	2,866	2.15	174,542	1,941	2.70	180,220	419	2.74
Federal funds and other	36,672	37	0.20	53,610	49	0.22	23,719	4	0.20
Total interest-earning assets	1,354,907	33,976	5.06%	945,559	19,999	5.13%	934,326	4,230	5.35%
Non interest-earning assets	180,565			121,443			134,240
Total assets	$1,535,472			$1,067,002			$1,068,566

Liabilities and Equity
Interest-bearing demand	$258,441	323	0.25%	$151,751	$318	0.51%	$172,363	$108	0.74%
Money market and savings	374,801	689	0.37	224,160	634	0.69	184,716	96	0.61
Time	491,845	1,909	0.78	386,767	1,505	0.94	404,999	326	0.95
Total interest-bearing deposits	1,125,087	2,921	0.52	762,678	2,457	0.78	762,078	530	0.82
Short-term borrowings	32,751	54	0.33	3,766	6	0.39	968	—	—
Long-term debt	34,333	583	3.42	23,333	512	5.32	24,217	103	5.02
Total interest-bearing liabilities	1,192,171	3,558	0.60%	789,777	2,975	0.91%	787,263	633	0.95%
Non interest-bearing deposits	130,215			100,070			107,156
Other liabilities	7,634			6,739			4,184
Total liabilities	1,330,020			896,586			898,603
Stockholders’ equity	205,452			170,416			169,963
Total liabilities and stockholders’ equity	$1,535,472			$1,067,002			$1,068,566

Net interest income, taxable equivalent		$30,418			$17,024			$3,597
Interest rate spread (3)			4.46%			4.22%			4.40%
Tax equivalent net interest margin (4)			4.53%			4.36%			4.55%

Percentage of average interest-earning assets to average interest-bearing liabilities			113.65%			119.72%			118.68%
* Taxable equivalent basis

(1)	Loans include loans held for sale in addition to nonaccrual loans.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rates of 34.0 percent. The taxable-equivalent adjustment was $46 thousand, $115 thousand, and $24 thousand for 2013 and the 2012 Successor and Predecessor Periods, respectively.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

The Company has not included a standard table for the year-to-date period presenting the variances between the periods caused by changes in interest rates versus changes in volumes because of the incomparability of the periods, which is due to the difference in the number of days in each period and the difference in the basis of accounting between the periods.

Provision for Loan Losses

2Q 2013 compared to 2Q 2012

Provision for loan losses was $1.5 million in the second quarter of 2013 compared to $2.0 million in the second quarter of 2012. The allowance for loan and lease losses ("ALLL") and related provision were calculated for the Company's following three portfolio categories: non-acquired loans, purchased non-impaired loans, and PCI loans. In the second quarter of 2013, the non-acquired loan provision was $1.5 million, purchased non-impaired loan provision was $356 thousand, and the Company recognized a PCI loan provision recovery of $397 thousand, which reduced the ALLL.

The following table summarizes the changes in the ALLL for each loan category in 2Q 2013 and 2Q 2012.

(Dollars in thousands)	Non-Acquired	Purchased Non-Impaired	Purchased Credit-Impaired	Total

2Q 2013:
Balance at April 1, 2013	$2,834	$210	$2,483	$5,527
Net charge-offs	(28)	(566)	—	(594)
Provision for loan losses	1,533	356	(397)	1,492
Balance at June 30, 2013	$4,339	$—	$2,086	$6,425

2Q 2012:
Balance at April 1, 2012	$1,236	$371	$—	$1,607
Net charge-offs	—	(610)	—	(610)
Provision for loan losses	401	873	772	2,046
Balance at June 30, 2012	$1,637	$634	$772	$3,043

The reduction in provision for loan losses in the second quarter of 2013 compared to the prior year second quarter was primarily due to improvements in expected cash flows on the Company's PCI loans, which generated a net provision recovery of $397 thousand in the second quarter of 2013, and lower provision on purchased non-impaired loans. The lower provision on purchased loans was partially offset by higher provision on the non-acquired loan portfolio as the balance of this portfolio increased by $137.7 million in the second quarter of 2013, which was a significantly higher growth rate than in the prior year.

The ALLL was $6.4 million, or 0.49 percent of total loans as of June 30, 2013 compared to $5.5 million, or 0.70 percent of total loans as of March 31, 2013 and $4.0 million, or 0.52 percent of total loans as of December 31, 2012. Adjusted ALLL, which includes the ALLL and net acquisition accounting fair value adjustments for acquired loans, represented 3.70 percent of total loans as of June 30, 2013 compared to 2.54 percent as of March 31, 2013 and 2.70 percent as of December 31, 2012.

Nonperforming loans as a percentage of total loans was 1.14 percent as of June 30, 2013, which was a decline from 1.67 percent as of December 31, 2012. Total nonperforming assets (which include nonaccrual loans, loans past due 90 days or more and still accruing, and foreclosed assets) as a percentage of total assets as of June 30, 2013 was 1.33 percent, which was a decline from 1.71 percent as of December 31, 2012. The decline in nonperforming assets was due to the ECB merger as well as the Company's continuing efforts to resolve legacy problem assets while maximizing value. These resolution efforts have included a combination of asset sales through various channels and successful loan workout plans.

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

Results of the Company’s second quarter 2013 cash flow re-estimation for PCI loans are summarized as follows.

(Dollars in thousands)	Impairment	Cash Flow Improvement	New Yield	Previous Yield

Loan pools with cash flow improvement	$(501)	$300	6.69%	6.35%
Loan pools with impairment	104	—	9.10%	9.37%
Total	$(397)	$300	7.25%	7.07%

The second quarter of 2013 cash flow re-estimation indicated a total improvement in the present value of estimated cash flows on PCI loan pools of $697 thousand. The $300 thousand of estimated cash flow improvement on related loan pools will be recorded as additional interest income as a prospective yield adjustment over the remaining life of the loans. The $397 thousand net reduction in impairment lowered the allowance for loan losses in the second quarter of 2013. The pool-level impairment and cash flow improvement were calculated as the difference between the pool-level recorded investment and the net present value of estimated cash flows at the time of the cash flow re-estimation.

Year-to-Date

Provision for loan losses was $3.4 million in the first six months of 2013 while provision for loan losses totaled $2.9 million in the 2012 Successor Period and $195 thousand in the 2012 Predecessor Period. The following table summarizes the changes in ALLL for each loan category in the six months ended June 30, 2013.

(Dollars in thousands)	Non-Acquired	Purchased Non-Impaired	Purchased Credit-Impaired	Total

Balance at January 1, 2013	$2,665	$55	$1,278	$3,998
Net charge-offs	(118)	(887)	—	(1,005)
Provision for loan losses	1,792	832	808	3,432
Balance at June 30, 2013	$4,339	$—	$2,086	$6,425

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Successor Company		Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from February 1 to June 30, 2012	Period from January 1 to January 31, 2012

Service charges and fees on deposit accounts	$1,525	$557	$2,040	$906	$194
Mortgage banking	1,096	770	1,487	1,266	225
Government-guaranteed lending	1,058	572	2,177	566	98
Bank-owned life insurance	310	203	505	337	70
Gain (loss) on sales of available for sale securities	123	(27)	1,215	165	—
Gain on acquisition	8,241	—	8,241	—	—
Other	743	315	893	622	70
Total non-interest income	$11,571	$1,833	$14,518	$2,956	$463

2Q 2013 compared to 2Q 2012

Non-interest income totaled $13.1 million in the second quarter of 2013, which was a significant increase from $2.4 million in the second quarter of 2012. Non-interest income in the current quarter included a one-time acquisition gain of $8.2 million related to the ECB merger, which reflected the amount by which the fair value of acquired net assets exceeded the combined purchase price and fair value of other equity interests.

Service charges and fees on deposit accounts increased by $968 thousand primarily due to the addition of deposit accounts acquired in the ECB merger. Mortgage banking income increased by $326 thousand with the addition of mortgage lenders in eastern North Carolina and improving residential real estate markets which provided more lending opportunities for home purchases. Government-guaranteed lending income, which includes gains on sales of the guaranteed portion of certain SBA loans originated by the Company as well as servicing fees on previously sold SBA loans, increased by $486 thousand. The Company sells the guaranteed portion of certain SBA loans in the secondary market without recourse and recognizes gains as those loans are sold at a premium. The $428 thousand increase in other non-interest income was primarily due to the significant expansion of the Company's merchant banking business through the ECB merger.

Year-to-Date

Non-interest income totaled $16.6 million in the first six months of 2013 while non-interest income totaled $3.9 million in the 2012 Successor Period and $657 thousand in the 2012 Predecessor Period. Non-interest income in the current year-to-date period included a one-time acquisition gain of $8.2 million related to the ECB merger. Securities gains totaled $1.2 million in the first six months of 2013 as the Company recognized gains upon selling the majority of its municipal bonds for balance sheet management and tax purposes. Additionally, service charges and fees on deposits, mortgage banking income, government-guaranteed lending income, and bank-owned life insurance income totaled $2.0 million, $1.5 million, $2.2 million, and $505 thousand, respectively, in the first six months of 2013. Other non-interest income was significantly impacted in the first six months of 2013 by the expansion of the Company's merchant banking business through the ECB merger.

Non-Interest Expense

The following table provides a summary of non-interest expense for the periods presented.

	Successor Company		Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from February 1 to June 30, 2012	Period from January 1 to January 31, 2012

Salaries and employee benefits	$11,009	$5,513	$17,000	$9,013	$1,737
Occupancy and equipment	2,408	1,353	3,955	2,162	396
Data processing	1,075	594	1,719	1,039	212
FDIC deposit insurance premiums	400	229	627	506	141
Professional services	914	584	1,411	1,125	144
Foreclosed asset expenses	79	295	262	390	11
Other loan-related expense	792	335	1,253	752	162
Merger and conversion costs	11,961	6	13,562	503	78
Other	2,502	1,389	4,018	2,226	355
Total non-interest expense	$31,140	$10,298	$43,807	$17,716	$3,236

2Q 2013 compared to 2Q 2012

Non-interest expense totaled $31.1 million in the second quarter of 2013 which was a significant increase from $10.3 million in the second quarter of 2012. The increase in expenses was primarily due to $12.0 million in merger and conversion-related costs in the second quarter of 2013, which included professional fees, severance, and other expenses required to close the ECB merger as well as costs to convert ECB's data processing, technology, signage, and branch network to the Company's integrated platform. Additionally, salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories increased primarily due to the ECB merger which added employees, branch and other facilities, and equipment to the Company's expense base. The Company's operating efficiency ratio, which excludes non-recurring merger and conversion costs, improved from 82.8 percent in the second quarter of 2012 to 75.9 percent in the second quarter of 2013. Much of the improvement in the operating efficiency ratio was due to increased scale and operating leverage provided by the ECB merger combined with cost cutting measures implemented during the second quarter of 2013 which will begin to fully benefit the Company in the third quarter of 2013. For example, full time equivalent employees for the combined Company decreased from 520 as of March 31, 2013 to 485 as of June 30, 2013.

Year-to-Date

Non-interest expense totaled $43.8 million in the first six months of 2013 while non-interest expense totaled $17.7 million in the 2012 Successor Period and $3.2 million in the 2012 Predecessor Period. Expenses in the first six months of 2013 were significantly impacted by ECB merger and system conversion costs, which totaled $13.6 million, as well as a higher general expense run rate following the ECB merger. The Company's operating efficiency ratio was 78.2 percent in the first six months of 2013 compared to 82.9 percent in the 2012 Successor Period and 74.7 percent in the 2012 Predecessor Period.

Income Taxes

The Company’s income tax benefit was $2.8 million in the second quarter of 2013 compared to $259 thousand in the second quarter of 2012. Taxable income was calculated using pre-tax net income adjusted for the one-time, non-taxable acquisition gain in the second quarter of 2013, non-taxable municipal investment income, bank-owned life insurance income, and non-deductible merger costs. The Company’s income tax benefit was $3.2 million in the first six months of 2013. The income tax benefit was $255 thousand in the 2012 Successor Period, and income tax expense was $270 thousand in the 2012 Predecessor Period.

Based on the Company's analysis of positive and negative evidence regarding future realization of its deferred tax assets, which included an evaluation of historical and forecasted pre-tax earnings, net operating loss carryforward periods, merger costs and savings, asset quality trends, capital levels, and potential tax planning strategies, the Company determined that there was sufficient positive evidence to indicate that it would likely realize the full value of its deferred tax assets over time and therefore it was determined that no valuation allowance on its deferred tax assets was needed as of June 30, 2013.

Analysis of Financial Condition

Total assets were $2.01 billion as of June 30, 2013, which was an increase of $924.2 million from total assets as of December 31, 2012. The ECB merger provided $856.4 million of asset growth in the year-to-date period. Earning assets totaled $1.79 billion, or 89 percent of total assets, as of June 30, 2013 compared to $953.2 million, or 88 percent of total assets, as of December 31, 2012. Earning assets as of June 30, 2013 consisted of $1.32 billion in gross loans, $21.4 million in loans held for sale, $383.6 million in investment securities, including Federal Home Loan Bank (“FHLB”) stock, and $58.5 million in federal funds sold and interest-earning deposits with correspondent banks. Deposits were $1.65 billion as of June 30, 2013, which was an increase of $781.5 million from deposits as of December 31, 2012. The ECB merger provided $736.1 million of deposit growth in the year-to-date period. Short-term borrowings increased by $60.5 million in the year-to-date period while long-term debt increased by $25.5 million. Stockholders' equity increased by $55.9 million, which was primarily due to $66.6 million of net assets acquired in the ECB merger, partially offset by a decline in accumulated other comprehensive income (loss).

Since the ECB merger significantly impacted each major component of the Company's balance sheet, the following table has been provided to summarize the year-to-date changes in major balance sheet components including and excluding the acquired ECB balances.

(Dollars in thousands)	June 30, 2013	December 31, 2012	YTD Change	Acquired ECB Balances April 1, 2013	YTD Change Excluding Acquired ECB Balances

Cash and cash equivalents	$87,808	$50,463	$37,345	$24,008	$13,337
Investment securities available for sale	376,536	136,311	240,225	289,359	(49,134)
Loans held for sale	21,390	16,439	4,951	13,646	(8,695)
Loans	1,323,981	763,416	560,565	453,054	107,511
Allowance for loan losses	(6,425)	(3,998)	(2,427)	—	(2,427)
Other assets	206,130	122,594	83,536	76,363	7,173
Total assets	$2,009,420	$1,085,225	$924,195	$856,430	$67,765

Deposits	$1,654,699	$873,222	$781,477	$736,114	$45,363
Short-term borrowings	68,002	7,500	60,502	34,284	26,218
Long-term debt	45,341	19,864	25,477	16,460	9,017
Other liabilities	11,505	10,698	807	3,015	(2,208)
Total liabilities	1,779,547	911,284	868,263	789,873	78,390
Stockholders' equity (1)	229,873	173,941	55,932	66,557	(10,625)
Total liabilities and stockholders' equity	$2,009,420	$1,085,225	$924,195	$856,430	$67,765

(1)	Acquired ECB stockholders' equity balance includes an acquisition gain of $8.2 million which was recorded in earnings in the second quarter of 2013.

Investment Securities

The amortized cost and fair value of the available-for-sale securities portfolio was $308.9 million and $300.8 million, respectively, as of June 30, 2013 compared to $132.9 million and $136.3 million, respectively, as of December 31, 2012. Excluding acquired ECB investments, available for sale securities declined by $49.1 million year-to-date through June 30, 2013, which partially funded the Company's core loan growth. The Company also drew down its investment portfolio to properly manage its liquidity and interest rate risk position following the ECB merger.

Marketable investment securities are accounted for as available for sale and are recorded at fair value with unrealized gains and losses charged to accumulated other comprehensive income. The investment securities portfolio as of June 30, 2013 consisted of U.S. government-sponsored enterprise ("GSE") securities, securities guaranteed by the U.S. Small Business Administration ("SBA"), residential mortgage-backed securities (“MBS”), which were all issued by GSEs, investment grade corporate bonds, investment grade commercial MBS issued by financial institutions, investment grade non-taxable municipal obligations, and the common stock of a North Carolina-based community bank. As of June 30, 2013 and December 31, 2012, the securities portfolio had $1.8 million and $3.5 million, respectively, of unrealized gains and $10.2 million and $96 thousand, respectively, of unrealized losses. None of these securities had been in an unrealized loss position for more than twelve months at either date.

The following table summarizes the amortized cost and fair value of the securities portfolio.

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. government-sponsored enterprise securities	$4,970	$4,822	$—	$—
SBA-guaranteed securities	71,016	70,890	—	—
Residential MBS	230,913	221,961	76,249	76,777
Corporate bonds	70,681	71,435	30,861	32,508
Commercial MBS	6,390	6,482	6,612	6,885
Municipal obligations – non-taxable	600	600	15,492	16,201
Municipal obligations – taxable	—	—	2,583	2,725
Other debt securities	253	253	1,083	1,157
Marketable equity securities	37	93	37	58
Total securities available for sale	$308,874	$300,824	$132,917	$136,311

The following table summarizes debt securities in the investment portfolio as of June 30, 2013, segregated by major category with ranges of maturities and average yields.

	June 30, 2013
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)

U.S. government-sponsored enterprise securities:
One to five years	$4,970	$4,822	1.07%
Total	4,970	4,822	1.07
SBA-guaranteed securities:
One to five years	7,903	7,908	0.26
Five to ten years	26,880	26,741	1.95
After ten years	36,233	36,241	2.02
Total	71,016	70,890	1.80
Residential MBS (2):
Within one year	668	678	1.20
One to five years	93,903	91,505	1.35
Five to ten years	70,650	67,895	2.14
After ten years	65,692	61,883	2.54
Total	230,913	221,961	1.93
Corporate bonds:
Within one year	2,000	2,000	6.72
One to five years	60,531	61,713	2.67
Five to ten years	8,150	7,722	3.08
Total	70,681	71,435	2.83
Commercial MBS (2):
One to five years	2,662	2,705	5.21
Five to ten years	3,728	3,777	5.30
Total	6,390	6,482	5.26
Municipal obligations - non-taxable:
Within one year	600	600	6.44
Total	600	600	6.44
Other debt securities:
One to five years	253	253	1.69
Total	253	253	1.69
Total debt securities	$384,823	$376,443	2.12

(1)	Yields are calculated on a taxable equivalent basis using the statutory federal income tax rate of 34 percent. Yields are calculated based on the amortized cost of the securities.

(2)	Mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on weighted average maturities anticipating future prepayments.

The Company also owned $6.9 million and $2.3 million of FHLB stock as of June 30, 2013 and December 31, 2012, respectively. This stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

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

Loans, net of deferred loan fees, totaled $1.32 billion as of June 30, 2013, which was an increase of $560.6 million from December 31, 2012. Excluding acquired ECB loans, core loan growth was $107.5 million on a year-to-date basis. The Company has generated robust net loan growth to date in 2013 which was driven by loan originations totaling $235.4 million. The composition of the Company’s loan portfolio as of June 30, 2013 was as follows: 49.2 percent commercial real estate loans, 16.8 percent commercial and industrial loans, 9.5 percent commercial construction and land development loans, 14.0 percent residential real estate loans, 2.5 percent consumer construction and land development loans, 7.2 percent home equity loans and lines of credit, and consumer loans at 0.7 percent. The composition of the loan portfolio as of December 31, 2012 was as follows: 51.5 percent commercial real estate loans, 12.9 percent commercial and industrial loans, 9.5 percent commercial construction and land development loans, 16.4 percent residential real estate loans, 0.8 percent consumer construction and land development loans, 8.3 percent home equity loans and lines of credit, and consumer loans at 0.6 percent.

For each acquired loan portfolio, the Company made fair value adjustments by projecting expected future principal and interest cash flows over the remaining life of each loan and then discounting those cash flows based on then-current market rates for similar loans. Because acquired loans are marked to fair value and the legacy allowance for loan losses is eliminated at acquisition, the Company believes an analysis of the loan portfolio carrying value and unpaid borrower principal balances ("UPB") is important in evaluating the portfolio.

The following table summarizes the UPB and carrying amounts of the loan portfolio by type.

	June 30, 2013			December 31, 2012
(Dollars in thousands)	UPB	Carrying Amount	% of UPB	UPB	Carrying Amount	% of UPB

Commercial:
Commercial real estate	$679,922	$652,021	95.9%	$402,031	$392,955	97.7%
Commercial and industrial	228,654	222,101	97.1%	100,893	98,701	97.8%
Construction and development	134,311	125,968	93.8%	79,081	72,566	91.8%
Consumer:
Residential real estate	192,651	185,534	96.3%	128,980	125,277	97.1%
Construction and development	35,537	33,390	94.0%	6,457	6,203	96.1%
Home equity	102,324	95,764	93.6%	66,634	63,486	95.3%
Consumer	10,438	9,913	95.0%	4,382	4,325	98.7%
Total	$1,383,837	$1,324,691	95.7%	$788,458	$763,513	96.8%

Acquired loans increased from $476.5 million as of December 31, 2012 to $830.2 million as of June 30, 2013 due to the ECB merger while non-acquired loans increased from $287.0 million as of December 31, 2012 to $494.5 million as of June 30, 2013. As the portfolio mix becomes more heavily weighted toward non-acquired loans, the portfolio more closely reflects the Company's current underwriting standards and its portfolio allocation strategy.

The following table summarizes the scheduled maturities of loans separated by fixed and variable rate loans.

	June 30, 2013
(Dollars in thousands)	Commercial Real Estate	Commercial Construction and Development	Commercial and Industrial	Residential Real Estate	Consumer Construction	Home Equity	Consumer	Total

Fixed Rate: (1)
1 year or less	$51,294	$8,063	$22,788	$11,855	$2,930	$1,336	$1,960	$100,226
1-5 years	237,381	24,113	34,345	66,948	13,730	3,406	5,070	384,993
After 5 years	147,245	7,052	23,104	35,962	1,424	371	828	215,986
Total	435,920	39,228	80,237	114,765	18,084	5,113	7,858	701,205
Variable Rate: (1)
1 year or less	27,382	22,439	46,800	7,345	10,935	285	787	115,973
1-5 years	122,310	57,584	76,507	18,855	4,371	8,987	890	289,504
After 5 years	66,409	6,717	18,557	44,569	—	81,379	378	218,009
Total	216,101	86,740	141,864	70,769	15,306	90,651	2,055	623,486
Total loans	$652,021	$125,968	$222,101	$185,534	$33,390	$95,764	$9,913	$1,324,691

(1)	Loan maturities are presented based on the final contractual maturity of each loan and do not reflect contractual principal payments prior to maturity on amortizing loans.

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

Nonperforming loans as a percentage of total loans was 1.14 percent as of June 30, 2013, which was a decline from 1.67 percent as of December 31, 2012 and 2.58 percent as of June 30, 2012. Total nonperforming assets as a percentage of total assets as of June 30, 2013 totaled 1.33 percent, which was a decline from 1.71 percent as of December 31, 2012 and 2.41 percent as of June 30, 2012. The decline in nonperforming assets was due to the ECB merger and the Company's continuing efforts to resolve legacy problem assets while maximizing value. These resolution efforts have included a combination of asset sales through various channels and successful loan workout plans.

The following table summarizes the Company's nonperforming assets.

(Dollars in thousands)	June 30, 2013	December 31, 2012

Nonaccrual loans	$7,969	$5,995
Accruing loans past due 90 days or more (1)	7,147	6,775
Foreclosed assets	11,632	5,837
Total nonperforming assets	$26,748	$18,607

Restructured loans not included above	$550	$104
(1)    Balances are comprised of PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

The following table summarizes the Company’s nonperforming loans by type.

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying Value	% of Loans in Category	Carrying Value	% of Loans in Category

Commercial:
Commercial real estate	$5,654	0.87%	$5,162	1.31%
Commercial and industrial	481	0.22%	366	0.37%
Construction and development	3,753	2.98%	2,863	3.95%
Consumer:
Residential real estate	2,613	1.41%	2,382	1.90%
Construction and development	578	1.73%	224	3.61%
Home equity	1,891	1.97%	1,550	2.44%
Consumer	146	1.47%	223	5.16%
Total nonperforming loans	$15,116	1.14%	$12,770	1.67%

Allowance for Loan Losses

The ALLL and related provision are calculated for the Company's following three portfolio categories: non-acquired loans, purchased non-impaired loans, and PCI loans. The following description of the Company's ALLL methodology primarily relates to non-acquired and purchased non-impaired loans.

The ALLL is established through periodic charges to earnings in the form of a provision for loan losses. Increases to the ALLL occur as a result of provisions charged to operations and recoveries of amounts previously charged off, and decreases to the ALL occur when loans are charged off. Management evaluates the adequacy of the ALLL on at least a quarterly basis. For non-acquired loans, the evaluation of the adequacy of the ALLL includes both loans evaluated collectively for impairment and loans evaluated individually for impairment. The determination of loss rates on loans collectively evaluated for impairment involves considerations of peer loan loss experience as well as certain qualitative factors such as current loan quality and delinquency levels and trends, loan growth, loan portfolio composition, prevailing economic conditions, the loan review function, and other relevant factors. Because the Company has not yet experienced significant charge-offs on the non-acquired loan portfolio, trailing three-year peer loss rates are used as a proxy for charge-off rates on the Company's non-acquired loan portfolio. For purchased non-impaired loans, the evaluation of the adequacy of the ALLL also includes both loans evaluated collectively for impairment and loans evaluated individually for impairment and involves considerations of historical loan loss experience as well as certain qualitative factors such as current loan quality and delinquency levels and trends, loan growth, loan portfolio composition, prevailing economic conditions, the loan review function, and other relevant factors. The Company uses trailing three-year historical loss rates on its own portfolio (including loss rates for all acquired banks) plus qualitative factors to determine appropriate loss rates for loans evaluated collectively.

The Company utilizes an internal grading system to assign the degree of inherent risk on each loan in the portfolio. The risk grade is initially assigned by the lending officer and reviewed by the credit administration function. The internal risk grading system is reviewed and tested periodically by the loan review function. The Company's ALLL model uses the internal loan grading system to segment each category of loans by risk grade. Calculated loss rates are weighted more heavily for higher risk loans.

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

The following table presents the allocation of the ALLL for the periods presented.

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	% of Total Allowance	Amount	% of Total Allowance

Commercial:
Commercial real estate	$3,069	47.77%	$1,524	38.12%
Commercial and industrial	1,355	21.09	798	19.96
Construction and development	999	15.55	597	14.93
Consumer:
Residential real estate	852	13.26	940	23.51
Construction and development	34	0.53	18	0.45
Home equity	86	1.34	85	2.13
Consumer	30	0.46	36	0.90
Total allowance for loan losses	$6,425	100.00%	$3,998	100.00%

The following table summarizes changes in the ALLL for the periods presented.

	Successor Company		Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from February 1 to June 30, 2012	Period from January 1 to January 31, 2012

ALLL, beginning of period	$5,527	$1,607	$3,998	$1,276	$2,131
Charge-offs:
Commercial:
Commercial real estate	—	—	14	—	—
Commercial and industrial	18	103	77	118	—
Construction and development	57	46	117	305	1
Consumer:
Residential real estate	231	61	424	72	—
Construction and development	—	11	—	11	—
Home equity	210	458	302	718	—
Consumer	135	16	218	24	—
Total charge-offs	651	695	1,152	1,248	1
Recoveries:
Commercial:
Commercial real estate	4	—	18	—	—
Commercial and industrial	—	5	8	5	2
Construction and development	38	—	47	15	—
Consumer:
Residential real estate	9	75	62	75	—
Construction and development	—	5	—	5	—
Home equity	3	—	5	—	—
Consumer	3	—	7	—	—
Total recoveries	57	85	147	100	2
Net charge-offs	594	610	1,005	1,148	(1)
Provision for loan losses	1,492	2,046	3,432	2,915	195
ALLL, end of period	$6,425	$3,043	$6,425	$3,043	$2,327

Net charge-offs to average loans (annualized)	0.18%	0.35%	0.19%	0.39%	—%

The ALLL to total loans was 0.49 percent as of June 30, 2013, which was a slight decrease from 0.52 percent as of December 31, 2012. However, including acquisition accounting fair value discounts, the adjusted ALLL increased from 2.70 percent as of December 31, 2012 to 3.70 percent as of June 30, 2013. The increase in adjusted ALLL was primarily due to the fair value adjustments applied to acquired ECB loans. The following non-GAAP reconciliation provides a calculation of the adjusted ALLL and the related adjusted ALLL as a percentage of total loans for the periods presented.

(Dollars in thousands)	June 30, 2013	December 31, 2012

Allowance for loan losses (GAAP)	$6,425	$3,998
Net acquisition accounting fair value discounts to loans	42,534	16,633
Adjusted allowance for loan losses	48,959	20,631
Loans	$1,323,981	$763,416
Adjusted allowance for loan losses to loans (Non-GAAP)	3.70%	2.70%

Deposits

Total deposits as of June 30, 2013 were $1.65 billion, which was an increase of $781.5 million from December 31, 2012. This increase was primarily due to acquired ECB deposits totaling $736.1 million at merger. The remaining increase in deposits, excluding the ECB merger, was $45.4 million. As of June 30, 2013 and December 31, 2012, the Company had outstanding time deposits under $100 thousand of $320.6 million and $198.1 million, respectively, and time deposits over $100 thousand of $309.7 million and $153.7 million, respectively.

The composition of the deposit portfolio, by category, as of June 30, 2013 was as follows: 38.1 percent in time deposits, 29.2 percent in money market and savings, 20.8 percent in interest-bearing demand deposits, and 11.9 percent in non-interest bearing demand deposit. The composition of the deposit portfolio, by category, as of December 31, 2012 was as follows: 40.3 percent in time deposits, 29.9 percent in money market and savings, 21.6 percent in interest-bearing demand deposits, and 8.2 percent in non-interest bearing demand deposits.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for the periods presented.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$192,459	11.81%	—%	$100,767	11.70%	—%
Interest-bearing demand	333,215	20.43	0.22	144,283	16.73	0.45
Money market and savings	484,685	29.72	0.29	234,163	27.16	0.68
Time deposits	620,441	38.04	0.70	382,972	44.41	0.95
Total average deposits	$1,630,800	100.00	0.40	$862,185	100.00	0.68

The overall mix of average deposits shifted somewhat in the periods presented above as time deposits declined as a proportion of total average deposits while money market and savings and interest-bearing demand deposits increased. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits decreased to 0.40 percent in the second quarter of 2013 from 0.68 percent in the second quarter of 2012 as the Company adjusted interest rates it pays on certain checking and money market accounts in the current quarter and incorporated the ECB deposit base.

Short-Term Borrowings and Long-Term Debt

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital. Short-term borrowings totaled $68.0 million and $7.5 million as of June 30, 2013 and December 31, 2012, respectively, and consisted of FHLB advances maturing within twelve months. Long-term debt as of both June 30, 2013 and December 31, 2012 consisted of $6.9 million in a subordinated term loan issued to a non-affiliated financial institution as well as $5.5 million in junior subordinated debt issued in the form of trust preferred securities. In addition, the Company had outstanding long-term FHLB advances of $32.5 million and $7.5 million as of June 30, 2013 and December 31, 2012, respectively. The increase in total borrowings was used to fund a portion of the Company's year-to-date loan growth and allowed the Company to hedge the interest rates on short-term FHLB advances, which was intended to partially offset the risk of rising interest rates on the investment securities portfolio.

Stockholders’ Equity

Total stockholders’ equity was $229.9 million as of June 30, 2013, which was an increase of $55.9 million from December 31, 2012. This increase was primarily due to net assets acquired in the ECB merger of $66.6 million. In addition, stock-based compensation was $384 thousand and stock options exercised totaled $99 thousand, both of which increased stockholders' equity. Partially offsetting the increase in stockholders' equity was a net loss for the year-to-date period, excluding the acquisition gain, and a $4.7 million decline in accumulated other comprehensive income. The decline in accumulated other comprehensive income was largely due to rising long-term interest rates in the second quarter of 2013 which reduced the value of the investment securities portfolio and created an unrealized loss position. The unrealized losses on securities available for sale were partially offset by the increasing value of the cash flow hedge on forecasted short-term FHLB advances that the Company entered into in the second quarter of 2013. This cash flow hedge was intended to protect stockholders' equity against the risk of rising interest rates on the investment securities portfolio. Dividends and accretion on preferred stock totaled $1.1 million in the first six months of 2013, which decreased stockholders' equity.

Liquidity

Liquidity management involves the ability to fund the needs and requirements of depositors and borrowers, paying operating expenses and ensuring compliance with regulatory liquidity requirements. To ensure the Company is positioned to meet immediate and future cash demands, it relies on internal analysis of liquidity, knowledge of current economic and market trends and forecasts of future conditions. Investment portfolio principal payments and maturities, loan principal payments, deposit growth, brokered deposit sources, and available borrowings from the FHLB, the Federal Reserve Bank, and various federal funds lines from correspondent banks are the primary sources of liquidity for the Company. The primary uses of liquidity are repayments of borrowings, deposit maturities and withdrawals, disbursements of loan proceeds, and investment purchases.

As of June 30, 2013, liquid assets (which include cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) totaled $464.3 million, which represented 23 percent of total assets and 28 percent of total deposits. Supplementing this on-balance sheet liquidity, the Company has available off-balance sheet liquidity in the form of lines of credit from various correspondent banks which totaled $354.1 million as of June 30, 2013. As of June 30, 2013, outstanding commitments for undisbursed lines of credit and letters of credit totaled $294.5 million and outstanding capital commitments to a private investment fund were $2.0 million. Management believes that the aggregate liquidity position of the Company is sufficient to meet deposit maturities and withdrawals, borrowing commitments, loan funding requirements, and operating expenses. Core deposits (total deposits less brokered deposits), one of the Company's most stable sources of liquidity, together with common equity capital funded $1.78 billion, or 88 percent, of total assets as of June 30, 2013 compared with $939.8 million, or 87 percent, of total assets as of December 31, 2012.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	June 30, 2013
(Dollars in thousands)	1 Year or Less	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total

Time deposits	$325,836	$233,843	$70,604	$—	$630,283
Short-term borrowings	68,002	—	—	—	68,002
Long-term debt	—	24,295	14,133	6,913	45,341
Operating leases	3,182	5,567	4,951	9,734	23,434
Total contractual obligations	$397,020	$263,705	$89,688	$16,647	$767,060

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

Banking regulators have defined capital into the following components: (1) Tier 1 capital, which includes common stockholders' equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0 percent and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0 percent. In addition to the risk-based guidelines, federal regulations require the Bank to maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0 percent. The following table summarizes the calculation of the Bank's regulatory capital ratios.

(Dollars in thousands)	June 30, 2013	Regulatory Minimum	Well Capitalized Requirement

Tier 1 capital	$156,738
Tier 2 capital	13,565
Total capital	$170,303

Average assets for leverage ratio	$1,896,770
Risk-adjusted assets	$1,532,933

Regulatory capital ratios:
Tier 1 leverage	8.26%	3.00%	5.00%
Tier 1 risk-based capital	10.22%	4.00%	6.00%
Total risk-based capital	11.11%	8.00%	10.00%

VantageSouth Bancshares, Inc. is not required to report regulatory capital ratios since Piedmont is the top-tier holding company in the organization. If the Company were to report consolidated regulatory capital ratios calculated consistently with federal regulations for bank holding companies, its tier 1 leverage, tier 1 risk-based capital, and total risk-based capital ratios would have been 8.28 percent, 10.26 percent and 11.15 percent, respectively, as of June 30, 2013.

The Company's tangible book value per common share was $3.36 as of June 30, 2013 compared to $3.37 as of December 31, 2012. Tangible common equity to tangible assets was 7.83 percent as of June 30, 2013 compared to 11.42 percent as of December 31, 2012. The following table presents the calculation of tangible book value per common share and tangible common equity to tangible assets, which are non-GAAP financial metrics.

(Dollars in thousands)	June 30, 2013	December 31, 2012

Total stockholders' equity	$229,873	$173,941
Less: series A preferred stock	24,774	24,657
Less: series B preferred stock	17,663	—
Less: goodwill and other intangible assets, net	32,597	28,630
Tangible common equity	$154,839	$120,654
Common shares outstanding	46,038,808	35,754,247
Tangible book value per common share	$3.36	$3.37

Total assets	$2,009,420	$1,085,225
Less: goodwill and other intangible assets, net	32,597	28,630
Tangible assets	$1,976,823	$1,056,595
Tangible common equity to tangible assets	7.83%	11.42%

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of June 30, 2013

	June 30, 2013
	Estimated Exposure to NII	Estimated Exposure to EVE

Immediate change in interest rates:
+ 4.0%	11.49%	10.94%
+ 3.0%	8.24	8.50
+ 2.0%	4.68	5.65
+ 1.0%	1.21	2.76
No change	—	—
- 1.0%	0.16	(3.23)

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, as amended. (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

4.1	Warrant to Purchase 514,693.2 shares of Common Stock of Crescent Financial Bancshares, Inc. (1)

4.2	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B. (1)

10.1	TARP Letter Agreement, dated April 1, 2013, by and among Crescent Financial Bancshares, Inc., ECB Bancorp, Inc. and the United States Department of the Treasury. (1)

10.2	ARRA Letter Agreement, dated April 1, 2013, by and between Crescent Financial Bancshares, Inc. and the United States Department of the Treasury. (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

_____________________________________________________________
(1) Incorporated by reference from Current Report on Form 8-K filed with the SEC on April 3, 2013.

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

VANTAGESOUTH BANCSHARES, INC.

Date:	August 6, 2013	By:	/s/ Scott M. Custer
Scott M. Custer
Chief Executive Officer

Date:	August 6, 2013	By:	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer