Form 10-Q
period 2013-09-30
VANTAGESOUTH BANCSHARES, INC.
filed 2013-11-13
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarterly Period Ended September 30, 2013

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number 000-36009

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
Common Stock, $0.001 par value, 46,037,808 shares outstanding as of November 12, 2013

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	3

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 (Successor), the Three Months Ended September 30, 2012 (Successor), the Period from February 1 to September 30, 2012 (Successor), and the Period from January 1 to January 31, 2012 (Predecessor)	4

	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2013 (Successor), the Three Months Ended September 30, 2012 (Successor), the Period from February 1 to September 30, 2012 (Successor), and the Period from January 1 to January 31, 2012 (Predecessor)	5

	Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2013 (Successor)	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 (Successor), the Period from February 1 to September 30, 2012 (Successor), and the Period from January 1 to January 31, 2012 (Predecessor)	7

	Condensed Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53

Item 4.	Controls and Procedures	54

Part II.	OTHER INFORMATION	55

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3.	Defaults Upon Senior Securities	55

Item 4.	Mine Safety Disclosures	55

Item 5.	Other Information	55

Item 6.	Exhibits	56

Part I. Financial Information

Item 1. Financial Statements

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except share data)	September 30, 2013	December 31, 2012*

Assets
Cash and due from banks	$37,681	$15,735
Interest-earning deposits with banks	47,954	7,978
Federal funds sold	—	26,750
Investment securities available for sale, at fair value	403,900	136,311
Investment securities held to maturity	208	180
Loans held for sale	7,349	16,439
Loans	1,353,360	763,416
Allowance for loan losses	(7,034)	(3,998)
Net loans	1,346,326	759,418
Federal Home Loan Bank stock, at cost	8,029	2,307
Premises and equipment, net	42,306	17,351
Bank-owned life insurance	32,896	19,976
Foreclosed assets	11,806	5,837
Deferred tax asset, net	55,692	36,659
Goodwill	26,254	26,254
Other intangible assets, net	6,113	2,376
Accrued interest receivable and other assets	19,557	11,654
Total assets	$2,046,071	$1,085,225

Liabilities
Deposits:
Non-interest demand	$208,736	$71,613
Interest-bearing demand	339,973	188,843
Money market and savings	458,214	260,966
Time	615,616	351,800
Total deposits	1,622,539	873,222
Short-term borrowings	100,500	7,500
Long-term debt	75,880	19,864
Accrued interest payable and other liabilities	16,143	10,698
Total liabilities	1,815,062	911,284

Stockholders’ Equity
Preferred stock, series A, no par value, 5,000,000 shares authorized, 24,900 shares issued and outstanding at September 30, 2013 and December 31, 2012	24,833	24,657
Preferred stock, series B, no par value, 17,949 issued and outstanding at September 30, 2013	17,776	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 46,037,808 and 35,754,247 shares issued and outstanding at September 30, 2013 and December 31, 2012	46	36
Common stock warrants	1,457	1,325
Additional paid-in capital	188,658	147,510
Retained earnings (accumulated deficit)	760	(1,405)
Accumulated other comprehensive income (loss)	(2,521)	1,818
Total stockholders' equity	231,009	173,941
Total liabilities and stockholders' equity	$2,046,071	$1,085,225

*  Derived from audited consolidated financial statements.

See accompanying Notes to Consolidated Financial Statements.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended September 30, 2013 and 2012 (Successor), the Nine Months Ended September 30, 2013 (Successor), the Period from February 1 to September 30, 2012 (Successor), and the Period from January 1 to January 31, 2012 (Predecessor)

	Successor Company		Successor Company		Predecessor Company
(Dollars in thousands, except per share data)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from February 1 to September 30, 2012	Period from January 1 to January 31, 2012
Interest income
Loans	$20,348	$10,810	$51,421	$28,819	$3,807
Investment securities	1,846	1,036	4,666	2,862	395
Federal funds sold and interest-earning deposits	33	16	70	65	4
Total interest income	22,227	11,862	56,157	31,746	4,206
Interest expense
Deposits	1,621	1,320	4,542	3,777	530
Short-term borrowings	46	3	100	9	—
Long-term debt	654	274	1,237	786	103
Total interest expense	2,321	1,597	5,879	4,572	633
Net interest income	19,906	10,265	50,278	27,174	3,573
Provision for loan losses	1,280	1,077	4,712	3,991	195
Net interest income after provision for loan losses	18,626	9,188	45,566	23,183	3,378
Non-interest income
Service charges and fees on deposit accounts	1,512	523	3,552	1,429	194
Mortgage banking	310	1,127	1,797	2,393	225
Government-guaranteed lending	1,525	776	3,702	1,342	98
Bank-owned life insurance	324	215	829	552	70
Gain on sales of available for sale securities	—	483	1,215	648	—
Gain on acquisition	—	—	7,809	—	—
Other	866	208	1,759	830	70
Total non-interest income	4,537	3,332	20,663	7,194	657
Non-interest expense
Salaries and employee benefits	10,034	5,648	27,034	14,661	1,737
Occupancy and equipment	2,497	1,385	6,452	3,547	396
Data processing	1,105	644	2,824	1,683	212
FDIC deposit insurance premiums	423	205	1,050	711	141
Professional services	598	800	2,009	1,925	144
Foreclosed asset expenses	201	251	463	641	11
Other loan related expense	909	419	2,162	1,171	162
Merger and conversion costs	477	547	14,039	1,050	78
Other	2,438	1,241	6,456	3,467	355
Total non-interest expense	18,682	11,140	62,489	28,856	3,236
Income before income taxes	4,481	1,380	3,740	1,521	799
Income tax expense (benefit)	2,997	95	(206)	(160)	270
Net income	1,484	1,285	3,946	1,681	529
Dividends and accretion on preferred stock	708	367	1,782	978	122
Net income available to common stockholders	$776	$918	$2,164	$703	$407

Net income per common share
Basic	$0.02	$0.03	$0.05	$0.02	$0.01
Diluted	$0.02	$0.03	$0.05	$0.02	$0.01

Weighted average common shares outstanding
Basic	46,021,308	35,725,915	42,602,944	35,723,057	35,511,770
Diluted	46,213,216	35,924,425	42,755,223	35,878,990	35,534,050
See accompanying Notes to Consolidated Financial Statements.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Three Months Ended September 30, 2013 and 2012 (Successor), the Nine Months Ended September 30, 2013 (Successor), the Period from February 1 to September 30, 2012 (Successor), and the Period from January 1 to January 31, 2012 (Predecessor)

	Successor Company		Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from February 1 to September 30, 2012	Period from January 1 to January 31, 2012

Net income	$1,484	$1,285	$3,946	$1,681	$529
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	1,115	1,989	(9,389)	3,121	1,008
Tax effect	(430)	(767)	3,621	(1,203)	(520)
Reclassification of gains on sales of securities recognized in earnings	—	(483)	(1,215)	(648)	—
Tax effect	—	186	468	250	—
Net of tax amount	685	925	(6,515)	1,520	488
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(514)	(444)	3,537	(444)	—
Tax effect	199	171	(1,361)	171	—
Net of tax amount	(315)	(273)	2,176	(273)	—
Total other comprehensive income (loss)	370	652	(4,339)	1,247	488
Comprehensive income (loss)	$1,854	$1,937	$(393)	$2,928	$1,017

See accompanying Notes to Consolidated Financial Statements.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2013 (Successor)

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Common Stock Warrants	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
(Dollars in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2012	24,900	$24,657	—	$—	35,754,247	$36	$1,325	$147,510	$(1,405)	$1,818	$173,941
Net income	—	—	—	—	—	—	—	—	3,946	—	3,946
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(4,339)	(4,339)
Stock-based compensation	—	—	—	—	—	—	—	634	—	—	634
Stock options exercised	—	—	—	—	24,880	—	—	99	—	—	99
Acquisition of ECB Bancorp, Inc.	—	—	17,949	17,553	10,311,911	10	132	40,620	—	—	58,315
Restricted stock, canceled for tax withholding	—	—	—	—	(53,230)	—	—	(205)	—	—	(205)
Accretion of discount on preferred stock	—	176	—	223	—	—	—	—	(399)	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,382)	—	(1,382)
Balance at September 30, 2013	24,900	$24,833	17,949	$17,776	46,037,808	$46	$1,457	$188,658	$760	$(2,521)	$231,009

See accompanying Notes to Consolidated Financial Statements.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2013 (Successor), the Period from February 1 to September 30, 2012 (Successor), and the Period from January 1 to January 31, 2012 (Predecessor)

	Successor Company		Predecessor Company
(Dollars in thousands)	Nine Months Ended September 30, 2013	Period from February 1 to September 30, 2012	Period from January 1 to January 31, 2012
Cash flows from operating activities
Net income	$3,946	$1,681	$529
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,773	907	103
Stock-based compensation	634	24	4
Provision for loan losses	4,712	3,991	195
Accretion on purchased loans	(15,376)	(10,887)	(1,592)
Amortization of core deposit intangible	569	298	28
Amortization of premium on time deposits	(2,307)	(2,127)	(311)
Accretion of discount on long-term debt	45	98	12
Gain on acquisition	(7,809)	—	—
Gain on mortgage loan commitments	(428)	(546)	(159)
Gain on sales of loans held for sale	(4,373)	(1,563)	(20)
Originations of loans held for sale	(158,380)	(79,425)	(6,340)
Proceeds from sales of loans held for sale	185,241	74,305	9,018
Increase in cash surrender value of bank-owned life insurance	(671)	(477)	(62)
Deferred income taxes	(206)	(160)	270
Gain on sale of available for sale securities	(1,215)	(648)	—
Net amortization of premiums on available for sale securities	1,500	516	25
Net loss on disposal of foreclosed assets	11	62	17
Valuation adjustments on foreclosed assets	415	471	—
Gains from change in fair value of interest rate swaps	(103)	(147)	(2)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	180	(1,227)	(34)
(Increase) decrease in other assets	5,291	143	3,143
Increase (decrease) in accrued interest payable	(150)	(260)	(106)
Increase (decrease) in other liabilities	2,683	712	(2,606)
Net cash provided by (used in) operating activities	15,982	(14,259)	2,112
Cash flows from investing activities
Purchases of securities available for sale	(190,198)	(60,020)	(2,658)
Proceeds from maturities and repayments of securities available for sale	26,725	29,617	2,158
Proceeds from sales of securities available for sale	174,326	50,291	—
Loan originations and principal collections, net	(130,645)	(15,674)	542
Proceeds from sales of loans	2,595	10,862	9,635
Purchases of premises and equipment	(2,137)	(1,552)	(269)
Proceeds from disposal of foreclosed assets	4,838	2,735	2,940
Net cash received in acquisition of ECB Bancorp, Inc.	24,009	—	—
Proceeds from (purchases of) Federal Home Loan Bank stock	(2,572)	7,604	123
Net cash provided by (used in) investing activities	(93,059)	23,863	12,471
Cash flows from financing activities
Net increase (decrease) in deposits	15,510	(786)	(30,032)
Proceeds from issuance of short-term borrowings, net	55,716	—	—
Proceeds from issuance of long-term debt, net	42,511	(5,000)	5,000
Proceeds from exercise of stock options	99	—	—
Restricted stock, canceled for tax withholding	(205)	—	—
Repurchase of Community Bank of Rowan common stock from directors	—	(7)	—
Proceeds from issuance of Legacy VantageSouth Bank common stock to directors	—	14	—
Dividends paid on preferred stock	(1,382)	(2,290)	—
Net cash provided by (used in) financing activities	112,249	(8,069)	(25,032)
Net change in cash and cash equivalents	35,172	1,535	(10,449)
Cash and cash equivalents, beginning of period	50,463	36,023	46,472
Cash and cash equivalents, end of period	$85,635	$37,558	$36,023

	Successor Company		Predecessor Company
(Dollars in thousands)	Nine Months Ended September 30, 2013	Period from February 1 to September 30, 2012	Period from January 1 to January 31, 2012
SUPPLEMENTAL DISCLOSURES:
Cash payments for:
Interest	$7,967	$6,861	$1,038
Income taxes	—	—	—
Noncash investing activities:
Transfers of loans to foreclosed assets	$4,860	$1,821	$35
Change in fair value of securities available for sale, net of tax	(6,515)	1,520	488
Change in fair value of cash flow hedge, net of tax	2,176	(273)	—

Acquisition:
Assets acquired	$855,996	$—	$—
Liabilities assumed	789,873	—	—
Other equity interests acquired	17,686	—	—
Purchase price	40,628	—	—
Gain on acquisition	7,809	—	—

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2013. The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements contained in the Company’s 2012 Form 10-K. A description of the significant accounting policies followed by the Company are as set forth in Note B of the Notes to Consolidated Financial Statements in the Company’s 2012 Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

These consolidated financial statements have been retrospectively adjusted for the change in reporting entity described below. Therefore, historical results of operations presented in these consolidated financial statements for the three months ended September 30, 2012, the predecessor period from January 1 to January 31, 2012 and the successor period from February 1 to September 30, 2012, are significantly different from the Company's quarterly consolidated financial statements included in the Form 10-Q for the quarterly period ended September 30, 2012.

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

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Change in Accounting Estimate

Due to rapidly declining loss rates in the Company's loan portfolio and in peer loan portfolios in recent quarters, in the second quarter of 2013, the Company expanded the time period of historical losses it uses to determine reserve rates for loans evaluated collectively in its allowance for loan losses model from two to three years. The Company believes that this change was necessary to maintain an adequate allowance for loan losses based on its evaluation of portfolio risk and market conditions. Because the Company has not yet experienced significant charge-offs and has not completed a full credit cycle on its non-acquired loan portfolio, trailing three-year peer loss rates are used as a proxy for charge-off rates on the Company's non-acquired loan portfolio. This change in accounting estimate to expand the historical loss period from two to three years increased the non-acquired allowance for loan losses by $168 in the second quarter of 2013. For purchased non-impaired loans, the Company uses trailing three-year historical loss rates on its own loan portfolio (including historical losses on all acquired banks). The expansion of the historical loss period on the purchased non-impaired portfolio had no impact on the allowance for loan losses on this portfolio since the remaining acquisition accounting discount exceeded the required reserve using either approach in the second quarter of 2013.

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

NOTE B – PER SHARE RESULTS

Basic and diluted net income per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if common stock options and warrants were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Basic and diluted net income per share have been computed based upon net income available to common stockholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

	Successor Company		Successor Company		Predecessor Company
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from February 1 to September 30, 2012	Period from January 1 to January 31, 2012

Weighted average number of common shares	46,021,308	35,725,915	42,602,944	35,723,057	35,511,770
Effect of dilutive stock options and warrants	191,908	198,510	152,279	155,933	22,280
Weighted average number of common shares and dilutive potential common shares	46,213,216	35,924,425	42,755,223	35,878,990	35,534,050

Anti-dilutive stock options	112,475	107,236	112,475	109,763	240,384
Anti-dilutive warrant	514,693	—	514,693	—	833,705

NOTE C – MERGERS AND ACQUISITIONS

On April 1, 2013, the Company completed the merger of ECB Bancorp, Inc. ("ECB") with and into the Company (the "ECB merger"). The ECB merger was completed pursuant to an Agreement and Plan of Merger dated as of September 25, 2012 (the "Merger Agreement"). Immediately following the ECB merger, The East Carolina Bank, a wholly-owned subsidiary of ECB, was merged with and into VantageSouth Bank. Upon the closing of the ECB merger, each outstanding share of ECB common stock was converted into the right to receive 3.55 shares of common stock of the Company. The aggregate merger consideration consisted of 10,311,911 shares of the Company’s common stock. Based upon the $3.94 per share closing price of the Company’s common stock on March 28, 2013, the transaction value was $40,628. Following the ECB merger, Piedmont owned approximately 70 percent of the Company's outstanding common stock.

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

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	As Reported by ECB at April 1, 2013	Initial Fair Value Adjustments		Measurement Period Adjustments		As Reported by the Company at April 1, 2013
Assets:
Cash and cash equivalents	$24,008	$—		$—		$24,008
Investment securities available for sale	289,058	301	(a)	—		289,359
Loans held for sale	3,857	9,790	(b)	(248)	(m)	13,399
Loans, net	483,474	(30,420)	(c)	—		453,054
Federal Home Loan Bank stock, at cost	3,150	—		—		3,150
Premises and equipment, net	25,633	(1,177)	(d)	135	(m)	24,591
Bank-owned life insurance	12,249	—		—		12,249
Foreclosed assets	7,090	(717)	(e)	—		6,373
Deferred tax asset, net	6,986	9,082	(f)	271	(m)	16,339
Other intangible assets, net	—	4,307	(g)	—		4,307
Other assets	10,423	(665)	(h)	(591)	(m)	9,167
Total assets	865,928	(9,499)		(433)		855,996
Liabilities:
Deposits	$731,926	$4,188	(i)	$—		$736,114
Short-term borrowings	34,284	—		—		34,284
Long-term debt	16,000	460	(j)	—		16,460
Other liabilities	2,867	148	(k)	—		3,015
Total liabilities	785,077	4,796		—		789,873
Net assets acquired	80,851	(14,295)		(433)		66,123
Other equity interests:
Preferred stock	17,660	(107)	(l)	—		17,553
Common stock warrant	878	(745)	(l)	—		133
Total other equity interests	18,538	(852)		—		17,686
Gain on acquisition						7,809
Purchase price						$40,628

Explanation of fair value adjustments
(a) Adjustment reflects opening fair value of securities portfolio, which was established as the new book basis of the portfolio.
(b) Adjustment reflect the reclassification of the fair value of certain loans identified by management as being held for sale at acquisition.
(c) Adjustment reflects the estimated lifetime credit losses on the loan portfolio, the present value of the differences between contractual interest rates and market interest rates, and a reclassification of certain loans that were identified as held for sale at acquisition.
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

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

(m) Adjustments reflect changes to acquisition date fair values of certain assets based on additional information received post-acquisition within the measurement period. Measurement period adjustments included tax-effected adjustments to reduce the estimated fair value of a non-marketable investment, to reduce the fair value of certain distressed loans held for sale, and to increase the fair value of a bank-owned office.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2013	2012

Net interest income	$19,069	$58,295	56,568

Net income (loss)	$3,921	$(3,768)	7,995

Net income (loss) available to common stockholders	$3,287	$(5,815)	6,098

Net income (loss) per common share - basic	$0.07	$(0.13)	0.13

Net income (loss) per common share - diluted	$0.07	$(0.13)	0.13

Weighted average basic common shares outstanding	45,842,851	45,938,197	45,816,088

Weighted average diluted common shares outstanding	46,046,923	45,938,197	45,958,767

ECB was merged into the Company on April 1, 2013, and the combined organization began operating as a single reporting segment on the merger date.

NOTE D – INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale and held to maturity by major classification.

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government-sponsored enterprise securities	$14,822	$—	$106	$14,716
SBA-guaranteed securities	68,749	34	614	68,169
Residential mortgage-backed securities (MBS)	222,523	113	8,133	214,503
Corporate bonds	97,518	1,546	527	98,537
Commercial MBS	5,968	82	—	6,050
Municipal obligations - non-taxable	600	1	—	601
Other debt securities	253	—	—	253
Marketable equity securities	677	394	—	1,071
Total securities available for sale	$411,110	$2,170	$9,380	$403,900

Securities held to maturity:
Corporate bonds	$208	$288	$—	$496

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

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
U.S. government-sponsored enterprise securities	$14,716	$106	$—	$—	$14,716	$106
SBA-guaranteed securities	61,297	614	—	—	61,297	614
Residential MBS	209,097	8,133	—	—	209,097	8,133
Corporate bonds	38,063	527	—	—	38,063	527
Total temporarily impaired securities	$323,173	$9,380	$—	$—	$323,173	$9,380

December 31, 2012
Residential MBS	$28,802	$46	$—	$—	$28,802	$46
Corporate bonds	2,013	50	—	—	2,013	50
Total temporarily impaired securities	$30,815	$96	$—	$—	$30,815	$96

All residential MBSs in the investment portfolio as of September 30, 2013 and December 31, 2012 were issued and backed by government-sponsored enterprises ("GSEs"). Unrealized losses on investment securities as of September 30, 2013 related to 65 residential MBSs issued by GSEs, 14 investment grade corporate bonds, two GSE securities, and 24 SBA-guaranteed securities. Unrealized losses on investment securities at December 31, 2012 related to 9 residential MBSs issued by GSEs and 2 investment grade corporate bonds. As of September 30, 2013 and December 31, 2012, none of the securities had been in an unrealized loss position for more than a twelve month period. The increase in gross unrealized losses since year end 2012 was primarily due to increases in long-term market interest rates in the second quarter of 2013 which negatively affected values of fixed income securities. The Company had $527 in total unrealized losses on corporate bonds, which were the only securities in a loss position that were not issued or guaranteed by a U.S. government agency or GSE. These corporate bonds were all issued by large national or international financial institutions, and the Company does not believe the recent unrealized losses on these bonds were due to issuer-related credit events.

The securities in an unrealized loss position as of September 30, 2013 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of September 30, 2013.

As of September 30, 2013, the Company held no individual investment securities with an aggregate book value greater than 10 percent of total stockholders’ equity. As of September 30, 2013 and December 31, 2012, investment securities with carrying values of $197,910 and $50,685, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

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

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Due within one year	$1,282	$1,284	$13,327	$13,420
Due after one year through five years	183,277	183,229	78,671	81,064
Due after five years through ten years	158,304	152,479	24,039	24,669
Due after ten years	67,570	65,837	16,843	17,100
Equity securities	677	1,071	37	58
	$411,110	$403,900	$132,917	$136,311
Securities held to maturity:
Due after five years through ten years	$208	$496	$180	$410

The following table summarizes securities gains (losses) for the periods presented.

	Successor Company		Successor Company		Predecessor Company
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from February 1 to September 30, 2012	Period from January 1 to January 31, 2012

Gross gains on sales of securities available for sale	$—	$483	$1,249	$755	$—
Gross losses on sales of securities available for sale	—	—	(34)	(107)	—
Total securities gains	$—	$483	$1,215	$648	$—

NOTE E – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company's loans by type.

	September 30, 2013	December 31, 2012
Commercial:
Commercial real estate	$650,722	$392,955
Commercial and industrial	237,648	98,701
Construction and development	147,214	72,566
Consumer:
Residential real estate	188,032	125,277
Construction and development	28,306	6,203
Home equity	93,342	63,486
Other consumer	8,900	4,325
Gross loans	1,354,164	763,513
Less:
Deferred loan fees	(804)	(97)
Allowance for loan losses	(7,034)	(3,998)
Net loans	$1,346,326	$759,418

As of September 30, 2013 and December 31, 2012, loans with a recorded investment of $374,402 and $237,560, respectively, were pledged to secure borrowings or available lines of credit with correspondent banks.

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

April 1, 2013

Contractually required payments	$61,801
Nonaccretable difference	(11,433)
Cash flows expected to be collected at acquisition	50,368
Accretable yield	(4,242)
Fair value of PCI loans at acquisition	$46,126

The following table summarizes changes in accretable yield, or income expected to be collected, related to all of the Company's PCI loans for the periods presented.

	Successor Company		Successor Company		Predecessor Company
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from February 1 to September 30, 2012	Period from January 1 to January 31, 2012

Balance, beginning of period	$26,088	$28,088	$27,632	$28,144	$29,645
Loans purchased	—	—	4,242	—	—
Accretion of income	(3,131)	(3,736)	(10,467)	(10,228)	(1,389)
Reclassifications from nonaccretable difference	3,858	3,775	6,504	10,771	—
Other, net	(773)	(1,590)	(1,869)	(2,150)	(112)
Balance, end of period	$26,042	$26,537	$26,042	$26,537	$28,144

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

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses for the periods presented.

	Successor Company
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Three months ended September 30, 2013:
Beginning balance	$3,069	$1,355	$999	$852	$34	$86	$30	$6,425
Charge-offs	—	(64)	(361)	(85)	—	(131)	(28)	(669)
Recoveries	4	7	(38)	17	—	4	4	(2)
Provision for loan losses	(98)	231	559	418	9	130	31	1,280
Ending balance	$2,975	$1,529	$1,159	$1,202	$43	$89	$37	$7,034

Nine months ended September 30, 2013:
Beginning balance	$1,524	$798	$597	$940	$18	$85	$36	$3,998
Charge-offs	(14)	(141)	(478)	(509)	—	(433)	(246)	(1,821)
Recoveries	22	15	9	79	—	9	11	145
Provision for loan losses	1,443	857	1,031	692	25	428	236	4,712
Ending balance	$2,975	$1,529	$1,159	$1,202	$43	$89	$37	$7,034

Three months ended September 30, 2012:
Beginning balance	$921	$585	$376	$756	$28	$356	$21	$3,043
Charge-offs	—	(131)	(84)	(154)	—	(692)	(114)	(1,175)
Recoveries	—	12	102	78	2	—	7	201
Provision for loan losses	109	98	54	6	(2)	692	120	1,077
Ending balance	$1,030	$564	$448	$686	$28	$356	$34	$3,146

2012 Successor Period:
Beginning balance	$505	$218	$305	$155	$28	$51	$15	$1,277
Charge-offs	—	(249)	(389)	(226)	(11)	(1,411)	(138)	(2,424)
Recoveries	—	18	117	153	7	—	7	302
Provision for loan losses	525	577	415	604	4	1,716	150	3,991
Ending balance	$1,030	$564	$448	$686	$28	$356	$34	$3,146

	Predecessor Company
	Commercial Real Estate	Residential Real Estate	Construction	Commercial	Consumer	Total
2012 Predecessor Period:
Beginning balance	$663	$601	$534	$324	$9	$2,131
Charge-offs	—	—	(1)	—	—	(1)
Recoveries	—	—	—	2	—	2
Provision for loan losses	48	26	98	21	2	195
Ending balance	$711	$627	$631	$347	$11	$2,327

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the ending allowance for loans losses and the recorded investment in loans by portfolio segment and impairment method.

	September 30, 2013
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$2	$—	$—	$—	$—	$—	$2
Collectively evaluated for impairment	1,728	1,527	687	490	43	89	25	4,589
Purchased credit-impaired	1,247	—	472	712	—	—	12	2,443
Total	$2,975	$1,529	$1,159	$1,202	$43	$89	$37	$7,034

Loans:
Ending balance:
Individually evaluated for impairment	$3,424	$358	$1,312	$744	$—	$449	$—	$6,287
Collectively evaluated for impairment	533,783	225,436	110,114	161,072	26,174	91,514	8,472	1,156,565
Purchased credit-impaired	113,515	11,854	35,788	26,216	2,132	1,379	428	191,312
Total	$650,722	$237,648	$147,214	$188,032	$28,306	$93,342	$8,900	$1,354,164

	December 31, 2012
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$14	$—	$8	$9	$—	$14	$1	$46
Collectively evaluated for impairment	1,067	798	322	379	18	71	19	2,674
Purchased credit-impaired	443	—	267	552	—	—	16	1,278
Total	$1,524	$798	$597	$940	$18	$85	$36	$3,998

Loans:
Ending balance:
Individually evaluated for impairment	$1,697	$—	$415	$1,452	$—	$1,342	$224	$5,130
Collectively evaluated for impairment	266,001	85,356	31,741	100,794	5,392	62,101	3,891	555,276
Purchased credit-impaired	125,257	13,345	40,410	23,031	811	43	210	203,107
Total	$392,955	$98,701	$72,566	$125,277	$6,203	$63,486	$4,325	$763,513

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

The following tables summarize the risk category of loans by class of loans.

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2013
Non-Acquired Loans
Commercial:
Real estate	$255,136	$7,850	$2,254	$—	$265,240
Commercial and industrial	139,213	2,221	2,576	—	144,010
Construction and development	75,197	401	254	93	75,945
Consumer:
Residential real estate	72,898	1,613	923	—	75,434
Construction and development	4,812	75	—	—	4,887
Home equity	16,914	52	113	—	17,079
Other consumer	1,856	29	—	—	1,885
Total	$566,026	$12,241	$6,120	$93	$584,480

Acquired Loans
Commercial:
Real estate	$315,539	$41,012	$28,931	$—	$385,482
Commercial and industrial	86,496	3,909	3,186	47	93,638
Construction and development	40,242	23,264	6,821	942	71,269
Consumer:
Residential real estate	93,166	11,642	7,743	47	112,598
Construction and development	20,846	1,157	1,416	—	23,419
Home equity	70,171	2,908	3,184	—	76,263
Other consumer	6,492	344	179	—	7,015
Total	$632,952	$84,236	$51,460	$1,036	$769,684

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Non-Acquired Loans
Commercial:
Real estate	$135,144	$285	$514	$—	$135,943
Commercial and industrial	70,334	1,223	216	—	71,773
Construction and development	17,673	—	626	—	18,299
Consumer:
Residential real estate	46,608	336	406	—	47,350
Construction and development	1,182	77	—	—	1,259
Home equity	10,676	52	115	—	10,843
Other consumer	1,525	7	—	—	1,532
Total	$283,142	$1,980	$1,877	$—	$286,999

Acquired Loans
Commercial:
Real estate	$200,494	$41,426	$15,092	$—	$257,012
Commercial and industrial	24,461	1,201	1,266	—	26,928
Construction and development	26,117	20,976	6,791	383	54,267
Consumer:
Residential real estate	63,620	7,240	7,029	38	77,927
Construction and development	3,941	549	454	—	4,944
Home equity	48,579	1,989	2,075	—	52,643
Other consumer	2,422	138	233	—	2,793
Total	$369,634	$73,519	$32,940	$421	$476,514

The following tables summarize the past due status of the loan portfolio (excluding PCI loans) based on contractual terms.

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
September 30, 2013
Non-Acquired Loans
Commercial:
Real estate	$345	$191	$536	$264,704	$265,240
Commercial and industrial	1,164	122	1,286	142,724	144,010
Construction and development	340	—	340	75,605	75,945
Consumer:
Residential real estate	741	539	1,280	74,154	75,434
Construction and development	214	—	214	4,673	4,887
Home equity	—	113	113	16,966	17,079
Other consumer	37	—	37	1,848	1,885
Total	$2,841	$965	$3,806	$580,674	$584,480

Acquired Loans
Commercial:
Real estate	$2,707	$1,733	$4,440	$267,526	$271,966
Commercial and industrial	718	250	968	80,817	81,785
Construction and development	41	919	960	34,521	35,481
Consumer:
Residential real estate	1,473	692	2,165	84,218	86,383
Construction and development	82	259	341	20,946	21,287
Home equity	1,268	975	2,243	72,640	74,883
Other consumer	68	120	188	6,399	6,587
Total	$6,357	$4,948	$11,305	$567,067	$578,372

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2012
Non-Acquired Loans
Commercial:
Real estate	$1,454	$208	$1,662	$134,281	$135,943
Commercial and industrial	616	30	646	71,127	71,773
Construction and development	—	74	74	18,225	18,299
Consumer:
Residential real estate	653	406	1,059	46,291	47,350
Construction and development	—	—	—	1,259	1,259
Home equity	—	115	115	10,728	10,843
Other Consumer	90	—	90	1,442	1,532
Total	$2,813	$833	$3,646	$283,353	$286,999

Acquired Loans
Commercial:
Real estate	$744	$1,249	$1,993	$129,762	$131,755
Commercial and industrial	262	—	262	13,321	13,583
Construction and development	326	156	482	13,375	13,857
Consumer:
Residential real estate	942	669	1,611	53,285	54,896
Construction and development	83	70	153	3,980	4,133
Home equity	1,200	597	1,797	50,803	52,600
Other Consumer	114	223	337	2,246	2,583
Total	$3,671	$2,964	$6,635	$266,772	$273,407

The following table summarizes the recorded investment of loans on nonaccrual status and loans greater than 90 days past due and accruing (excluding PCI loans) by class.

	September 30, 2013		December 31, 2012
	Nonaccrual	Loans Greater Than 90 Days Past Due and Accruing	Nonaccrual	Loans Greater Than 90 Days Past Due and Accruing
Non-Acquired Loans
Commercial:
Commercial real estate	$480	$—	$514	$—
Commercial and industrial	1,276	—	44	—
Construction and development	246	—	74	—
Consumer:
Residential real estate	664	—	510	—
Home equity	113	—	115	—
Other consumer	—	—	—	—
Total	$2,779	$—	$1,257	$—

Acquired Loans
Commercial:
Commercial real estate	$3,393	$—	$1,249	$—
Commercial and industrial	1,160	—	20	—
Construction and development	1,295	—	409	—
Consumer:
Residential real estate	1,733	—	1,332	—
Construction and development	320	—	70	—
Home equity	1,942	—	1,435	—
Other consumer	123	—	223	—
Total	$9,966	$—	$4,738	$—

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table provides information on impaired loans, which excludes PCI loans and loans evaluated collectively as a homogeneous group.

	Recorded Investment With a Recorded Allowance	Recorded Investment With no Recorded Allowance	Total	Related Allowance	Unpaid Principal Balance
September 30, 2013
Non-Acquired Loans
Commercial:
Commercial real estate	$—	$480	$480	$—	$519
Commercial and industrial	20	—	20	2	21
Construction and development	—	246	246	—	255
Consumer:
Residential real estate	—	478	478	—	553
Other consumer	—	—	—	—	—
Total	20	1,204	1,224	2	1,348
Acquired Loans
Commercial:
Commercial real estate	—	2,944	2,944	—	3,001
Commercial and industrial	—	338	338	—	338
Construction and development	—	1,066	1,066	—	1,216
Consumer:
Residential real estate	—	266	266	—	293
Home equity	—	449	449	—	487
Other consumer	—	—	—	—	—
Total	—	5,063	5,063	—	5,335
Total impaired loans	$20	$6,267	$6,287	$2	$6,683

December 31, 2012
Non-Acquired Loans
Commercial:
Commercial real estate	$208	$306	$514	$14	$519
Construction and development	40	—	40	8	70
Consumer:
Residential real estate	406	—	406	6	449
Home equity	115	—	115	14	115
Other consumer	—	—	—	—	—
Total	769	306	1,075	42	1,153
Acquired Loans
Commercial:
Commercial real estate	—	1,183	1,183	—	1,183
Construction and development	—	375	375	—	558
Consumer:
Residential real estate	350	696	1,046	3	1,156
Home equity	38	1,189	1,227	—	2,057
Other consumer	224	—	224	1	224
Total	612	3,443	4,055	4	5,178
Total impaired loans	$1,381	$3,749	$5,130	$46	$6,331

No interest income was recorded on impaired loans during the period in which they were impaired for the three and nine months ended September 30, 2013, three months ended September 30, 2012, or during the 2012 Successor and 2012 Predecessor Periods.

There were no new restructured loans during the three or nine months ended September 30, 2013.

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

The following table is a summary of the contractual amount of the Company’s exposure to off-balance sheet commitments.

	September 30, 2013	December 31, 2012

Commitments to extend credit	$325,156	$156,580
Financial standby letters of credit	9,771	4,415
Capital commitment to private investment funds	1,744	175

The reserve for unfunded commitments was $284 and $112 as of September 30, 2013 and December 31, 2012, respectively, which was recorded in other liabilities on the consolidated balance sheets.

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

Derivative Instruments Related to FHLB Advances

In May 2013, the Company entered into a series of forward starting interest rate swaps on $75,000 of forecasted short-term FHLB advances to reduce its exposure to variability in interest payments attributable to changes in LIBOR. Beginning on the respective effective date, these interest rate swaps will exchange the 90-day LIBOR component of future variable rate interest on short-term borrowings with fixed interest rates ranging from 1.65 to 1.72 percent. Each 90-day FHLB advance, or other short-term borrowing, will be executed to correspond to the effective dates of the respective interest rate swaps and will continue to be rolled for the term of each respective swap. These interest rate swaps are expected to be highly effective and are accounted for as cash flow hedges with the change in fair value recognized in other comprehensive income ("OCI"). The purpose of these cash flow hedges is to better position the Company's balance sheet for a potentially rising interest rate environment.

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

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Derivative Instruments Related to Trust Preferred Securities

In August 2003, $8,000 in trust preferred securities ("TRUPs") were issued through Crescent Financial Capital Trust I (the "Trust"). The Trust invested the total proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by Crescent, which fully and unconditionally guarantees the TRUPs. The TRUPs were adjusted to fair value in connection with Piedmont's acquisition of Crescent, and as of September 30, 2013 and December 31, 2012, their carrying value was $5,544, and $5,497, respectively.

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

In June 2009, Crescent entered into two interest rate contracts which swapped the variable rate payments for fixed payments. These instruments consisted of a three-year and four-year swap, each for one-half of the notional amount of the TRUPs for fixed rates of 5.49 percent and 5.97 percent, respectively. The three-year swap matured in July 2012 and the four-year swap matured in July 2013. Due to the deferral of interest payments on the TRUPs beginning in April 2011, the remaining interest rate swap no longer qualified for cash flow hedge accounting and was therefore marked to fair value through earnings.

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

Derivative Instruments Related to Subordinated Term Loan

In September 2008, Crescent entered into an unsecured subordinated term loan agreement in the amount of $7,500. The agreement requires the Bank to make quarterly payments of interest at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 4.00 percent. The subordinated term loan was adjusted to estimated fair value in with Piedmont's acquisition of Crescent, and as of September 30, 2013 and December 31, 2012, the carrying value was $6,937 and $6,867, respectively.

In June 2009, Crescent entered into two interest rate contracts which swapped the variable rate payments for fixed payments. These instruments consisted of a three-year and four-year swap, each for one-half of the notional amount of the subordinated debt for fixed rates of 6.39 percent and 6.87 percent, respectively. The three-year swap matured in June 2012 and the four-year swap matured in July 2013. Beginning at Piedmont's acquisition of Crescent, the Company no longer designated these interest rate swaps as qualifying for hedge accounting and therefore began to mark them to fair value through earnings.

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

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes the balance sheet location and fair value amounts of derivative instruments.

		September 30, 2013		December 31, 2012
	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value

FHLB advances:
Interest rate swaps	Other assets	$75,000	$3,210	$—	$—

Trust preferred securities:
Interest rate swap	Other liabilities	$—	$—	$4,000	$(54)
Interest rate cap	Other assets	8,000	207	8,000	109

Subordinated term loan:
Interest rate swap	Other liabilities	$—	$—	$3,750	$(49)
Interest rate cap	Other assets	7,500	193	7,500	101

Loan commitments:
Interest rate lock commitments	Other assets	$17,450	$367	$44,156	$795
			$3,977		$902

The following table summarizes activity in accumulated OCI related to cash flow hedges for the periods presented.

	Successor Company		Successor Company		Predecessor Company
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from February 1 to September 30, 2012	Period from January 1 to January 31, 2012

Accumulated OCI resulting from cash flow hedges at beginning of period, net of tax	$2,224	$—	$(267)	$—	$—
Other comprehensive income recognized, net of tax	(315)	(273)	2,176	(273)	—
Accumulated OCI resulting from cash flow hedges at end of period, net of tax	$1,909	$(273)	$1,909	$(273)	$—

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

Interest Rate Lock Commitments. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end. There have been no changes in valuation techniques during the nine months ended September 30, 2013. Interest rate lock commitments are measured at fair value on a recurring basis and are classified as Level 3. The following table provides the components of the change in fair value of interest rate lock commitments for the periods presented.

	Successor Company		Successor Company		Predecessor Company
Interest Rate Lock Commitments	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from February 1 to September 30, 2012	Period from January 1 to January 31, 2012

Balance at beginning of period	$648	$603	$795	$268	$212
Issuances	213	865	2,403	1,681	134
Settlements	(494)	(654)	(2,831)	(1,135)	(78)
Balance at end of period	$367	$814	$367	$814	$268

The difference between the gross issuances and settlements for the period is included in mortgage banking income within non-interest income.

Foreclosed Assets. Foreclosed assets are adjusted to fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at lower of cost or net realizable value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Given the lack of observable market prices for identical properties and market discounts applied to appraised values, the Company classifies foreclosed assets as nonrecurring Level 3.

The following tables summarize information about assets and liabilities measured at fair value.

		Fair Value Measurements at
		September 30, 2013
	Assets/(Liabilities) Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
U.S. government-sponsored enterprise securities	$14,716	$—	$14,716	$—
SBA-guaranteed securities	68,169	—	68,169	—
Residential MBS	214,503	—	214,503	—
Corporate bonds	98,537	—	98,537	—
Commercial MBS	6,050	—	6,050	—
Municipal obligations – non-taxable	601	—	601	—
Other debt securities	253	—	253	—
Marketable equity securities	1,071	1,071	—	—
Impaired loans	6,285	—	—	6,285
Foreclosed assets	11,806	—	—	11,806
Interest rate lock commitments	367	—	—	367
Derivative assets	3,610	—	3,610	—

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

Quantitative Information about Level 3 Fair Value Measurements

The table below outlines the valuation techniques, unobservable inputs, and the range of quantitative inputs used in the valuations. No changes have been mode to any of these factors from December 31, 2012.

	Valuation Technique	Unobservable Input	Range
Recurring measurements:
Interest rate lock commitments	Pricing model	Pull through rates	80-85%

Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	15-50%
Foreclosed assets	Discounted appraisals	Collateral discounts	15-50%

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

Investment Securities Available for Sale. See discussion related to fair value estimates for securities available for sale in the fair value hierarchy section above. There have been no changes in valuation techniques for the nine months ended September 30, 2013.

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

Loans Held For Sale. The fair value of mortgage loans held for sale is based on commitments on hand from investors within the secondary market for loans with similar characteristics. There have been no changes in valuation techniques for the nine months ended September 30, 2013.

Loans. Expected cash flows are forecasted over the remaining life of each loan and are discounted to present value at current market interest rates for similar loans considering loan collateral type and credit quality. There have been no changes in valuation techniques for the nine months ended September 30, 2013.

Federal Home Loan Bank Stock. Given the option to redeem this stock at par through the FHLB, the carrying value of FHLB stock approximates fair value. There have been no changes in valuation techniques for the nine months ended September 30, 2013.

Bank-Owned Life Insurance. Bank-owned life insurance investments are recorded at their cash surrender value, or the amount that can be realized upon surrender. Therefore, carrying value approximates fair value.

Deposits. The fair value of demand deposits, savings, money market and NOW accounts represents the amount payable on demand. The fair value of time deposits is estimated by calculating the present value of cash flows on the time deposit portfolio discounted using interest rates currently offered for instruments of similar remaining maturities. There have been no changes in valuation techniques for the nine months ended September 30, 2013.

Short-term Borrowings and Long-term Debt. The fair value of short-term borrowings and long-term debt are based upon the discounted value when using current rates at which borrowings of similar maturity could be obtained. There have been no changes in valuation techniques for the nine months ended September 30, 2013.

Accrued Interest Receivable and Accrued Interest Payable. The carrying amounts of accrued interest receivable and payable approximate fair value due to the short maturities of these instruments. There have been no changes in valuation techniques for the nine months ended September 30, 2013.

Derivative Instruments. See discussion related to fair value estimates for derivative instruments in the fair value hierarchy section above. There have been no changes in valuation techniques for the nine months ended September 30, 2013.

The following tables summarize the carrying amounts and estimated fair values of the Company's financial instruments.

	September 30, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$85,635	$85,635	$85,635	$—	$—
Investment securities available for sale	403,900	403,900	1,071	402,829	—
Investment securities held to maturity	208	496	—	—	496
Loans held for sale	7,349	7,349	—	7,349	—
Loans, net	1,346,326	1,338,988	—	—	1,338,988
Federal Home Loan Bank stock	8,029	8,029	—	8,029	—
Bank-owned life insurance	32,896	32,896	—	32,896	—
Derivative assets	3,977	3,977	—	3,977	—
Accrued interest receivable	4,974	4,974	—	4,974	—

Financial liabilities:
Deposits	1,622,539	1,626,505	—	1,626,505	—
Short-term borrowings	100,500	100,647	—	—	100,647
Long-term debt	75,880	75,894	—	—	75,894
Accrued interest payable	650	650	—	650	—

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$50,463	$50,463	$50,463	$—	$—
Investment securities available for sale	136,311	136,311	58	136,253	—
Investment securities held to maturity	180	410	—	—	410
Loans held for sale	16,439	16,439	—	16,439	—
Loans, net	759,418	763,572	—	—	763,572
Federal Home Loan Bank stock	2,307	2,307	—	2,307	—
Bank-owned life insurance	19,976	19,976	—	19,976	—
Derivative assets	1,005	1,005	—	1,005	—
Accrued interest receivable	5,154	5,154	—	5,154	—

Financial liabilities:
Deposits	873,222	876,674	—	876,674	—
Short-term borrowings	7,500	7,456	—	—	7,456
Long-term debt	19,864	19,821	—	—	19,821
Derivative liabilities	103	103	—	103	—
Accrued interest payable	476	476	—	476	—

NOTE I - CUMULATIVE PERPETUAL PREFERRED STOCK

Series A Preferred Stock

Pursuant to the Treasury’s TARP Capital Purchase Program, Crescent issued $24,900 in Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), on January 9, 2009. In addition, Crescent provided a warrant to the Treasury to purchase 833,705 shares of its common stock at an exercise price of $4.48 per share. This warrant was immediately exercisable and expires ten years from the date of issuance. The Series A Preferred Stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years and 9 percent per annum thereafter. The Series A Preferred Stock is redeemable at the option of the Company subject to regulatory approval.

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

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Series B Preferred Stock

Pursuant to the ECB Merger Agreement, the Company agreed to exchange each share of ECB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, into one share of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock"). The redemption value of the Series B Preferred Stock is $17,949. At the closing of the ECB merger, the Company also issued a warrant to purchase 514,693.2 shares of the Company’s common stock to the Treasury in exchange for the warrant issued by ECB to Treasury on January 16, 2009 to purchase 144,984 shares of ECB’s common stock. The warrant issuance reflects the exchange ratio associated with the ECB merger. This warrant was immediately exercisable and expires ten years from the date of issuance. The Series B Preferred Stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years and 9 percent per annum thereafter. The Series B Preferred Stock is redeemable at the option of the Company subject to regulatory approval.

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

The common stock warrant was valued at $0.26 per share, or $132 in the aggregate, at acquisition using a Black-Scholes option pricing model. Assumptions used in the Black-Scholes option pricing model were as follows:

Risk-free interest rate*	0.14%
Expected life of warrants	10.5 months
Expected dividend yield	—
Expected volatility	42.97%
 * The risk-free interest rate was based on the market yield for one-year U.S. Treasury securities as of the ECB acquisition date.

NOTE J - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the activity in accumulated other comprehensive income (loss), net of tax, for the periods presented.

	Investment Securities Available For Sale	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2013	$2,085	$(267)	$1,818
Other comprehensive income (loss) before reclassifications, net of tax	(5,768)	2,176	(3,592)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(747)	—	(747)
Net other comprehensive income (loss) during period	(6,515)	2,176	(4,339)
Balance at September 30, 2013	$(4,430)	$1,909	$(2,521)

Balance at July 1, 2013	$(5,115)	$2,224	$(2,891)
Other comprehensive income (loss) before reclassifications, net of tax	685	(315)	370
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—
Net other comprehensive income (loss) during period	685	(315)	370
Balance at September 30, 2013	$(4,430)	$1,909	$(2,521)

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Amounts reclassified from accumulated other comprehensive are included in the consolidated statements of operations as follows.

Accumulated Other Comprehensive Income Component	Amount Reclassified		Line Item Within Statement of Operations
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Investment securities available for sale:
Gross reclassification	$—	$(1,215)	Gain on sale of available for sale securities
Income tax expense	—	468	Income taxes
Reclassification, net of tax	$—	$(747)

NOTE K - SUBORDINATED DEBT ISSUANCE

In August 2013, the Company issued an aggregate of $38,050 of subordinated notes to accredited investors. The notes bear interest, payable on the 1st of January and July of each year, at a fixed interest rate of 7.625 percent per year. The notes mature in August 2023 and qualify as Tier 2 capital for the Company's regulatory purposes, subject to a phase out of the capital qualification five years prior to maturity. The notes are not convertible into common stock or preferred stock, and the notes are not callable by the Company or subject to prepayment at the option of the holders.

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

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. This discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results for the three and nine months ended September 30, 2013 and 2012 as well as the financial condition of the Company as of September 30, 2013 and December 31, 2012. Because of the separate reporting for predecessor and successor periods in 2012, the Company's results of operations between these periods and the nine months ended September 30, 2013 are not comparable. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report.

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

Pursuant to the Merger Agreement, the Company agreed to exchange each share of ECB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, into one share of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B. At the closing of the ECB merger, the Company also issued a warrant to purchase 514,693.2 shares of the Company’s common stock to the U.S. Department of the Treasury (“Treasury”) in exchange for the warrant issued by ECB to Treasury on January 16, 2009 to purchase 144,984 shares of ECB’s common stock. The warrant issuance reflected the exchange ratio associated with the ECB merger.

In connection with the ECB merger, the Company applied the acquisition method of accounting to ECB's balance sheet. Therefore, all acquired assets and liabilities were adjusted to fair value, and the historical allowance for loan losses was eliminated. The Company recorded a one-time acquisition gain of $7.8 million in the second quarter of 2013, which reflected the amount by which the fair value of acquired net assets exceeded the combined purchase price and fair value of other equity interests. The Company has a one-year measurement period from the acquisition date to finalize the recorded fair values of net assets acquired. The acquisition gain may change if initial fair value estimates are revised within the measurement period. Measurement period adjustments in the third quarter of 2013, which were retrospectively reflected in the Company's results of operations in the second quarter of 2013, reduced the previously reported gain on acquisition by $433 thousand. This amount included tax-effected adjustments to reduce the estimated fair value of a non-marketable investment, to reduce the fair value of certain distressed loans held for sale, and to increase the fair value of a bank-owned office. The acquisition of ECB increased the Company's total assets by 43 percent, deposits by 44 percent, and stockholders' equity by 29 percent at the merger date. Therefore, the Company's results of operations and financial position were significantly impacted in 2013 by the ECB merger.

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

Executive Summary

The following is a summary of the Company’s financial results and significant events in the third quarter of 2013:

•	Net income was $1.5 million in third quarter of 2013 compared to $3.3 million in the second quarter of 2013 and $1.3 million in third quarter of 2012.

•
Earnings in the third quarter of 2013 were negatively impacted by a $1.2 million income tax charge in connection with recently enacted decreases in North Carolina corporate income tax rates which are effective in future tax years.

•	In August 2013, the Company placed $38.05 million in 10-year subordinated notes at a fixed rate of 7.625 percent to further strengthen and diversify its regulatory capital position.

•
Operating earnings, which exclude securities gains, a one-time acquisition gain, merger and conversion costs, and a non-recurring income tax adjustment, improved to $3.0 million in the third quarter of 2013 from $2.8 million in second quarter 2013 and $1.4 million in third quarter 2012.

•	Pre-tax, pre-provision operating earnings totaled $6.2 million in the third quarter of 2013, an increase from $6.0 million in the second quarter of 2013 and $2.5 million in the third quarter of 2012.

•	Annualized net loan growth was 9 percent in the third quarter of 2013 while loan originations and commitments totaled $207.4 million in the third quarter.

•	Net interest margin totaled 4.39 percent in the third quarter of 2013 compared to 4.67 percent in the second quarter of 2013 and 4.49 percent in the third quarter of 2012.

•
Government-guaranteed, small business lending income improved to $1.5 million in the third quarter of 2013 from $1.1 million in the second quarter of 2013 and $776 thousand in the third quarter of 2012 while loan originations by this group totaled $34.5 million in the third quarter.

•	Operating non-interest expenses were cut by $1.0 million from the second quarter of 2013 to the third quarter of 2013, which was in line with targeted cost savings following the ECB acquisition.

Non-GAAP Financial Measures

Statements included in this management's discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company's management uses these non-GAAP financial measures, including: (i) net operating earnings (loss); (ii) pre-tax, pre-provision operating earnings; (iii) operating non-interest income, (iv) operating non-interest expense, (v) operating efficiency ratio, (vi) adjusted allowance for loan losses to loans; and (vii) tangible common equity, in its analysis of the Company's performance. The adjusted allowance for loan losses non-GAAP reconciliation is presented within the allowance for loan losses section of management's Analysis of Financial Condition below. The tangible common equity non-GAAP reconciliations, which include tangible book value per share and the tangible common equity to tangible assets ratio, are presented within the capital section of management's Analysis of Financial Condition below.

	Successor Company		Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from February 1 to September 30, 2012	Period from January 1 to January 31, 2012

OPERATING EARNINGS
Net income (GAAP)	$1,484	$1,285	$3,946	$1,681	$529
Securities gains	—	(483)	(1,215)	(648)	—
Gain on acquisition	—	—	(7,809)	—	—
Merger and conversion costs	477	547	14,039	1,050	78
Income tax effect of adjustments	(172)	33	(4,793)	(153)	(30)
Deferred tax asset revaluation from reduction in state income tax rates	1,218	—	1,218	—	—
Net operating earnings (Non-GAAP)	3,007	1,382	5,386	1,930	577
Dividends and accretion on preferred stock	708	367	1,782	978	122
Net operating earnings available to common stockholders (Non-GAAP)	$2,299	$1,015	$3,604	$952	$455

OPERATING EARNINGS PER COMMON SHARE
Basic (Non-GAAP)	$0.05	$0.03	$0.08	$0.03	$0.01
Diluted (Non-GAAP)	$0.05	$0.03	$0.08	$0.03	$0.01

PRE-TAX, PRE-PROVISION OPERATING EARNINGS
Net income (GAAP)	$1,484	$1,285	$3,946	$1,681	$529
Provision for loan losses	1,280	1,077	4,712	3,991	195
Income tax expense (benefit)	2,997	95	(206)	(160)	270
Pre-tax, pre-provision income	5,761	2,457	8,452	5,512	994
Securities gains	—	(483)	(1,215)	(648)	—
Gain on acquisition	—	—	(7,809)	—	—
Merger and conversion costs	477	547	14,039	1,050	78
Pre-tax, pre-provision operating earnings (Non-GAAP)	$6,238	$2,521	$13,467	$5,914	$1,072

OPERATING NON-INTEREST INCOME
Non-interest income (GAAP)	$4,537	$3,332	$20,663	$7,194	$657
Gain on acquisition	—	—	(7,809)	—	—
Operating non-interest income (Non-GAAP)	$4,537	$3,332	$12,854	$7,194	$657

OPERATING NON-INTEREST EXPENSE
Non-interest expense (GAAP)	$18,682	$11,140	$62,489	$28,856	$3,236
Merger and conversion costs	(477)	(547)	(14,039)	(1,050)	(78)
Operating non-interest expense (Non-GAAP)	$18,205	$10,593	$48,450	$27,806	$3,158

OPERATING EFFICIENCY RATIO
Efficiency ratio (GAAP)	76.43%	81.93%	88.09%	83.96%	76.50%
Effect to adjust for gain on acquisition	—%	—%	10.90%	—	—
Effect to adjust for merger and conversion costs	(1.95)%	(4.02)%	(22.24)%	(3.06)%	(1.84)%
Operating efficiency ratio (Non-GAAP)	74.48%	77.91%	76.75%	80.90%	74.66%

Management believes that non-GAAP financial measures provide additional useful information that allows readers to evaluate the ongoing performance of the Company without regard to transactional activities. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company's results or financial condition as reported under GAAP.

Analysis of Results of Operations

3Q 2013 compared to 3Q 2012

Net income was $1.5 million in the third quarter of 2013 compared to $1.3 million in the third quarter of 2012. After preferred stock dividends and accretion, net income available to common stockholders was $776 thousand, or $0.02 per common share, in the third quarter of 2013 compared to net income of $918 thousand, or $0.03 per common share, in the third quarter of 2012. Net operating earnings, which exclude securities gains, merger and conversion costs, and a non-recurring income tax charge, improved to $3.0 million in third quarter 2013 from $1.4 million in the third quarter of 2012 as the Company improved its financial performance following the ECB merger by increasing net interest income, lowering provision for loan losses, increasing non-interest income, and by reducing its operating efficiency ratio. Similarly, pre-tax, pre-provision operating earnings increased to $6.2 million in the third quarter of 2013 from $2.5 million in the third quarter of 2012.

Year-to-Date

Net income was $3.9 million in the first nine months of 2013 while net income was $1.7 million in the 2012 Successor Period and $529 thousand in the 2012 Predecessor Period. After dividends and accretion on preferred stock, net income available to common stockholders was $2.2 million, or $0.05 per common share, in the first nine months of 2013, while net income attributable to common stockholders was $703 thousand, or $0.02 per common share, in the 2012 Successor Period, and $407 thousand, or $0.01 per common share, in the 2012 Predecessor Period.

Net Interest Income

3Q 2013 compared to 3Q 2012

Net interest income was $19.9 million in the third quarter of 2013 compared to $10.3 million in the third quarter of 2012. The increase in net interest income was the result of a significant increase in earning assets from organic business activity and the ECB merger. Average earning assets increased from $916.7 million in the third quarter of 2012 to $1.80 billion in the third quarter of 2013. Over this period, average loan balances increased by $639.2 million, of which $466.5 million was from acquired ECB loans, and average investment securities balances increased by $218.0 million. In addition, average deposits increased by $796.3 million, of which $736.1 million was from the ECB merger.

The Company's net interest margin declined from 4.49 percent in the third quarter of 2012 to 4.39 percent in the third quarter of 2013. The reduction in net interest margin was due to a reduction in yields on interest-earning assets partially offset by lower costs on interest-bearing liabilities. The yield on earning assets declined from 5.18 percent in the third quarter of 2012 to 4.90 percent in the third quarter of 2013, which reflected lower loan yields and lower yields on investment securities. The decrease in loan yields was a product of lower prevailing market loan rates on new loan originations partially offset by a favorable impact from acquisition accounting fair value adjustments. Securities yields declined as the Company reinvested principal paydowns and proceeds from sales at lower current market rates.

The cost of interest-bearing liabilities declined from 0.83 percent in the third quarter of 2012 to 0.59 percent in the third quarter of 2013, which primarily reflected a lower cost of deposits as the Company adjusted interest rates it pays on certain checking and money market accounts in the second quarter of 2013 and incorporated the ECB deposit base. The Company also increased its level of short-term borrowings in the form of Federal Home Loan Bank ("FHLB") advances which lowered overall funding costs. These reductions were partially offset by an increase in the cost of long-term debt from the issuance of $38.05 million in 10-year subordinated notes at a fixed rate of 7.625 percent. These subordinated notes were issued to further strengthen and diversify the Company's regulatory capital position.

Income accretion on purchased loans totaled $5.7 million in the third quarter of 2013, which consisted of $3.1 million of accretion on purchased credit-impaired ("PCI") loans and $2.5 million of accretion income on purchased non-impaired loans. PCI loan accretion represents all interest income recorded for those loans in the period while accretion income on purchased non-impaired loans represents accretion of the fair value discount on the effective yield method, which increased interest income above contractual yields. Accretion income on purchased non-impaired loans included $895 thousand of accelerated accretion in the third quarter of 2013 due to principal prepayments. Time deposit fair value amortization totaled $857 thousand, and net amortization of short-term borrowings and long-term debt totaled $18 thousand, which reduced interest expense. Acquisition accounting amortization reduced the Company's cost of interest-bearing liabilities by 0.22 percent in the third quarter of 2013.

Year-to-Date

Net interest income in the first nine months of 2013 totaled $50.3 million while net interest income totaled $27.2 million in the 2012 Successor Period and $3.6 million in the 2012 Predecessor Period. Average earning assets totaled $1.50 billion in the first nine months of 2013, which was a significant increase from $934.4 million in the 2012 Successor Period and $934.3 million in the 2012 Predecessor Period. The increase in average interest-earning assets was primarily the result of assets acquired in the ECB merger as well as organic loan growth.

Net interest margin was 4.47 percent in the first nine months of 2013, which was an increase from 4.41 percent in the 2012 Successor Period but a decline from 4.55 percent in the 2012 Predecessor Period. The increase in net interest margin from the 2012 Successor Period was primarily due to a reduction in the cost of interest-bearing liabilities which fell from 0.88 percent in the 2012 Successor Period to 0.60 percent in the first nine months of 2013. Declining yields on interest-earning assets partially offset the improvement in the cost of interest-bearing liabilities due to the origination of new loans at lower current market rates and the reinvestment of principal paydowns and proceeds from sales of securities at lower current market rates. The average yield on loans decreased from 6.04 percent in the 2012 Successor Period and 6.15 percent in the 2012 Predecessor Period to 5.96 percent in the first nine months of 2013, and the average yield on investment securities declined from 2.69 percent in the 2012 Successor Period and 2.74 percent in the 2012 Predecessor Period to 2.05 percent in the first nine months of 2013.

Income accretion on purchased loans totaled $15.4 million in the first nine months of 2013, which consisted of $10.5 million of accretion on PCI loans and $4.9 million of accretion income on purchased non-impaired loans. Time deposit fair value amortization totaled $2.3 million, which reduced interest expense, while net accretion of short-term borrowings and long-term debt totaled $45 thousand, which increased interest expense. Time deposit amortization, net of accretion on short-term borrowings and long-term debt reduced the Company's cost of interest-bearing liabilities by 0.22 percent in the first nine months of 2013. Income accretion on purchased loans totaled $10.9 million and $1.6 million in the 2012 Successor Period and 2012 Predecessor Period, respectively. Net amortization of fair value premiums on interest-bearing liabilities in the 2012 Successor Period and 2012 Predecessor Period totaled $2.0 million and $298 thousand, respectively, which reduced the Company's cost of interest-bearing liabilities by 0.39 percent and 0.45 percent, respectively.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

3Q 2013 compared to 3Q 2012

	Three months ended September 30, 2013			Three months ended September 30, 2012
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans (1)	$1,361,340	$20,348	5.93%	$722,177	$10,810	5.95%
Investment securities (2)	381,684	1,849	1.92	163,655	1,115	2.71
Federal funds and other	55,984	33	0.23	30,844	16	0.21
Total interest-earning assets	1,799,008	22,230	4.90%	916,676	11,941	5.18%
Non-interest-earning assets	220,220			132,347
Total assets	$2,019,228			$1,049,023

Liabilities and Equity
Interest-bearing demand	$335,653	156	0.18%	$135,786	102	0.30%
Money market and savings	475,985	332	0.28	244,619	357	0.58
Time	627,874	1,133	0.72	362,733	862	0.95
Total interest-bearing deposits	1,439,512	1,621	0.45	743,138	1,321	0.71
Short-term borrowings	72,068	46	0.25	1,500	3	0.80
Long-term debt	62,347	654	4.16	22,802	274	4.78
Total interest-bearing liabilities	1,573,927	2,321	0.59%	767,440	1,598	0.83%
Noninterest-bearing deposits	203,427			103,535
Other liabilities	10,714			6,457
Total liabilities	1,788,068			877,432
Stockholders’ equity	231,160			171,591
Total liabilities and stockholders’ equity	$2,019,228			$1,049,023

Net interest income, taxable equivalent		$19,909			$10,343
Interest rate spread (3)			4.31%			4.35%
Tax equivalent net interest margin (4)			4.39%			4.49%

Percentage of average interest-earning assets to average interest-bearing liabilities			114.30%			119.45%
* Taxable equivalent basis

(1)	Loans include loans held for sale and nonaccrual loans.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rates of 34.0 percent. The taxable-equivalent adjustment was $3 thousand, and $79 thousand for the 2013 and 2012 periods, respectively.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Year-to-Date

	Successor Company						Predecessor Company
	Nine Months Ended September 30, 2013			Period from February 1 to September 30, 2012			Period from January 1 to January 31, 2012
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans (1)	$1,153,455	$51,421	5.96%	$719,196	$28,819	6.04%	$730,387	$3,807	6.15%
Investment securities (2)	307,458	4,715	2.05	170,856	3,056	2.69	180,220	419	2.74
Federal funds and other	43,109	70	0.22	44,388	65	0.22	23,719	4	0.20
Total interest-earning assets	1,504,022	56,206	5.00%	934,440	31,940	5.15%	934,326	4,230	5.35%
Non interest-earning assets	192,570			125,252			134,240
Total assets	$1,696,592			$1,059,692			$1,068,566

Liabilities and Equity
Interest-bearing demand	$284,178	478	0.22%	$145,764	$420	0.43%	$172,363	$108	0.74%
Money market and savings	408,529	1,021	0.33	231,133	991	0.65	184,716	96	0.61
Time	537,188	3,043	0.76	377,754	2,367	0.94	404,999	326	0.95
Total interest-bearing deposits	1,229,895	4,542	0.49	754,651	3,778	0.75	762,078	530	0.82
Short-term borrowings	45,857	100	0.29	2,917	9	0.46	968	—	—
Long-term debt	43,670	1,237	3.79	23,134	786	5.12	24,217	103	5.02
Total interest-bearing liabilities	1,319,422	5,879	0.60%	780,702	4,573	0.88%	787,263	633	0.95%
Non interest-bearing deposits	154,619			101,370			107,156
Other liabilities	8,661			6,637			4,184
Total liabilities	1,482,702			888,709			898,603
Stockholders’ equity	213,890			170,983			169,963
Total liabilities and stockholders’ equity	$1,696,592			$1,059,692			$1,068,566

Net interest income, taxable equivalent		$50,327			$27,367			$3,597
Interest rate spread (3)			4.40%			4.27%			4.40%
Tax equivalent net interest margin (4)			4.47%			4.41%			4.55%

Percentage of average interest-earning assets to average interest-bearing liabilities			113.99%			119.69%			118.68%
* Taxable equivalent basis

(1)	Loans include loans held for sale in addition to nonaccrual loans.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rates of 34.0 percent. The taxable-equivalent adjustment was $49 thousand, $194 thousand, and $24 thousand for 2013 and the 2012 Successor and Predecessor Periods, respectively.

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

Provision for Loan Losses

3Q 2013 compared to 3Q 2012

Provision for loan losses was $1.3 million in the third quarter of 2013 compared to $1.1 million in the third quarter of 2012. Annualized net loan charge-offs were 0.20 percent of average loans in the third quarter of 2013 compared to 0.44 percent in the third quarter of 2012. The allowance for loan and lease losses ("ALLL") and related provision were calculated separately for non-acquired loans, purchased non-impaired loans, and PCI loans. In the third quarter of 2013, the non-acquired loan provision was $253 thousand, purchased non-impaired loan provision was $670 thousand, and PCI loan provision was $357 thousand.

The following table summarizes the changes in the ALLL for each loan category in 3Q 2013 and 3Q 2012.

(Dollars in thousands)	Non-Acquired	Purchased Non-Impaired	Purchased Credit-Impaired	Total

3Q 2013:
Balance at July 1, 2013	$4,339	$—	$2,086	$6,425
Net charge-offs	(1)	(670)	—	(671)
Provision for loan losses	253	670	357	1,280
Balance at September 30, 2013	$4,591	$—	$2,443	$7,034

3Q 2012:
Balance at July 1, 2012	$1,637	$634	$772	$3,043
Net charge-offs	—	(974)	—	(974)
Provision for loan losses	516	426	135	1,077
Balance at September 30, 2012	$2,153	$86	$907	$3,146

The increase in provision for loan losses in the third quarter of 2013 compared to the prior year third quarter was primarily due to impairments on certain of the Company's PCI loan pools, which generated provision of $357 thousand in the third quarter of 2013 compared to $135 thousand in the prior year third quarter, and higher provision on purchased non-impaired loans. The higher provision on purchased loans was partially offset by lower provision on the non-acquired loan portfolio.

The ALLL was $7.0 million, or 0.52 percent of total loans as of September 30, 2013, compared to $6.4 million, or 0.49 percent of total loans as of June 30, 2013, and $3.1 million, or 0.43 percent of total loans as of September 30, 2012. Adjusted ALLL, which includes the ALLL and net acquisition accounting fair value adjustments for acquired loans, represented 3.05 percent of total loans as of September 30, 2013 compared to 3.72 percent as of June 30, 2013 and 2.86 percent as of September 30, 2012.

Nonperforming loans as a percentage of total loans was 1.40 percent as of September 30, 2013, which was an increase from 1.14 percent as of June 30, 2013 and a decline from 1.90 percent as of September 30, 2012. Total nonperforming assets (which include nonaccrual loans, loans past due 90 days or more and still accruing, and foreclosed assets) as a percentage of total assets was 1.50 percent as of September 30, 2013, which was an increase from 1.33 percent as of June 30, 2013 and a reduction from 1.97 percent as of September 30, 2012. The decline in the nonperforming assets ratio over the past year was due to the ECB merger as well as the Company's continuing efforts to resolve legacy problem assets while maximizing value. These resolution efforts have included a combination of asset sales through various channels and successful loan workout plans.

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

Results of the Company’s third quarter 2013 cash flow re-estimation for PCI loans are summarized as follows.

(Dollars in thousands)	Impairment	Cash Flow Improvement	New Yield	Previous Yield

Loan pools with cash flow improvement	$(439)	$826	8.41%	7.08%
Loan pools with impairment	796	—	6.47%	6.51%
Total	$357	$826	7.02%	6.68%

The third quarter of 2013 cash flow re-estimation indicated a total improvement in the present value of estimated cash flows on PCI loan pools of $469 thousand. The $826 thousand of estimated cash flow improvement on related loan pools will be recorded as additional interest income as a prospective yield adjustment over the remaining life of the loans. The $357 thousand impairment was recorded as provision expense in the third quarter of 2013. The pool-level impairment and cash flow improvement were calculated as the difference between the pool-level recorded investment and the net present value of estimated cash flows at the time of the cash flow re-estimation.

Year-to-Date

Provision for loan losses was $4.7 million in the first nine months of 2013 while provision for loan losses totaled $4.0 million in the 2012 Successor Period and $195 thousand in the 2012 Predecessor Period. The following table summarizes the changes in ALLL for each loan category in the nine months ended September 30, 2013.

(Dollars in thousands)	Non-Acquired	Purchased Non-Impaired	Purchased Credit-Impaired	Total

Balance at January 1, 2013	$2,665	$55	$1,278	$3,998
Net charge-offs	(119)	(1,557)	—	(1,676)
Provision for loan losses	2,045	1,502	1,165	4,712
Balance at September 30, 2013	$4,591	$—	$2,443	$7,034

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Successor Company		Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from February 1 to September 30, 2012	Period from January 1 to January 31, 2012

Service charges and fees on deposit accounts	$1,512	$523	$3,552	$1,429	$194
Mortgage banking	310	1,127	1,797	2,393	225
Government-guaranteed lending	1,525	776	3,702	1,342	98
Bank-owned life insurance	324	215	829	552	70
Gain on sales of available for sale securities	—	483	1,215	648	—
Gain on acquisition	—	—	7,809	—	—
Other	866	208	1,759	830	70
Total non-interest income	$4,537	$3,332	$20,663	$7,194	$657

3Q 2013 compared to 3Q 2012

Non-interest income totaled $4.5 million in the third quarter of 2013, which was an increase from $3.3 million in the third quarter of 2012. The increase was primarily the result of higher income from the Company's government-guaranteed, small business lending program, higher income from service charges and fees on deposit accounts and higher income on bank-owned life insurance. These increases were partially offset by a reduction in mortgage banking income.

Government-guaranteed, small business lending income, which includes gains on sales of the guaranteed portion of certain SBA loans originated by the Company as well as servicing fees on previously sold SBA loans, increased by $749 thousand. The Company sells the guaranteed portion of certain SBA loans in the secondary market without recourse and recognizes gains as those loans are sold at a premium. Service charges and fees on deposit accounts increased by $989 thousand primarily due to the addition of deposit accounts acquired in the ECB merger. Mortgage banking income decreased by $817 thousand due to several factors, including an increase in long-term interest rates which significantly reduced refinancing activities as well as declining profit margins on loans sold to investors. In an effort to improve its future mortgage banking performance, the Company hired a veteran mortgage production manager in the third quarter, hired FHA and VA mortgage underwriters (which generally produce higher margin loans) and reduced headcount and cut costs in the mortgage business.

Year-to-Date

Non-interest income totaled $20.7 million in the first nine months of 2013 while non-interest income totaled $7.2 million in the 2012 Successor Period and $657 thousand in the 2012 Predecessor Period. Non-interest income in the current year-to-date period included a one-time acquisition gain of $7.8 million related to the ECB merger. Securities gains totaled $1.2 million in the first nine months of 2013 as the Company recognized gains upon selling the majority of its municipal bonds for balance sheet management and tax purposes. Additionally, service charges and fees on deposits, mortgage banking income, government-guaranteed, small business lending income, and bank-owned life insurance income totaled $3.6 million, $1.8 million, $3.7 million, and $829 thousand, respectively, in the first nine months of 2013.

Non-Interest Expense

The following table provides a summary of non-interest expense for the periods presented.

	Successor Company		Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from February 1 to September 30, 2012	Period from January 1 to January 31, 2012

Salaries and employee benefits	$10,034	$5,648	$27,034	$14,661	$1,737
Occupancy and equipment	2,497	1,385	6,452	3,547	396
Data processing	1,105	644	2,824	1,683	212
FDIC deposit insurance premiums	423	205	1,050	711	141
Professional services	598	800	2,009	1,925	144
Foreclosed asset expenses	201	251	463	641	11
Other loan-related expense	909	419	2,162	1,171	162
Merger and conversion costs	477	547	14,039	1,050	78
Other	2,438	1,241	6,456	3,467	355
Total non-interest expense	$18,682	$11,140	$62,489	$28,856	$3,236

3Q 2013 compared to 3Q 2012

Non-interest expense totaled $18.7 million in the third quarter of 2013 which was a significant increase from $11.1 million in the third quarter of 2012. The increase in expenses was primarily due to increases in salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories due to the ECB merger which added employees, branch and other facilities, and equipment to the Company's expense base. The Company's operating efficiency ratio, which excludes non-recurring merger and conversion costs, improved from 77.9 percent in the third quarter of 2012 to 74.5 percent in the third quarter of 2013. Much of the improvement in the operating efficiency ratio was due to increased scale and operating leverage provided by the ECB merger combined with cost cutting measures implemented during the second and third quarters of 2013 which are expected to continue to benefit the Company going forward. For example, full time equivalent employees for the combined Company decreased from 520 at the ECB merger date to 474 as of September 30, 2013.

Year-to-Date

Non-interest expense totaled $62.5 million in the first nine months of 2013 while non-interest expense totaled $28.9 million in the 2012 Successor Period and $3.2 million in the 2012 Predecessor Period. Expenses in the first nine months of 2013 were significantly impacted by ECB merger and system conversion costs, which totaled $14.0 million, as well as a higher general expense run rate following the ECB merger. The Company's operating efficiency ratio was 76.7 percent in the first nine months of 2013 compared to 80.9 percent in the 2012 Successor Period and 74.7 percent in the 2012 Predecessor Period.

Income Taxes

The Company’s income tax expense was $3.0 million in the third quarter of 2013 compared to $95 thousand in the third quarter of 2012. Income tax expense in the third quarter of 2013 included a $1.2 million charge as a result of recently enacted decreases in North Carolina corporate income tax rates which are effective in future tax years. Taxable income is calculated using pre-tax net income adjusted for non-taxable municipal investment income, bank-owned life insurance income, and non-deductible merger costs. The Company’s income tax benefit was $206 thousand in the first nine months of 2013. The income tax benefit was $160 thousand in the 2012 Successor Period, and income tax expense was $270 thousand in the 2012 Predecessor Period.

Based on the Company's analysis of positive and negative evidence regarding future realization of its deferred tax assets, which included an evaluation of historical and forecasted pre-tax earnings, net operating loss carryforward periods, merger costs and savings, asset quality trends, capital levels, and potential tax planning strategies, the Company determined that there was sufficient positive evidence to indicate that it would likely realize the full value of its deferred tax assets over time and therefore it was determined that no valuation allowance on its deferred tax assets was needed as of September 30, 2013.

Analysis of Financial Condition

Total assets were $2.05 billion as of September 30, 2013, which was an increase of $960.8 million from total assets as of December 31, 2012. The ECB merger provided $856.0 million of asset growth in the year-to-date period. Earning assets totaled $1.82 billion, or 89 percent of total assets, as of September 30, 2013 compared to $953.2 million, or 88 percent of total assets, as of December 31, 2012. Earning assets as of September 30, 2013 consisted of $1.35 billion in gross loans, $7.3 million in loans held for sale, $412.1 million in investment securities, including FHLB stock, and $48.0 million in federal funds sold and interest-earning deposits with correspondent banks. Deposits were $1.62 billion as of September 30, 2013, which was an increase of $749.3 million from deposits as of December 31, 2012. The ECB merger provided $736.1 million of deposit growth in the year-to-date period. Short-term borrowings increased by $93.0 million in the year-to-date period while long-term debt increased by $56.0 million. Stockholders' equity increased by $57.1 million, which was primarily due to $66.1 million of net assets acquired in the ECB merger, partially offset by a decline in accumulated other comprehensive income (loss).

Since the ECB merger significantly impacted each major component of the Company's balance sheet, the following table has been provided to summarize the year-to-date changes in major balance sheet components including and excluding the acquired ECB balances.

(Dollars in thousands)	September 30, 2013	December 31, 2012	YTD Change	Acquired ECB Balances April 1, 2013	YTD Change Excluding Acquired ECB Balances

Cash and cash equivalents	$85,635	$50,463	$35,172	$24,008	$11,164
Investment securities available for sale	403,900	136,311	267,589	289,359	(21,770)
Loans held for sale	7,349	16,439	(9,090)	13,399	(22,489)
Loans	1,353,360	763,416	589,944	453,054	136,890
Allowance for loan losses	(7,034)	(3,998)	(3,036)	—	(3,036)
Other assets	202,861	122,594	80,267	76,176	4,091
Total assets	$2,046,071	$1,085,225	$960,846	$855,996	$104,850

Deposits	$1,622,539	$873,222	$749,317	$736,114	$13,203
Short-term borrowings	100,500	7,500	93,000	34,284	58,716
Long-term debt	75,880	19,864	56,016	16,460	39,556
Other liabilities	16,143	10,698	5,445	3,015	2,430
Total liabilities	1,815,062	911,284	903,778	789,873	113,905
Stockholders' equity (1)	231,009	173,941	57,068	66,123	(9,055)
Total liabilities and stockholders' equity	$2,046,071	$1,085,225	$960,846	$855,996	$104,850

(1)	Acquired ECB stockholders' equity balance includes an acquisition gain of $7.8 million which was recorded in earnings in the second quarter of 2013.

Investment Securities

The amortized cost and fair value of the available-for-sale securities portfolio was $411.1 million and $403.9 million, respectively, as of September 30, 2013 compared to $132.9 million and $136.3 million, respectively, as of December 31, 2012. Excluding acquired ECB investments, available for sale securities declined by $21.8 million year-to-date through September 30, 2013, which partially funded the Company's core loan growth. The Company also drew down its investment portfolio to properly manage its liquidity and interest rate risk position following the ECB merger.

Marketable investment securities are accounted for as available for sale and are recorded at fair value with unrealized gains and losses charged to accumulated other comprehensive income. The investment securities portfolio as of September 30, 2013 consisted of U.S. government-sponsored enterprise ("GSE") securities, securities guaranteed by the U.S. Small Business Administration ("SBA"), residential mortgage-backed securities (“MBS”), which were all issued by GSEs, investment grade corporate bonds, investment grade commercial MBS issued by financial institutions, investment grade non-taxable municipal obligations, and the common stock of other financial services companies. As of September 30, 2013 and December 31, 2012, the securities portfolio had $2.2 million and $3.5 million, respectively, of unrealized gains and $9.4 million and $96 thousand, respectively, of unrealized losses. None of these securities had been in an unrealized loss position for more than twelve months at either date.

The following table summarizes the amortized cost and fair value of the securities portfolio.

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. government-sponsored enterprise securities	$14,822	$14,716	$—	$—
SBA-guaranteed securities	68,749	68,169	—	—
Residential MBS	222,523	214,503	76,249	76,777
Corporate bonds	97,518	98,537	30,861	32,508
Commercial MBS	5,968	6,050	6,612	6,885
Municipal obligations – non-taxable	600	601	15,492	16,201
Municipal obligations – taxable	—	—	2,583	2,725
Other debt securities	253	253	1,083	1,157
Marketable equity securities	677	1,071	37	58
Total securities available for sale	$411,110	$403,900	$132,917	$136,311

The following table summarizes debt securities in the investment portfolio as of September 30, 2013, segregated by major category with ranges of maturities and average yields.

	September 30, 2013
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)

U.S. government-sponsored enterprise securities:
One to five years	$14,822	$14,716	1.11%
Total	14,822	14,716	1.11
SBA-guaranteed securities:
One to five years	7,817	7,822	(1.48)
Five to ten years	17,563	17,159	2.07
After ten years	43,369	43,188	1.97
Total	68,749	68,169	1.60
Residential MBS (2):
Within one year	282	284	0.36
One to five years	71,011	69,556	1.56
Five to ten years	127,629	122,615	2.11
After ten years	23,601	22,048	2.60
Total	222,523	214,503	1.98
Corporate bonds:
Within one year	1,000	1,000	9.14
One to five years	83,406	84,832	2.20
Five to ten years	13,112	12,705	2.34
Total	97,518	98,537	2.29
Commercial MBS (2):
One to five years	5,968	6,050	2.35
Total	5,968	6,050	2.35
Municipal obligations - non-taxable:
After ten years	600	601	6.44
Total	600	601	6.44
Other debt securities:
One to five years	253	253	1.69
Total	253	253	1.69
Total debt securities	$410,433	$402,829	1.97

(1)	Yields are calculated on a taxable equivalent basis using the statutory federal income tax rate of 34 percent. Yields are calculated based on the amortized cost of the securities.

(2)	Mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on weighted average maturities anticipating future prepayments.

The Company also owned $8.0 million and $2.3 million of FHLB stock as of September 30, 2013 and December 31, 2012, respectively. This stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

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

Loans, net of deferred loan fees, totaled $1.35 billion as of September 30, 2013, which was an increase of $589.9 million from December 31, 2012. Excluding acquired ECB loans, core loan growth was $136.9 million on a year-to-date basis. The Company has generated robust net loan growth to date in 2013 which was driven by loan originations totaling $364.5 million. The composition of the Company’s loan portfolio as of September 30, 2013 was as follows: 48.1 percent commercial real estate loans, 17.5 percent commercial and industrial loans, 10.9 percent commercial construction and land development loans, 13.9 percent residential real estate loans, 2.1 percent consumer construction and land development loans, 6.9 percent home equity loans and lines of credit, and consumer loans at 0.7 percent. The composition of the loan portfolio as of December 31, 2012 was as follows: 51.5 percent commercial real estate loans, 12.9 percent commercial and industrial loans, 9.5 percent commercial construction and land development loans, 16.4 percent residential real estate loans, 0.8 percent consumer construction and land development loans, 8.3 percent home equity loans and lines of credit, and consumer loans at 0.6 percent.

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

The following table summarizes the UPB and carrying amounts of the loan portfolio by type.

	September 30, 2013			December 31, 2012
(Dollars in thousands)	UPB	Carrying Amount	% of UPB	UPB	Carrying Amount	% of UPB

Commercial:
Commercial real estate	$667,216	$650,722	97.5%	$402,031	$392,955	97.7%
Commercial and industrial	242,708	237,648	97.9%	100,893	98,701	97.8%
Construction and development	155,752	147,214	94.5%	79,081	72,566	91.8%
Consumer:
Residential real estate	193,412	188,032	97.2%	128,980	125,277	97.1%
Construction and development	30,099	28,306	94.0%	6,457	6,203	96.1%
Home equity	98,538	93,342	94.7%	66,634	63,486	95.3%
Consumer	9,299	8,900	95.7%	4,382	4,325	98.7%
Total	$1,397,024	$1,354,164	96.9%	$788,458	$763,513	96.8%

Acquired loans increased from $476.5 million as of December 31, 2012 to $769.7 million as of September 30, 2013 due to the ECB merger while non-acquired loans increased from $287.0 million as of December 31, 2012 to $584.5 million as of September 30, 2013. As the portfolio mix becomes more heavily weighted toward non-acquired loans, the portfolio more closely reflects the Company's current underwriting standards and its portfolio allocation strategy.

The following table summarizes the scheduled maturities of loans separated by fixed and variable rate loans.

	September 30, 2013
(Dollars in thousands)	Commercial Real Estate	Commercial Construction and Development	Commercial and Industrial	Residential Real Estate	Consumer Construction	Home Equity	Consumer	Total

Fixed Rate: (1)
1 year or less	$37,240	$10,069	$16,664	$11,936	$5,290	$213	$1,871	$83,283
1-5 years	326,739	27,867	51,110	70,518	12,788	4,035	4,595	497,652
After 5 years	75,148	3,526	12,712	23,261	686	264	539	116,136
Total	439,127	41,462	80,486	105,715	18,764	4,512	7,005	697,071
Variable Rate: (1)
1 year or less	34,205	66,444	91,508	9,995	8,356	1,802	728	213,038
1-5 years	139,649	29,907	43,453	16,153	1,186	8,629	825	239,802
After 5 years	37,741	9,401	22,201	56,169	—	78,399	342	204,253
Total	211,595	105,752	157,162	82,317	9,542	88,830	1,895	657,093
Total loans	$650,722	$147,214	$237,648	$188,032	$28,306	$93,342	$8,900	$1,354,164

(1)	Loan maturities are presented based on the final contractual maturity of each loan and do not reflect contractual principal payments prior to maturity on amortizing loans.

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

The Company’s policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely. If a borrower was materially delinquent on payments prior to the restructuring but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual until there is demonstrated performance under new terms. Lastly, if the borrower does not perform under the restructured terms, the loan is placed on non-accrual status. The Company closely monitors these loans and ceases accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.

Nonperforming loans as a percentage of total loans was 1.40 percent as of September 30, 2013, which was a decline from 1.67 percent as of December 31, 2012 and 1.90 percent as of September 30, 2012. Total nonperforming assets as a percentage of total assets as of September 30, 2013 totaled 1.50 percent, which was a decline from 1.71 percent as of December 31, 2012 and 1.97 percent as of September 30, 2012. The decline in nonperforming assets was due to the ECB merger and the Company's continuing efforts to resolve legacy problem assets while maximizing value. These resolution efforts have included a combination of asset sales through various channels and successful loan workout plans.

The following table summarizes the Company's nonperforming assets.

(Dollars in thousands)	September 30, 2013	December 31, 2012

Nonaccrual loans	$12,745	$5,995
Accruing loans past due 90 days or more (1)	6,166	6,775
Foreclosed assets	11,806	5,837
Total nonperforming assets	$30,717	$18,607

Restructured loans not included above	$542	$104
(1)    Balances are comprised of PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

The following table summarizes the Company’s nonperforming loans by type.

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying Value	% of Loans in Category	Carrying Value	% of Loans in Category

Commercial:
Commercial real estate	$6,909	1.06%	$5,162	1.31%
Commercial and industrial	2,912	1.23%	366	0.37%
Construction and development	3,534	2.40%	2,863	3.95%
Consumer:
Residential real estate	2,676	1.42%	2,382	1.90%
Construction and development	586	2.07%	224	3.61%
Home equity	2,171	2.33%	1,550	2.44%
Consumer	123	1.38%	223	5.16%
Total nonperforming loans	$18,911	1.40%	$12,770	1.67%

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

The following table presents the allocation of the ALLL for the periods presented.

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	% of Total Allowance	Amount	% of Total Allowance

Commercial:
Commercial real estate	$2,975	42.29%	$1,524	38.12%
Commercial and industrial	1,529	21.74	798	19.96
Construction and development	1,159	16.48	597	14.93
Consumer:
Residential real estate	1,202	17.09	940	23.51
Construction and development	43	0.61	18	0.45
Home equity	89	1.27	85	2.13
Consumer	37	0.53	36	0.90
Total allowance for loan losses	$7,034	100.01%	$3,998	100.00%

The following table summarizes changes in the ALLL for the periods presented.

	Successor Company		Successor Company		Predecessor Company
(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from February 1 to September 30, 2012	Period from January 1 to January 31, 2012

ALLL, beginning of period	$6,425	$3,043	$3,998	$1,277	$2,131
Charge-offs:
Commercial:
Commercial real estate	—	—	14	—	—
Commercial and industrial	64	131	141	249	—
Construction and development	361	84	478	389	1
Consumer:
Residential real estate	85	154	509	226	—
Construction and development	—	—	—	11	—
Home equity	131	692	433	1,411	—
Consumer	28	114	246	138	—
Total charge-offs	669	1,175	1,821	2,424	1
Recoveries:
Commercial:
Commercial real estate	4	—	22	—	—
Commercial and industrial	7	12	15	18	2
Construction and development	(38)	102	9	117	—
Consumer:
Residential real estate	17	78	79	153	—
Construction and development	—	2	—	7	—
Home equity	4	—	9	—	—
Consumer	4	7	11	7	—
Total recoveries	(2)	201	145	302	2
Net charge-offs	671	974	1,676	2,122	(1)
Provision for loan losses	1,280	1,077	4,712	3,991	195
ALLL, end of period	$7,034	$3,146	$7,034	$3,146	$2,327

Net charge-offs to average loans (annualized)	0.20%	0.54%	0.19%	0.44%	—%

The ALLL to total loans was 0.52 percent as of September 30, 2013, which was a slight decrease from 0.52 percent as of December 31, 2012. However, including acquisition accounting fair value discounts, the adjusted ALLL increased from 2.70 percent as of December 31, 2012 to 3.05 percent as of September 30, 2013. The increase in adjusted ALLL was primarily due to the fair value adjustments applied to acquired ECB loans. The following non-GAAP reconciliation provides a calculation of the adjusted ALLL and the related adjusted ALLL as a percentage of total loans for the periods presented.

(Dollars in thousands)	September30, 2013	December 31, 2012

Allowance for loan losses (GAAP)	$7,034	$3,998
Net acquisition accounting fair value discounts to loans	34,264	16,633
Adjusted allowance for loan losses	41,298	20,631
Loans	$1,353,360	$763,416
Adjusted allowance for loan losses to loans (Non-GAAP)	3.05%	2.70%

Deposits

Total deposits as of September 30, 2013 were $1.62 billion, which was an increase of $749.3 million from December 31, 2012. This increase was primarily due to acquired ECB deposits totaling $736.1 million at merger. The remaining increase in deposits, excluding the ECB merger, was $13.2 million. As of September 30, 2013 and December 31, 2012, the Company had outstanding time deposits under $100 thousand of $285.0 million and $198.1 million, respectively, and time deposits over $100 thousand of $330.6 million and $153.7 million, respectively.

The composition of the deposit portfolio, by category, as of September 30, 2013 was as follows: 37.9 percent in time deposits, 28.2 percent in money market and savings, 21.0 percent in interest-bearing demand deposits, and 12.9 percent in non-interest bearing demand deposit. The composition of the deposit portfolio, by category, as of December 31, 2012 was as follows: 40.3 percent in time deposits, 29.9 percent in money market and savings, 21.6 percent in interest-bearing demand deposits, and 8.2 percent in non-interest bearing demand deposits.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for the periods presented.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$203,427	12.39%	—%	$103,535	12.24%	—%
Interest-bearing demand	335,653	20.43	0.18	135,786	16.04	0.30
Money market and savings	475,985	28.97	0.28	244,619	28.89	0.58
Time deposits	627,874	38.21	0.72	362,733	42.83	0.95
Total average deposits	$1,642,939	100.00	0.39	$846,673	100.00	0.62

The overall mix of average deposits shifted somewhat in the periods presented above as time deposits declined as a proportion of total average deposits while interest-bearing demand deposits increased. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits decreased to 0.39 percent in the third quarter of 2013 from 0.62 percent in the third quarter of 2012 as the Company adjusted interest rates it pays on certain checking and money market accounts in the current quarter and incorporated the ECB deposit base.

Short-Term Borrowings and Long-Term Debt

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital. Short-term borrowings totaled $100.5 million and $7.5 million as of September 30, 2013 and December 31, 2012, respectively, and consisted of FHLB advances maturing within twelve months. Long-term debt as of both September 30, 2013 and December 31, 2012 consisted of $6.9 million in a subordinated term loan issued to a non-affiliated financial institution, and $5.5 million in junior subordinated debt issued in the form of trust preferred securities. As of September 30, 2013, long-term debt also included $38.1 million in 10-year subordinated notes issued in August 2013. In addition, the Company had outstanding long-term FHLB advances of $25.0 million and $7.5 million as of September 30, 2013 and December 31, 2012, respectively. The increase in total borrowings was used to fund a portion of the Company's year-to-date loan growth and allowed the Company to hedge the interest rates on short-term FHLB advances, which was intended to partially offset the risk of rising interest rates on the investment securities portfolio.

Stockholders’ Equity

Total stockholders’ equity was $231.0 million as of September 30, 2013, which was an increase of $57.1 million from December 31, 2012. This increase was primarily due to net assets acquired in the ECB merger of $66.1 million. In addition, stock-based compensation was $634 thousand and stock options exercised totaled $99 thousand, both of which increased stockholders' equity. Partially offsetting the increase in stockholders' equity was a net loss for the year-to-date period, excluding the acquisition gain, and a $4.3 million decline in accumulated other comprehensive income. The decline in accumulated other comprehensive income was largely due to rising long-term interest rates in the second quarter of 2013, which reduced the value of the investment securities portfolio and created an unrealized loss position. The unrealized losses on securities available for sale were partially offset by the increasing value of the cash flow hedge on forecasted short-term FHLB advances that the Company entered into in the second quarter of 2013. This cash flow hedge was intended to protect stockholders' equity against the risk of rising interest rates on the investment securities portfolio. Dividends and accretion on preferred stock totaled $1.8 million in the first nine months of 2013, which decreased stockholders' equity.

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

As of September 30, 2013, liquid assets (which include cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) totaled $489.5 million, which represented 24 percent of total assets and 30 percent of total deposits. Supplementing this on-balance sheet liquidity, the Company has available off-balance sheet liquidity in the form of lines of credit from various correspondent banks which totaled $233.3 million as of September 30, 2013. As of September 30, 2013, outstanding commitments for undisbursed lines of credit and letters of credit totaled $334.9 million and outstanding capital commitments to a private investment fund were $1.7 million. Management believes that the aggregate liquidity position of the Company is sufficient to meet deposit maturities and withdrawals, borrowing commitments, loan funding requirements, and operating expenses. Core deposits (total deposits less brokered deposits), one of the Company's most stable sources of liquidity, together with common equity capital funded $1.72 billion, or 84 percent, of total assets as of September 30, 2013 compared with $939.8 million, or 87 percent, of total assets as of December 31, 2012.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	September 30, 2013
(Dollars in thousands)	1 Year or Less	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total

Time deposits	$328,152	$220,220	$67,244	$—	$615,616
Short-term borrowings	100,500	—	—	—	100,500
Long-term debt	—	22,308	3,042	50,530	75,880
Operating leases	3,281	5,562	5,107	9,726	23,676
Total contractual obligations	$431,933	$248,090	$75,393	$60,256	$815,672

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

(Dollars in thousands)	September 30, 2013	Regulatory Minimum	Well Capitalized Requirement

Tier 1 capital	$194,198
Tier 2 capital	14,433
Total capital	$208,631

Average assets for leverage ratio	$1,951,051
Risk-adjusted assets	$1,648,453

Regulatory capital ratios:
Tier 1 leverage	9.95%	4.00%	5.00%
Tier 1 risk-based capital	11.78%	4.00%	6.00%
Total risk-based capital	12.66%	8.00%	10.00%

VantageSouth Bancshares, Inc. is not required to report regulatory capital ratios since Piedmont is the top-tier holding company in the organization. If the Company were to report consolidated regulatory capital ratios calculated consistently with federal regulations for bank holding companies, its tier 1 leverage, tier 1 risk-based capital, and total risk-based capital ratios would have been 8.30 percent, 9.83 percent and 12.99 percent, respectively, as of September 30, 2013.

The Company's tangible book value per common share was $3.39 as of September 30, 2013 compared to $3.37 as of December 31, 2012. Tangible common equity to tangible assets was 7.75 percent as of September 30, 2013 compared to 11.42 percent as of December 31, 2012. The following table presents the calculation of tangible book value per common share and tangible common equity to tangible assets, which are non-GAAP financial metrics.

(Dollars in thousands)	September 30, 2013	December 31, 2012

Total stockholders' equity	$231,009	$173,941
Less: Series A preferred stock	24,833	24,657
Less: Series B preferred stock	17,776	—
Less: Goodwill and other intangible assets, net	32,367	28,630
Tangible common equity	$156,033	$120,654
Common shares outstanding	46,037,808	35,754,247
Tangible book value per common share	$3.39	$3.37

Total assets	$2,046,071	$1,085,225
Less: Goodwill and other intangible assets, net	32,367	28,630
Tangible assets	$2,013,704	$1,056,595
Tangible common equity to tangible assets	7.75%	11.42%

Forward-Looking Information

This quarterly report on Form 10-Q contains certain “forward-looking statements” that represent management’s judgments concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially from those projected in the forward-looking statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipate,” “should,” “would,” “project,” “future,” “strategy,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “intend,” “seeks,” or other similar words and expressions of the future. Risks and other factors that could influence the estimates include risks associated with the ownership by Piedmont of a majority of the Company’s voting power, including interests of Piedmont differing from other stockholders or any change in management, strategic direction, business plan, or operations, our management’s ability to successfully integrate the Company’s business and execute its business plan across new and diverse markets in eastern North Carolina and elsewhere, greater than expected costs or difficulties related to the integration of acquired companies, local economic conditions affecting retail and commercial real estate, disruptions in the credit markets, particularly in light of continued economic uncertainty in the European Union, continued political unrest and instability in the Middle East; changes in interest rates, adverse developments in the real estate market affecting the value and marketability of collateral securing loans made by the Bank, the failure of assumptions underlying loan loss and other reserves, competition and the risk of new and changing regulation, including, but not limited to recent proposals that would change capital standards and asset risk-weighting for financial institutions. Additional factors that could cause actual results to differ materially are discussed in the Company’s filings with the Securities and Exchange Commission, including without limitation its Annual Report on Form 10-K. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and the Company does not assume any obligation to update such forward-looking statements, except as may otherwise be required by law.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of September 30, 2013.

	September 30, 2013
	Estimated Exposure to NII	Estimated Exposure to EVE

Immediate change in interest rates:
+ 4.0%	14.71%	8.27%
+ 3.0%	10.41	6.76
+ 2.0%	5.71	4.70
+ 1.0%	1.13	2.38
No change	—	—
- 1.0%	(1.51)	(2.84)

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (1)

4.1	Form of Subordinated Note Certificate. (2)

10.1	Form of Subordinated Note Purchase Agreement. (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

_____________________________________________________________
(1) Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 6, 2013.
(2) Incorporated by reference to corresponding exhibit to the Current Report on Form 8-K filed with the SEC on August 15, 2013.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTAGESOUTH BANCSHARES, INC.

Date:	November 13, 2013	By:	/s/ Scott M. Custer
Scott M. Custer
Chief Executive Officer

Date:	November 13, 2013	By:	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer