Form 10-K
period 2013-12-31
VANTAGESOUTH BANCSHARES, INC.
filed 2014-03-13
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

Commission File Number 001-36009
VANTAGESOUTH BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-2915089
(State of Incorporation)	(I.R.S. Employer Identification No.)

3600 Glenwood Avenue, Suite 300 Raleigh, North Carolina	27612
(Address of principal executive offices)	(Zip Code)
(919) 659-9000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $52,922,064.
Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date: 55,255,340 shares of Common Stock outstanding as of March 13, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this Annual Report, including, without limitation, matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to future events or the future financial performance of VantageSouth Bancshares, Inc. (the “Company”) or its wholly-owned subsidiary, VantageSouth Bank (the “Bank”), and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our proposed merger with Yadkin Financial Corporation (“Yadkin”), our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing.  These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.
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

•
changes in political and economic conditions, including the political and economic effects of economic downturns and other major developments such as the ongoing war on terrorism, continued tensions in the Middle East, and the ongoing economic challenges facing the European Union;

•
changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including, without limitation, reduced rates of business formation and growth, commercial and residential real estate development, and real estate prices;

•	the Company's ability to comply with any requirements imposed on it or the Bank by their respective regulators, and the potential negative consequences that may result;

•	the impacts of renewed regulatory scrutiny on consumer protection and compliance led by the Consumer Finance Protection Bureau;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, which could affect availability, market liquidity levels, and pricing;

•	the impact of new minimum capital thresholds established by the Company’s regulators as a part of their implementation of Basel III;

•
the possibility that the proposed merger with Yadkin does not close when expected or at all because required regulatory, stockholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;

•
the risks of changes in interest rates or an unprecedented period of record-low interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•
the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet; and

•
the effect of any mergers, acquisitions or other transactions, to which we or our subsidiary may from time to time be a party, including, without limitation, our ability to successfully integrate the Company’s 2013 acquisition of ECB Bancorp.

Many of these risks are beyond our ability to control or predict, and you are cautioned not to put undue reliance on such forward-looking statements.  The Company does not intend to update or reissue any forward-looking statements contained in this Annual Report on Form 10-K as a result of new information or other circumstances that may become known to the Company.
All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note.  Our actual results may differ significantly from those we discuss in these forward-looking statements.  For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report beginning on Page 19.

PART I

ITEM 1. BUSINESS

Organization

VantageSouth Bancshares, Inc. (the “Company”) is a bank holding company incorporated under the laws of Delaware in 2011. The Company is a majority-owned subsidiary of Piedmont Community Bank Holdings, Inc. ("Piedmont"). On July 22, 2013, the Company changed its name from Crescent Financial Bancshares, Inc. ("Crescent") to VantageSouth Bancshares, Inc. The Company conducts its business operations primarily through its wholly-owned bank subsidiary, VantageSouth Bank (the "Bank"). The Company's headquarters are located at 3600 Glenwood Avenue, Suite 300, Raleigh, North Carolina 27612. The Bank was incorporated in 1998 as a North Carolina-chartered commercial bank and operates forty-five banking offices in central and eastern North Carolina.

VantageSouth Bank is a community bank focused on being the bank of choice for businesses, business owners, and professionals in its markets. The Bank is accomplishing this goal by creating mutually beneficial and robust relationships with its customers and positively impacting its communities. In addition to offering standard banking products and services, the Bank builds relationships with its customers by understanding their personal and business challenges and goals and providing tangible solutions. The Bank offers a broad range of banking services, including checking and savings accounts, individual retirement accounts (“IRAs”), certificates of deposit (“CDs”), commercial, consumer and personal loans, mortgage banking services and other associated financial services. These banking services are offered through the Bank's branch network, and certain services are offered through its online banking platform.

Lending Activities

The Company provides a wide range of business and consumer loans in the markets it serves. Its objective is to have a well-diversified and balanced loan portfolio focusing on commercial and industrial, consumer and commercial real estate loans. In order to manage loan portfolio risk, the Company has established concentration limits by borrower, product type, loan structure, and industry. The majority of business loans are secured by business assets and real estate supported in most cases by personal guarantees. Consumer loans are primarily secured with personal assets and real estate. Underwriting is primarily focused on the underlying cash flow of the business or consumer and secondarily on assets securing the loans.

The Company's loan policies, guidelines, and procedures establish the basic guidelines governing its lending operations. They address the types of loans sought, target markets, underwriting, collateral requirements, term, interest rate, yield considerations and compliance with laws and regulations. The loan policies are reviewed and approved annually by the Board of Directors of the Bank. The summary below provides an overview of the Company's current lending practices.

Commercial and Industrial Loans. Commercial and industrial loans are a focus of the Company. These loans are typically for working capital, equipment, and business expansion. Commercial and industrial loans are generally secured by accounts receivable, inventory, equipment and owner-occupied real estate. With few exceptions, the Company requires personal guarantees from the principal business owners. Commercial loans are generally originated with one to seven year maturities for working capital and equipment loans and five to seven year maturities with 15- to 25-year amortizations for owner-occupied real estate. Commercial and industrial loans totaled $230.6 million as of December 31, 2013.

Commercial Real Estate Loans. Commercial real estate loans for stabilized properties are a focus of the Company. These loans are secured principally by leased apartments, retail centers, and commercial office and industrial buildings, acquired by the borrower for both investment and owner-occupied purposes. The Company generally requires the personal guaranty of the principal business owners on all such loans. The real estate collateral is a secondary source of repayment. Commercial real estate loans are generally originated with three-to-seven year maturities with up to 25-year amortizations. Owner-occupied commercial real estate loans totaled $282.0 million, and non-owner-occupied commercial real estate loans totaled $388.1 million as of December 31, 2013.

Construction Loans. Commercial construction loans for owner-occupied buildings and projects that are pre-sold or pre-leased are also a focus of the Company. These loans are generally originated with one to five year maturities and may have an amortization feature that could extend up to 25 years once the properties are stabilized. The Company's primary focus on one-to-four family residential construction loans is to borrowers who are the primary end users or to builders in situations in which the home is pre-sold to the end user and the loan is repaid when the end user secures a permanent mortgage. These loans are generally originated with maturities up to 18 months in length. Construction loans to home builders for speculative residential homes are not a focus for the Company. In many cases, home builders do require a speculative component to their lending facilities; however, credit exposure is controlled through the covenants relating to the home builder's speculative-to-sold ratio. Any loans made in this product would be to well-established home builders with an excellent track record who are focused on delivering commodity-style housing. Through its Builder Finance division, the Company lends to home builders in its markets who have demonstrated a favorable record of performance and profitable operations. The Company's loan policies require personal guarantees of the principal business owners. Commercial construction loans and one-to-four family residential construction loans to home builders totaled $173.9 million as of December 31, 2013.

Consumer Loans, Home Equity Lines of Credit and Residential Real Estate Loans. Consumer loans include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous secured and unsecured personal loans. Residential real estate loans are made for purchasing and refinancing one-to-four family properties. The Company also offers construction-to-permanent loans for one-to-four family properties. These loans are generally sold to investors when construction is complete and the loan converts to permanent financing. The Company offers fixed and variable rate options on consumer loans but generally limits the maximum term to five to seven years for non-real estate secured loans. Home equity loans and lines of credit, residential real estate loans, and other consumer loans totaled $94.4 million, $190.3 million, and $8.3 million, respectively, as of December 31, 2013. Construction loans to consumers totaled $22.5 million as of December 31, 2013.

Residential Mortgage Loans. The Company provides customers access to long-term conventional real estate loans through its mortgage loan department. The loans are funded by the Company and are primarily sold to national investors/servicers.

Government-Guaranteed Loans. The Company provides loans guaranteed by the Small Business Administration (“SBA”) for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. SBA loans held for investment totaled $61.2 million as of December 31, 2013 and were primarily classified as commercial and industrial and commercial real estate loans and were included in the balances disclosed above. SBA loans held for investment represent primarily unguaranteed balances. SBA loans held for sale to investors totaled $1.9 million as of December 31, 2013.

Loan Approvals. The Company's loan policies and procedures establish the basic guidelines governing lending operations. Generally, the guidelines address the type of loans sought, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans and credit lines are subject to approval procedures and exposure limits. Bankers are assigned to work with specific credit administration officers, and any loans must be approved by the designated credit administration officer prior to origination. Loans where the total borrower credit exposure exceeds $7.5 million must also be approved by the Bank's Chief Credit Officer. Exposure over $10 million must be approved by the Bank's Board of Directors' Loan Commitment Committee. Lending policies are reviewed and approved at least annually by the Board of Directors.

Loan Review. Responsibility for loan review resides with the Loan Review Officer. To supplement internal loan review resources, the Company has engaged an independent third-party loan review group. Together, the Loan Review Officer and the independent third-party loan review group form our combined internal loan review function. The Company's combined internal loan review function reports to the Audit Committee of the Board of Directors, and the Audit Committee approves the annual loan review plan.

Asset Quality. The Company considers asset quality to be of primary importance. It is the responsibility of each banker and credit administration officer to assign an appropriate risk grade to every loan originated, reviewed and renewed. The loan review function evaluates compliance with established underwriting and risk grading standards and provides a report detailing the conclusions of all internal and external reviews to the Board of Directors and senior management. The Company's loan policies require management to address any criticisms raised during the loan review and to take appropriate actions where warranted. The Company also employs a special assets group which is responsible for maximizing the collection of amounts owed to the Company related to problem assets. In addition to developing workout and repayment plans with borrowers, as appropriate, the special assets group takes appropriate legal action to file claims and judgments to recover amounts owed to the Company.

Loan Commitments. In the ordinary course of business, the Company enters into various types of transactions that include commitments to extend credit. The Company applies the same credit standards to these commitments that it utilizes in all of its lending activities and has included these commitments in its lending risk evaluations. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. See Note O "Commitments and Contingencies" in the “Notes to Consolidated Financial Statements” for more information.

Investment Activities

The Company's investment portfolio plays a major role in the management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. The Company invests in securities as allowable under bank regulations and its investment policy. These securities include obligations of the U.S. Treasury, U.S. government agencies, U.S. government-sponsored entities, including mortgage-backed securities, bank eligible obligations of any state or political subdivision, privately-issued residential and commercial mortgage-backed securities, bank eligible corporate bonds, mutual funds and limited types of equity securities.

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

Deposit Activities

Deposits are the primary source of funds for the Company's lending and investing activities; therefore, deposit cost is the largest driver of interest expense. The Company provides a range of deposit services to businesses and individuals, including non-interest bearing checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of December 31, 2013, brokered deposits represented approximately 8 percent of total deposits, which was a decline from 9 percent as of December 31, 2012.

Merger and Acquisition Activities

The Company's strategic plan involves growing a high performing community bank through organic loan and deposit growth as well as disciplined merger and acquisition ("M&A") activity. The Company has focused on maintaining an M&A approach that involves disciplined targeting and pricing as well as extensive credit, financial, legal, information technology, and operational due diligence. The Company also understands the importance of and has significant experience integrating management teams, policies and procedures, branch networks, systems, and balance sheets. The Company's M&A process is governed by the Company's Board of Directors and is subject to stockholder and regulatory approvals.

Piedmont, which owns a controlling interest in the Company, acquired controlling interests in VantageSouth Bank ("Legacy VantageSouth") in 2010 and Community Bank of Rowan ("Rowan") and Crescent Financial Bancshares, Inc. ("Crescent") in 2011. During 2012, in two separate transactions, Piedmont merged Rowan into Legacy VantageSouth and then merged the combined Legacy VantageSouth into Crescent. The combined Company, which was rebranded as VantageSouth Bancshares, Inc., acquired ECB Bancorp, Inc. ("ECB") in 2013. Legacy VantageSouth is the historical reporting entity for the Company since it was the first company acquired by Piedmont.

The table below provides a summary of Piedmont's and the Company's acquisitions.

Acquired Institution	Acquisition Date	Total Assets Acquired	Purchase Price	Price to TBV
		($ in thousands)

VantageSouth Bank	February 19, 2010	$99,189	$7,694	1.03x
Community Bank of Rowan	April 19, 2011	139,353,000	9,500,000	1.26x
Crescent Financial Bancshares, Inc.	November 18, 2011	995,156	75,000	1.28x
ECB Bancorp, Inc.	April 1, 2013	856,076	40,629	0.92x
Average Price to TBV				1.12x

Proposed Merger With Yadkin Financial Corporation

On January 27, 2014, the Company and Piedmont entered into an Agreement and Plan of Merger with Yadkin Financial Corporation (“Yadkin”) under which the Company and Piedmont will each merge with and into Yadkin (referred to collectively as the “Yadkin Merger”). Immediately following the completion of the Yadkin Merger, VantageSouth Bank will merge with and into Yadkin Bank, Yadkin’s wholly-owned banking subsidiary.

In the Yadkin Merger, each outstanding share of the Company's common stock, other than shares held by Piedmont, will be converted into the right to receive 0.3125 shares of Yadkin common stock. Pursuant to the Yadkin Merger Agreement, Yadkin will be the legal acquirer, but the Company (consolidated with Piedmont) will be the accounting acquirer due to the Company controlling a larger percentage of outstanding shares of the combined company. As of December 31, 2013, Yadkin had total assets of $1.8 billion, deposits of $1.5 billion, and shareholders' equity of $184.5 million. The Yadkin Merger is subject to all stockholder and regulatory approvals.

Yadkin Bank is a full-service community bank with thirty-three branches throughout its two regions in North and South Carolina. The Western Region serves Avery, Watauga, Ashe, Surry, Wilkes, Yadkin, Durham, and Orange Counties in North Carolina. The Southern Region serves Iredell, Mecklenburg, and Union Counties in North Carolina, and Cherokee and York Counties in South Carolina. Yadkin Bank provides mortgage lending services through its mortgage division, Yadkin Mortgage, headquartered in Greensboro, North Carolina. Securities brokerage services are provided by Yadkin Wealth, Inc., a Yadkin Bank subsidiary with offices located throughout the branch network.

Primary Market Area

Management views the Company's target market area for both organic and acquisition growth as the Interstate 85 growth corridor, which has been identified by demographers as a key U.S. "mega region" for the next 40 years. This corridor includes areas in North Carolina, South Carolina and Virginia. North Carolina's population is projected to grow by 3 million people by 2030. North Carolina is currently the 10th largest state in the U.S. and is projected to be the 7th largest state by 2030. North Carolina has been the #1 state in the U.S. for corporate relocations in 8 out of the last 9 years. The Raleigh metropolitan statistical area ("MSA") is projected to grow by 3 times the national average, primarily driven by the education, technology, healthcare and state government sectors. The Charlotte MSA is projected to grow by twice the national average through 2017.

The following table highlights some important economic indicators and demographic trends for the Company's current markets.

Market Area	Number of Branches	June 30, 2013 Total MSA Deposits(1)	2013 Total Population*	2013-2018 Projected Population Change*	2013 Median Household Income*	2013-2018 Projected Household Income*	Unemployment Rate*

Key VSB MSAs:
Raleigh-Cary, NC	10	$611,177	1,196,126	10.6%	$57,914	17.4%	5.2%
Kill Devil Hills, NC	6	234,023	38,979	3.2%	52,269	9.8%	9.4%
Greenville, NC	4	120,688	172,996	5.8%	37,627	21.2%	6.5%
Wilmington, NC	3	106,422	261,782	6.0%	46,725	17.0%	7.1%
Pinehurst-Southern Pines, NC	2	89,228	92,763	7.0%	43,648	18.4%	6.4%
Charlotte-Concord, NC	2	72,863	2,302,347	7.1%	50,909	13.9%	6.6%
Burlington, NC	2	57,938	154,750	4.3%	42,631	21.6%	6.4%
Washington, NC	1	57,515	48,528	1.4%	38,221	22.3%	8.0%
Total VSB	45	1,655,149	7,306,783	6.6%	$49,619	16.6%	6.8%
North Carolina(2)			9,827,435	5.4%	$44,373	19.5%	6.9%
National(2)			314,467,933	3.6%	$51,314	16.1%	6.7%

* Source: SNL Financial, which derives its information from U.S. census data.
(1) In thousands.
(2) Population growth and median household income metrics are deposit weighted by MSA.

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

Despite the competition in its market areas, the Company believes that it has certain competitive advantages that distinguish it from its competition. The Company serves the needs of businesses, business owners, and professionals by creating mutually beneficial and robust relationships with its customers and positively impacting its communities. In addition to offering standard banking products and services, the Company's associates build relationships with customers by understanding their personal and business challenges and goals, and providing tangible solutions. The Company offers customers modern banking services and technology with prompt, personal service and friendliness. The Company believes its approach to business builds goodwill among customers, stockholders, and the communities it serves that results in referrals from stockholders and satisfied customers. The Company also relies on traditional marketing to attract new customers. To enhance a positive image in the community, the Company supports and participates in local events, and its officers and directors serve on boards of local civic and charitable organizations.

Employees

The Company employed 443 full-time and 24 part-time employees as of December 31, 2013, none of which are covered by a collective bargaining agreement. The Company believes that relations with its employees are good.

SUPERVISION AND REGULATION

Bank holding companies and state commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary contains what management believes to be the material information related to the supervision and regulation of the Company and the Bank, but is not intended to be an exhaustive description of the statutes or regulations applicable to their respective businesses. Supervision, regulation and examination of the Company and the Bank by regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. The Company cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by a statute or regulation. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on our business and prospects.

Federal Bank Holding Company Regulation and Structure

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act (the "BHCA") and to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve System, or the Federal Reserve. The Bank has a North Carolina state charter and is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC") and the North Carolina Commissioner of Banks (the "NCCOB").

The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•
it may acquire direct or indirect ownership or control of any voting shares of any other bank holding company if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5 percent of the voting shares of the other bank holding company;

•
it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5 percent of the voting shares of the bank;

•	it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

•	it may merge or consolidate with any other bank holding company.

The BHCA further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anti-competitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on the performance under the Community Reinvestment Act of 1977, both of which are discussed elsewhere in more detail.

Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25 percent or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10 percent or more, but less than 25 percent, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934 (the Exchange Act"); or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The Company’s common stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenging rebuttable presumptions of control.

The BHCA generally prohibits a bank holding company from engaging in activities other than banking; managing or controlling banks or other permissible subsidiaries; and acquiring or retaining direct or indirect control of any company engaged in any activities other than activities closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve considers whether performing the activity can be expected to produce benefits to the public that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or control of any subsidiary when the continuation of the activity or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

Under the BHCA, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are “well capitalized” and “well managed.” Additionally, the Community Reinvestment Act of 1977 rating of each subsidiary bank must be satisfactory or better. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks, or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. The Company has not elected to be treated as a financial holding company.

The Company is required to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full.

Bank Merger Act

Section 18(c) of the Federal Deposit Insurance Act, commonly known as the “Bank Merger Act,” requires the prior written approval of the FDIC before any bank may (i) merge or consolidate with, (ii) purchase or otherwise acquire the assets of, or (iii) assume the deposit liabilities of, another bank if the resulting institution is to be a state nonmember bank.

The Bank Merger Act prohibits the FDIC from approving any proposed merger transaction that would result in a monopoly or would further a combination or conspiracy to monopolize or to attempt to monopolize the business of banking in any part of the United States. Similarly, the Bank Merger Act prohibits the FDIC from approving a proposed merger transaction whose effect in any section of the country may be substantially to lessen competition, or to tend to create a monopoly, or which in any other manner would be in restraint of trade. An exception may be made in the case of a merger transaction whose effect would be to substantially lessen competition, tend to create a monopoly, or otherwise restrain trade, if the FDIC finds that the anticompetitive effects of the proposed transaction are clearly outweighed by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

In every proposed merger transaction, the FDIC must also consider the financial and managerial resources and future prospects of the existing and proposed institutions, the convenience and needs of the communities to be served, and the effectiveness of each insured depository institution involved in the proposed merger transaction in combating money-laundering activities, including in overseas branches.

State Law

The Bank is subject to extensive supervision and regulation by the NCCOB. The NCCOB oversees state laws that set specific requirements for bank capital and that regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The NCCOB supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and banks are required to make regular reports to the NCCOB describing in detail their resources, assets, liabilities, and financial condition. Among other things, the NCCOB regulates mergers and consolidations of state-chartered banks, capital requirements for banks, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

The NCCOB has extensive enforcement authority over North Carolina banks. Such authority includes the ability to issue cease and desist orders and to seek civil money penalties. The NCCOB may also take possession of a North Carolina bank in various circumstances, including for a violation of its charter or of applicable laws, operating in an unsafe and unsound manner, or as a result of an impairment of its capital. The NCCOB also has authority to appoint a receiver.

On October 1, 2012, the North Carolina Banking Law Modernization Act became effective and many of the state banking laws to which the Bank is subject were amended, including laws impacting capital requirements, authorized activities, permissible investments, and numerous operational functions. It is not possible to predict fully the future effects that this legislation may have on the business and earnings of the Bank.

The Bank is also subject to numerous state and federal statutes and regulations that affect its businesses, activities and operations and are supervised and examined by state and federal bank regulatory agencies. The FDIC and the NCCOB regularly examine the operations of the Bank and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions.

Payment of Dividends and Other Restrictions

The Company is a legal entity separate and distinct from the Bank. While there are various legal and regulatory limitations under federal and state law governing the extent to which banks can pay dividends or otherwise supply funds to holding companies, the principal source of cash revenues for the Company is dividends from the Bank. The relevant federal and state regulatory agencies also have authority to prohibit a state bank, savings bank or bank holding company from engaging in conduct that, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of a bank, be deemed to constitute an unsafe or unsound practice in conducting its business.

Insured depository institutions, such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve, the Federal Reserve may prohibit a bank holding company from paying any dividends if one or more of the holding company’s bank subsidiaries are classified as undercapitalized.
A bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10 percent or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.

Capital Adequacy

The Company must comply with the Federal Reserve’s established capital adequacy standards, and the Bank is required to comply with the capital adequacy standards established by the FDIC. The Federal Reserve has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance-sheet exposure and minimize disincentives for holding liquid assets.

Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder of total capital may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves.

As of December 31, 2013, the Bank’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 12.70 percent and 11.85 percent respectively. Neither the Company nor the Bank has been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and certain other intangible assets, of 3 percent for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4 percent. The Company’s ratio as of December 31, 2013 was 10.16 percent compared to 11.45 percent at December 31, 2012. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any additional specific minimum leverage ratio or tangible Tier 1 capital leverage ratio applicable to it.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on taking brokered deposits and certain other restrictions on its business. As described below, the FDIC can impose substantial additional restrictions upon FDIC-insured depository institutions that fail to meet applicable capital requirements.

The Federal Deposit Insurance Act, or the FDI Act, requires the federal regulatory agencies to take “prompt corrective action” if a depository institution does not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized,”

“adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

The federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the Total Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and the leverage ratio. Under the regulations, a FDIC-insured bank will be:

•
“well capitalized” if it has a Total Risk-Based Capital ratio of 10 percent or greater, a Tier 1 Risk-Based Capital ratio of 6 percent or greater and a leverage ratio of 5 percent or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

•
“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8 percent or greater, a Tier 1 Risk-Based Capital ratio of 4 percent or greater and a leverage ratio of 4 percent or greater (3 percent in certain circumstances) and is not “well capitalized;”

•
“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8 percent, a Tier 1 Risk-Based Capital ratio of less than 4 percent or a leverage ratio of less than 4 percent (3 percent in certain circumstances);

•
“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6 percent, a Tier 1 Risk-Based Capital ratio of less than 3 percent or a leverage ratio of less than 3 percent; and

•	“critically undercapitalized” if its tangible equity is equal to or less than 2 percent of average quarterly tangible assets.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2013, the Bank had capital levels that qualify as “well capitalized” under such regulations.

The FDI Act generally prohibits an FDIC-insured bank from making a capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank would thereafter be “undercapitalized.” “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. In addition, for a capital restoration plan to be acceptable to regulators, the bank’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of: (i) an amount equal to 5 percent of the bank’s total assets at the time it became “undercapitalized”; and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” insured banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and the cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. A bank that is not “well capitalized” is also subject to certain limitations relating to brokered deposits.

The regulatory capital framework under which the Company and the Bank operate is expected to change in significant respects as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which was enacted in July 2010, and other regulations, including the separate regulatory capital requirements set forth by the Basel Committee on Banking Supervision, commonly known “Basel III.” Currently, the Company and the Bank are governed by a set of capital rules that the Federal Reserve and the FDIC have had in place since 1988, with some subsequent amendments and revisions.

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework that addresses shortcomings in certain capital requirements. The rule implements in the United States the Basel III regulatory capital reforms and certain changes required by the Dodd-Frank Act.

The major provisions of the new rule applicable to the Company are:

•
The new rule implements higher minimum capital requirements, includes a new common equity tier 1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity tier 1 capital, additional tier 1 capital, or tier 2 capital. These enhancements will both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The new minimum capital to risk-weighted assets (RWA) requirements are a common equity tier 1 capital ratio of 4.5 percent and a tier 1 capital ratio of 6.0 percent, which is an increase from 4.0 percent, and a total capital ratio that remains at 8.0 percent. The minimum leverage ratio (tier 1 capital to total assets) is 4.0 percent. The new rule maintains the general structure of the current prompt corrective action ("PCA") framework while incorporating these increased minimum requirements.

•
The new rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets (MSAs), deferred tax assets (DTAs), and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from common equity tier 1 capital.

•
Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016. A banking organization with a buffer greater than 2.5 percent would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5 percent would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the PCA well-capitalized thresholds.

•
The new rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

On July 9, 2013, the FDIC issued an “interim final rule” applicable to the Bank that is identical in substance to the final rules issued by the Federal Reserve described above. The Bank is required to comply with the interim final rule by January 1, 2015.

Compliance by the Company and the Bank with these new capital requirements will likely affect their respective operations. However, the extent of that impact cannot be known until there is greater clarity regarding the specific requirements applicable to them. While the Dodd-Frank Act was enacted in 2010, many of its provisions will require additional implementing rules before becoming effective, and the proposed federal banking agency regulations implementing the Basel III standards, while recently promulgated, have not been implemented.

Acquisitions

As an active acquirer, the Company must comply with numerous laws related to our acquisition activity. As mentioned above, under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. Further, the Bank Merger Act requires approval from the FDIC prior to the Bank merging with or acquiring the deposits of another bank. Subject to certain reciprocity provisions, current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Generally, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years, and to certain deposit market-share limitations.

Branching

With appropriate regulatory approvals, North Carolina commercial banks are authorized to establish branches both in North Carolina and in other states. As a result of the Dodd-Frank Act, federal law allows de novo interstate branching and branching through mergers. A bank that establishes a branch in another state may conduct any activity at that branch office that is permitted by the law of that state to the extent that the activity is permitted either for a state bank chartered by that state or for a branch in the state of an out-of-state national bank.

FDIC Insurance Assessments

The FDIC, through the Deposit Insurance Fund (“DIF”), insures the deposits of the Bank up to prescribed limits for each depositor. The assessment paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. The Company’s insurance assessments during 2013 and 2012 were $1.5 million and $1.1 million, respectively.

An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act. Among other things, the final rule revises the assessment rate schedule to provide assessments ranging from 5 to 35 basis points, with the initial assessment rates subject to adjustments which could increase or decrease the total base assessment rates. The FDIC has three possible adjustments to an institution’s initial base assessment rate: (1) a decrease of up to five basis points (or 50 percent of the initial base assessment rate) for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt; (2) an increase for holding long-term unsecured or subordinated debt issued by other insured depository institutions known as the Depository Institution Debt Adjustment, or the DIDA; and (3) for institutions not well rated and well capitalized, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

Each of these changes may increase the rate of FDIC insurance assessments to maintain or replenish the FDIC’s DIF. This could, in turn, raise the Bank’s future deposit insurance assessment costs. On the other hand, the law changes the deposit insurance assessment base so that it will generally be equal to consolidated assets less tangible equity. This change of the assessment base from an emphasis on deposits to an emphasis on assets is generally considered likely to cause larger banking organizations to pay a disproportionately higher portion of future deposit insurance assessments, which may, correspondingly, lower the level of deposit insurance assessments that smaller community banks such as the Bank may otherwise have to pay in the future. While it is likely that the new law will increase the Company’s future deposit insurance assessment costs, the specific amount by which the new law’s combined changes will affect the Company’s deposit insurance assessment costs is hard to predict, particularly because the new law gives the FDIC enhanced discretion to set assessment rate levels.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation, or FICO. The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and ranged from 0.66 basis points throughout 2012 to 0.64 basis points throughout 2013 per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.

Community Reinvestment Act

The Community Reinvestment Act (the "CRA") requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low and moderate-income borrowers in their local communities. An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions are examined using a performance-based lending, investment and service test. Small institutions are examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

The CRA regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution’s CRA performance and to review the institution’s CRA public file. Each lending institution must maintain for public inspection a file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The CRA requires public disclosure of a financial institution’s written CRA evaluations. This requirement promotes enforcement of CRA principles by providing the public with the status of a particular institution’s community reinvestment record.

The Gramm-Leach-Bliley Act made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed, and annual CRA reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory CRA rating in its latest examination. The Bank received a “Satisfactory” rating in its last CRA examination which was conducted during October 2011.

Consumer Protection Laws

The Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include, without limitation, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Act and state law counterparts.

Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

Additional Legislative and Regulatory Matters

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe by regulation minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement agencies with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, mandates for public companies such as the Company, a variety of reforms intended to address corporate and accounting fraud and provides for the establishment of the Public Company Accounting Oversight Board, or the PCAOB, which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies. Sarbanes-Oxley imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit and requires that certain audit partners be rotated periodically. The law also requires chief executive officers and chief financial officers, or their equivalents, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement, and increases the oversight and authority of audit committees of publicly traded companies.

Fiscal and Monetary Policy

Banking is a business which depends on interest rate differentials for success. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of the Company and the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Company and the Bank cannot be predicted.

Current and future legislation and the policies established by federal and state regulatory authorities will affect the future operations of the Company and the Bank. Banking legislation and regulations may limit the Company’s and the Bank’s growth and the return to their investors by restricting certain of their activities.

In addition, capital requirements could be changed and have the effect of restricting the activities of the Company and the Bank, or requiring additional capital to be maintained. We cannot predict with certainty what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on the business of the Company or the Bank.

Real Estate Lending Evaluations

The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans. The Bank’s loan policies establish limits on loan to value ratios that are equal to or less than those established in such regulations.

Commercial Real Estate Concentrations

The Company’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate, or CRE, lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following standards for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land, or C&D, represent 100 percent or more of the institution’s total capital; or

•	total CRE loans represent 300 percent or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased by 50 percent or more.

As of December 31, 2013, the Bank's C&D concentration as a percentage of capital totaled 90.5 percent and the Bank's CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 269.9 percent.

Limitations on Incentive Compensation

In October 2009, the Federal Reserve issued proposed guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the organization. In connection with the proposed guidance, the Federal Reserve announced that it would review the Company’s incentive compensation arrangements as part of the regular, risk-focused supervisory process.

In June 2010, the Federal Reserve issued the incentive compensation guidance in final form and was joined by the FDIC and the Office of the Comptroller of the Currency. The final guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employees incentives that appropriately balance risk and reward and, thus, do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Federal Reserve’s monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on the business and earnings of the Company and the Bank cannot be predicted.

Evolving Legislation and Regulatory Action

In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader regulatory reform and a restructuring of the entire financial regulatory system. The Dodd-Frank Act was signed into law in 2010 and implements many new changes in the way financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. The Dodd-Frank Act provides for the creation of the Financial Stability Oversight Council, or the FSOC, which is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. The Dodd-Frank Act also provides for the creation of the Consumer Financial Protection Bureau, or the CFPB, a new consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and that such markets are fair, transparent and competitive.

New laws or regulations or changes to existing laws and regulations, including changes in interpretation or enforcement, could materially adversely affect the Company’s financial condition or results of operations. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. As a result, the overall financial impact on the Company and the Bank cannot be anticipated at this time.

ITEM 1A. RISK FACTORS

An investment in our securities involves certain risks. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our securities could decline, and you may lose all or part of your investment. The risks identified below and this Form 10-K also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us as described below and elsewhere in this Form 10-K.

Risks Related to Our Business

Our financial information reflects the application of the acquisition method of accounting. Any change in the assumptions used in such methodology could have an adverse effect on our results of operations.

As a result of Piedmont’s and the Company's bank and bank holding company acquisitions, our financial results are heavily influenced by the application of the acquisition method of accounting. The acquisition method of accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair value. In addition, the balances of nonperforming assets were significantly reduced by the adjustments to fair value recorded in conjunction with Piedmont’s and the Company's acquisitions. If our fair value assumptions were incorrect or the regulatory agencies to whom we report require us to change or modify our assumptions, such change or modification could have a material adverse effect on our financial condition or results of operations or our previously reported results.

We may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition, and results of operations.

Like other lenders, we face the risk that our customers will not repay their loans. A customer’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a customer may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Since many of our loans are secured by collateral, we may attempt to seize the collateral when and if customers default on their loans. However, the value of the collateral may not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. The resolution of nonperforming assets, including the initiation of foreclosure proceedings, requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities, and will expose us to additional legal costs and potential delays. Elevated levels of loan delinquencies and bankruptcies in our market area generally and among our customers specifically can be precursors of future charge-offs and may require us to increase our allowance for loan and lease losses (“ALLL”). Higher charge-off rates, delays in the foreclosure process or in obtaining judgments against defaulting borrowers and an increase in our ALLL may hurt our overall financial performance if we are unable to increase revenue to compensate for these losses and may also increase our cost of funds.

The effects of the economic downturn on the performance of financial institutions in our geographic area, actions taken by our competitors to address the continuing economic downturn, and the public perception of and confidence in the economy generally, and the banking industry specifically, could negatively impact our performance and operations.

All financial institutions are subject to similar risks resulting from a weakened economy, such as increased charge-offs and levels of past due loans and nonperforming assets. As troubled institutions in our market area continue to recognize and dispose of problem assets, the already substantial inventory of residential homes and lots will increase and may negatively affect home values and increase the time it takes us or our borrowers to sell existing inventory. The perception that troubled banking institutions (and smaller banking institutions that are not “in trouble”) are risky institutions for purposes of regulatory compliance or safeguarding deposits may cause depositors nonetheless to move their funds to larger institutions. If our depositors should move their funds based on events at other financial institutions, our operating results would suffer.

Our loan portfolio mix, which has loans secured by real estate, could result in increased credit risk in a challenging economy.

Our loan portfolio is concentrated in commercial real estate and commercial business loans. These types of loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about heavy loan concentrations in certain types of commercial real estate loans, including acquisition, construction and development loans, and also by geographic segment. Because our loan portfolio contains commercial real estate and commercial business loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in our nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, any of which could have a material adverse impact on our results of operations and financial condition.

The current economic environment and any deterioration or downturn in the economies or real estate values in the markets we serve could have a material adverse effect on both borrowers’ ability to repay their loans and the value of the real property securing such loans. Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans. Any of these developments could materially adversely affect our business, financial condition, results of operations and prospects.

Our loan portfolio has and will continue to be affected by the on-going correction in real estate markets, including reduced levels of home sales and declines in the performance of loans.

There continues to be a general real estate slowdown in some of our market areas, reflecting declining prices and excess inventories. As a result, home builders and commercial developers have shown signs of financial deterioration. A soft residential housing market, increased delinquency rates, and a weakened secondary credit market have affected the overall mortgage industry and could adversely affect our Builder Finance Division. In addition, many banking institutions, including our Bank, have experienced declines in the performance of other loans, including construction, land development and land loans and commercial loans. We make credit and reserve decisions based on the current conditions of borrowers or projects combined with our expectations for the future. If conditions are worse than forecasted, we could experience higher charge-offs and delinquencies beyond that which is provided in the allowance for loan losses. As such, our earnings could be adversely affected through higher than anticipated provisions for loan losses.

SBA lending is an important part of our business. Our SBA lending program is dependent upon the federal government, and we have specific risks associated with originating SBA loans.

Our SBA lending program is dependent upon the federal government. As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose our customers to lenders who are SBA Preferred Lenders, and as a result we would experience a material adverse effect to our financial results. Any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans, may also have an adverse effect on our business.

We generally sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales have resulted in our earning premium income and/or have created a stream of future servicing income. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans. We share pro-rata with the SBA in any recoveries. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could materially adversely affect our results of operations.

If our ALLL is not sufficient to cover actual loan losses, our earnings could decrease.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that we will experience credit losses. The risk of loss will vary with, among other things, general economic conditions, including the current economic environment and real estate market, the type of loan, the creditworthiness of the borrower over the term of the loan, and, in the case of a collateralized loan, the quality of the collateral for the loan.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. As a result, we may experience significant loan losses, which could have a material adverse effect on our operating results. Our management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an ALLL in an attempt to cover any loan losses that may occur. In determining the size of the ALLL, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and we may need to make adjustments to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. We expect our ALLL to continue to fluctuate; however, given current and future market conditions, we can make no assurance that our allowance will be adequate to cover future loan losses.

In addition, federal and state regulators periodically review our ALLL and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulators could have a negative effect on our operating results.

The amount of other real estate owned (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations.

As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate, likewise increase. The amount of OREO we hold may increase due to various economic conditions or other factors. Any additional increase in losses and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales. In addition, at acquisition of the OREO we are required to reflect the fair market value in our financial statements. If the OREO declines in value subsequent to its acquisition, we are required to recognize a loss. As a result, declines in the value of our OREO have a negative effect on our results of operations and financial condition.

Our use of appraisals in deciding whether to make a loan on or secured by real property or how to value such a loan in the future may not accurately describe the net value of the real property collateral that we can realize.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values in our market area have experienced changes in value in relatively short periods of time, especially given heightened economic uncertainty, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and to determine certain loan impairments. If these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of OREO, and our ALLL may not reflect accurate loan impairments. The valuation of the property may negatively impact the continuing value of such loan and could materially adversely affect our results of operations and financial condition.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2013, the fair value of our investment securities portfolio was approximately $404.9 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, monetary policy changes by the Federal Reserve, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

We may fail to realize all of the anticipated benefits, including estimated cost savings, of our 2013 merger with ECB or other potential future acquisitions.

The success of our merger with ECB, which was consummated in April 2013, will depend on, among other things, the ability to continue to successfully complete the integration the Company and ECB. If we are not able to achieve this objective, the anticipated benefits of the merger may not be realized fully or at all, or may take longer than expected to be realized.

In the future, we also may encounter difficulties in obtaining required regulatory approvals, and unexpected contingent liabilities can arise from the businesses we may acquire. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls, as well as managing relevant relationships with employees, clients, suppliers and other business partners. Integration efforts could divert management attention and resources, which could adversely affect our operations or results.

Given continued market volatility and uncertainty, we may experience increased credit costs or need to take additional markdowns and allowances for loan losses on the assets and loans acquired that could materially adversely affect our financial condition and results of operations.

Combining with Yadkin maybe more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the merger with Yadkin may not be realized.

The Company and Yadkin have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on the Company’s ability to successfully combine and integrate the businesses of the Company and Yadkin in a manner that permits growth opportunities and does not materially disrupt the existing customer relations or result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either Company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined Company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. If the combined companies experience difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. There also may be business disruptions that cause the Company and/or Yadkin to lose customers or cause customers to remove their accounts from the Company and/or Yadkin and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and Yadkin during this transition period and for an undetermined period after completion of the merger on the combined Company.

Additionally, the combined company may not be able to successfully achieve the level of cost savings, revenue enhancements and other synergies that it expects, and may not be able to capitalize upon the existing customer relationships of each party to the extent anticipated, or it may take longer, or be more difficult or expensive than expected, to achieve these goals. These circumstances could have an adverse effect on the Yadkin’s business, results of operation and stock price.

We are subject to business uncertainties and contractual restrictions while the merger with Yadkin is pending.

Uncertainty about the effect of the merger with Yadkin on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships. Retention of certain employees by us may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be harmed. In addition, subject to certain exceptions, we have agreed to operate the Company's business in the ordinary course prior to closing.

If the merger with Yadkin is not completed, we will have incurred substantial expenses without realizing the expected benefits of the merger.

We have incurred and will continue to incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement with Yadkin. If the merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the merger.

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

We face strong competition from larger, more established competitors.

The banking industry is highly competitive, and we experience strong competition from many other financial institutions, including some of the largest commercial banks in the United States. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other financial institutions that operate in our primary market areas and elsewhere.

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

As a community bank, we have different lending risks than larger banks.

Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to individuals and to small- to medium-sized businesses, which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories. Small- and medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact this economic sector in the markets in which we operate, our results of operations and financial condition may be adversely affected.

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

The economy of North Carolina’s coastal region is affected, from time to time, by adverse weather events, particularly hurricanes. Our market area includes the Outer Banks and other portions of coastal North Carolina. We cannot predict whether, or to what extent damage caused by future hurricanes will affect our operations, our customers, or the economies in our banking markets. Weather events could cause a disruption in our day-to-day business activities in branches located in coastal communities, a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures, and loan losses. Even if a hurricane does not cause any physical damage in our market area, a turbulent hurricane season could significantly affect the market value of all coastal property.

We are subject to liquidity risk in our operations.

Liquidity risk is the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to stockholders, operating expenses, and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, given the recent turmoil faced by banking organizations in the domestic and worldwide credit markets. Our access to borrowed funds could become limited in the future, and we may be required to pay above market rates for additional borrowed funds, if we are able to obtain them at all, which may adversely affect our results of operations.

A failure in or breach of our operational or security systems, or those of our third party service providers, including as a result of cyber attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

As a financial institution, our operations rely heavily on the secure data processing, storage and transmission of confidential and other information on our computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of our systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber attacks, electronic fraudulent activity or attempted theft of financial assets. We cannot assure you that any such failures, interruptions or security breaches will not occur, or if they do occur, that they will be adequately addressed. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. We may be required to expend significant additional resources in the future to modify and enhance our protective measures.

Additionally, we face the risk of operational disruption, failure, termination or capacity constraints on the part of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems. Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could materially adversely affect our business, financial condition, results of operations and prospects.

Deterioration in the soundness of our counterparties could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could create another market-wide liquidity crisis similar to that experienced in late 2008 and early 2009 and could lead to losses or defaults by us or by other institutions. There is no assurance that the failure of our counterparties would not materially adversely affect our results of operations.

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our chief executive officer and other senior officers. The unexpected loss of any of our key employees could have an adverse effect on our business and possibly result in reduced revenues and earnings. The implementation of our business strategy will also require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them.

Our disclosure controls and procedures and internal controls may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or omission. Additionally, controls can be circumvented by individual acts, by collusion by two or more people and/or by override of the established controls. Accordingly, because of the inherent limitations in our control systems and in human nature, misstatements due to error or fraud may occur and not be detected.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Changes in accounting standards and management’s selection of accounting methods, including assumptions and estimates, could materially impact our financial statements.

From time to time the SEC and the Financial Accounting Standards Board change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing our financial statements, including determining the fair value of certain assets and liabilities, among other items. If the assumptions or estimates are incorrect, we may experience unexpected material consequences.

We may be required to repurchase mortgage loans sold into the secondary market.

We have entered into agreements to sell mortgage loans into the secondary market. These agreements typically require that we repurchase the loan in the event of a default. If we are required to repurchase a large number of mortgage loans from secondary market investors, our financial condition and results of operations could be adversely affected.

Deterioration in the fiscal position of the U.S. federal government and downgrades in U.S. Treasury and federal agency securities could adversely affect us and our subsidiary’s banking operations.

The long-term outlook for the fiscal position of the U.S. federal government is uncertain, as illustrated by the 2011 downgrade by certain rating agencies of the credit rating of the U.S. government and federal agencies. In addition to causing economic and financial market disruptions, any future downgrade, failure to raise the U.S. statutory debt limit, or deterioration in the fiscal outlook of the U.S. federal government, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. In particular, such circumstances could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. Also, the adverse consequences could extend to those to whom we extend credit and could adversely affect their ability to repay their loans. Any of these developments could materially adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Our Regulatory Environment

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including the declaration and payment of cash dividends to stockholders, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth and operations. Should we fail to comply with these regulatory requirements, federal and state regulators could impose additional restrictions on the activities of the Company and the Bank, which could materially affect our growth strategy and operating results in the future.

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

The implications of the Dodd-Frank Act, or its implementing regulations, on our business remain somewhat uncertain at this time, but it may adversely affect our business, results of operations, and the underlying value of our securities. The full effect of this legislation will not be reasonably certain until implementing regulations are promulgated, which could take several years in some cases.

Some or all of the changes, including the new rulemaking authority granted to the CFPB, may result in greater reporting requirements, assessment fees, operational restrictions, capital requirements, and other regulatory burdens for either, or both, the Bank and the Company, and many of our non-bank competitors may remain free from such limitations. This disparity could adversely affect our ability to attract and maintain depositors, to offer competitive products and services, and to expand our business.

Congress may consider additional proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Such legislation may change existing banking statutes and regulations, as well as our current operating environment significantly. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

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

The CFPB recently has finalized a number of significant rules which will impact nearly every aspect of the residential mortgage business. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The final rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage;” (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; (iii) comply with additional restrictions on mortgage loan originator compensation; and (iv) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for “higher priced mortgage loans.”
Our compliance with the new rule, and its accompanying enforcement by our federal and state regulators, will create operational and strategic challenges for us, as we originate a significant volume of mortgages. For example, business models for cost, pricing, delivery, compensation, and risk management will need to be reevaluated and potentially revised, perhaps substantially. Additionally, programming changes and enhancements to systems will be necessary to comply with the new rules. Some of these new rules became effective in June 2013, numerous others become effective in January 2014, and several more will become effective throughout 2014. Forthcoming additional rulemaking affecting the residential mortgage business is also expected. Achieving full compliance in the relatively short timeframe provided for certain of the new rules will result in increased regulatory and compliance costs.

We may be required to raise additional capital in the future, including through new increased minimum capital thresholds established by our regulators as part of their implementation of Basel III, but that capital may not be available when it is needed and could be dilutive to our existing stockholders, which could adversely affect our financial condition and results of operations.

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework that addresses shortcomings in certain capital requirements. The rule implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.

The major provisions of the new rule applicable to us are:

•
The new rule implements higher minimum capital requirements, includes a new common equity tier 1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity tier 1 capital, additional tier 1 capital, or tier 2 capital. These enhancements will both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The new minimum capital to risk-weighted assets (“RWA”) requirements are a common equity tier 1 capital ratio of 4.5 percent and a tier 1 capital ratio of 6.0 percent, which is an increase from 4.0 percent, and a total capital ratio that remains at 8.0 percent. The minimum leverage ratio (tier 1 capital to total assets) is 4.0 percent. The new rule maintains the general structure of the current PCA framework while incorporating these increased minimum requirements.

•
The new rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets (“MSAs”), deferred tax assets (“DTAs”), and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from common equity tier 1 capital.

•
Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016. A banking organization with a buffer greater than 2.5 percent would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5 percent would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the PCA well-capitalized thresholds.

•
The new rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

On July 9, 2013, the FDIC issued an “interim final rule” applicable to the Bank that is identical in substance to the final rules issued by the Federal Reserve described above. The Bank is required to comply with the interim final rule on January 1, 2015.
In order to support the operations at the Bank, we may need to raise capital in the future. Our ability to raise capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise capital, if needed, on terms acceptable to us. If we cannot raise capital when needed, our ability to operate or further expand our operations could be materially impaired. In addition, if we decide to raise equity capital under such conditions, the interests of our stockholders could be diluted.

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

We make no assurances that we will pay any dividends on our securities in the future. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant. The holders of our capital stock are entitled to receive dividends when, and if, declared by our board of directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the current policy of the Federal Reserve that bank holding companies should pay cash dividends on capital stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the Bank, which, in turn, will be highly dependent upon the Bank’s historical and projected results of operations, liquidity, cash flows and financial condition, as well as various legal and regulatory prohibitions and other restrictions on the ability of the Bank to pay dividends, extend credit or otherwise transfer funds to the Company.

Anti-takeover provisions could adversely affect our stockholders.

Provisions of Delaware law, our Amended and Restated Certificate of Incorporation, as amended (our “Certificate of Incorporation”) and our Amended and Restated Bylaws (our “Bylaws”) could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. For example, our Certificate of Incorporation authorizes our board of directors to issue preferred stock in one or more series, which could be issued as a defensive measure in response to a takeover proposal. There are substantial regulatory limitations on changes of control of bank holding companies. With certain limited exceptions, federal regulations prohibit a person or Company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10 percent (5 percent if the acquirer is a bank holding Company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our Company without prior notice or application to, and the approval of, the Federal Reserve Board. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases office space for its corporate headquarters in Raleigh, North Carolina. As of December 31, 2013, the Company operated forty-five banking offices in central and eastern North Carolina. The Company owns many of the buildings and leases other facilities from third parties. The Company also leases office space for its operations center in Cary, North Carolina. Management believes that the premises occupied by the Company are well located, are suitably equipped to serve as financial services facilities, and are adequately covered by insurance.

Net book value of the Company’s real property used for business purposes as well as furniture, fixtures, and equipment was $44.9 million as of December 31, 2013. Additional information relating to premises, equipment and lease commitments is set forth in Note F "Premises and Equipment" and Note K "Leases" in the "Notes to Consolidated Financial Statements" in this report.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party, or of which any of its property is the subject other than routine litigation that is incidental to its business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is traded on the NYSE MKT, LLC under the symbol "VSB". There were 35,754,247 shares outstanding as of December 31, 2013 owned by approximately 1,000 stockholders of record. The Company’s stock is not heavily traded with fewer than 40,000 shares traded, on average, per day. The table below sets forth the quarterly high and low trading prices and closing sales prices for the last two years.

	High	Low	Last
2013
First Quarter	$4.77	$3.91	$3.94
Second Quarter	4.41	3.77	4.38
Third Quarter	5.98	4.26	5.31
Fourth Quarter	5.45	4.51	5.27

2012
First Quarter	$4.60	$2.88	$3.85
Second Quarter	6.28	3.28	4.52
Third Quarter	5.59	4.46	4.55
Fourth Quarter	5.49	3.51	4.59

The Company's ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital, the availability of liquid assets for distribution, and other factors determined relevant by the Company's Board of Directors. The Company's ability to generate liquid assets for distribution is dependent on the ability of the Bank to pay dividends to the Company. The Company has not historically declared or paid any cash dividends on its common stock and does not anticipate paying a dividend in 2014. Dividend restrictions are described in the "Supervision and Regulation - Payment of Dividends" section in Item 1 of this report.

The Company maintains certain employee and director benefit plans under which equity securities of the Company may be awarded. See Note Q "Employee and Director Benefit Plans" in Item 8 of this report.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock since the last trading day of 2008 with the cumulative return for the same period of: (i) the NYSE Composite Index and (ii) the SNL Bank $1B-$5B Index. The graph assumes an investment of $100 on the last trading day of 2008 in the Company’s common stock and in each index and that all dividends, if any, were reinvested.

ITEM 6. SELECTED FINANCIAL DATA

The table below presents summary financial data for the periods presented. The Company's financial results were significantly impacted by the acquisitions of Community Bank of Rowan and Crescent Financial Bancshares, Inc. in 2011 and ECB Bancorp, Inc. in 2013.

	Successor Company		Predecessor Company
(Dollars in thousands, except per share data)	As of and for the Year Ended December 31,	Period from February 1 to December 31,	Period from January 1 to January 31,	As of and for the Years Ended December 31,
	2013	2012	2012	2011	2010	2009
Summary of Operations
Interest income	$78,742	$43,519	$4,206	$14,334	$4,319	$4,945
Interest expense	8,653	6,170	633	2,778	1,181	1,909
Net interest income	70,089	37,349	3,573	11,556	3,138	3,036
Provision for loan losses	5,469	5,159	195	880	3,172	1,792
Net interest income (loss) after the provision for loan losses	64,620	32,190	3,378	10,676	(34)	1,244
Non-interest income	25,180	11,327	657	1,716	(824)	280
Non-interest expense	80,612	43,210	3,236	11,236	3,953	3,066
Income (loss) before income taxes	9,188	307	799	1,156	(4,811)	(1,542)
Income tax expense (benefit)	2,014	(3,486)	270	188	—	—
Net income (loss)	7,174	3,793	529	968	(4,811)	(1,542)
Dividends and accretion on preferred stock	2,493	1,346	122	182	—	—
Net income (loss) available to common stockholders	$4,681	$2,447	$407	$786	$(4,811)	$(1,542)

Per Common Share
Net income (loss), basic	$0.11	$0.07	$0.01	$0.07	$(0.77)	$(0.27)
Net income (loss), diluted	$0.11	$0.07	$0.01	$0.07	$(0.77)	$(0.27)
Book value	$4.12	$4.18	NA	$4.08	$0.72	$1.09
Tangible book value	$3.42	$3.37	NA	$3.27	$0.72	$1.09
Weighted average shares outstanding:
Basic	43,473,096	35,724,513	35,511,770	10,858,223	6,241,901	5,732,356
Diluted	43,636,498	35,796,731	35,534,050	10,916,115	6,241,901	5,732,356
Common shares outstanding	46,037,685	35,549,785	35,566,535	35,566,535	11,831,770	5,732,356
Balance Sheet Data
Total assets	$2,119,948	$1,085,225	NA	$1,087,621	$81,140	$94,766
Cash and cash equivalents	100,779	50,463	NA	46,472	2,722	10,475
Investment securities(1)	404,888	136,491	NA	170,004	10,454	6,731
Loans(2)	1,398,329	779,855	NA	740,303	63,402	73,535
Allowance for loan losses	7,043	3,998	NA	2,131	1,880	1,964
Deposits	1,675,309	873,222	NA	886,244	63,766	78,620
Stockholders’ equity	232,299	173,941	NA	169,509	8,564	6,262
Selected Performance Ratios
Return on average assets	0.40%	0.39%	0.58%	0.32%	(5.41)%	(1.61)%
Return on average stockholders’ equity	3.28%	2.41%	3.67%	2.56%	(42.49)%	(20.69)%
Net interest margin	4.43%	4.40%	4.55%	4.19%	3.78%	3.38%
Efficiency ratio(3)	84.62%	88.77%	76.50%	84.66%	101.96%	92.46%
Asset Quality Ratios
Net charge-offs to average loans	0.20%	0.37%	—%	0.31%	4.77%	1.28%
Allowance for loan losses to loans	0.51%	0.52%	NA	0.29%	2.98%	2.67%
Nonperforming loans to loans	1.51%	1.67%	NA	5.09%	0.71%	8.46%
Nonperforming assets to total assets	1.50%	1.71%	NA	3.44%	1.65%	8.07%
Capital Ratios
Total risk-based capital(4)	12.70%	14.96%	NA	11.85%	14.65%	9.18%
Tier 1 risk-based capital(4)	11.85%	13.66%	NA	10.59%	13.38%	7.91%
Tier 1 leverage(4)	10.16%	11.45%	NA	8.49%	10.47%	6.29%
Tangible common equity to tangible assets	7.54%	11.42%	NA	10.99%	10.55%	6.61%

(1)	Investment securities include available-for-sale and held-to-maturity securities.

(2)	Loans include loans held for sale.

(3)	Efficiency ratio is non-interest expense divided by the sum of net interest income and non-interest income.

(4)
Regulatory capital ratios reflect the Bank's capital ratios. Predecessor periods reflect regulatory capital ratios of Legacy VantageSouth only, which was the predecessor company due to the change in reporting entity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a bank holding company incorporated under the laws of Delaware in 2011. The Company is a majority-owned subsidiary of Piedmont. On July 22, 2013, the Company changed its name from Crescent Financial Bancshares, Inc. to VantageSouth Bancshares, Inc. and transferred the listing of its common stock to the NYSE MKT, LLC under the ticker symbol "VSB." The Company conducts its business operations primarily through its wholly-owned bank subsidiary, VantageSouth Bank. The Company's headquarters are located in Raleigh, North Carolina. The Bank was incorporated in 1998 as a North Carolina-chartered commercial bank and operates forty-five banking offices in central and eastern North Carolina.

Mergers and Acquisitions

In 2010 and 2011, Piedmont acquired controlling interests in three financial institutions which are summarized below.

Acquired Institution	Acquisition Date	Percentage of Institution Initially Acquired	Purchase Price	Total Assets Acquired	Total Deposits Acquired
VantageSouth Bank	February 19, 2010	62%	$7,694	$99,189	$76,031,000
Community Bank of Rowan	April 19, 2011	100%	9,500,000	139,353,000	125,741,000
Crescent Financial Bancshares, Inc.	November 18, 2011	88%	75,000	995,156	678,289,000

On February 1, 2012, Piedmont merged Community Bank of Rowan ("Rowan") into VantageSouth Bank ("Legacy VantageSouth") and simultaneously purchased the remaining equity interests in Legacy VantageSouth from non-controlling shareholders. Then, on November 30, 2012, Piedmont merged the combined Legacy VantageSouth into Crescent State Bank, which was immediately rebranded as VantageSouth Bank.

In 2013, the combined Company acquired another financial institution which is summarized below.

Acquired Institution	Acquisition Date	Percentage of Institution Initially Acquired	Purchase Price	Total Assets Acquired at Fair Value	Total Deposits Acquired at Fair Value
ECB Bancorp, Inc.	April 1, 2013	100%	$40,629	$856,076	$736,114

ECB Bancorp, Inc. Merger

On April 1, 2013, the Company completed the merger of ECB Bancorp, Inc. ("ECB") with and into the Company (the "ECB Merger"). The ECB Merger was completed pursuant to an Agreement and Plan of Merger dated as of September 25, 2012 (the "ECB Merger Agreement"). Immediately following the ECB Merger, The East Carolina Bank, a wholly-owned subsidiary of ECB, was merged with and into VantageSouth Bank. Upon the closing of the ECB Merger, each outstanding share of ECB common stock was converted into the right to receive 3.55 shares of the Company's common stock. The aggregate merger consideration consisted of 10.3 million shares of the Company’s common stock. Based upon the market price of the Company’s common stock at the ECB Merger date, the aggregate purchase price was $40.6 million.

In connection with the ECB Merger, the Company applied the acquisition method of accounting to ECB's balance sheet. Therefore, all acquired assets and liabilities were adjusted to fair value, and the historical allowance for loan losses was eliminated. The Company recorded a one-time acquisition gain of $7.8 million in the second quarter of 2013, which reflected the amount by which the fair value of acquired net assets exceeded the combined purchase price and fair value of other equity interests. The Company has a one-year measurement period from the acquisition date to finalize the recorded fair values of net assets acquired. The acquisition gain may change if initial fair value estimates are revised within the measurement period. The acquisition of ECB increased the Company's total assets by 43 percent, deposits by 45 percent, and stockholders' equity by 28 percent at the merger date. Therefore, the Company's results of operations and financial position were significantly impacted in 2013 by the ECB Merger.

Proposed Merger With Yadkin Financial Corporation

On January 27, 2014, the Company and Piedmont entered into an Agreement and Plan of Merger with Yadkin Financial Corporation (“Yadkin”) under which the Company and Piedmont will each merge with and into Yadkin (referred to collectively as the “Yadkin Merger”). Immediately following the completion of the Yadkin Merger, VantageSouth Bank will merge with and into Yadkin Bank, Yadkin’s wholly-owned banking subsidiary.

In the Yadkin Merger, each outstanding share of the Company's common stock, other than shares held by Piedmont, will be converted into the right to receive 0.3125 shares of Yadkin common stock. Pursuant to the Yadkin Merger Agreement, Yadkin will be the legal acquirer, but the Company (consolidated with Piedmont) will be the accounting acquirer due to the Company controlling a larger percentage of outstanding shares of the combined company. As of December 31, 2013, Yadkin had total assets of $1.8 billion, deposits of $1.5 billion, and shareholders' equity of $184.5 million. The Yadkin Merger is subject to all stockholder and regulatory approvals.

Yadkin Bank is a full-service community bank with thirty-three branches throughout its two regions in North and South Carolina. The Western Region serves Avery, Watauga, Ashe, Surry, Wilkes, Yadkin, Durham, and Orange Counties in Nort Carolina. The Southern Region serves Iredell, Mecklenburg, and Union Counties in North Carolina, and Cherokee and York Counties in South Carolina. Yadkin Bank provides mortgage lending services through its mortgage division, Yadkin Mortgage, headquartered in Greensboro, North Carolina. Securities brokerage services are provided by Yadkin Wealth, Inc., a Yadkin Bank subsidiary with offices located throughout the branch network.

Executive Summary

The following is a summary of the Company's financial results and significant accomplishments in 2013 and the beginning of 2014:

•	In January 2014, the Company announced a proposed merger-of-equals with Yadkin Financial Corporation, which will create the largest community bank in North Carolina.

•
In January 2014, the Company completed a private placement of $46.9 million of its common stock, the proceeds of which were used in February 2014 to repurchase its outstanding preferred stock issued to the U.S. Treasury.

•	The Company completed the ECB merger and system conversion in the second quarter of 2013.

•	Net income was $7.2 million for the year ended December 31, 2013, $3.8 million in the 2012 successor period, and $529 thousand in the 2012 predecessor period

•	Pre-tax, pre-provision operating earnings totaled $20.3 million for the year ended December 31, 2013, $7.4 million in the 2012 successor period, and $1.1 million in the 2012 predecessor period.

•	Net interest margin was 4.43 percent for the year ended December 31, 2013 compared to 4.40 percent in the 2012 successor period and 4.55 percent in the 2012 predecessor period.

•	The Company was named the top small business lender in North Carolina by the Small Business Administration ("SBA").

•
Operating efficiency ratio improved to 75.40 percent for the year ended December 31, 2013 from 82.27 percent in the 2012 successor period. The operating efficiency ratio was 74.66 percent in the 2012 predecessor period.

The following discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results and financial condition for the year ended December 31, 2013, the 2012 successor period, and the 2012 predecessor period. Because of the separate reporting for predecessor and successor periods in 2012, the Company's results of operations between these periods are not comparable. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report.

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

	Successor Company		Predecessor Company
(Dollars in thousands, except per share data)	Year Ended December 31, 2013	Period from February 1 to December 31, 2012	Period from January 1 to January 31, 2012
OPERATING EARNINGS
Net income (GAAP)	$7,174	$3,793	$529
Securities gains	(1,215)	(1,251)	—
Gain on acquisition	(7,773)	—	—
Merger and conversion costs	14,638	3,164	78
Income tax effect of adjustments	(5,175)	(185)	(30)
Deferred tax asset valuation allowance reversal	—	(3,300)	—
Deferred tax asset revaluation from reduction in state income tax rates	1,218	—	—
Net operating earnings (Non-GAAP)	8,867	2,221	577
Dividends and accretion on preferred stock	2,493	1,346	122
Net operating earnings available to common stockholders (Non-GAAP)	$6,374	$875	$455

OPERATING EARNINGS PER COMMON SHARE
Basic (Non-GAAP)	$0.15	$0.02	$0.01
Diluted (Non-GAAP)	$0.15	$0.02	$0.01

PRE-TAX, PRE-PROVISION OPERATING EARNINGS
Net income (GAAP)	$7,174	$3,793	$529
Provision for loan losses	5,469	5,159	195
Income tax expense (benefit)	2,014	(3,486)	270
Pre-tax, pre-provision income	14,657	5,466	994
Securities gains	(1,215)	(1,251)	—
Gain on acquisition	(7,773)	—	—
Merger and conversion costs	14,638	3,164	78
Pre-tax, pre-provision operating earnings (Non-GAAP)	$20,307	$7,379	$1,072

OPERATING NON-INTEREST INCOME
Non-interest income (GAAP)	$25,180	$11,327	$657
Gain on acquisition	(7,773)	—	—
Operating non-interest income (Non-GAAP)	$17,407	$11,327	$657

OPERATING NON-INTEREST EXPENSE
Non-interest expense (GAAP)	$80,612	$43,210	$3,236
Merger and conversion costs	(14,638)	(3,164)	(78)
Operating non-interest expense (Non-GAAP)	$65,974	$40,046	$3,158

OPERATING EFFICIENCY RATIO
Efficiency ratio (GAAP)	84.62%	88.77%	76.50%
Effect to adjust for gain on acquisition	7.51%	—%	—%
Effect to adjust for merger and conversion costs	(16.73)%	(6.50)%	(1.84)%
Operating efficiency ratio (Non-GAAP)	75.40%	82.27%	74.66%

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

Analysis of Results of Operations

Net income was $7.2 million in 2013 while net income was $3.8 million in the 2012 successor period and $529 thousand in the 2012 predecessor period. After dividends and accretion on preferred stock, net income available to common stockholders was $4.7 million, or $0.11 per common share, in 2013 while net income available to common stockholders was $2.4 million, or $0.07 per common share, in the 2012 successor period and $407 thousand, or $0.01 per common share, in the 2012 predecessor period. Net income in 2013 was significantly influenced by the ECB merger.

Net operating earnings, which exclude securities gains, merger and conversion costs, and non-recurring income tax adjustments, was $8.9 million in 2013, $2.2 million in the 2012 successor period, and $577 thousand in the 2012 predecessor period.

Two commonly used measures of bank profitability are return on average assets (net income as a percentage of average total assets)and return on average stockholders' equity (net income as a percentage of average stockholders' equity). Annualized return on average assets was 0.40 percent in 2013, 0.39 percent for the 2012 successor period, and 0.58 percent in the 2012 predecessor period. Annualized return on average stockholders' equity was 3.28 percent in 2013, 2.41 percent for the 2012 successor period, and 3.67 percent in the 2012 predecessor period.

Net Interest Income

Net interest income in 2013 totaled $70.1 million while net interest income totaled $37.3 million in the 2012 successor period and $3.6 million in the 2012 predecessor period. Average earning assets totaled $1.58 billion in 2013, which was a significant increase from $934.1 million in the 2012 successor period and $934.3 million in the 2012 predecessor period. The increase in average earning assets was primarily the result of assets acquired in the ECB merger as well as organic loan growth.

Net interest margin was 4.43 percent in 2013, which was an increase from 4.40 percent in the 2012 successor period but a decline from 4.55 percent in the 2012 predecessor period. The increase in net interest margin from the 2012 successor period was primarily due to a reduction in the cost of interest-bearing liabilities which fell from 0.86 percent in the 2012 successor period to 0.62 percent in 2013. Declining yields on interest-earning assets partially offset the improvement in the cost of interest-bearing liabilities due to the origination of new loans at lower current market rates and the reinvestment of principal paydowns and proceeds from sales of securities at lower current market rates. The average yield on loans decreased from 5.97 percent in the 2012 successor period and 6.15 percent in the 2012 Predecessor Period to 5.92 percent in 2013, and the average yield on investment securities declined from 2.66 percent in the 2012 successor period and 2.74 percent in the 2012 predecessor period to 2.14 percent in 2013.

Income accretion on purchased loans totaled $20.6 million in 2013, which consisted of $13.6 million of accretion on purchased credit-impaired ("PCI") loans and $7.0 million of accretion income on purchased non-impaired loans. Income accretion on purchased loans totaled $14.7 million and $1.6 million in the 2012 successor and predecessor periods, respectively. Time deposit premium amortization totaled $3.0 million in 2013, which reduced interest expense, and net premium amortization of short-term borrowings and long-term debt totaled $3 thousand, which also reduced interest expense. Acquisition accounting amortization reduced the Company's cost of interest-bearing liabilities by 0.22 percent in 2013.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	Successor Company						Predecessor Company
	Year Ended December 31, 2013			Period from February 1 to December 31, 2012			Period from January 1 to January 31, 2012
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets:
Loans	$1,210,102	$71,627	5.92%	$727,339	$39,717	5.97%	$730,387	$3,807	6.15%
Investment securities	331,459	7,090	2.14%	164,113	3,990	2.66%	180,220	419	2.74%
Federal funds and other interest-earning assets	40,911	89	0.22%	42,603	85	0.22%	23,719	4	0.20%
Total interest-earning assets	1,582,472	78,806	4.98%	934,055	43,792	5.12%	934,326	4,230	5.35%
Non-interest-earning assets	204,522			127,572			134,240
Total assets	$1,786,994			$1,061,627			$1,068,566

Liabilities and Equity:
Interest-bearing demand	$298,292	645	0.22%	$149,394	540	0.39%	$172,363	109	0.75%
Money market and savings	422,543	1,362	0.32%	236,735	1,333	0.62%	184,716	96	0.61%
Time deposits	557,853	4,195	0.75%	373,337	3,213	0.94%	404,999	325	0.95%
Total interest-bearing deposits	1,278,688	6,202	0.49%	759,466	5,086	0.73%	762,078	530	0.82%
Short-term borrowings	60,098	165	0.27%	3,351	19	0.62%	968	—	—%
Long-term debt	51,239	2,285	4.46%	22,966	1,065	5.07%	24,217	103	5.02%
Total interest-bearing liabilities	1,390,025	8,652	0.62%	785,783	6,170	0.86%	787,263	633	0.95%
Non-interest-bearing deposits	168,597			97,250			107,156
Other liabilities	9,541			6,858			4,184
Total liabilities	1,568,163			889,891			898,603
Stockholders’ equity	218,831			171,736			169,963
Total liabilities and stockholders’ equity	$1,786,994			$1,061,627			$1,068,566

Net interest income, taxable equivalent		$70,154			$37,622			$3,597
Interest rate spread			4.36%			4.26%			4.40%
Tax equivalent net interest margin			4.43%			4.40%			4.55%

Percentage of average interest-earning assets to average interest-bearing liabilities			113.84%			118.87%			118.68%
* Taxable equivalent basis

(1)	Loans include loans held for sale in addition to nonaccrual loans.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $64 thousand, $273 thousand, and $24 thousand for 2013 and the 2012 Successor and Predecessor Periods, respectively.

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

Provision for Loan Losses

The following table summarizes the changes in the allowance for loan losses ("ALLL") for both PCI and non-PCI loans for the periods presented.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total

2013
Balance at January 1, 2013	$2,720	$1,278	$3,998
Net charge-offs	(2,424)	—	(2,424)
Provision for loan losses	4,386	1,083	5,469
Balance at December 31, 2013	$4,682	$2,361	$7,043

2012 Successor Period
Balance at February 1, 2012	$1,276	$—	$1,276
Net charge-offs	(2,437)	—	(2,437)
Provision for loan losses	3,881	1,278	5,159
Balance at December 31, 2012	$2,720	$1,278	$3,998

Provision for loan losses was $5.5 million in 2013, $5.2 million in the 2012 successor period, and $195 thousand in the 2012 predecessor period. The 2013 provision for loan losses was comprised of $4.4 million in provision expense on non-PCI loans and $1.1 million of impairment on PCI loan pools. The ALLL was $7.0 million, or 0.51 percent of total loans as of December 31, 2013, compared to $4.0 million, or 0.52 percent of total loans as of December 31, 2012. Adjusted ALLL, which includes the ALLL and net acquisition accounting fair value adjustments for acquired loans, represented 2.75 percent of total loans as of December 31, 2013 compared to 2.70 percent as of December 31, 2012.

Nonperforming loans as a percentage of total loans was 1.51 percent as of December 31, 2013, which was a decline from 1.67 percent as of December 31, 2012. Total nonperforming assets (which include nonaccrual loans, loans past due 90 days or more and still accruing, and foreclosed assets) as a percentage of total assets was 1.50 percent as of December 31, 2013 compared to 1.71 percent as of December 31, 2012. The decline in the nonperforming assets ratio over the past year was due to the ECB merger as well as the Company's continuing efforts to resolve legacy problem assets while maximizing value. These resolution efforts have included a combination of asset sales through various channels and successful loan workout plans.

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

The Company's quarterly PCI cash flow re-estimations resulted in total provision expense of $1.1 million in 2013 and $1.3 million in the 2012 successor period. There was no provision expense on PCI loans in the 2012 predecessor period. The ALLL related to PCI loans as of December 31, 2013 was $2.4 million. Of this amount, $1.0 million was related to a residential real estate loan pool, $1.0 million was related to a commercial real estate loan pool, $261 thousand was related to a construction and development loan pool, $53 thousand was related to a home equity loan pool, and $22 thousand was related to a consumer loan pool.

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Successor Company		Predecessor Company
(Dollars in thousands)	Year Ended December 31, 2013	Period from February 1 to December 31, 2012	Period from January 1 to January 31, 2012

Service charges and fees on deposit accounts	$4,959	$1,937	$194
Mortgage banking income	2,265	3,164	225
Government-guaranteed lending	5,586	3,061	98
Bank-owned life insurance income	1,226	760	70
Gain on sales of available for sale securities	1,215	1,251	—
Gain on acquisition	7,773	—	—
Other	2,156	1,154	70
Total non-interest income	$25,180	$11,327	$657

Non-interest income totaled $25.2 million in 2013 while non-interest income totaled $11.3 million in the 2012 successor period and $657 thousand in the 2012 predecessor period. Non-interest income in 2013 included a one-time acquisition gain of $7.8 million related to the ECB merger. Securities gains totaled $1.2 million as the Company recognized gains upon selling the majority of its municipal bonds for balance sheet management and tax purposes. Government-guaranteed, small business lending income, which includes gains on sales of the guaranteed portion of certain SBA loans originated by the Company as well as servicing fees on previously sold SBA loans, totaled $5.6 million. The Company sells the guaranteed portion of certain SBA loans in the secondary market without recourse and recognizes gains as those loans are sold at a premium. Additionally, service charges and fees, mortgage banking income, and bank-owned life insurance income totaled $5.0 million, $2.3 million, and $1.2 million, respectively, in 2013 and were all significantly impacted by the ECB merger during the year.

Non-Interest Expense

The following table provides a summary of non-interest expense for the periods presented.

	Successor Company		Predecessor Company
(Dollars in thousands)	Year Ended December 31, 2013	Period from February 1 to December 31, 2012	Period from January 1 to January 31, 2012

Salaries and employee benefits	$36,486	$21,249	$1,737
Occupancy and equipment	9,052	4,868	396
Data processing	3,920	2,381	212
FDIC insurance premiums	1,486	927	141
Professional services	2,789	2,609	144
Foreclosed asset expenses	473	1,303	11
Loan, collection, and repossession expense	2,964	1,523	162
Advertising and business development	1,185	1,083	73
Printing, postage, and supplies	1,111	786	47
Merger and conversion costs	14,638	3,164	78
Other	6,508	3,317	235
Total non-interest expense	$80,612	$43,210	$3,236

Non-interest expense totaled $80.6 million in 2013 while non-interest expense totaled $43.2 million in the 2012 successor period and $3.2 million in the 2012 predecessor period. Salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories in 2013 were all significantly impacted by ECB merger which added employees, branch and other facilities, and equipment to the Company's expense base. Direct merger, transaction and system conversion costs, which totaled $14.6 million, as well as a higher general expense run rate following the ECB merger significantly impacted non-interest expenses in 2013.

The Company's operating efficiency ratio, which excludes non-recurring merger and conversion costs, improved from 82.27 percent in the 2012 successor period to 75.40 percent in 2013. Much of the improvement in the operating efficiency ratio was due to increased scale and operating leverage provided by the ECB merger combined with cost cutting measures which should continue to benefit the Company going forward. For example, full time equivalent employees for the combined Company decreased from 520 at the ECB merger date to 455 as of December 31, 2013.

Income Taxes

Income tax expense was $2.0 million in 2013, which included a $1.2 million charge in the third quarter as a result of recently enacted decreases in North Carolina corporate income tax rates which are effective in future tax years. The income tax benefit in the 2012 successor period was $3.5 million, which included a $3.3 million reversal of a deferred tax valuation allowance, and $270 thousand in the 2012 predecessor period. Taxable income is calculated using pre-tax net income adjusted for non-deductible merger costs as well as non-taxable municipal investment income and bank-owned life insurance income.

Based on the Company's analysis of positive and negative evidence regarding future realization of its deferred tax assets, which included an evaluation of historical and forecasted pre-tax earnings, net operating loss carryforward periods, merger costs and savings, asset quality trends, capital levels, and potential tax planning strategies, the Company determined that there was sufficient positive evidence to indicate that it would likely realize the full value of its deferred tax assets over time and therefore it was determined that no valuation allowance on its deferred tax assets was needed as of December 31, 2013.

Analysis of Financial Condition

Total assets were $2.12 billion as of December 31, 2013 and $1.09 billion as of December 31, 2012. The ECB merger provided $856.1 million of asset growth in 2013. Earning assets totaled $1.88 billion or 89 percent of total assets as of December 31, 2013 and $953.4 million or 88 percent of total assets as of December 31, 2012. Earning assets as of December 31, 2013 consisted of $1.39 billion in gross loans, $8.7 million in loans held for sale, $413.8 million in investment securities, including FHLB stock, and $71.7 million in federal funds sold and interest-earning deposits with correspondent banks. Deposits were $1.68 billion as of December 31, 2013, which was an increase of $802.1 million from deposits as of December 31, 2012. The ECB merger provided $736.1 million of deposit growth in 2013. Short-term borrowings increased by $119.0 million while long-term debt increased by $53.1 million. Stockholders' equity increased by $58.4 million, which was primarily due to $66.1 million of net assets acquired in the ECB merger, partially offset by a decline in accumulated other comprehensive income.

Since the ECB merger significantly impacted each component of the Company's balance sheet, the table below has been provided to summarize the year-to-date changes in major balance sheet components including and excluding the acquired ECB balances.

(Dollars in thousands)	December 31, 2013	December 31, 2012	YTD Change	Acquired ECB Balances April 1, 2013	YTD Change Excluding Acquired ECB Balances

Cash and cash equivalents	$100,779	$50,463	$50,316	$24,008	$26,308
Investment securities available for sale	404,888	136,491	268,397	289,359	(20,962)
Loans held for sale	8,663	16,439	(7,776)	13,456	(21,232)
Loans	1,389,666	763,416	626,250	453,054	173,196
Allowance for loan losses	(7,043)	(3,998)	(3,045)	—	(3,045)
Other assets	222,995	122,414	100,581	76,199	24,382
Total assets	$2,119,948	$1,085,225	$1,034,723	$856,076	$178,647

Deposits	$1,675,309	$873,222	$802,087	$736,114	$65,973
Short-term borrowings	126,500	7,500	119,000	34,284	84,716
Long-term debt	72,921	19,864	53,057	16,460	36,597
Other liabilities	12,919	10,698	2,221	3,131	(910)
Total liabilities	1,887,649	911,284	976,365	789,989	186,376
Stockholders' equity (1)	232,299	173,941	58,358	66,087	(7,729)
Total liabilities and stockholders' equity	$2,119,948	$1,085,225	$1,034,723	$856,076	$178,647

(1)	Acquired ECB stockholders' equity balance includes an acquisition gain of $7.8 million which was recorded in earnings in the second quarter of 2013.

Investment Securities

The amortized cost and fair value of the available-for-sale securities portfolio was $415.1 million and $404.4 million, respectively, as of December 31, 2013 compared with $132.9 million and $136.3 million, respectively, as of December 31, 2012. Excluding acquired ECB investments, available for sale securities declined by $21.0 million during 2013, which partially funded the Company's core loan growth. The Company also drew down its investment portfolio to properly manage its liquidity and interest rate risk position following the ECB merger.

Marketable investment securities are accounted for as available for sale and are recorded at fair value with unrealized gains and losses charged to accumulated other comprehensive income. The investment securities portfolio as of December 31, 2013 consisted of U.S. government-sponsored enterprise ("GSE") securities, securities guaranteed by the SBA, residential mortgage-backed securities (“MBS”), which were all issued by GSEs, investment grade corporate bonds, investment grade commercial MBS issued by financial institutions, investment grade non-taxable municipal obligations, and the common stock of other financial institutions. As of December 31, 2013 and 2012, the securities portfolio had $2.4 million and $3.5 million, respectively, of unrealized gains and $13.0 million and $96 thousand, respectively, of unrealized losses. None of these securities had been in an unrealized loss position for more than twelve months at either date.

The Company sold most of its municipal bonds in the first quarter of 2013 for tax planning and balance sheet management purposes. Proceeds from sales of securities in 2013 totaled $174.3 million, which resulted in $1.3 million of gross gains and thirty-five thousand gross losses. Proceeds from sales of securities in the 2012 successor period totaled $86.6 million, which resulted in $1.3 million of gross gains and $84 thousand of gross losses. There were no securities sold in the 2012 predecessor period.

The following table summarizes the amortized cost and fair value of the securities portfolio for the dates indicated.

	Successor Company				Predecessor Company
	December 31, 2013		December 31, 2012		December 31, 2011
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available for sale securities:
U.S. government-sponsored enterprise securities	$14,834	$14,673	$—	$—	$—	$—
SBA-guaranteed securities	66,579	65,880	—	—	—	—
Residential MBS	216,818	205,260	76,249	76,777	121,816	121,901
Corporate bonds	109,423	110,740	30,861	32,508	28,042	27,966
Commercial MBS	5,867	5,938	6,612	6,885	—	—
Municipal bonds - non-taxable	600	601	15,492	16,201	13,281	13,514
Municipal bonds - taxable	—	—	2,583	2,725	1,464	1,632
Other debt securities	253	253	1,083	1,157	3,916	4,004
Marketable equity securities	677	1,043	37	58	520	566
Total	$415,051	$404,388	$132,917	$136,311	$169,039	$169,583

Held to maturity securities:
Corporate bonds	$500	$500	$180	$410	$421	$421

The following table summarizes debt securities in the investment portfolio as of December 31, 2013, segregated by major category with ranges of maturities and average yields.

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)

U.S. government-sponsored enterprise securities:
One to five years	$14,834	$14,673	1.11%
Total	14,834	14,673	1.11
SBA-guaranteed securities:
One to five years	8,048	8,029	1.27
Over five to ten years	57,031	56,347	1.41
After ten years	1,500	1,504	2.14
Total	66,579	65,880	1.41
Residential MBS (2):
Within one year	77	77	2.91
One to five years	57,447	55,760	1.68
Over five to ten years	103,498	97,738	2.15
After ten years	55,796	51,685	2.76
Total	216,818	205,260	2.18
Corporate bonds:
One to five years	96,328	98,060	2.10
Over five to ten years	13,095	12,680	2.32
Total	109,423	110,740	2.13
Commercial MBS (2):
One to five years	5,867	5,938	2.50
Total	5,867	5,938	2.50
Municipal bonds - taxable:
Within one year	600	601	6.44
Total	600	601	6.44
Other debt securities:
One to five years	253	253	1.69
Total	253	253	1.69
Total debt securities	$414,374	$403,345	2.02%

(1)	Yields are calculated on a taxable equivalent basis using the statutory federal income tax rate of 34 percent. Yields are calculated based on the amortized cost of the securities.

(2)
Mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on contractual maturity. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

As of December 31, 2013, the weighted average life of the investment portfolio was 6.6 years and the effective duration was 3.2 years.

The Company also owned $8.9 million and $2.3 million of FHLB stock as of December 31, 2013 and December 31, 2012, respectively. This stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

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

Loans, net of deferred loan fees, totaled $1.39 billion as of December 31, 2013, which was an increase of $626.3 million, or 45 percent, from December 31, 2012. Excluding acquired ECB loans, organic loan growth was $173.2 million in 2013. The Company generated robust net loan growth during the year which was driven by loan originations totaling $529.1 million. The following table summarizes the loan portfolio composition by category for the periods presented.

	Successor Company				Predecessor Company
	December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Commercial real estate	$670,084	48.20%	$392,955	51.47%	$367,598	49.92%	$17,122	27.14%	$18,125	24.64%
Residential real estate and home equity	284,734	20.48%	188,763	24.72%	200,474	27.22%	31,228	49.49%	30,943	42.07%
Commercial and industrial	230,614	16.59%	98,701	12.93%	62,417	8.48%	6,463	10.24%	10,367	14.09%
Construction and development	196,390	14.13%	78,769	10.31%	99,897	13.56%	7,046	11.17%	13,116	17.83%
Consumer	8,332	0.60%	4,325	0.57%	6,048	0.82%	1,238	1.96%	1,005	1.37%
Total loans	1,390,154	100.00%	763,513	100.00%	736,434	100.00%	63,097	100.00%	73,556	100.00%
Less: deferred loan fees	(488)		(97)		(10)		(21)		(35)
Total loans, net	$1,389,666		$763,416		$736,424		$63,076		$73,521

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

The following table summarizes the UPB and carrying amounts of the loan portfolio by type.

	December 31, 2013			December 31, 2012
(Dollars in thousands)	UPB	Carrying Amount	% of UPB	UPB	Carrying Amount	% of UPB

Commercial:
Commercial real estate	$685,336	$670,084	97.8%	$402,031	$392,955	97.7%
Commercial and industrial	234,905	230,614	98.2	100,893	98,701	97.8%
Construction and development	181,758	173,870	95.7	79,081	72,566	91.8%
Consumer:
Residential real estate	195,166	190,344	97.5	128,980	125,277	97.1%
Construction and development	24,108	22,520	93.4	6,457	6,203	96.1%
Home equity	98,527	94,390	95.8	66,634	63,486	95.3%
Consumer	8,697	8,332	95.8	4,382	4,325	98.7%
Total	$1,428,497	$1,390,154	97.3%	$788,458	$763,513	96.8%

The following table summarizes the scheduled maturities of loans separated by fixed and variable rate loans.

	December 31, 2013
(Dollars in thousands)	Commercial Real Estate	Commercial Construction and Development	Commercial and Industrial	Residential Real Estate	Consumer Construction	Home Equity	Consumer	Total

Fixed Rate: (1)
1 year or less	$35,327	$8,946	$9,821	$12,002	$3,789	$171	$1,587	$71,643
1-5 years	327,883	29,912	51,524	69,336	12,403	3,468	4,515	499,041
After 5 years	80,953	4,162	13,611	23,382	719	261	523	123,611
Total	444,163	43,020	74,956	104,720	16,911	3,900	6,625	694,295
Variable Rate: (1) (2)
1 year or less	29,368	76,486	78,863	9,805	4,531	1,933	689	201,675
1-5 years	136,548	37,589	48,001	14,306	1,078	8,605	682	246,809
After 5 years	60,005	16,775	28,794	61,513	—	79,952	336	247,375
Total	225,921	130,850	155,658	85,624	5,609	90,490	1,707	695,859
Total loans	$670,084	$173,870	$230,614	$190,344	$22,520	$94,390	$8,332	$1,390,154

(1)	Loan maturities are presented based on the final contractual maturity of each loan and do not reflect contractual principal payments prior to maturity on amortizing loans.

(2)
As of December 31, 2013, the Company had approximately $261 million of variable rate loans with interest rate floors in effect (i.e., floor rate exceeded variable rate). Interest rates on these loans will not reset until the underlying index plus any spread increase above the floor rate.

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

The following table summarizes the Company's nonperforming assets for the periods presented.

	Successor Company		Predecessor Company
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009

Nonaccrual loans:
Commercial real estate	$4,747	$1,763	$731	$380	$2,448
Construction and development	3,285	553	1,558	—	2,644
Commercial and industrial	2,154	64	45	—	670
Residential real estate and home equity	4,378	3,392	1,173	67	461
Consumer	164	223	1	—	—
Total nonaccrual loans	14,728	5,995	3,508	447	6,223
Accruing loans past due 90 days or more (1)	6,197	6,775	22,888	—	—
Total nonperforming loans	20,925	12,770	26,396	447	6,223
Foreclosed assets	10,823	5,837	5,837	890	1,421
Total nonperforming assets	$31,748	$18,607	$32,233	$1,337	$7,644

Restructured loans not included above	$534	$104	$782	$—	$—

(1)	Balances are comprised of PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

Nonperforming loans as a percentage of total loans was 1.51 percent as of December 31, 2013, which was a decline from 1.67 percent as of December 31, 2012. Nonperforming assets as a percentage of total assets as of December 31, 2013 was 1.50 percent, which was a decline from 1.71 percent as of December 31, 2012. The decline in the nonperforming assets ratio over the past year was due to the ECB merger as well as the Company's continuing efforts to resolve legacy problem assets while maximizing value. These resolution efforts have included a combination of asset sales through various channels and successful loan workout plans.
The allowance for loan losses to nonperforming loans ratio was 33.66 percent as of December 31, 2013. Including net acquisition accounting fair value adjustments, this ratio was 182.53 percent as of December 31, 2013.

Allowance for Loan Losses

The ALLL and related provision are calculated for the Company's two portfolio categories: PCI loans and non-PCI loans. The following description of the Company's ALLL methodology primarily relates to non-PCI loans. The ALLL is established through periodic charges to earnings in the form of a provision for loan losses. Increases to the ALLL occur as a result of provisions charged to operations and recoveries of amounts previously charged off, and decreases to the ALLL occur when loans are charged off. Management evaluates the adequacy of the ALLL on at least a quarterly basis. For non-PCI loans, the evaluation of the adequacy of the ALLL includes both loans evaluated collectively for impairment and loans evaluated individually for impairment. The determination of loss rates on loans collectively evaluated for impairment involves considerations of historic loan loss experience as well as certain qualitative factors such as current delinquency levels and trends, loan growth, loan portfolio composition, prevailing economic conditions, the loan review function, and other relevant factors. Trailing three-year historical loss rates are used in combination with the qualitative factors to determine appropriate loss rates for each identified risk category.

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

A loan is considered individually impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Only borrowers with a combined balance of $200 thousand or more or have been modified in a TDR are individually evaluated for impairment. Reserves, or charge-offs, on individually impaired loans that are collateral dependent are based on the fair value of the underlying collateral, less an estimate of selling costs, while reserves, or charge-offs, on loans that are not collateral dependent are based on either an observable market price, if available, or the present value of expected future cash flows discounted at the historical effective interest rate.

The following table presents the allocation of the ALLL for the periods presented.

	Successor Company				Predecessor Company
	December 31, 2013		December 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial real estate	$2,419	34.35%	$1,524	38.12%	$663	31.11%
Construction and development	1,587	22.53	615	15.38	534	25.06
Commercial and industrial	805	11.43	798	19.96	324	15.20
Residential real estate and home equity	2,149	30.51	1,025	25.64	601	28.20
Consumer	83	1.18	36	0.90	9	0.43
Total ALLL	$7,043	100.00	$3,998	100.00	$2,131	100.00

The following table summarizes changes in the ALLL for the periods presented.

	Successor Company		Predecessor Company
(Dollars in thousands)	2013	Period from February 1 to December 31, 2012	Period from January 1 to January 31, 2012	2011	2010	2009

ALLL at beginning of period	$3,998	$1,276	$2,131	$1,880	$1,964	$1,174
Charge-offs:
Commercial real estate	(20)	—	—	(12)	(1,305)	(17)
Construction and development	(723)	(414)	(1)	(496)	(1,375)	(513)
Commercial and industrial	(483)	(249)	—	—	(349)	(369)
Residential real estate and home equity	(1,230)	(1,937)	—	(158)	(249)	(185)
Consumer	(265)	(147)	—	(7)	(56)	(3)
Total charge-offs	(2,721)	(2,747)	(1)	(673)	(3,334)	(1,087)
Recoveries:
Commercial real estate	26	—	—	4	2	1
Construction and development	47	125	—	19	—	35
Commercial and industrial	23	17	2	8	76	49
Residential real estate and home equity	185	159	—	9	—	—
Consumer	16	9	—	4	—	—
Total recoveries	297	310	2	44	78	85
Net charge-offs	(2,424)	(2,437)	1	(629)	(3,256)	(1,002)
Provision for loan losses	5,469	5,159	195	880	3,172	1,792
ALLL at end of period	$7,043	$3,998	$2,327	$2,131	$1,880	$1,964

Net charge-offs to average loans	0.20%	0.37%	—%	0.31%	4.77%	1.28%

The ALLL to total loans was 0.51 percent as of December 31, 2013, which was a slight decrease from 0.52 percent as of December 31, 2012. However, including acquisition accounting fair value discounts, the adjusted ALLL increased from 2.70 percent as of December 31, 2012 to 2.75 percent as of December 31, 2013. The increase in adjusted ALLL was primarily due to the fair value adjustments applied to acquired ECB loans. The following non-GAAP reconciliation provides a calculation of the adjusted ALLL and the related adjusted ALLL as a percentage of total loans for the periods presented.

(Dollars in thousands)	December 31, 2013	December 31, 2012

Allowance for loan losses (GAAP)	$7,043	$3,998
Net acquisition accounting fair value discounts to loans	31,152	16,633
Adjusted allowance for loan losses	38,195	20,631
Loans	$1,389,666	$763,416
Adjusted allowance for loan losses to loans (Non-GAAP)	2.75%	2.70%

Deposits

Total deposits as of December 31, 2013 were $1.68 billion, an increase of $802.1 million from December 31, 2012. Excluding acquired ECB deposits, organic deposit growth was $66.0 million. The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for the periods presented.

	Successor Company						Predecessor Company
	Year Ended December 31, 2013			Period from February 1 to December 31, 2012			Period from January 1 to January 31, 2012
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$168,597	11.65%	—%	$97,250	11.35%	—%	$107,156	12.33%	—%
Interest-bearing demand	298,292	20.61	0.22	149,394	17.44	0.39	172,363	19.83	0.75
Money market and savings	422,543	29.20	0.32	236,735	27.63	0.62	184,716	21.25	0.61
Time deposits	557,853	38.54	0.75	373,337	43.58	0.94	404,999	46.59	0.95
Total average deposits	$1,447,285	100.00%	0.43%	$856,716	100.00%	0.65%	$869,234	100.00%	0.72%

The overall mix of average deposits shifted in the periods presented above as time deposits declined as a proportion of total average deposits while interest-bearing demand and money market and savings deposits increased. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits decreased to 0.43 percent in 2013 from 0.65 percent in the 2012 successor period and 0.72 percent in the 2012 predecessor period as the Company adjusted interest rates it pays on certain checking and money market accounts during 2013 and incorporated the ECB deposit base.

The following table summarizes the amounts and maturities of time deposits with balances of $100 thousand or more as of December 31, 2013.

(Dollars in thousands)	December 31, 2013

Remaining maturity:
Three months or less	$94,258
Over three months through one year	125,821
Over one year through three years	105,170
Over three years through five years	37,809
Over five years	—
Total	$363,058

Short-Term Borrowings and Long-Term Debt

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital. Short-term borrowings totaled $126.5 million as of December 31, 2013 and consisted of ten FHLB advances maturing in 2014. Long-term debt totaled $72.9 million as of December 31, 2013, which was an increase from $19.9 million as of December 31, 2012. Long-term debt as of December 31, 2013 included $19.3 million of fixed-rate FHLB advances maturing from 2015 to 2017, a $7.0 million subordinated term loan due 2018, $38.1 million of subordinated notes due 2023, $5.6 million of junior subordinated debt to an unconsolidated trust due 2033, and a capital lease obligation of $3.1 million. The increase in total borrowings was used to fund a portion of the Company's 2013 loan growth and allowed the Company to hedge the interest rates on short-term FHLB advances, which was intended to partially offset the risk of rising interest rates on the investment securities portfolio.

Stockholders’ Equity

Total stockholders’ equity was $232.3 million as of December 31, 2013, which was an increase from $173.9 million as of December 31, 2012. This increase was primarily due to $58.3 million in common and preferred equity added in the ECB merger, 2013 net income of $7.2 million, and $873 thousand in 2013 stock-based compensation. The increase in stockholders' equity was partially offset by an other comprehensive loss of $6.0 million as well as dividends on preferred stock of $1.9 million. The decline in accumulated other comprehensive income was largely due to rising long-term interest rates in the second quarter of 2013, which reduced the value of the investment securities portfolio and created an unrealized loss position. The unrealized losses on securities available for sale were partially offset by the increasing value of the cash flow hedges on forecasted short-term FHLB advances that the Company entered into in the second quarter of 2013. These cash flow hedges were intended to partially protect stockholders' equity against the risk of rising interest rates on the investment securities portfolio.

Liquidity

Liquidity management involves the ability to fund the needs and requirements of depositors and borrowers, pay operating expenses and ensure compliance with regulatory liquidity requirements. To ensure the Company is positioned to meet immediate and future cash demands, it relies on internal analysis of liquidity, knowledge of current economic and market trends and forecasts of future conditions. Investment portfolio principal payments and maturities, loan principal payments, deposit growth, brokered deposit sources, and available borrowings from the FHLB, the Federal Reserve Bank, and various federal funds lines from correspondent banks are the primary sources of liquidity for the Company. The primary uses of liquidity are repayments of borrowings, deposit maturities and withdrawals, disbursements of loan proceeds, and investment purchases.

As of December 31, 2013, liquid assets (which include cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) totaled $505.2 million, which represented 24 percent of total assets and 30 percent of total deposits. Supplementing this on-balance sheet liquidity, the Company has available off-balance sheet liquidity in the form of lines of credit from the FHLB and other correspondent banks which totaled $223.9 million as of December 31, 2013. Management believes that the aggregate liquidity position of the Company is sufficient to meet deposit maturities and withdrawals, borrowing commitments, loan funding requirements, and operating expenses. Core deposits (total deposits less brokered deposits), one of the Company's most stable sources of liquidity, together with common equity capital, funded $1.74 billion, or 82 percent, of total assets as of December 31, 2013 compared with $939.7 million, or 87 percent, of total assets as of December 31, 2012.

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

	December 31, 2013
(Dollars in thousands)	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total

Time deposits	$357,495	$217,442	$59,978	$—	$634,915
Short-term borrowings	126,500	—	—	—	126,500
Long-term debt	—	19,299	—	53,196	72,495
Capital lease obligation	211	584	617	3,747	5,159
Operating leases	3,095	5,499	5,217	5,901	19,712
Total contractual obligations	$487,301	$242,824	$65,812	$62,844	$858,781

The Company's significant commitments and obligations are summarized in the accompanying table. Not all of the commitments presented in this table will be used; thus the actual cash requirements are likely to be significantly less than the amounts reported.

(Dollars in thousands)	December 31, 2013

Commitments to extend credit	$293,371
Financial standby letters of credit	8,571
Capital commitment to private investment fund	1,744
Total commitments	$303,686

For further information regarding the Company's off-balance sheet commitments, see Note O "Commitments and Contingencies" in the "Notes to Consolidated Financial Statements."

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

The table below summarizes the calculation of the Bank's regulatory capital ratios.

		Minimum Requirements To Be:
(Dollars in thousands)	As Reported	Adequately Capitalized	Well Capitalized
December 31, 2013
Tier 1 capital	$202,200
Tier 2 capital	14,450
Total capital	$216,650

Average assets for leverage ratio	$1,990,502
Risk-adjusted assets	$1,706,081

Regulatory capital ratios:
Total risk-based capital	12.70%	8.00%	10.00%
Tier 1 risk-based capital	11.85	4.00	6.00
Tier 1 leverage	10.16	4.00	5.00

December 31, 2012
Tier 1 capital	$114,988
Tier 2 capital	10,977
Total capital	$125,965

Average assets for leverage ratio	$1,004,298
Risk-adjusted assets	$841,944

Regulatory capital ratios:
Total risk-based capital	14.96%	8.00%	10.00%
Tier 1 risk-based capital	13.66	4.00	6.00
Tier 1 leverage	11.45	4.00	5.00

The Company is not required to report regulatory capital ratios since Piedmont is the top-tier holding company in the organization. If the Company were to report consolidated regulatory capital ratios calculated consistently with federal regulations for bank holding companies, its total risk-based capital, tier 1 risk-based capital, and tier 1 leverage capital ratios would have been 13.21 percent, 10.14 percent and 8.70 percent, respectively, as of December 31, 2013.

The Company's tangible book value per common share was $3.42 as of December 31, 2013 compared to $3.37 as of December 31, 2012. Tangible common equity to tangible assets was 7.54 percent as of December 31, 2013 compared to 11.42 percent as of December 31, 2012. The following table presents the calculation of tangible book value per common share and tangible common equity to tangible assets.

(Dollars in thousands)	December 31, 2013	December 31, 2012

Total stockholders' equity (GAAP)	$232,299	$173,941
Less: preferred stock	42,785	24,657
Less: goodwill and other intangible assets, net	32,137	28,630
Tangible common equity (Non-GAAP)	$157,377	$120,654
Common shares outstanding	46,037,685	35,754,247
Tangible book value per common share	$3.42	$3.37

Tangible common equity	$157,377	$120,654

Total assets	2,119,948	1,085,225
Less: goodwill and other intangible assets, net	32,137	28,630
Tangible assets	$2,087,811	$1,056,595
Tangible common equity to tangible assets	7.54%	11.42%

Common Stock Offering and TARP Preferred Stock Redemption

On January 31, 2014, the Company completed the sale of 9,197,475 shares of its common stock for $46.9 million in a private placement issuance to new and existing investors, including certain members of the Company's Board of Directors and their affiliates (the "Capital Raise"). The net proceeds of the Capital Raise were primarily used to redeem the Company’s Series A and Series B Preferred Stock, which occurred on February 19, 2014. The Company also intends to use a portion of the proceeds from the Capital Raise to repurchase the common stock warrants also previously issued to Treasury.

Quarterly Financial Information

The table below presents condensed unaudited information relating to quarterly periods in the years ended December 31, 2013 and 2012.

	Successor Company								Predecessor Company
(Dollars in thousands)	Fourth Quarter 2013	Third Quarter 2013	Second Quarter 2013	First Quarter 2013	Fourth Quarter 2012	Third Quarter 2012	Second Quarter 2012	February 1 to March 31, 2012	January 1 to January 31, 2012

Summary of Operations:
Interest income	$22,585	$22,227	$22,402	$11,528	$11,773	$11,862	$11,810	$8,074	$4,206
Interest expense	2,774	2,321	1,974	1,584	1,598	1,597	1,777	1,198	633
Net interest income	19,811	19,906	20,428	9,944	10,175	10,265	10,033	6,876	3,573
Provision for loan losses	757	1,280	1,492	1,940	1,167	1,077	2,046	869	195
Net interest income after provision for loan losses	19,054	18,626	18,936	8,004	9,008	9,188	7,987	6,007	3,378
Non-interest income	4,553	4,537	12,628	3,462	4,133	3,332	2,390	1,472	657
Non-interest expense	18,123	18,682	31,140	12,667	14,354	11,140	10,298	7,418	3,236
Income (loss) before taxes	5,484	4,481	424	(1,201)	(1,213)	1,380	79	61	799
Income tax expense (benefit)	2,220	2,997	(2,808)	(395)	(3,326)	95	(259)	4	270
Net income (loss)	3,264	1,484	3,232	(806)	2,113	1,285	338	57	529
Dividends and accretion on preferred stock	711	708	705	369	368	367	367	244	122
Net income (loss) to common stockholders	$2,553	$776	$2,527	$(1,175)	$1,745	$918	$(29)	$(187)	$407

Basic earnings (loss) per common share	$0.06	$0.02	$0.06	$(0.03)	$0.05	$0.03	$—	$(0.01)	$0.01
Diluted earnings (loss) per common share	$0.06	$0.02	$0.06	$(0.03)	$0.05	$0.03	$—	$(0.01)	$0.01

Net income was $3.3 million in the fourth quarter of 2013 compared to $2.1 million in the fourth quarter of 2012. After preferred stock dividends and accretion, net income available to common stockholders was $2.6 million, or $0.06 per common share, in the fourth quarter of 2013 compared to net income of $1.7 million, or $0.05 per common share, in the fourth quarter of 2012. Net operating earnings, which exclude securities gains, merger and conversion costs, and the reversal of a deferred tax valuation allowance, improved to $3.8 million in fourth quarter of 2013 from $235 thousand in the fourth quarter of 2012 as the Company improved its financial performance following the ECB merger by increasing net interest income, lowering provision for loan losses, increasing non-interest income, and by improving its operating efficiency. Similarly, pre-tax, pre-provision operating earnings increased to $6.8 million in the fourth quarter of 2013 from $1.5 million in the fourth quarter of 2012.

Net interest income was $19.8 million in the fourth quarter of 2013 compared to $10.2 million in the fourth quarter of 2012. The increase in net interest income was the result of a significant increase in earning assets from organic business activity and the ECB merger. Average earning assets increased from $1.07 billion in the fourth quarter of 2012 to $2.06 billion in the fourth quarter of 2013. Over this period, average loan balances increased by $631.0 million, of which $466.5 million was from acquired ECB loans, and average investment securities balances increased by $264.4 million. In addition, average deposits increased by $778.1 million, including $736.1 million from the ECB merger.

The Company's net interest margin declined from 4.37 percent in the fourth quarter of 2012 to 4.31 percent in the fourth quarter of 2013. The margin reduction was primarily due to declining yields on interest-earning assets partially offset by lower costs on interest-bearing liabilities. The yield on earning assets declined from 5.05 percent in the fourth quarter of 2012 to 4.91 percent in the fourth quarter of 2013, which reflected lower loan yields and lower yields on investment securities. The decrease in loan yields was a product of lower prevailing market loan rates on new loan originations partially offset by a favorable impact from acquisition accounting fair value adjustments. Securities yields declined as the Company reinvested principal paydowns and proceeds from sales at lower current market rates.

The cost of interest-bearing liabilities declined from 0.80 percent in the fourth quarter of 2012 to 0.69 percent in the fourth quarter of 2013, which primarily reflected a lower cost of deposits as the Company adjusted interest rates it pays on certain checking and money market accounts in the second quarter of 2013 and incorporated the ECB deposit base. The Company also increased its level of short-term borrowings in the form of FHLB advances which lowered overall funding costs. These reductions were partially offset by an increase in the cost of long-term debt from the issuance of $38.1 million of subordinated debt in August 2013. These subordinated notes were issued to further strengthen and diversify the Company's regulatory capital position.

Provision for loan losses was $757 thousand in the fourth quarter of 2013 compared to $1.2 million in the fourth quarter of 2012. The reduction in provision for loan losses was primarily due improvements in expected cash flows on certain PCI loan pools in the fourth quarter of 2013 compared to PCI loan provision expense of $371 thousand in the prior year fourth quarter. Annualized net loan charge-offs were 0.22 percent of average loans in the fourth quarter of 2013 compared to 0.17 percent in the fourth quarter of 2012. The following table summarizes the changes in the ALLL in the fourth quarters of 2013 and 2012.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total
Q4 2013:
Balance at October 1, 2013	$4,591	$2,443	$7,034
Net charge-offs	(748)	—	(748)
Provision for loan losses	839	(82)	757
Balance at December 31, 2013	$4,682	$2,361	$7,043

Q4 2012:
Balance at October 1, 2012	$2,239	$907	$3,146
Net charge-offs	(315)	—	(315)
Provision for loan losses	796	371	1,167
Balance at December 31, 2012	$2,720	$1,278	$3,998

Non-interest income totaled $4.6 million in the fourth quarter of 2013, which was an increase from $4.1 million in the fourth quarter of 2012. The increase was primarily the result of higher income from service charges and fees, government-guaranteed lending, and bank-owned life insurance. These increases were partially offset by a reduction in mortgage banking income and gains on sales of securities.

Service charges and fees increased by $899 thousand primarily due to the addition of deposit accounts acquired in the ECB merger. Government-guaranteed, small business lending income increased by $166 thousand. Bank-owned life insurance income increased by $189 thousand primarily due to the addition of life insurance policies acquired in the ECB merger. Mortgage banking income decreased by $303 thousand due to several factors, including an increase in long-term interest rates which significantly reduced refinancing activities as well as declining profit margins on loans sold to investors. The Company has taken certain steps to improve its mortgage banking performance in the future which included hiring a veteran mortgage production manager in the third quarter of 2013, hiring FHA and VA mortgage underwriters, which generally produce higher margin loans, and reducing headcount and cutting costs in the mortgage business.

Non-interest expense totaled $18.1 million in the fourth quarter of 2013, which was a significant increase from $14.4 million in the fourth quarter of 2012. The increase in expenses was primarily due to increases in salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories due to the ECB merger which added employees, branch and other facilities, and equipment to the Company's expense base. The Company's operating efficiency ratio, which excludes non-recurring merger and conversion costs, improved from 85.5 percent in the fourth quarter of 2012 to 71.9 percent in the fourth quarter of 2013. Much of the improvement in the operating efficiency ratio was due to increased scale and operating leverage provided by the ECB merger combined with cost cutting measures which will continue to benefit the Company going forward. For example, full time equivalent employees for the combined Company decreased from 520 at the ECB merger date to 455 as of December 31, 2013.

The Company’s income tax expense was $2.2 million in the fourth quarter of 2013 compared to an income tax benefit of $3.3 million in the fourth quarter of 2012. Income tax expense in the fourth quarter of 2012 was significantly impacted by a $3.3 million reversal of a deferred tax valuation allowance.

Critical Accounting Policies

The Company has identified accounting policies that are the most critical to fully understand and evaluate its reported financial results and require management's most difficult, subjective or complex judgments. Management has reviewed the following critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

•	Allowance for loan losses,

•	Fair values for acquired assets and assumed liabilities,

•	Cash flow estimates on purchased credit-impaired loans,

•	Valuation of foreclosed assets,

•	Valuation of deferred tax assets, and

•	Evaluation of investment securities for other-than-temporary impairment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company intends to reach its strategic financial objectives through the effective management of market risk. Like many financial institutions, the Company’s most significant market risk exposure is interest rate risk. The Company's primary goal in managing interest rate risk is to minimize the effect that changes in market interest rates have on earnings and capital. This goal is accomplished through the active management of the balance sheet. The goal of these activities is to structure the maturity and repricing of assets and liabilities to produce stable net interest income despite changing interest rates. The Company's overall interest rate risk position is maintained within a series of policies approved by the Board of Directors and guidelines established and monitored by the Bank’s Asset/Liability Committee (“ALCO”).

To measure, monitor, and report on interest rate risk, the Company begins with two models: (1) net interest income ("NII") at risk, which measures the impact on NII over the next twelve and twenty-four months to immediate changes in interest rates and (2) net economic value of equity ("EVE"), which measures the impact on the present value of net assets to immediate changes in interest rates. NII at risk is designed to measure the potential short-term impact of changes in interest rates on NII. EVE is a long-term measure of interest rate risk to the Company's balance sheet, or equity. Finally, gap analysis, which is the difference between the amount of balance sheet assets and liabilities repricing within a specified time period, is used as a secondary measurement of the Company's interest rate risk position. All of these models are subject to ALCO guidelines and are monitored regularly.

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

NII and EVE Analysis. The following table presents the estimated exposure to NII for the next twelve months due to immediate changes in interest rates and the estimated exposure to EVE due to immediate changes in interest rates. All information is presented as of December 31, 2013.

	December 31, 2013
(Dollars in thousands)	Estimated Exposure to NII	Estimated Exposure to EVE

Immediate change in interest rates:
+ 4.0%	11.24%	8.20%
+ 3.0%	8.04	6.79
+ 2.0%	4.41	4.76
+ 1.0%	0.82	2.37
No change	—	—
- 1.0%	(1.50)	(4.00)

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

The table below sets forth the contractual repricing schedule of interest-earning assets and interest-bearing liabilities as of December 31, 2013. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable or variable rates are shown as being due within the next twelve months. Non-maturity deposit accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled or expected amortizing principal payments that will be received throughout the lives of the loans or investments. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used.

	December 31, 2013
(Dollars in thousands)	1 Year or Less	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total

Interest-earning assets:
Loans:
Adjustable or variable rate	$695,859	$—	$—	$—	$695,859
Fixed rate	71,643	173,698	325,343	123,611	694,295
Loans held for sale	8,663	—	—	—	8,663
Interest-earning deposits with banks	71,699	—	—	—	71,699
Investment securities available for sale	1,721	71,258	111,455	219,954	404,388
Investment securities held to maturity	500	—	—	—	500
FHLB stock	8,929	—	—	—	8,929
Total interest-earning assets	$859,014	$244,956	$436,798	$343,565	$1,884,333

Interest-bearing liabilities:
Deposits:
Non-maturity deposits	$1,040,394	$—	$—	$—	$1,040,394
Time	357,495	217,442	59,978	—	634,915
Short-term borrowings	126,500	—	—	—	126,500
Long-term debt	22	19,471	232	53,196	72,921
Total interest-bearing liabilities	$1,524,411	$236,913	$60,210	$53,196	$1,874,730

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	58

Consolidated Balance Sheets as of December 31, 2013 and 2012	59

Consolidated Statements of Operations for the Year Ended December 31, 2013 (Successor) and Periods From February 1 to December 31, 2012 (Successor) and From January 1 to January 31, 2012 (Predecessor)	60

Consolidated Statements of Comprehensive Income (Loss) for the Year Ended December 31, 2013 (Successor) and Periods From February 1 to December 31, 2012 (Successor) and From January 1 to January 31, 2012 (Predecessor)	61

Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2013 (Successor) and Periods From February 1 to December 31, 2012 (Successor) and From January 1 to January 31, 2012 (Predecessor)	62

Consolidated Statements of Cash Flows for the Year Ended December 31, 2013 (Successor) and Periods From February 1 to December 31, 2012 (Successor) and From January 1 to January 31, 2012 (Predecessor)	63

Notes to Consolidated Financial Statements	65

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
VantageSouth Bancshares, Inc.
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of VantageSouth Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the year ended December 31, 2013 (Successor), for the period from February 1, 2012 through December 31, 2012 (Successor), and the period from January 1, 2012 through January 31, 2012 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VantageSouth Bancshares, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the year ended December 31, 2013 (Successor), for the period from February 1, 2012 through December 31, 2012 (Successor), and the period from January 1, 2012 through January 31, 2012 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Raleigh, North Carolina
March 13, 2014

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

(Dollars in thousands, except per share data)	2013	2012

Assets
Cash and due from banks	$29,080	$15,735
Interest-earning deposits with banks	71,699	7,978
Federal funds sold	—	26,750
Investment securities available for sale	404,388	136,311
Investment securities held to maturity	500	180
Loans held for sale	8,663	16,439
Loans	1,389,666	763,416
Allowance for loan losses	(7,043)	(3,998)
Net loans	1,382,623	759,418
Federal Home Loan Bank stock, at cost	8,929	2,307
Premises and equipment, net	44,875	17,351
Bank-owned life insurance	33,148	19,976
Foreclosed assets	10,823	5,837
Deferred tax asset, net	54,622	36,659
Goodwill	26,254	26,254
Other intangible assets, net	5,883	2,376
Accrued interest receivable and other assets	38,461	11,654
Total assets	$2,119,948	$1,085,225

Liabilities
Deposits:
Non-interest demand	$220,659	$71,613
Interest-bearing demand	351,921	188,843
Money market and savings	467,814	260,966
Time	634,915	351,800
Total deposits	1,675,309	873,222
Short-term borrowings	126,500	7,500
Long-term debt	72,921	19,864
Accrued interest payable and other liabilities	12,919	10,698
Total liabilities	1,887,649	911,284

Stockholders’ Equity
Preferred stock, Series A, no par value, 5,000,000 shares authorized, 24,900 shares issued and outstanding at December 31, 2013 and 2012	24,894	24,657
Preferred stock, Series B, no par value, 17,949 shares issued and outstanding at December 31, 2013	17,891	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 46,037,685 and 35,754,247 shares issued and outstanding at December 31, 2013 and 2012	46	36
Common stock warrants	1,457	1,325
Additional paid-in capital	188,908	147,510
Retained earnings (accumulated deficit)	3,276	(1,405)
Accumulated other comprehensive income (loss)	(4,173)	1,818
Total stockholders' equity	232,299	173,941
Total liabilities and stockholder's equity	$2,119,948	$1,085,225

See accompanying Notes to Consolidated Financial Statements.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Year Ended December 31, 2013 (Successor) and Periods From February 1 to December 31, 2012 (Successor) and From January 1 to January 31, 2012 (Predecessor)

	Successor Company		Predecessor Company
	Year Ended December 31, 2013	Period from February 1 to December 31, 2012	Period from January 1 to January 31, 2012
(Dollars in thousands, except per share data)

Interest income
Loans	$71,627	$39,717	$3,807
Investment securities	7,026	3,717	395
Federal funds sold and interest-earning deposits	89	85	4
Total interest income	78,742	43,519	4,206
Interest expense
Non-maturity deposits	2,008	1,873	205
Time deposits	4,195	3,213	325
Short-term borrowings	165	19	—
Long-term debt	2,285	1,065	103
Total interest expense	8,653	6,170	633
Net interest income	70,089	37,349	3,573
Provision for loan losses	5,469	5,159	195
Net interest income after provision for loan losses	64,620	32,190	3,378
Non-interest income
Service charges and fees on deposit accounts	4,959	1,937	194
Mortgage banking income	2,265	3,164	225
Government-guaranteed lending	5,586	3,061	98
Bank-owned life insurance	1,226	760	70
Gain on sales of available for sale securities	1,215	1,251	—
Gain on acquisition	7,773	—	—
Other	2,156	1,154	70
Total non-interest income	25,180	11,327	657
Non-interest expense
Salaries and employee benefits	36,486	21,249	1,737
Occupancy and equipment	9,052	4,868	396
Data processing	3,920	2,381	212
FDIC insurance premiums	1,486	927	141
Professional services	2,789	2,609	144
Foreclosed asset expenses	473	1,303	11
Loan, collection, and repossession expense	2,964	1,523	162
Advertising and business development	1,185	1,083	73
Printing, postage, and supplies	1,111	786	47
Merger and conversion costs	14,638	3,164	78
Other	6,508	3,317	235
Total non-interest expense	80,612	43,210	3,236
Income before income tax expense (benefit)	9,188	307	799
Income tax expense (benefit)	2,014	(3,486)	270
Net income	7,174	3,793	529
Dividends and accretion on preferred stock	2,493	1,346	122
Net income available to common stockholders	$4,681	$2,447	$407

Net income per common share
Basic	$0.11	$0.07	$0.01
Diluted	$0.11	$0.07	$0.01
Weighted average common shares outstanding
Basic	43,473,096	35,724,513	35,511,770
Diluted	43,636,498	35,796,731	35,534,050

See accompanying Notes to Consolidated Financial Statements.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2013 (Successor) and Periods From February 1 to December 31, 2012 (Successor) and From January 1 to January 31, 2012 (Predecessor)

	Successor Company		Predecessor Company
	Year Ended December 31, 2013	Period from February 1 to December 31, 2012	Period from January 1 to January 31, 2012
(Dollars in thousands)

Net income	$7,174	$3,793	$529
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	(12,844)	3,014	1,008
Tax effect	4,952	(1,007)	(520)
Reclassification of gains on sales of securities recognized in net income	(1,215)	(1,251)	—
Tax effect	468	482	—
Net of tax amount	(8,639)	1,238	488
Cash flow hedging activities:
Unrealized gains (losses) on cash flow hedges	4,305	(434)	—
Tax effect	(1,657)	167	—
Net of tax amount	2,648	(267)	—
Total other comprehensive income (loss)	(5,991)	971	488
Comprehensive income	$1,183	$4,764	$1,017

See accompanying Notes to Consolidated Financial Statements.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year Ended December 31, 2013 (Successor) and Periods From February 1 to December 31, 2012 (Successor) and From January 1 to January 31, 2012 (Predecessor)

	Preferred Stock, Series A		Preferred Stock, Series B		Preferred Stock - Legacy VantageSouth		Common Stock		Common Stock Warrants	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Predecessor Company
Balance at January 1, 2012	24,900	$24,442	—	$—	83,052	$1	35,566,535	$36	$1,325	$152,515	$(9,089)	$280	$169,509
Net income	—	—	—	—	—	—	—	—	—	—	529		529
Other comprehensive income	—	—	—	—	—	—	—	—	—	—		488	488
Stock based compensation	—	—	—	—	—	—	—	—	—	4	—	—	4
Forfeited restricted stock	—	—	—	—	—	—	(16,750)	—	—	—	—	—	—
Accretion of discount on preferred stock	—	24	—	—	—	—	—	—	—	—	(24)	—	—
Preferred stock dividend	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at January 31, 2012	24,900	$24,466	—	$—	83,052	$1	35,549,785	$36	$1,325	$152,519	$(8,584)	$768	$170,530

Successor Company
Balance at February 1, 2012	24,900	$24,466	—	$—	83,052	$1	35,549,785	$36	$1,325	$146,627	$(2,459)	$847	$170,843
Net income	—	—	—	—	—	—	—	—	—	—	3,793	—	3,793
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	971	971
Stock based compensation	—	—	—	—	—	—	—	—	—	850	—	—	850
Forfeited restricted stock	—	—	—	—	—	—	(16,750)	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	8,835	—	—	32	—	—	32
Issuance of Legacy VantageSouth Bank common stock to directors	—	—	—	—	—	—	3,836	—	—	14	—	—	14
Purchase of Legacy VantageSouth Bank common stock from directors	—	—	—	—	—	—	(1,279)	—	—	(6)	—	—	(6)
Purchase of Community Bank of Rowan common stock from directors	—	—	—	—	—	—	—	—	—	(7)	—	—	(7)
Conversion of Legacy VantageSouth Bank preferred stock to common stock	—	—	—	—	(83,052)	(1)	209,820	—	—	—	—	—	(1)
Accretion of discount on preferred stock	—	191	—	—	—	—	—	—	—	—	(191)	—	—
Preferred stock dividend	—	—	—	—	—	—	—	—	—	—	(2,548)	—	(2,548)
Balance at December 31, 2012	24,900	$24,657	—	$—	—	$—	35,754,247	$36	$1,325	$147,510	$(1,405)	$1,818	$173,941
Net income	—	—	—	—	—	—	—	—	—	—	7,174	—	$7,174
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(5,991)	(5,991)
Acquisition of ECB Bancorp, Inc.	—	—	17,949	17,553	—	—	10,311,911	10	132	40,619	—	—	58,314
Stock-based compensation	—	—	—	—	—	—	—	—	—	873	—	—	873
Stock options exercised	—	—	—	—	—	—	27,757	—	—	111	—	—	111
Forfeited restricted stock	—	—	—	—	—	—	(4,000)	—	—	—	—	—	—
Restricted stock, canceled for tax withholding	—	—	—	—	—	—	(52,230)	—	—	(205)	—	—	(205)
Accretion of discount on preferred stock	—	237	—	338	—	—	—	—	—	—	(575)	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,918)	—	(1,918)
Balance at December 31, 2013	24,900	$24,894	17,949	$17,891	—	$—	46,037,685	$46	$1,457	$188,908	$3,276	$(4,173)	$232,299

See accompanying Notes to Consolidated Financial Statements.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31, 2013 (Successor) and Periods From February 1 to December 31, 2012 (Successor) and From January 1 to January 31, 2012 (Predecessor)

	Successor Company		Predecessor Company
	Year Ended December 31, 2013	Period from February 1 to December 31, 2012	Period from January 1 to January 31, 2012
(Dollars in thousands)

Cash flows from operating activities
Net income	$7,174	$3,793	$529
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	5,469	5,159	195
Depreciation	2,521	1,259	103
Amortization of core deposit intangible	800	410	28
Gain on acquisition	(7,773)	—	—
Stock-based compensation	873	850	4
Gain on sales of securities available for sale	(1,215)	(1,251)	—
Net amortization of premiums on investment securities	1,749	901	25
Accretion of acquisition discount on purchased loans	(20,613)	(14,695)	(1,592)
Loss (gain) on mortgage loan commitments	441	(583)	(159)
Gain on sales of loans held for sale	(7,436)	(5,547)	(20)
Originations of loans held for sale	(188,070)	(140,724)	(6,340)
Proceeds from sales of loans held for sale	216,738	131,388	9,018
Increase in cash surrender value of bank-owned life insurance	(923)	(653)	(62)
Deferred income tax expense (benefit)	2,014	(255)	270
Change in deferred tax asset valuation allowance	—	(3,300)	—
Net loss on disposal of foreclosed assets	—	51	17
Valuation adjustments on foreclosed assets	467	1,119	—
Gains from change in fair value of interest rate swaps	(103)	(226)	(2)
Amortization of acquisition premium on time deposits	(3,049)	(2,737)	(311)
Net accretion (amortization) of acquisition discount (premium) on long-term debt	(3)	136	12
Change in assets and liabilities:
Increase in accrued interest receivable	(233)	(1,483)	(34)
(Increase) decrease in other assets	(13,395)	(297)	3,143
Increase (decrease) in accrued interest payable	1,017	(261)	(106)
Increase (decrease) in accrued expenses and other liabilities	(1,939)	6,247	(2,606)
Net cash provided by (used in) operating activities	(5,489)	(20,699)	2,112

Cash flows from investing activities
Purchases of securities available for sale	(201,919)	(83,529)	(2,658)
Proceeds from maturities and repayments of securities available for sale	33,962	33,993	2,158
Proceeds from sales of securities available for sale	174,326	86,601	—
Loan originations and principal collections, net	(160,891)	(30,741)	542
Proceeds from sales of loans	2,595	10,862	9,635
Purchases of loans	(2,567)	(7,698)	—
Purchases of premises and equipment	(5,454)	(2,187)	(269)
Proceeds from disposal of foreclosed assets	6,776	4,827	2,940
Net cash received in acquisition of ECB Bancorp, Inc.	24,008	—	—
Proceeds (disbursements) from sales (purchases) of Federal Home Loan Bank stock	(3,472)	7,469	123
Net cash provided by (used in) investing activities	(132,636)	19,597	12,471

See accompanying Notes to Consolidated Financial Statements.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Year Ended December 31, 2013 (Successor) and Periods From February 1 to December 31, 2012 (Successor) and From January 1 to January 31, 2012 (Predecessor)

	Successor Company		Predecessor Company
	Year Ended December 31, 2013	Period from February 1 to December 31, 2012	Period from January 1 to January 31, 2012
(Dollars in thousands)

Cash flows from financing activities
Net increase (decrease) in deposits	$69,022	$20,057	$(30,032)
Proceeds from issuance of short-term borrowings, net	84,716	3,000	—
Proceeds from issuance (repayments) of long-term debt, net	36,600	(5,000)	5,000
Proceeds from exercise of stock options	111	32	—
Proceeds from issuance of Legacy VantageSouth Bank common stock to directors	—	14	—
Repurchases of common stock	—	(13)	—
Restricted stock, canceled for tax withholding	(205)	—	—
Dividends paid on preferred stock	(1,803)	(2,548)	—
Net cash provided by (used in) financing activities	188,441	15,542	(25,032)
Net change in cash and cash equivalents	50,316	14,440	(10,449)
Cash and cash equivalents, beginning	50,463	36,023	46,472
Cash and cash equivalents, ending	$100,779	$50,463	$36,023

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$10,364	$9,032	$1,038
Income taxes	—	—	—

Supplemental Disclosure of Non-cash Investing Activities:
Transfer of loans to foreclosed assets	$5,856	$3,690	$35
Change in fair value of securities available for sale, net of tax	(8,639)	1,238	488
Change in fair value of cash flow hedge, net of tax	2,648	(267)	—
Acquisition:
Assets acquired	856,076	—	—
Liabilities assumed	789,989	—	—
Other equity interests acquired	17,685	—	—
Purchase price	40,629	—	—
Gain on acquisition	7,773	—	—

See accompanying Notes to Consolidated Financial Statements.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE A – ORGANIZATION AND OPERATIONS

VantageSouth Bancshares, Inc. (the “Company”) is a bank holding company incorporated under the laws of Delaware in 2011. The Company is a majority-owned subsidiary of Piedmont Community Bank Holdings, Inc. ("Piedmont"). On July 22, 2013, the Company changed its name from Crescent Financial Bancshares, Inc. ("Crescent") to VantageSouth Bancshares, Inc. The Company conducts its business operations primarily through its wholly-owned bank subsidiary, VantageSouth Bank (the "Bank"). The Company's headquarters are located in Raleigh, North Carolina. The Bank was incorporated in 1998 as a North Carolina-chartered commercial bank and operates forty-five banking offices in central and eastern North Carolina.

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

In 2010 and 2011, Piedmont acquired controlling interests in three financial institutions which are summarized below.

Acquired Institution	Acquisition Date	Percentage of Institution Initially Acquired	Purchase Price	Total Assets Acquired	Total Deposits Acquired
VantageSouth Bank	February 19, 2010	62%	$7,694	$99,189	$76,031
Community Bank of Rowan	April 19, 2011	100%	9,500	139,353	125,741
Crescent Financial Bancshares, Inc.	November 18, 2011	88%	75,000	995,156	678,289

On February 1, 2012, Piedmont merged Community Bank of Rowan ("Rowan") into VantageSouth Bank ("Legacy VantageSouth") and simultaneously purchased the remaining equity interests in Legacy VantageSouth from non-controlling shareholders. Then, on November 30, 2012, Piedmont merged the combined Legacy VantageSouth into Crescent State Bank, which was immediately rebranded as VantageSouth Bank.

In 2013, the combined Company acquired another financial institution which is summarized below.

Acquired Institution	Acquisition Date	Percentage of Institution Initially Acquired	Purchase Price	Total Assets Acquired	Total Deposits Acquired
ECB Bancorp, Inc.*	April 1, 2013	100%	$40,629	$856,076	$736,114
* See further discussion of this transaction in Note C "Mergers and Acquisitions."

Basis of Presentation and Change in Reporting Entity

The merger of Legacy VantageSouth into Crescent State Bank was a merger of commonly controlled companies and was accounted for in a manner similar to a pooling of interests transaction. Thus, the Company's financial statements have been retrospectively adjusted to combine the financial statement balances of Crescent and Legacy VantageSouth beginning on November 18, 2011, the date the two companies became commonly controlled by Piedmont. Periods prior to the date of common control reflect Legacy VantageSouth's historical balances, which were retrospectively adjusted for the combination with Rowan, since it was the first company acquired by Piedmont. Due to the application of push-down accounting to Legacy VantageSouth's financial results on February 1, 2012, the date at which Legacy VantageSouth became substantially wholly-owned by Piedmont, balances and activity in the Company’s consolidated financial statements prior to the this date have been labeled with “Predecessor Company” while balances and activity subsequent to the this date have been labeled with “Successor Company.”

The accompanying consolidated financial statements include the accounts and transactions of the Company and the Bank. These consolidated financial statements have been retrospectively adjusted for the change in reporting entity described above. All intercompany transactions and balances have been eliminated in consolidation.

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

Change in Accounting Estimate

Due to rapidly declining loss rates in the Company's loan portfolio and in peer loan portfolios in recent quarters, in the second quarter of 2013, the Company expanded the time period of historical losses it uses to determine reserve rates for loans evaluated collectively in its allowance for loan losses ("ALLL") model from two to three years. The Company believes that this change was necessary to maintain an adequate ALLL based on its evaluation of portfolio risk and market conditions. This change in accounting estimate to expand the historical loss period from two to three years increased the provision for non-acquired loans by $168 in the second quarter of 2013.

In the fourth quarter of 2013, the Company combined its ALLL models for both non-acquired loans and purchased non-impaired loans into a single model. Prior to this change, the Company maintained separate models for these two loan groupings and based its calculation of reserve rates for non-acquired loans on peer loss rates. Because of the significant changes the Company made to credit risk management practices when it completed its various troubled bank acquisitions in recent years, management did not view historical losses from the acquired loan portfolios as the best basis for determining reserves on the non-acquired (or originated) portfolio. These peer loss rates were used as a proxy for charge-off rates on the Company's non-acquired loan portfolio in a manner similar to a de novo bank portfolio. Though there are still minimal charge-offs on the non-acquired portfolio and the enhanced credit risk management practices still prevail, the Company believes that the fourth quarter of 2013 was an appropriate time to discontinue use of peer loss data in its ALLL model. One reason for this change is that sufficient time has elapsed since the Company's first bank acquisition such that non-acquired loan performance is now factored into the entire three-year historical loss period used for the combined ALLL model. The combined ALLL model bases reserve rates by loan type and risk grade on trailing three-year historical losses, which includes historical predecessor losses from all acquired banks over this period. This change in accounting estimate decreased the provision for loan losses by $432 in the fourth quarter of 2013.

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

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Regardless of these factors, if the Company has developed a plan to sell the security or it is likely that the Company will be forced to sell the security in the near future, then the impairment is considered other-than-temporary and the carrying value of the security is permanently written down to the current fair value with the difference between the new carrying value and the amortized cost charged to earnings. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the other-than-temporary impairment is separated into the following: (1) the amount representing the credit loss and (2) the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings, and the amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.

Loans

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity, are reported at their outstanding principal adjusted for any charge-offs, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased or acquired loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to the yield of the related loan. Interest on loans is recorded based on the principal amount outstanding. The accrual of interest on impaired loans, for all classes, is discontinued when the future collectability of the recorded loan balance is in doubt. When the future collectability of the recorded loan balance is not in doubt, interest income may be recognized on the cash basis. Generally, loans are placed on nonaccrual when they are past due 90 days or more. When a loan is placed in nonaccrual status, all unpaid accrued interest is reversed and subsequent collections of interest and principal payments are generally applied as a reduction to the principal outstanding. Should the credit quality of a nonaccrual loan improve, the loan can be returned to an accrual status after demonstrating consistent payment history for at least six months.

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

The Company's loan policies, guidelines, and procedures establish the basic guidelines governing its lending operations. They address the types of loans sought, target markets, underwriting, collateral requirements, term, interest rate, yield considerations and compliance with laws and regulations. The loan policies are reviewed and approved annually by the Board of Directors of the Bank. The summary below provides an overview of the primary types of loans the Company provides, or classes of loans, including a discussion of relevant underwriting guidelines and risk characteristics.

Commercial and Industrial Loans. These loans are typically for working capital, equipment, and business expansion. Commercial and industrial loans are generally secured by accounts receivable, inventory, equipment and owner-occupied real estate. With few exceptions, the Company requires personal guarantees from the principal business owners. Commercial loans are generally originated with one to seven year maturities for working capital and equipment loans and five to seven year maturities with 15 to 25 year amortizations for owner occupied real estate.

Commercial Real Estate Loans. These loans are secured principally by leased apartments, retail centers, and commercial office and industrial buildings, acquired by the borrower for both investment and owner-occupied purposes. The Company generally requires the personal guaranty of the principal business owners on all such loans. The real estate collateral is a secondary source of repayment. Commercial real estate loans are generally originated with three-to-seven year maturities with up to 25-year amortizations.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Construction Loans. These loans are generally originated with one to five year maturities and may have an amortization feature that could extend up to 25 years once the properties are stabilized. The Company's primary focus on one-to-four family residential construction loans is to borrowers who are the primary end users or to builders in situations in which the home is pre-sold to the end user and the loan is repaid when the end user secures a permanent mortgage. These loans are generally originated with maturities up to 18 months in length. Construction loans to home builders for speculative residential homes are not a focus for the Company. In many cases, home builders do require a speculative component to their lending facilities; however, credit exposure is controlled through the covenants relating to the home builder's speculative-to-sold ratio. Any loans made in this product would be to well-established home builders with an excellent track record who are focused on delivering commodity-style housing. Through its Builder Finance division, the Company lends to home builders in its markets who have demonstrated a favorable record of performance and profitable operations. The Company's loan policies require personal guarantees of the principal business owners.

Consumer Loans, Home Equity Lines of Credit and Residential Real Estate Loans. Consumer loans include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous secured and unsecured personal loans. Residential real estate loans are made for purchasing and refinancing one-to-four family properties. The Company also offers construction-to-permanent loans for one-to-four family properties. These loans are generally sold to investors when construction is complete and the loan converts to permanent financing. The Company offers fixed and variable rate options on consumer loans but generally limits the maximum term to five to seven years for non-real estate secured loans.

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

Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. If the Company has probable decreases in pool-level cash flows expected to be collected, the provision for loan losses is charged, resulting in an increase to the ALLL. If the Company has probable and significant increases in pool-level cash flows expected to be collected, the Company will first reverse any previously established ALLL and then increase interest income as a prospective yield adjustment over the remaining life of the loan pool. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.

Purchased Non-impaired Loans

Purchased non-impaired loans are also recorded at fair value at acquisition, and the related fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan using the interest method.

Allowance for Loan Losses

The ALLL and related provision are calculated for the Company's two portfolio categories: PCI loans and non-PCI loans. The following description of the Company's ALLL methodology primarily relates to non-PCI loans. The evaluation of PCI loans for impairment follows a different methodology which is described above. The ALLL is a reserve established through a provision for probable loan losses charged to expense. Balances are charged against the ALLL when the collectability of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. The ALLL is maintained at a level based on management's best estimate of probable credit losses that are inherent in the loan portfolio. Management evaluates the adequacy of the ALLL on at least a quarterly basis.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

For non-PCI loans, the evaluation of the adequacy of the ALLL includes both loans evaluated collectively for impairment and loans evaluated individually for impairment. The determination of loss rates on loans collectively evaluated for impairment involves considerations of historic loan loss experience as well as certain qualitative factors such as current delinquency levels and trends, loan growth, loan portfolio composition, prevailing economic conditions, the loan review function, and other relevant factors. The annualized trailing three-year historical loss rates are used in combination with the qualitative factors to determine appropriate loss rates for each identified risk category.

The Company utilizes an internal grading system to assign the degree of inherent risk on each loan in the portfolio. The risk grade is initially assigned by the lending officer and reviewed by the credit administration function. The internal risk grading system is reviewed and tested periodically by the loan review function. The Company's allowance for loan loss model uses the internal loan grading system to segment each category of loans by risk grade. Calculated loss rates are weighted more heavily for higher risk loans.

A loan is considered individually impaired when, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. These loans are evaluated individually for impairment if they exceed a quantitative threshold of $200 at the borrower level or have been modified in a TDR. Reserves, or charge-offs, on individually impaired loans that are collateral dependent are based on the fair value of the underlying collateral, less an estimate of selling costs, while reserves, or charge-offs, on loans that are not collateral dependent are based on either an observable market price, if available, or the present value of expected future cash flows discounted at the historical effective interest rate. The Company evaluates loans that are classified as doubtful, substandard or special mention to determine whether or not they are individually impaired. This evaluation includes several factors, including review of the loan payment status and the borrower’s financial condition and operating results such as cash flows, operating income or loss, etc.

The evaluation of the ALLL is inherently subjective, and management uses the best information available to establish this estimate. However, if factors such as economic conditions differ substantially from assumptions, or if amounts and timing of future cash flows expected to be received on impaired loans vary substantially from the estimates, future adjustments to the ALLL may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to recognize additions to the ALLL based on their judgments about all relevant information available to them at the time of their examination. Any adjustments to original estimates are made in the period in which the factors and other considerations indicate that adjustments to the ALLL are necessary.

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

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The Company provides loans guaranteed by the Small Business Administration (“SBA”) for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. The portion of SBA loans originated that are guaranteed and intended for sale on the secondary market are classified as held for sale and are carried at the lower of cost or fair value. The loan participations are sold and the servicing rights are retained. At the time of the sale, an asset is recorded for the value of the servicing rights and is amortized over the remaining life of the loan on the effective interest method. The servicing asset is included in other assets and the amortization of the servicing asset is included in non-interest expense. Servicing fees are recorded in non-interest income. A gain is recorded for any premium paid in excess of the carrying value of the net assets transferred in the sale and is also included in non-interest income. The portion of SBA loans that are retained are also adjusted for a retained discount to reflect the effective interest rate on the retained unguaranteed portion of the loans. The net value of the retained loans is included in the appropriate loan classification for disclosure purposes. These loans are primarily commercial real estate or commercial and industrial.

Federal Home Loan Bank of Atlanta Stock

As a requirement for membership, the Company has invested in common stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost and is periodically evaluated for impairment.

Premises and Equipment

Land is carried at cost. Other components of premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which range from 37 to 40 years for buildings and three to ten years for furniture, software, and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred, and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in earnings.

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

Foreclosed Assets

Foreclosed assets include repossessed assets and other real estate owned. Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell upon foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed, and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and valuation adjustments are included in net expenses from foreclosed assets.

Income Taxes

Deferred income taxes are determined by application to temporary differences of the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company had no uncertain tax positions as of December 31, 2013.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

A valuation allowance is recorded for deferred tax assets if the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reversed its remaining deferred tax asset valuation allowance in the fourth quarter of 2012 and had no valuation allowance as of December 31, 2013.

SBA Servicing Asset

All sales of SBA-guaranteed loans are executed on a servicing retained basis, and the Company retains the rights and obligations to service the loans. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for the Company to retain a portion of the cash flow from the interest payment received on the loan. This cash flow is commonly known as a servicing spread. SBA regulations require the lender to retain a minimum 100 basis points in servicing spread for any guaranteed loan sold for a premium. The minimum servicing spread is further defined as a minimum service fee of 40 basis points and a minimum premium protection fee of 60 basis points. The servicing spread is recognized as a servicing asset to the extent the spread exceeds adequate compensation for the servicing function. Industry practice recognizes adequate compensation for servicing SBA loans as the minimum service fee of 40 basis points. The fair value of the servicing asset is measured at the discounted present value of the premium protection fee over the expected life of the related loan using appropriate discount rates and prepayment assumptions based on industry statistics. SBA servicing assets are initially recognized at fair value and amortized over the expected life of the related loans as a reduction of the servicing income recognized from the servicing spread.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, acquired assets and assumed liabilities are included with the acquirer's accounts as of the date of acquisition at estimated fair value, with any excess of purchase price over the fair value of the net assets acquired (including identifiable core deposit intangibles) capitalized as goodwill. In the event that the fair value of the net assets acquired exceeds the purchase price, an acquisition gain is recorded for the difference in consolidated statements of operations for the period in which the acquisition occurred. The core deposit intangible asset is recognized as an asset apart from goodwill when it arises from contractual or other legal rights or if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. In addition, acquisition-related costs and restructuring costs are recognized as period expenses as incurred.

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The Company performs its annual goodwill impairment test as of October 31 of each year. For 2013, the results of the first step of the goodwill impairment test provided no indication of potential impairment. Goodwill will continue to be monitored for triggering events that may indicate impairment prior to the next scheduled annual impairment test.

Intangible assets with finite lives are amortized over their estimated useful lives. Other intangible assets, which consist of core deposit intangibles, are being amortized over seven to ten-year periods using an accelerated method.

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors. Compensation cost is measured as the fair value of these awards on their date of grant. An option pricing model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used as the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock options awards and as the restriction period for restricted stock awards.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Compensation cost is recognized on a pro rata basis for Piedmont stock warrants granted to certain members of management. Compensation cost is measured as the fair value of these awards on their date of grant. A Monte Carlo option pricing model is utilized to estimate the fair value of Piedmont’s stock warrants issued. Compensation cost is recognized over the vesting period.

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

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Successor Company		Predecessor Company
	Year Ended December 31, 2013	Period from February 1 to December 31, 2012	Period from January 1 to January 31, 2012

Weighted average number of common shares	43,473,096	35,724,513	35,511,770
Effect of dilutive stock options and warrants	151,923	59,086	615
Effect of restricted stock	11,479	13,132	21,665
Weighted average number of common shares and dilutive potential common shares	43,636,498	35,796,731	35,534,050

Anti-dilutive shares	584,408	109,763	1,074,089

Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on securities available for sale and unrealized gains and losses on cash flow hedges to the extent that the hedges were effective. Details on the components of accumulated other comprehensive income are outlined in Note R of the Notes to Consolidated Financial Statements.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. The amendments were effective beginning January 1, 2013. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

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

NOTE C – MERGERS AND ACQUISITIONS

ECB Bancorp, Inc. Merger

On April 1, 2013, the Company completed the merger of ECB Bancorp, Inc. ("ECB") with and into the Company (the "ECB Merger"). The ECB Merger was completed pursuant to an Agreement and Plan of Merger dated as of September 25, 2012 (the "Merger Agreement"). Immediately following the ECB Merger, The East Carolina Bank, a wholly-owned subsidiary of ECB, was merged with and into VantageSouth Bank. Upon the closing of the ECB merger, each outstanding share of ECB common stock was converted into the right to receive 3.55 shares of the Company's common stock. The aggregate merger consideration consisted of 10.3 million shares of the Company’s common stock. Based upon the $3.94 per share closing price of the Company’s common stock immediately prior to the ECB Merger, the aggregate purchase price was $40,629. Following the ECB Merger, Piedmont owned approximately 70 percent of the Company's outstanding common stock.

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

The table below presents the ECB assets acquired, liabilities assumed and other equity interests as of April 1, 2013 as well as the calculation of the transaction purchase price and gain on acquisition. The Company has a one-year measurement period from the acquisition date to finalize the recorded fair values of net assets acquired. Therefore, the acquisition gain may change if initial fair value estimates are revised within the measurement period.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	As Reported by ECB at April 1, 2013	Initial Fair Value Adjustments		Measurement Period Adjustments		As Reported by the Company at April 1, 2013
Assets:
Cash and cash equivalents	$24,008	$—		$—		$24,008
Investment securities available for sale	289,058	301	(a)	—		289,359
Loans, net	483,474	(30,420)	(c)	—		453,054
Loans held for sale	3,857	9,790	(b)	(191)	(m)	13,456
Federal Home Loan Bank stock, at cost	3,150	—		—		3,150
Premises and equipment, net	25,633	(1,177)	(d)	135	(m)	24,591
Bank-owned life insurance	12,249	—		—		12,249
Foreclosed assets	7,090	(717)	(e)	—		6,373
Deferred tax asset, net	6,986	9,082	(f)	294	(m)	16,362
Other intangible assets, net	—	4,307	(g)	—		4,307
Other assets	10,423	(665)	(h)	(591)	(m)	9,167
Total assets	865,928	(9,499)		(353)		856,076
Liabilities:
Deposits	$731,926	$4,188	(i)	$—		$736,114
Short-term borrowings	34,284	—		—		34,284
Long-term debt	16,000	460	(j)	—		16,460
Other liabilities	2,867	148	(k)	116	(m)	3,131
Total liabilities	785,077	4,796		116		789,989
Net assets acquired	80,851	(14,295)		(469)		66,087
Other equity interests:
Preferred stock	17,660	(107)	(l)	—		17,553
Common stock warrant	878	(746)	(l)	—		132
Total other equity interests	18,538	(853)		—		17,685
Gain on acquisition						7,773
Purchase price						$40,629

Explanation of fair value adjustments
(a) Adjustment reflects opening fair value of securities portfolio, which was established as the new book basis of the portfolio.
(b) Adjustment reflects the reclassification of the fair value of certain loans identified by management as being held for sale at acquisition.
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
(l) Amount reflects the adjustment to record other equity interests at fair value. The fair value of preferred stock issued to Treasury was estimated by discounting future contractual dividend payments at a current market interest rate for preferred stocks of issuers with similar risk. The assumed liquidation date of the preferred stock was February 15, 2014, which is the date the dividend resets from 5 to 9 percent. The fair value of the common stock warrant issued to Treasury was estimated using a Black Scholes option pricing model assuming a warrant life through the dividend reset date.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

(m) Adjustments reflect changes to acquisition date fair values of certain assets based on additional information received post-acquisition within the measurement period. Measurement period adjustments included tax-effected adjustments to reduce the estimated fair value of a non-marketable investment, to reduce the fair value of certain distressed loans held for sale, recognize a liability for employee credit card balances outstanding at the merger date, and to increase the fair value of a bank-owned office.

The table below presents unaudited pro forma information as if the Company's acquisition of ECB had occurred at the beginning of the earliest period presented, which was January 1, 2012. In addition to the ECB Merger, adjustments have also been made to balances reported in these consolidated financial statements for the impact of push-down accounting to Legacy VantageSouth's financial results prior to the actual push-down accounting date of February 1, 2012. The unaudited pro forma financial information is not indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	2013	2012

Net interest income	$78,106	$74,939

Net income (loss)	$(199)	$12,634

Net income (loss) available to common stockholders	$(2,957)	$10,103

Net income (loss) per common share - basic	$(0.06)	$0.22

Net income (loss) per common share - diluted	$(0.06)	$0.22

Weighted average basic common shares outstanding	45,967,683	45,823,430

Weighted average diluted common shares outstanding	45,967,683	45,913,783

ECB was merged into the Company on April 1, 2013, and the combined organization began operating as a single reporting segment on the merger date.

NOTE D – INVESTMENT SECURITIES

The tables below summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale and held to maturity by major classification.

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government-sponsored enterprise securities	$14,834	$—	$161	$14,673
SBA-guaranteed securities	66,579	52	751	65,880
Residential mortgage-backed securities (MBS)	216,818	69	11,627	205,260
Corporate bonds	109,423	1,800	483	110,740
Commercial MBS	5,867	71	—	5,938
Municipal obligations - non-taxable	600	1	—	601
Other debt securities	253	—	—	253
Marketable equity securities	677	366	—	1,043
Total securities available for sale	$415,051	$2,359	$13,022	$404,388

Securities held to maturity:
Corporate bonds	$500	$—	$—	$500

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

The table below summarizes gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
U.S. government-sponsored enterprise securities	$14,673	$161	$—	$—	$14,673	$161
SBA-guaranteed securities	57,277	751	—	—	57,277	751
Residential MBS	198,885	11,627	—	—	198,885	11,627
Corporate bonds	19,420	483	—	—	19,420	483
Total temporarily impaired securities	$290,255	$13,022	$—	$—	$290,255	$13,022

December 31, 2012
Residential MBS	$28,802	$46	$—	$—	$28,802	$46
Corporate bonds	2,013	50	—	—	2,013	50
Total temporarily impaired securities	$30,815	$96	$—	$—	$30,815	$96

All residential MBSs in the Company’s portfolio as of December 31, 2013 and 2012 were backed by government sponsored enterprises (“GSEs”). Unrealized losses on investment securities as of December 31, 2013 related to sixty-five residential MBSs issued by GSEs, twenty-three SBA-guaranteed securities, six investment grade corporate bonds, and two U.S. government-sponsored enterprise securities. Unrealized losses on investment securities as of December 31, 2012 related to nine residential MBSs and two investment grade corporate bonds. As of December 31, 2013, none of the Company's securities had been in an unrealized loss position for more than a twelve month period. The increase in gross unrealized losses since year end 2012 was primarily due to increases in long-term market interest rates in the second quarter of 2013 which negatively affected values of fixed income securities. The Company had $483 in total unrealized losses on corporate bonds, which were the only securities in a loss position that were not issued or guaranteed by a U.S. government agency or GSE. These corporate bonds were all issued by large national or international financial institutions, and the Company does not believe the recent unrealized losses on these bonds were due to issuer-related credit events.

The securities in an unrealized loss position as of December 31, 2013 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider unrealized losses on such securities to represent other-than-temporary impairment as of December 31, 2013.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

As of December 31, 2013, the Company held no individual investment securities with an aggregate book value greater than 10 percent of total stockholders’ equity. As of December 31, 2013 and 2012, investment securities with carrying values of $226,048 and $50,685, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The year end amortized cost and fair values of securities available for sale, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Due within one year	$677	$678	$13,327	$13,420
Due after one year through five years	182,777	182,713	78,671	81,064
Due after five years through ten years	173,624	166,765	24,039	24,669
Due after ten years	57,296	53,189	16,843	17,100
Other equity securities	677	1,043	37	58
	$415,051	$404,388	$132,917	$136,311
Securities held to maturity:
Due after one year through five years	$500	$500	$—	$—
Due after five years through ten years	—	—	180	410
	$500	$500	$180	$410

The table below summarizes securities gains (losses) for the periods presented.

	Successor Company		Predecessor Company
	Year Ended December 31, 2013	Period from February 1 to December 31, 2012	Period from January 1 to January 31, 2012

Gross gains on sales of securities available for sale	$1,250	$1,335	$—
Gross losses on sales of securities available for sale	(35)	(84)	—
Total securities gains, net	$1,215	$1,251	$—

NOTE E – LOANS AND ALLOWANCE FOR LOAN LOSSES

The table below summarizes loan balances by type.

	December 31, 2013	December 31, 2012
Commercial:
Commercial real estate	$670,084	$392,955
Commercial and industrial	230,614	98,701
Construction and development	173,870	72,566
Consumer:
Residential real estate	190,344	125,277
Construction and development	22,520	6,203
Home equity	94,390	63,486
Other consumer	8,332	4,325
Gross loans	1,390,154	763,513
Less:
Deferred loan fees	(488)	(97)
Allowance for loan losses	(7,043)	(3,998)
Net loans	$1,382,623	$759,418

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

As of December 31, 2013 and 2012, loans totaling $424,414 and $237,560, respectively, were pledged to secure borrowings or available lines of credit with correspondent banks.

The Company has granted loans to certain directors and executive officers of the Company and their related interests. Such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and, in management’s opinion, do not involve more than the normal risk of collectability. All loans to directors and executive officers or their related interests are submitted to the Board of Directors for approval. A summary of contractual obligations due from directors and executive officers, and their related interests, follows.

	Successor Company		Predecessor Company
	Year Ended December 31, 2013	Period from February 1 to December 31, 2012	Period from January 1 to January 31, 2012

Loans to directors and officers at beginning of period	$29,999	$30,910	$30,910
Additions for new directors	1,232	—	—
Reductions for retirement of directors	(1,816)	—	—
New advances to directors and officers	8	1,027	714
Payoffs and principal reductions	(2,986)	(1,938)	(714)
Loans to directors and officers at end of period	$26,437	$29,999	$30,910

The Company completed various sales of loans held for investment to investors during 2013 and 2012. The proceeds from these loan sales totaled $2,595 and $20,497 in 2013 and 2012, respectively. There was no gain or loss recorded on these loan sales. In the fourth quarter of 2012, the Company purchased commercial and industrial loans from an unrelated third party. These loans were recorded at their estimated fair value at the date of purchase of $7,698.

Purchased Credit-Impaired Loans

Loans for which it is probable at acquisition that all contractually required payments will not be collected are considered PCI loans. The following table relates to PCI loans acquired in the ECB merger and summarizes the contractually required payments, which includes principal and interest, expected cash flows to be collected, and the fair value of acquired PCI loans at the ECB merger date of April 1, 2013.

Contractually required payments	$61,801
Nonaccretable difference	(11,433)
Cash flows expected to be collected at acquisition	50,368
Accretable yield	(4,242)
Fair value of acquired loans at acquisition	$46,126

The remaining carrying value and outstanding balances of PCI loans totaled $176,868 and $197,796, respectively as of December 31, 2013. The remaining carrying value and outstanding balances of PCI loans totaled $203,107 and $224,298, respectively as of December 31, 2012.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes changes in accretable yield, or income expected to be collected, related to all of the Company's PCI loans for the periods presented.

	Successor Company		Predecessor Company
	Year Ended December 31, 2013	Period from February 1 to December 31, 2012	Period from January 1 to January 31, 2012

Balance, beginning of period	$27,632	$28,144	$29,645
Loans purchased	4,242	—	—
Accretion of income	(13,640)	(13,863)	(1,389)
Reclassifications from nonaccretable difference	9,595	14,031	—
Other, net	(2,480)	(680)	(112)
Balance, end of period	$25,349	$27,632	$28,144

Purchased Non-impaired Loans

Purchased non-impaired loans are also recorded at fair value at acquisition, and the related fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan. The following table relates to purchased non-impaired loans acquired in the ECB merger and provides the contractually required payments, fair value, and estimate of contractual cash flows not expected to be collected at the ECB merger date of April 1, 2013.

Contractually required payments	$499,963

Fair value of acquired loans at acquisition	$406,928

Contractual cash flows not expected to be collected	$10,098

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses for the periods presented as well as the ending recorded investment in loans by portfolio segment and impairment method.

	Successor Company
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Year Ended December 31, 2013
Beginning allowance	$1,524	$798	$597	$940	$18	$85	$36	$3,998
Charge-offs	(20)	(483)	(723)	(672)	—	(558)	(265)	(2,721)
Recoveries	26	23	47	146	—	39	16	297
Provision	889	467	1,479	1,259	169	910	296	5,469
Ending allowance	$2,419	$805	$1,400	$1,673	$187	$476	$83	$7,043

Ending allowance attributable to loans:
Individually evaluated for impairment	$57	$323	$—	$—	$—	$270	$2	$652
Collectively evaluated for impairment	1,322	482	1,139	688	187	153	59	4,030
Purchased credit-impaired	1,040	—	261	985	—	53	22	2,361
Ending allowance balance	$2,419	$805	$1,400	$1,673	$187	$476	$83	$7,043

Loans:
Individually evaluated for impairment	$4,590	$343	$2,609	$695	$242	$424	$13	$8,916
Collectively evaluated for impairment	562,081	219,251	137,911	164,106	20,447	92,592	7,982	1,204,370
Purchased credit-impaired	103,413	11,020	33,350	25,543	1,831	1,374	337	176,868
Total loans	$670,084	$230,614	$173,870	$190,344	$22,520	$94,390	$8,332	$1,390,154

	Predecessor Company
	Commercial Real Estate	Residential Real Estate	Construction	Commercial	Consumer	Total
2012 Predecessor Period
Beginning allowance	$663	$601	$534	$324	$9	$2,131
Charge-offs	—	—	(1)	—	—	(1)
Recoveries	—	—	—	2	—	2
Provision	48	26	98	21	2	195
Ending allowance	$711	$627	$631	$347	$11	$2,327

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Successor Company
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
2012 Successor Period
Beginning allowance	$505	$218	$305	$154	$28	51	15	$1,276
Charge-offs	—	(249)	(399)	(341)	(15)	(1,596)	(147)	(2,747)
Recoveries	—	17	125	153	—	6	9	310
Provision	1,019	812	566	974	5	1,624	159	5,159
Ending allowance	$1,524	$798	$597	$940	$18	$85	$36	$3,998

Ending allowance attributable to loans:
Individually evaluated for impairment	$14	$—	$8	$9	$—	$14	$1	$46
Collectively evaluated for impairment	1,067	798	322	379	18	71	19	2,674
Purchased credit-impaired	443	—	267	552	—	—	16	1,278
Ending allowance balance	$1,524	$798	$597	$940	$18	$85	$36	$3,998

Loans:
Individually evaluated for impairment	$1,697	$—	$415	$1,452	$—	$1,342	$224	$5,130
Collectively evaluated for impairment	266,001	85,356	31,741	100,794	5,392	62,101	3,891	555,276
Purchased credit-impaired	125,257	13,345	40,410	23,031	811	43	210	203,107
Total loans	$392,955	$98,701	$72,566	$125,277	$6,203	$63,486	$4,325	$763,513

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

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the risk category of loans by class of loans.

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Non-PCI Loans
Commercial:
Commercial real estate	$532,669	$24,245	$9,757	$—	$566,671
Commercial and industrial	210,382	5,195	3,993	24	219,594
Construction and development	134,074	3,400	2,847	199	140,520
Consumer:
Residential real estate	153,123	7,812	3,866	—	164,801
Construction and development	19,566	921	202	—	20,689
Home equity	87,891	2,524	2,601	—	93,016
Other consumer	7,773	43	179	—	7,995
Total loans	$1,145,478	$44,140	$23,445	$223	$1,213,286

PCI Loans
Commercial:
Commercial real estate	$53,900	$35,399	$14,114	$—	$103,413
Commercial and industrial	7,921	2,382	669	48	11,020
Construction and development	9,666	17,408	5,200	1,076	33,350
Consumer:
Residential real estate	13,794	7,070	4,658	21	25,543
Construction and development	212	510	1,109	—	1,831
Home equity	28	850	496	—	1,374
Other consumer	21	281	35	—	337
Total loans	$85,542	$63,900	$26,281	$1,145	$176,868

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Non-PCI Loans
Commercial:
Commercial real estate	$261,039	$4,417	$2,241	$—	$267,697
Commercial and industrial	83,730	1,365	261	—	85,356
Construction and development	29,159	1,859	1,139	—	32,157
Consumer:
Residential real estate	96,246	3,835	2,165	—	102,246
Construction and development	4,845	463	84	—	5,392
Home equity	59,255	2,041	2,147	—	63,443
Other consumer	3,859	23	233	—	4,115
Total loans	$538,133	$14,003	$8,270	$—	$560,406

PCI Loans
Commercial:
Commercial real estate	$74,599	$37,294	$13,365	$—	$125,258
Commercial and industrial	11,065	1,059	1,221	—	13,345
Construction and development	14,631	19,117	6,278	383	40,409
Consumer:
Residential real estate	13,982	3,741	5,270	38	23,031
Construction and development	278	163	370	—	811
Home equity	—	—	43	—	43
Other consumer	88	122	—	—	210
Total loans	$114,643	$61,496	$26,547	$421	$203,107

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the past due status of the loan portfolio (excluding PCI loans) based on contractual terms.

	December 31, 2013
	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Non-PCI Loans
Commercial:
Commercial real estate	$2,419	$2,142	$4,561	$562,110	$566,671
Commercial and industrial	1,945	505	2,450	217,144	219,594
Construction and development	146	1,316	1,462	139,058	140,520
Consumer:
Residential real estate	5,097	1,365	6,462	158,339	164,801
Construction and development	603	237	840	19,849	20,689
Home equity	990	701	1,691	91,325	93,016
Other consumer	245	136	381	7,614	7,995
Total	$11,445	$6,402	$17,847	$1,195,439	$1,213,286

	December 31, 2012
	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Non-PCI Loans
Commercial:
Commercial real estate	$2,198	$1,457	$3,655	$264,043	$267,698
Commercial and industrial	878	30	908	84,448	85,356
Construction and development	326	230	556	31,600	32,156
Consumer:
Residential real estate	1,595	1,075	2,670	99,576	102,246
Construction and development	83	70	153	5,239	5,392
Home equity	1,200	712	1,912	61,531	63,443
Other consumer	204	223	427	3,688	4,115
Total	$6,484	$3,797	$10,281	$550,125	$560,406

The following table summarizes the recorded investment of loans on nonaccrual status and loans greater than 90 days past due and accruing (excluding PCI loans) by class.

	December 31, 2013		December 31, 2012
	Nonaccrual	Loans Greater Than 90 Days Past Due and Accruing	Nonaccrual	Loans Greater Than 90 Days Past Due and Accruing
Non-PCI Loans
Commercial:
Commercial real estate	$4,747	$—	$1,763	$—
Commercial and industrial	2,154	—	64	—
Construction and development	2,632	—	483	—
Consumer:
Residential real estate	2,450	—	1,842	—
Construction and development	653	—	70	—
Home equity	1,928	—	1,550	—
Other consumer	164	—	223	—
Total	$14,728	$—	$5,995	$—

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table provides information on impaired loans, which excludes PCI loans and loans evaluated collectively as a homogeneous group.

	December 31, 2013
	Recorded Investment With a Recorded Allowance	Recorded Investment With no Recorded Allowance	Total	Related Allowance	Unpaid Principal Balance
Non-PCI Loans
Commercial:
Commercial real estate	$732	$3,858	$4,590	$57	$5,257
Commercial and industrial	323	20	343	323	343
Construction and development	—	2,609	2,609	—	3,042
Consumer:
Residential real estate	—	695	695	—	877
Construction and development	—	242	242	—	255
Home equity	334	90	424	270	442
Other consumer	13	—	13	2	13
Total	$1,402	$7,514	$8,916	$652	$10,229

	December 31, 2012
	Recorded Investment With a Recorded Allowance	Recorded Investment With no Recorded Allowance	Total	Related Allowance	Unpaid Principal Balance
Non-PCI Loans
Commercial:
Commercial real estate	$208	$1,489	$1,697	$14	$1,702
Commercial and industrial	—	—	—	—	—
Construction and development	40	375	415	8	628
Consumer:
Residential real estate	756	696	1,452	9	1,605
Construction and development	—	—	—	—	—
Home equity	153	1,189	1,342	14	2,172
Other consumer	224	—	224	1	224
Total	$1,381	$3,749	$5,130	$46	$6,331

The following table provides the average balance of impaired loans for each successor period presented and interest income recognized during the period in which the loans were considered impaired.

	Year Ended December 31, 2013		Period from February 1 to December 31, 2012
	Average Balance	Interest Income	Average Balance	Interest Income
Non-PCI Loans
Commercial:
Commercial real estate	$2,964	$22	$1,076	$—
Commercial and industrial	144	—	—	—
Construction and development	1,282	—	137	—
Consumer:
Residential real estate	1,029	—	766	4
Construction and development	48	—	—	—
Home equity	1,183	—	933	4
Other consumer	100	—	56	—
Total	$6,750	$22	$2,968	$8

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The average balance of impaired loans during the 2012 Predecessor Period totaled $2,474 and there was no interest income recorded on impaired loans during that period.

The Company may modify certain loans under terms that are below market in order to maximize the amount collected from a borrower that is experiencing financial difficulties. These modifications are considered troubled debt restructurings ("TDRs"). TDRs are evaluated individually for impairment based on the collateral value, if the loan is determined to be collateral dependent, or discounted expected cash flows, if the loan is not determined to be collateral dependent. The Company has no commitments to lend additional funds to any borrowers that have had a loan modified in a TDR. The following table provides the number and recorded investment of TDRs outstanding.

	December 31, 2013		December 31, 2012
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Commercial real estate	$815	2	$306	1
Commercial and industrial	20	1	20	1
Commercial construction	161	1	118	1
Residential real estate	133	2	209	2
Home equity	90	2	37	1
Consumer	13	1	—	—
Total	$1,232	9	$690	6

The following table provides the number and recorded investment of TDRs modified during the year ended December 31, 2013 and the number and recorded investment of those loans that subsequently defaulted.

	TDRs Modified		TDRs Defaulted
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Below market interest rate modifications:
Commercial real estate	$534	1	$—	—
Commercial construction	161	1	—	—
Residential real estate	47	1	47	1
Home equity	90	2	—	—
Consumer	13	1	13	1
Total	$845	6	$60	2

The Company does not generally forgive principal or unpaid interest as part of TDRs. Therefore, the recorded investment in TDRs during 2013 did not change following the modifications. All TDRs are subject to an individual impairment analysis and are valued at fair value. Fair value for TDRs is based on collateral values for collateral dependent loans or discounted expected cash flows for non-collateral dependent loans. There were no loans modified in a TDR in 2012.

NOTE F – PREMISES AND EQUIPMENT

A summary of premises and equipment is presented in the table below.

	December 31, 2013	December 31, 2012

Land	$15,386	$6,955
Buildings and leasehold improvements	25,409	8,513
Furniture, software, and equipment	8,455	3,741
Less: accumulated depreciation	(4,375)	(1,858)
Total	$44,875	$17,351

Depreciation on premises and equipment, which is recorded in occupancy and equipment expense, totaled $2,521 for the year ended December 31, 2013, $1,259 in the 2012 Successor Period, and $103 in the 2012 Predecessor Period.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE G – SBA SERVICING ASSET

All sales of SBA guaranteed loans are executed on a servicing retained basis, and the Company retains the rights and obligations to service the loans. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for the Company to retain a portion of the cash flow from the interest payment received on the loan. This cash flow is commonly known as a servicing spread. SBA regulations require the lender to keep a minimum 100 basis points in servicing spread for any guaranteed loan sold for a premium. The minimum servicing spread is further defined as a minimum service fee of 40 basis points and a minimum premium protection fee of 60 basis points. The servicing spread is recognized as a servicing asset to the extent the spread exceeds adequate compensation for the servicing function. Industry practice recognizes adequate compensation for servicing SBA loans as the minimum service fee of 40 basis points. The fair value of the servicing asset is measured at the discounted present value of the premium protection fee over the expected life of the related loan using appropriate discount rates and prepayment assumptions based on industry statistics.

SBA servicing assets are initially recognized at fair value and amortized over the expected life of the related loans as a reduction to the servicing income recognized from the servicing spread. Gross servicing spread income, which is recorded within government-guaranteed lending income in the Consolidated Statements of Operations, totaled $522 for the year ended December 31, 2013.

The table below summarizes the activity in the SBA servicing asset for the period presented.

2013

Balance at January 1	$976
Additions	995
Amortization	(212)
Balance at December 31	$1,759

The amortized basis in the servicing asset is tested for impairment quarterly. The fair value of the servicing asset is recalculated and compared to the amortized basis. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against earnings. There was no valuation allowance recorded on the SBA servicing asset at December 31, 2013 or 2012.

The risks inherent in the SBA servicing asset includes prepayments at different rates than anticipated or resolution of the loan at a date not consistent with the estimated expected life. These events would cause the value of the servicing asset to decline at a faster or slower rate than originally anticipated.

NOTE H – GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes the changes in carrying amounts of goodwill and other intangibles (core deposit intangibles) for the periods presented.

		Core Deposit Intangible
	Goodwill	Gross	Accumulated Amortization	Net
Predecessor Company
Balance at January 1, 2012	$26,254	$2,541	$(89)	$2,452
Amortization expense	—	—	(28)	(28)
Balance at January 31, 2012	$26,254	$2,541	$(117)	$2,424

Successor Company
Balance at February 1, 2012	$26,254	$3,128	$(342)	$2,786
Amortization expense	—	—	(410)	(410)
Balance at December 31, 2012	$26,254	$3,128	$(752)	$2,376

Acquired in ECB merger	$—	$4,307	$—	$4,307
Amortization expense	—	—	(800)	(800)
Balance at December 31, 2013	$26,254	$7,435	$(1,552)	$5,883

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the acquisition method of accounting. The acquisitions by the Company were nontaxable and, as a result, there is no tax basis in the goodwill. Accordingly, none of the goodwill associated with the respective acquisitions is deductible for tax purposes.

For the ECB merger, the value of the core deposit relationships was determined using the present value of the difference between a market participant's cost of obtaining alternative funds and the cost to maintain the acquired deposit base. The core deposit intangible from the ECB merger is being amortized over a ten-year period using the accelerated method.

The table below presents estimated amortization expense for the Company's other intangible assets.

2014	$899
2015	776
2016	709
2017	676
2018	650
Thereafter	2,173
$5,883

Goodwill is reviewed for potential impairment at least annually at the reporting unit level. The goodwill impairment test requires a two-step method to evaluate and calculate impairment. The first step requires estimation of the reporting unit’s fair value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, a second step is performed to determine whether an impairment charge must be recorded and, if so, the amount of such charge. The Company performed its annual goodwill impairment test as of October 31, 2013 and no impairment was indicated by this test. The Company has not identified any triggering events since the impairment test date that would indicate potential impairment.

Core deposit intangibles are evaluated for impairment if events and circumstances indicate a potential for impairment. Such an evaluation of other intangible assets is based on undiscounted cash flow projections. No impairment charges were recorded for other intangible assets in any of the periods presented.

NOTE I – DEPOSITS

The scheduled maturities of time deposits as of December 31, 2013 are presented below.

	Less than $100	$100 and greater	Total

2014	$137,416	$220,079	$357,495
2015	71,558	56,347	127,905
2016	40,714	48,823	89,537
2017	10,054	15,902	25,956
2018	12,115	21,907	34,022
Thereafter	—	—	—
Total	$271,857	$363,058	$634,915

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE J – BORROWINGS

A summary of short-term borrowings and long-term debt is presented below.

	December 31, 2013	December 31, 2012
Short-term borrowings:
FHLB advances maturing within one year	$126,500	$7,500

Long-term debt:
FHLB advances maturing beyond one year	$19,299	$7,500
Subordinated term loan due 2018	6,961	6,867
Subordinated notes due 2023	38,050	—
Junior subordinated debt to unconsolidated trust due 2033	5,560	5,497
Capital lease obligation and other debt	3,051	—
Total long-term debt	$72,921	$19,864

The Company may purchase federal funds through unsecured federal funds lines of credit with various correspondent banks, which totaled $128,500 as of December 31, 2013. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company had no outstanding balances on the lines of credit as of December 31, 2013 or 2012.

The Company may borrow funds through the Federal Reserve Bank’s discount window. These borrowings are secured by a blanket floating lien on qualifying construction, land acquisition and development loans, commercial and industrial loans, and consumer loans with a total collateral value of $8,298. Depending on the type of loan collateral, the Company may borrow between 60 and 65 percent of the collateral value pledged. The Company had no outstanding borrowings at the discount window as of December 31, 2013 or 2012.

FHLB Advances

The Company had an $87,106 credit line available with the FHLB for advances as of December 31, 2013. These advances are secured by a blanket floating lien on qualifying commercial real estate, first mortgage loans and pledged investment securities with a total book value of $415,187 as of December 31, 2013.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Below is a summary of the contractual balances outstanding on FHLB advances.

Maturity Date	Contractual Rate	Rate Type	December 31, 2013	December 31, 2012

March 14, 2013	0.78%	Fixed	$—	$1,500
October 11, 2013	0.33%	Fixed	—	3,000
October 15, 2013	0.89%	Fixed	—	2,000
November 4, 2013	0.83%	Fixed	—	1,000
January 7, 2014	0.20%	Fixed	20,000	—
January 22, 2014	0.18%	Fixed	18,000	—
February 5, 2014	0.21%	Fixed	25,000	—
March 5, 2014	0.25%	Fixed	25,000	—
April 4, 2014	0.23%	Fixed	25,000	—
August 4, 2014	1.11%	Fixed	1,500	1,500
August 18, 2014	1.49%	Fixed	3,000	—
August 20, 2014	1.48%	Fixed	3,000	—
October 28, 2014	0.91%	Fixed	2,000	2,000
December 16, 2014	0.87%	Fixed	4,000	4,000
February 26, 2015	0.43%	Fixed	3,000	—
August 17, 2015	1.85%	Fixed	4,500	—
August 20, 2015	1.83%	Fixed	3,000	—
February 26, 2016	0.61%	Fixed	3,000	—
August 17, 2016	2.21%	Fixed	2,500	—
February 27, 2017	0.82%	Fixed	3,000	—
Totals			$145,500	$15,000

Subordinated Term Loan Due 2018

In September 2008, the Bank entered into an unsecured subordinated term loan agreement in the amount of $7,500. The agreement requires the Bank to make quarterly payments of interest at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 4.00 percent. The subordinated term loan qualifies as Tier 2 capital for regulatory capital purposes, subject to a phase out of the capital qualification five years prior to maturity. The subordinated term loan was adjusted to fair value in connection with Piedmont's acquisition of Crescent, and as of December 31, 2013 and 2012, the carrying value was $6,961 and $6,867, respectively.
The subordinated term loan agreement matures on October 18, 2018 and is currently redeemable, subject to regulatory approval.

Subordinated Notes Due 2023

In August 2013, the Company issued an aggregate of $38,050 of subordinated notes in a private placement to accredited investors. The notes bear interest, payable on the 1st of January and July of each year, at a fixed annual interest rate of 7.625 percent. The notes mature in August 2023 and qualify as Tier 2 capital for regulatory purposes, subject to a phase out of the capital qualification five years prior to maturity.

Junior Subordinated Debt to Unconsolidated Trust Due 2033

In August 2003, $8,000 in trust preferred securities ("TRUPs") were issued through the Trust. The Trust invested the proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by the Company, which fully and unconditionally guarantees the TRUPs. These TRUPs qualify as Tier 1 capital for regulatory capital purposes, subject to certain limitations. The TRUPs mature on October 7, 2033 and are currently redeemable, subject to regulatory approval. These TRUPs were adjusted to fair value in connection with Piedmont's acquisition of Crescent, and as of December 31, 2013 and 2012, their carrying value was $5,560 and $5,497, respectively. The TRUPs pay cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 3.10 percent.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE K – LEASES

Operating Leases

The Company has entered into twenty-five noncancelable operating leases for the corporate headquarters, operations center, and certain branch offices. Future minimum lease payments under these leases for the years ending December 31 are presented below.

2014	$3,095
2015	2,817
2016	2,682
2017	2,641
2018	2,576
Thereafter	5,901
Total	$19,712

Certain of the leases contain renewal options for various additional terms after the expiration of the current lease term. Lease payments for the renewal period are not included in the future minimum lease table above. Rent expense for the year ended December 31, 2013 totaled $2,737 and rent expense for the 2012 Successor Period and the 2012 Predecessor Period totaled $2,185 and $187, respectively.

Two of the properties used for bank branch operations are leased from related parties. Lease payments made to related parties for the year ended December 31, 2013 totaled $755. Lease payments made to related parties in the 2012 Successor Period and 2012 Predecessor Period were $669 and $60, respectively.

Capital Lease

The Company has entered into one capital lease for a banking office. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected as part of long-term debt. The capital lease asset totaled $2,974 as of December 31, 2013. Future minimum lease payments under the capital lease for the years ended December 31 are presented below.

2014	$211
2015	288
2016	296
2017	304
2018	313
Thereafter	3,747
Total	$5,159

Imputed interest	(2,133)
Present value of minimum lease payments	$3,026

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE L – INCOME TAXES

The following table summarizes significant components of income tax expense (benefit) for the periods presented:

	Successor Company		Predecessor Company
	Year Ended December 31, 2013	Period from February 1 to December 31, 2012	Period from January 1 to January 31, 2012
Current tax expense:
Federal	$—	$69	$—
State	—	—	—
Total current tax expense	—	69	—
Deferred tax expense (benefit):
Federal	42	(209)	208
State	1,972	(46)	62
Total deferred tax expense (benefit)	2,014	(255)	270
Income tax expense (benefit) before adjustment to deferred tax asset valuation allowance	2,014	(186)	270
Deferred tax asset valuation allowance	—	(3,300)	—
Income tax expense (benefit)	$2,014	$(3,486)	$270

Income tax expense (benefit) is reconciled to the amount computed by applying the statutory federal income tax rate of 34 percent to net income before income taxes as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2013	Period from February 1 to December 31, 2012	Period from January 1 to January 31, 2012

Tax computed at statutory rate of 34%	$3,124	$91	$272
Effect of state income taxes	1,302	(30)	41
Gain on acquisition	(2,644)	—	—
Non-taxable interest income	(78)	(174)	(15)
Non-taxable bank-owned life insurance	(348)	(226)	(21)
Non-deductible merger costs	309	488	—
Deferred tax asset valuation allowance	—	(3,300)	—
Other	349	(335)	(7)
	$2,014	$(3,486)	$270

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Significant components of deferred taxes are summarized below.

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carryforward	$28,779	$23,793
Recognized built-in loss carryforward	6,570	6,055
Acquisition accounting fair value adjustments	12,109	6,038
Allowance for loan losses	2,499	1,164
Unrealized losses on securities	4,109	—
Unrealized losses on cash flow hedges	—	167
Stock-based compensation	878	563
Organizational expenses	285	324
Foreclosed assets	248	—
Other	1,094	881
Total deferred tax assets	56,571	38,985
Deferred tax liabilities:
Unrealized gains on securities	—	1,309
Unrealized gains on cash flow hedges	1,490	—
Foreclosed assets	—	722
Premises and equipment	203	122
Prepaid expenses	256	173
Total deferred tax liabilities	1,949	2,326
Net deferred tax asset	$54,622	$36,659

The Company’s federal income tax returns are open and subject to examination from the 2010 tax return year and forward. The Company’s state income tax returns are open and subject to examination from the 2010 tax return year and forward.

The acquisitions of Legacy VantageSouth, Rowan, Crescent, and ECB were each considered a change in control under Internal Revenue Code Section 382 (“Section 382”) and the Regulations thereunder. Accordingly, the Company is required to evaluate potential limitation or deferral of its ability to carry forward pre-acquisition net operating losses ("NOLs") and to determine the amount of net unrealized built-in losses (“NUBIL”), which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL recognized within five years of the change in control are subject to potential limitation. Recognized built-in losses ("RBIL") are generally limited to a carryforward period of twenty years, subject to the annual limitation and expire if not used by the end of that period. The Company believes that all of these benefits from pre-acquisition NOLs and RBIL will ultimately be realized; however, that amount is subject to continuing analysis and will not be finalized until the five-year recognition period for each acquisition expires.

As of December 31, 2013, the Company had NOLs available for carryforward of $71,536 that will expire, if unused, from 2025 through 2033. The Company also had recognized built-in losses in excess of annual limitations of $19,323 that will expire, if unused, from 2031 through 2033.

The Company evaluates its deferred tax assets (“DTAs”) each reporting period to determine whether a valuation allowance is necessary. In conducting this evaluation, all available evidence is considered, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. Some of the positive and negative evidence management considered in its year-end 2013 evaluation is summarized below.

Positive evidence regarding the Company's DTAs in order of significance is as follows:

•	Earnings trends and forecasts

The Company continued to improve its earnings performance in 2013, especially following its acquisition of ECB. The three-year cumulative pre-tax income position was $11,450 as of December 31, 2013. Additionally, management monitors the Company’s performance against its business plan and forecast on a regular basis. Based on the business plan and forecast, which consider certain improvements to the Company’s business, management currently expects the Company's pre-tax income to fully absorb the existing DTAs.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

•	Sufficient carryforward period

The Company's tax loss carryforward periods were evaluated to determine whether the Company has sufficient time to execute on its business plan, considering the applicable annual Section 382 limitations. The earliest NOL period and related expiration for each acquired bank is described below.

•	Legacy VantageSouth's earliest NOL year was 2006, and this 2006 NOL is available to be used through 2025.

•	Rowan's earliest NOL year was 2011, and this 2011 NOL is available to be used through 2030.

•	Crescent's earliest NOL year was 2010, and this 2010 NOL is available to be used through 2029.

•	ECB's earliest NOL year was 2013, and this 2013 NOL is available to be used through 2032.

•	Robust capital levels and access to capital

The Bank's tier 1 capital and total risk-based capital ratios were 10.16 percent and 12.70 percent, respectively, as of December 31, 2013, both of which were in excess of the regulatory definition of a "well capitalized" bank. Additionally, Piedmont, which owns a controlling interest in the Company, has demonstrated its ability to source new capital by raising approximately $153,500 in capital from its investors since its first bank acquisition in 2010. The Company has also recently demonstrated its ability to access new capital. In August 2013, the Company issued $38,050 in fixed rate subordinated notes, which qualify as Tier 2 regulatory capital, and in January 2014, it completed another private placement offering when it issued $46,900 of common stock for the primary purpose of redeeming outstanding cumulative perpetual preferred stock and common stock warrants issued to Treasury pursuant to the Troubled Asset Relief Program ("TARP").

•	Sufficient liquidity

The Company was in compliance with all liquidity policy requirements as of December 31, 2013 and maintained high levels of off balance sheet liquidity.

•	Declining problem asset levels

Nonperforming loans to total loans declined from 1.67 percent as of December 31, 2012 to 1.51 percent as of December 31, 2013, and nonperforming assets to total assets declined from 1.71 percent to 1.50 percent in that period. Further, the Bank's classified asset ratio to tier 1 capital plus allowance for loan losses improved to approximately 30 percent as of December 31, 2013 from 35 percent as of December 31, 2012. The Company has developed a strong underwriting culture and requires all loans to be approved by the credit administration function. Credit administrators with specific credit expertise have been designated for each line of business, i.e., commercial real estate, commercial and industrial, SBA, Builder Finance, mortgage, and consumer.

•	Tax planning strategies

Reasonable tax planning strategies were considered, including liquidation of bank-owned life insurance to realized built-in gains, sale-leaseback of office buildings in an unrealized gain position, and others. Management has no current plans to execute these tax planning strategies, and in particular, liquidation of bank-owned life insurance would carry a tax penalty. These tax planning strategies would only be considered for possible execution if the ultimate realization of DTAs were in question.

Negative evidence regarding the necessity of a DTA valuation allowance is as follows:

•	Annual Section 382 limitations on acquired NOLs and RBIL

The annual Section 382 limitations on the Company's acquisitions may extend the time period necessary to utilize the related NOLs and RBIL. Therefore, the Company needs to execute on its business plan over the next several years to avoid concerns regarding its ability to realize these tax benefits.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

•	Limited track record of taxable income

The Company has a limited track record of generating taxable income. While its pre-tax income has substantially improved, the Company needs to begin generating significant amounts of taxable income to utilize its NOLs and RBIL.

•	Uncertain regulatory environment

The risks from an uncertain regulatory environment negatively affect nearly all financial institutions.

•	Merger risks

The Company's business plan calls for significant growth over the coming years through organic activity as well as merger and acquisition activity. Future mergers may significantly impact the Company's ability to realize its tax benefits, both positively and negatively.

Based on the Company's evaluation, which considered the weight of the positive evidence compared to the negative evidence, management concluded that a valuation allowance was not necessary as of December 31, 2013.

NOTE M – REGULATORY MATTERS

As a depository institution, the Company is required to maintain reserve and clearing balances with the Federal Reserve Bank in the form of vault cash or deposits. There was no aggregate net reserve balance maintained with the Federal Reserve Bank as of December 31, 2013 and 2012, respectively, as vault cash was sufficient to meet the reserve requirement.

Banking regulators have defined capital into the following components: (1) Tier 1 capital, which includes common stockholders' equity and qualifying preferred equity, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify as Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0 percent and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0 percent. In addition to the risk-based guidelines, federal regulations require the Bank to maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4.0 percent. Management believes, as of December 31, 2013 and 2012, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank’s capital amounts and ratios are presented in the table below.

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2013
Total Capital (to Risk-Weighted Assets)	$216,650	12.70%	$136,486	8.00%	$170,608	10.00%
Tier I Capital (to Risk-Weighted Assets)	202,200	11.85%	68,243	4.00%	102,365	6.00%
Tier I Capital (to Average Assets)	202,200	10.16%	79,620	4.00%	99,525	5.00%

December 31, 2012
Total Capital (to Risk-Weighted Assets)	$125,965	14.96%	$67,356	8.00%	$84,194	10.00%
Tier I Capital (to Risk-Weighted Assets)	114,988	13.66%	33,678	4.00%	50,517	6.00%
Tier I Capital (to Average Assets)	114,988	11.45%	40,172	4.00%	50,215	5.00%

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE N – DERIVATIVE FINANCIAL INSTRUMENTS

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

Derivative Instruments Related to Short-Term FHLB Advances

In May 2013, the Company entered into a series of forward starting interest rate swaps on $75,000 of forecasted short-term FHLB advances to reduce its exposure to variability in interest payments attributable to changes in LIBOR. Beginning on the respective effective date, these interest rate swaps will exchange the three month LIBOR component of future variable rate interest on short-term borrowings with fixed interest rates ranging from 1.65 to 1.72 percent. Each 90-day FHLB advance, or other short-term borrowing, will be executed to correspond to the effective dates of the respective interest rate swaps and will continue to be rolled for the term of each respective swap. These interest rate swaps are expected to be highly effective and are accounted for as cash flow hedges with the change in fair value recognized in other comprehensive income ("OCI"). The purpose of these cash flow hedges is to better position the Company's balance sheet for a potentially rising interest rate environment.

The following table summarizes key terms of each swap.

	Notional Amount	Effective Date	Maturity Date	Fixed Rate

Swap 1	$25,000	April 6, 2015	April 5, 2020	1.650%
Swap 2	25,000	May 5, 2015	May 5, 2020	1.683%
Swap 3	25,000	June 5, 2015	June 5, 2020	1.720%
	$75,000

Derivative Instruments Related to Trust Preferred Securities

In August 2003, $8,000 in TRUPs were issued through the Trust. The Trust invested the total proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by the Company (formerly Crescent Financial Corporation), which fully and unconditionally guarantees the TRUPs. The TRUPs were adjusted to fair value in connection with Piedmont's acquisition of Crescent, and as of December 31, 2013 and 2012, their carrying value was $5,560, and $5,497, respectively.

The TRUPs pay cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 3.10 percent. Crescent elected to defer interest payments on its TRUPs beginning with the payment due April 7, 2011. Under the terms of the indenture governing the junior subordinated debentures, Crescent was able to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. In the second quarter of 2012, the Company received approval from the Federal Reserve Bank of Richmond to resume interest payments on its TRUPs and paid all accrued deferred interest plus current interest on the quarterly payment date of July 7, 2012.

In June 2009, the Company entered into two interest rate contracts which swapped the variable rate payments for fixed payments. These instruments consisted of a three-year and four-year swap, each for one-half of the notional amount of the TRUPs for fixed rates of 5.49 percent and 5.97 percent, respectively. The three-year swap matured in July 2012 and the four-year swap matured in July 2013. Due to the deferral of interest payments on the TRUPs beginning in April 2011, the interest rate swaps no longer qualified for cash flow hedge accounting and were, therefore, marked to fair value through earnings within other non-interest income.

In May 2012, the Company entered into an interest rate cap contract which began in July 2012. This derivative financial instrument caps the interest rate on the the full $8,000 notional amount of the TRUPs at 3.57 percent through July 2017. In the event that the variable rate on the TRUPs exceeds the cap rate, the counterparty would pay the Company the difference between the variable rate due to the holders of the debentures and the cap rate. This interest rate cap contract is expected to be highly effective and is classified as a cash flow hedge. Therefore, the change in fair value of the cap is recognized in OCI.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Derivative Instruments Related to Subordinated Term Loan

In September 2008, the Bank entered into an unsecured ten-year subordinated term loan agreement in the amount of $7,500. The agreement requires the Bank to make quarterly payments of interest at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 4.00 percent. The subordinated term loan was adjusted to estimated fair value in connection with Piedmont's acquisition of Crescent Financial Corporation, and as of December 31, 2013 and 2012, the carrying value was $6,961 and $6,867, respectively.

In June 2009, the Bank entered into two interest rate contracts which swapped the variable rate payments for fixed payments. These instruments consisted of a three-year and four-year swap, each for one-half of the notional amount of the subordinated debt for fixed rates of 6.39 percent and 6.87 percent, respectively. The three-year swap matured in June 2012 and the four-year swap matured in July 2013. Beginning at Piedmont's acquisition of Crescent, the Company no longer designated these interest rate swaps as qualifying for hedge accounting and therefore began to mark them to fair value through earnings within other non-interest income.

In May 2012, the Company entered into an interest rate cap which began in July 2012. This derivative financial instrument caps the interest rate on the the full $7,500 notional amount of the subordinated term loan at 4.47 percent through July 2017. In the event that the variable rate on the subordinated term loan exceeds the cap rate, the counterparty would pay the Company the difference between the variable rate due on the subordinated term loan and the cap rate. This interest rate cap contract is expected to be highly effective and is classified as a cash flow hedge. Therefore, the change in fair value of the cap is recognized in OCI.

Loan Commitments

Related to the mortgage business, the Company enters into interest rate lock commitments with customers and commitments to sell mortgages to investors under best-efforts contracts. The interest rate lock commitments are entered into to manage the interest rate risk associated with the best-efforts contracts and are considered derivative financial instruments.

The following table summarizes the balances sheet location and fair value amounts of outstanding derivative instruments.

		December 31, 2013		December 31, 2012
	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
FHLB advances:
Interest rate swaps	Other assets	$75,000	$3,962	$—	$—

Trust preferred securities:
Interest rate swap	Other liabilities	—	—	4,000	(54)
Interest rate cap	Other assets	8,000	208	8,000	109

Subordinated term loan:
Interest rate swap	Other liabilities	—	—	3,750	(49)
Interest rate cap	Other assets	7,500	193	7,500	101

Loan commitments:
Interest rate lock commitments	Other assets	17,654	354	44,156	795
		$108,154	$4,717	$67,406	$902

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The table below presents activity in accumulated OCI related to the cash flow hedges for the periods presented.

	Successor Company		Predecessor Company
	Year Ended December 31, 2013	Period from February 1 to December 31, 2012	Period from January 1 to January 31, 2012

Accumulated OCI resulting from cash flow hedges, net of tax, at beginning of period	$(267)	$—	$—
Other comprehensive loss (income), net of tax	2,648	(267)	—
Accumulated OCI resulting from cash flow hedges, net of tax, at end of period	$2,381	$(267)	$—

For derivative instruments classified as cash flow hedges, several events would result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income. If the Company was no longer obligated to pay the underlying cash flows being hedged due to prepayment of the underlying obligation or if the hedged transactions are no longer likely to occur, the amounts in AOCI would be recognized in earnings over the remaining life of the derivative. The Company does not expect any amounts classified in AOCI to be reclassified to earnings in 2014.

The Company monitors the credit risk of the counterparties to the interest rate swaps and caps.

NOTE O – COMMITMENTS AND CONTINGENCIES

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

The following table provides a summary of the contractual amount of the Company's exposure to off-balance sheet commitments.

	December 31, 2013	December 31, 2012

Commitments to extend credit	$293,371	$156,580
Financial standby letters of credit	8,571	4,415
Capital commitment to private investment funds	1,744	175

The reserve for unfunded commitments was $281 and $112 as of December 31, 2013 and 2012, respectively, which was recorded in other liabilities on the consolidated balance sheet.

NOTE P – FAIR VALUE MEASUREMENTS

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

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Investment Securities. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market exchange prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include marketable equity securities and SBA-guaranteed securities traded on an active exchange. Level 2 securities include GSE issued mortgage-backed securities and collateralized mortgage obligations, municipal bonds, and corporate debt securities. Level 3 securities include certain corporate debt securities with limited trading activity. The following table provides the components of the change in fair value of level 3 available for sale securities for the periods presented.

	Successor Company		Predecessor Company
	Year Ended December 31, 2013	Period from February 1 to December 31, 2012	Period from January 1 to January 31, 2012

Level 3 available for sale securities at beginning of period	$—	$—	$—
Purchases	7,505	—	—
Sales	—	—	—
Unrealized gains	78	—	—
Level 3 available for sale securities at end of period	$7,583	$—	$—

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

Foreclosed Assets. Foreclosed assets are adjusted to fair value upon transfer of loans to foreclosed assets. Subsequently, foreclosed assets are carried at lower of cost or net realizable value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Given the lack of observable market prices for identical properties and market discounts applied to appraised values, the Company generally classifies foreclosed assets as nonrecurring Level 3.

Interest Rate Lock Commitments. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end. There have been no changes in valuation techniques during the year ended December 31, 2013. Interest rate lock commitments are measured at fair value on a recurring basis and are classified as Level 3. The following table provides the components of the change in fair value of interest rate lock commitments for the periods presented.

	Successor Company		Predecessor Company
	Year Ended December 31, 2013	Period from February 1 to December 31, 2012	Period from January 1 to January 31, 2012

Interest rate lock commitments at beginning of period	$795	$268	$212
Issuances	2,909	2,465	134
Settlements	(3,350)	(1,938)	(78)
Interest rate lock commitments at end of period	$354	$795	$268

The difference between the gross issuances and settlements for the period is included in mortgage banking income within non-interest income.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Derivatives. Derivative instruments include interest rate swaps and caps and are valued on a recurring basis using quoted market prices, dealer quotes, or third party pricing models that are primarily sensitive to market observable data. Currently outstanding derivatives are classified as Level 2 within the fair value hierarchy.

The following tables summarize information about assets and liabilities measured at fair value.

		Fair Value Measurements at December 31, 2013
	Assets/(Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
U.S. government-sponsored enterprise securities	$14,673	$—	$14,673	$—
SBA-guaranteed securities	65,880	65,880	—	—
Residential MBS	205,260	—	205,260	—
Corporate bonds	110,740	—	103,157	7,583
Commercial MBS	5,938	—	5,938	—
Municipal obligations - non-taxable	601	—	601	—
Other debt securities	253	—	253	—
Marketable equity securities	1,043	1,043	—	—
Impaired loans	8,264	—	—	8,264
Foreclosed assets	10,823	—	—	10,823
Interest rate lock commitments	354	—	—	354
Derivative assets	4,363	—	4,363	—

		Fair Value Measurements at December 31, 2012
	Assets/(Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Residential MBS	$76,777	$—	$76,777	$—
Commercial MBS	6,885	—	6,885	—
Corporate bonds	32,508	—	32,508	—
Municipal obligations - non-taxable	18,926	—	18,926	—
Other debt securities	1,157	—	1,157	—
Marketable equity securities	58	58	—	—
Impaired loans	5,084	—	—	5,084
Foreclosed assets	5,837	—	—	5,837
Interest rate lock commitments	795	—	—	795
Derivative assets	210	—	210	—
Derivative liabilities	(103)	—	(103)	—

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Quantitative Information about Level 3 Fair Value Measurements

	Valuation Technique	Unobservable Input	Range	Fair Value at December 31, 2013
Recurring measurements:
Investment securities	Pricing model	Illiquidity or credit factor in discount rates	1-2%	$7,583

Interest rate lock commitments	Pricing model	Pull through rates	80-85%	$354

Nonrecurring measurements:
Foreclosed assets	Discounted appraisals	Collateral discounts	15-50%	$10,823

Impaired loans	Discounted appraisals	Collateral discounts	15-50%	$8,264
	Discounted expected cash flows	Expected loss rates	0-75%

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

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Purchased Accounts Receivable. Purchased accounts receivable, which are classified in other assets on the consolidated balance sheet, are initially recorded at fair value and generally have maturities between 30 and 60 days. Due to the short duration of these assets, the carrying value approximates fair value.

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

Derivative Instruments. See discussion related to fair value estimates for derivative instruments in the fair value hierarchy section above.

The following tables summarize the carrying amounts and estimated fair values of the Company's financial instruments.

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$100,779	$100,779	$100,779	$—	$—
Investment securities available for sale	404,388	404,388	66,923	329,882	7,583
Investment securities held to maturity	500	500	—	—	500
Loans held for sale	8,663	8,663	—	8,663	—
Loans, net	1,382,623	1,377,270	—	—	1,377,270
FHLB stock	8,929	8,929	—	8,929	—
Bank-owned life insurance	33,148	33,148	—	33,148	—
Derivative assets	4,717	4,717	—	4,363	354
Purchased accounts receivable	18,725	18,725	—	18,725	—
Accrued interest receivable	5,387	5,387	—	5,387	—
Financial liabilities:
Deposits	1,675,309	1,677,253	—	1,677,253	—
Short-term borrowings	126,500	126,726	—	—	126,726
Long-term debt	72,921	72,397	—	—	72,397
Accrued interest payable	1,817	1,817	—	1,817	—

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$50,463	$50,463	$50,463	$—	$—
Investment securities available for sale	136,311	136,311	58	136,253	—
Investment securities held to maturity	180	410	—	—	410
Loans held for sale	16,439	16,439	—	16,439	—
Loans, net	759,418	763,572	—	—	763,572
Federal Home Loan Bank stock	2,307	2,307	—	2,307	—
Bank-owned life insurance	19,976	19,976	—	19,976	—
Derivative assets	1,005	1,005	—	210	795
Accrued interest receivable	5,154	5,154	—	5,154	—

Financial liabilities:
Deposits	873,222	876,674	—	876,674	—
Short-term borrowings	7,500	7,456	—	—	7,456
Long-term debt	19,864	19,821	—	—	19,821
Derivative liabilities	103	103	—	103	—
Accrued interest payable	476	476	—	476	—

NOTE Q – EMPLOYEE AND DIRECTOR BENEFIT PLANS

The Crescent 2006 Omnibus Stock Ownership and Long-Term Incentive Plan (the "2006 Stock Plan") authorized the issuance of awards to directors of the Company and its subsidiaries, as well as to eligible employees. The awards may be issued in the form of incentive stock option grants, nonstatutory stock option grants, restricted stock grants, long-term incentive compensation units or stock appreciation rights. In the event the number of shares of common stock that remain available for future issuance under the 2006 Stock Plan as of the last day of each calendar year is less than 1.5 percent of the total number of shares of common stock issued and outstanding as of such date, then the pool of awards shall be increased by the difference between 1.5 percent of the total number of shares of common stock issued and outstanding and the number of awards still remaining in the 2006 Stock Plan pool.

Vesting provisions for granted stock options are at the discretion of the Compensation Committee of the Board of Directors. As of December 31, 2013, all outstanding options had been granted with a three-year vesting schedule, with 25 percent vesting at the date of grant and an additional 25 percent vesting at each of the next three grant date anniversaries.

The share-based awards granted under the aforementioned plan have similar characteristics, except that some awards have been granted in stock options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards. Vesting provisions for granted restricted stock awards are at the discretion of the Compensation Committee of the Board of Directors. As of December 31, 2013, all outstanding restricted stock awards vest in full at either the three year or five year anniversary date of the grant. The Company funds the option shares and restricted stock from authorized but unissued shares.

In addition to option grants pursuant to the 2006 Stock Plan, the Company has assumed outstanding stock options that had been granted under the stock option plans of acquired companies. Of the total options outstanding as of December 31, 2013, 122,718 acquired options remain exercisable at a weighted average exercise price of $4.65 per share. As of December 31, 2013, there were 26,917 options granted under the 2006 Stock Plan that were exercisable at a weighted average exercise price of $9.74 per share, and 305,932 shares remained available for future issuance under the 2006 Stock Plan. The following tables present a summary of all shares to be issued upon exercise of outstanding stock options.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Stock Options

A summary of stock option activity for the year ended December 31, 2013 is presented below.

	Outstanding Options		Exercisable Options
	Number	Weighted Average Option Price	Number	Weighted Average Option Price
Options outstanding at January 1, 2013	223,701	$5.55	223,701	$5.55
Granted pursuant to ECB merger	12,425	7.56	12,425	7.56
Exercised	27,758	3.98	27,758	3.98
Expired	25,633	5.43	25,633	5.43
Forfeited	33,100	7.68	33,100	7.68
Options outstanding at December 31, 2013	149,635	$5.56	149,635	$5.56

The weighted average remaining life of options outstanding and options exercisable was 1.55 years and 2.06 years as of December 31, 2013 and 2012, respectively.

The table below provides the range of exercise prices for options outstanding and exercisable as of December 31, 2013.

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable

$3.01 - $6.00	128,218	128,218
$6.01 - $9.00	5,000	5,000
$9.01 - $12.00	5,692	5,692
$12.01 - $12.71	10,725	10,725
	149,635	149,635

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

There were no stock options granted in 2012, and there were 12,425 shares granted in 2013 pursuant to the ECB merger which were subsequently forfeited in 2013. Compensation cost related to stock options was $0 for the year ended December 31, 2013 and $0 and $2 for the 2012 Predecessor Period and 2012 Successor Period, respectively. There were 8,835 options exercised in the year ended December 31, 2012.

The aggregate intrinsic value of total options outstanding and exercisable options as of December 31, 2013 was $95. As of December 31, 2013, there was no unrecognized compensation cost related to stock options as all options had fully vested.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Restricted Stock

A summary of non-vested restricted stock award activity is included below for the periods presented.

	Shares	Weighted Average Grant Date Fair Value
Predecessor Company
Non-vested at December 31, 2011	54,575	$7.10
Granted	—	—
Vested	3,575	12.64
Forfeited	16,750	7.38
Non-vested at January 31, 2012	34,250	$6.38

Successor Company
Non-vested at February 1, 2012	34,250	$6.38
Granted	—	—
Vested	—	—
Forfeited	16,750	6.22
Non-vested at December 31, 2012	17,500	6.54
Granted	—	—
Vested	9,500	8.75
Forfeited	4,000	3.91
Non-vested at December 31, 2013	4,000	$3.91

The total fair value of restricted stock grants vested in the year ended December 31, 2013 was $83. As of December 31, 2013, there was $4 of unrecognized compensation cost related to the non-vested stock award plan. That cost is expected to be recognized over a weighted average period of 1.32 years.

Defined Contribution Plan

The Company sponsors a contributory profit-sharing plan which provides for participation by substantially all employees. Participants may make voluntary contributions resulting in salary deferrals in accordance with Section 401(k) of the Internal Revenue Code. The plans provide for employee contributions up to $17.5 and an employer contribution of 100 percent matching of the first 6 percent of pre-tax salary contributed by each participant. Anyone who turned 50 years old in 2013 could also add a catch-up contribution of $5.5 above the normal limit bringing the maximum contribution to $23 for those employees. The Company may make additional discretionary profit sharing contributions to the plan on behalf of all participants, which amounts would be in addition to the 6 percent pre-tax salary match. There were no discretionary contributions for 2013 or 2012. Amounts deferred above the first 6 percent of salary are not matched by the Company. Expense related to this plan for the year ended December 31, 2013 was $1,140. Expense related to this plan for the 2012 Successor Period and 2012 Predecessor Period was $617 and $41, respectively.

Piedmont Stock Warrants

Certain directors and management of the Company were granted warrants for Piedmont common stock in 2010, 2011, and 2013. Many of these employees and directors perform services for the Company as well as Piedmont and compensation cost is allocated between these entities based on the proportion of each individual's time spent on matters pertaining to each entity. The cost allocation is recorded pursuant to the Affiliate Services Agreement between the Company and Piedmont. Compensation cost recorded in non-interest expense related to these stock warrants was $865 in the year ended December 31, 2013 and $822 in the 2012 Successor Period.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

All Piedmont stock warrants had an initial contractual term of ten years. Stock warrants issued in 2010 were granted to two of Piedmont's directors with 25 percent vesting on the grant date and 25 percent vesting on each of the first, second and third anniversaries of the grant date. Stock warrants issued in 2011 and 2013 were granted with 25 percent vesting on each of the first, second, third and fourth anniversaries of the grant date. The initial exercise price of each grant equaled the price of the respective equity offering and increases at an 8 percent annual rate until a required investment return is achieved, at which time the exercise price adjusts to the initial exercise price. The required investment return is achieved when, and if, Piedmont's Board of Directors determines that the initial investors have realized a return of 100 percent of the capital each initial investor invested in Piedmont plus a cumulative, non-compounded annual return of at least 8 percent.
The fair value of each stock warrant award is determined with a Monte Carlo-based option pricing model. The model assumes that the stock warrants will be exercised at the mid-point of the time to achieve the performance condition and contractual term of ten years, weighted by the probability of a change in control event. The weighted average per share fair value of stock warrants granted in 2013, 2011, and 2010 was $33.80, $33.47 and $36.41, respectively. Piedmont stock warrants outstanding as of December 31, 2013 and 2012 were 146,666 and 143,253, respectively. Grants of Piedmont's stock warrants totaled 3,413 in 2013 and no grants of Piedmont's stock warrants were made during 2012.

NOTE R - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss) are summarized below.

	December 31, 2013			December 31, 2012
	Accumulated other comprehensive income (loss)	Deferred tax liability (asset)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax liability (asset)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale	$(10,663)	$4,109	$(6,554)	$3,394	$(1,309)	$2,085
Unrealized gains (losses) on cash flow hedges	3,871	(1,490)	2,381	(434)	167	(267)
Total	$(6,792)	$2,619	$(4,173)	$2,960	$(1,142)	$1,818

The following table summarizes the activity in accumulated other comprehensive income (loss), net of tax, in 2013.

	Investment Securities Available For Sale	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2013	$2,085	$(267)	$1,818
Other comprehensive income (loss) before reclassifications, net of tax	(7,892)	2,648	(5,244)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(747)	—	(747)
Net other comprehensive income (loss) during period	(8,639)	2,648	(5,991)
Balance at December 31, 2013	$(6,554)	$2,381	$(4,173)

Amounts reclassified from accumulated other comprehensive are included in the consolidated statements of operations as follows.

Accumulated Other Comprehensive Income Component	Year Ended December 31, 2013	Line Item Within Statement of Operations
Investment securities available for sale:
Gross reclassification	$(1,215)	Gain on sales of available for sale securities
Income tax expense	468	Income taxes
Reclassification, net of tax	$(747)

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE S – CUMULATIVE PERPETUAL PREFERRED STOCK

Series A Preferred Stock

Pursuant to the Treasury’s TARP Capital Purchase Program, Crescent issued $24,900 in Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), on January 9, 2009. In addition, Crescent provided a warrant to the Treasury to purchase 833,705 shares of its common stock at an exercise price of $4.48 per share. This warrant was immediately exercisable and expires ten years from the date of issuance. The Series A Preferred Stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years and 9 percent per annum thereafter. The Series A Preferred Stock is redeemable at the option of the Company, subject to regulatory approval.

The Company assigned a fair value to both the Series A Preferred Stock and common stock warrant in acquisition accounting in connection with Piedmont's acquisition of Crescent. These securities represent other equity interests that were recorded at estimated fair value. The Series A Preferred Stock was valued based on forecasting expected cash flows with an assumed repayment date and discounting these cash flows based on current market yields for preferred stock with similar risk. For purposes of the discount rate, the Company used the market yield on an index of publicly traded preferred stocks adjusted for a liquidity factor. The Series A Preferred Stock was assigned a fair value of $24,400 at the acquisition date, and the discount between this value and the redemption value is being accreted as a reduction to retained earnings over the expected life.

The common stock warrants were valued at $1.59 per share, or $1,325 in the aggregate, at the acquisition date using a Black-Scholes option pricing model. Assumptions used in the Black-Scholes option pricing model were as follows:

Risk-free interest rate*	0.31%
Expected life of warrants	2 years
Expected dividend yield	—%
Expected volatility	65.10%
  * The risk-free interest rate was based on the market yield for two-year U.S. Treasury securities at the acquisition date.

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

Series B Preferred Stock

Pursuant to the ECB Merger Agreement, the Company agreed to exchange each share of ECB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, into one share of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock"). The redemption value of the Series B Preferred Stock is $17,949. At the closing of the ECB merger, the Company also issued a warrant to purchase 514,693.2 shares of the Company’s common stock to Treasury in exchange for the warrant issued by ECB to Treasury on January 16, 2009 to purchase 144,984 shares of ECB’s common stock. The warrant issuance reflects the exchange ratio associated with the ECB merger. This warrant was immediately exercisable and expires ten years from the date of issuance. The Series B Preferred Stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years and 9 percent per annum thereafter. The Series B Preferred Stock is redeemable at the option of the Company subject to regulatory approval.

The Company assigned a fair value to both the Series B Preferred Stock and common stock warrant in acquisition accounting. These securities represent other equity interests that were recorded at estimated fair value. The Series B Preferred Stock was valued based on forecasting expected cash flows with an assumed repayment date and discounting these cash flows based on current market yields for preferred stock with similar risk. For purposes of the discount rate, the Company used the market yield on an index of publicly traded preferred stocks adjusted for a liquidity factor. The Series B Preferred Stock was assigned a fair value of $17,553 at acquisition, and the discount between this value and the redemption value is being accreted as a reduction to retained earnings over the expected life.

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

Series A and B Preferred Stock Redemption

See subsequent events at Note U for a description of the Company's redemption of the Series A and Series B Preferred Stock and related common stock warrants.

NOTE T – PARENT COMPANY FINANCIAL DATA

VantageSouth Bancshares, Inc. is the parent holding company of the Bank. The following tables present the parent company-only condensed balance sheets as of December 31, 2013 and 2012 and related condensed statements of operations and cash flows for the year ended December 31, 2013, the 2012 Successor Period and 2012 Predecessor Period.

Condensed Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$4,951	1,944
Investment in subsidiary	271,576	178,308
Other assets	996	710
Total assets	$277,523	$180,962

Liabilities
Long-term debt	$43,610	$5,497
Deferred tax liability	37	601
Accrued interest payable and other liabilities	1,577	923
Total liabilities	45,224	7,021

Stockholders' equity
Preferred stock	42,785	24,657
Common stock	46	36
Common stock warrant	1,457	1,325
Additional paid-in capital	188,908	147,510
Retained earnings (accumulated deficit)	3,276	(1,405)
Accumulated other comprehensive income (loss)	(4,173)	1,818
Total stockholders' equity	232,299	173,941
Total liabilities and stockholders' equity	$277,523	$180,962

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Condensed Statements of Operations

	Successor Company		Predecessor Company
	Year Ended December 31, 2013	Period from February 1 to December 31, 2012	Period from January 1 to January 31, 2012

Income:
Interest and dividend income	$12	$15	$2
Other income	221	123	2
Total income	233	138	4
Expense:
Interest expense	1,566	467	46
Other expense	461	529	13
Total expense	2,027	996	59
Loss before income tax benefit and equity in undistributed earnings of subsidiary	(1,794)	(858)	(55)
Income tax benefit	(610)	(292)	(18)
Loss before equity in undistributed earnings of subsidiary	(1,184)	(566)	(37)
Equity in undistributed earnings of subsidiary	8,358	4,359	566
Net income	7,174	3,793	529
Dividends and accretion on preferred stock	2,493	1,346	122
Net income available to common stockholders	$4,681	$2,447	$407

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Condensed Statements of Cash Flows

	Successor Company		Predecessor Company
	Year Ended December 31, 2013	Period from February 1 to December 31, 2012	Period from January 1 to January 31, 2012

Cash flows from operating activities:
Net income	$7,174	$3,793	$529
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	(610)	(292)	(18)
Accretion of discount on long-term debt	112	55	5
Equity in undistributed earnings of subsidiary	(8,358)	(4,359)	(566)
Gain on disposal of non-marketable investment	(167)	—	—
Changes in assets and liabilities:
(Increase) decrease in other assets	166	(733)	11
Increase (decrease) in accrued expenses and other liabilities	538	282	(7)
Net cash used in operating activities	(1,145)	(1,254)	(46)

Cash flows from investing activities:
Investment in subsidiary	(32,000)	—	—

Cash flows from financing activities:
Proceeds from issuance of long-term debt	38,050	—	—
Restricted stock, canceled for tax withholding	(205)	—	—
Proceeds from exercise of stock options	110	32	—
Dividends paid on preferred stock	(1,803)	(2,548)	—
Net cash provided by (used in) financing activities	36,152	(2,516)	—

Net increase (decrease) in cash and cash equivalents	3,007	(3,770)	(46)
Cash and cash equivalents, beginning	1,944	5,714	5,760
Cash and cash equivalents, ending	$4,951	$1,944	$5,714

Supplemental disclosure of non-cash investing activities
Change in fair value of cash flow hedge, net of tax	$(74)	$(138)	$—
NOTE U – SUBSEQUENT EVENTS

Proposed Merger With Yadkin Financial Corporation

On January 27, 2014, the Company and Piedmont entered into an Agreement and Plan of Merger with Yadkin Financial Corporation (“Yadkin”) under which the Company and Piedmont will each merge with and into Yadkin (referred to collectively as the “Yadkin Merger”). Immediately following the completion of the Yadkin Merger, VantageSouth Bank will merge with and into Yadkin Bank, Yadkin’s wholly-owned banking subsidiary.

In the Yadkin Merger, each outstanding share of the Company's common stock, other than shares held by Piedmont, will be converted into the right to receive 0.3125 shares of Yadkin common stock. Pursuant to the Yadkin Merger Agreement, Yadkin will be the legal acquirer, but the Company (consolidated with Piedmont) will be the accounting acquirer due to the Company controlling a larger percentage of outstanding shares of the combined company. As of December 31, 2013, Yadkin had total assets of $1,806,027, deposits of $1,518,423, and shareholders' equity of $184,470. The Yadkin Merger is subject to all stockholder and regulatory approvals.

Yadkin Bank is a full-service community bank with thirty-three branches throughout its two regions in North and South Carolina. The Western Region serves Avery, Watauga, Ashe, Surry, Wilkes, Yadkin, Durham, and Orange Counties in North Carolina. The Southern Region serves Iredell, Mecklenburg, and Union Counties in North Carolina, and Cherokee and York Counties in South Carolina. Yadkin Bank provides mortgage lending services through its mortgage division, Yadkin Mortgage, headquartered in Greensboro, North Carolina. Securities brokerage services are provided by Yadkin Wealth, Inc., a Yadkin Bank subsidiary with offices located throughout the branch network.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Common Stock Offering and TARP Preferred Stock Repurchase

On January 31, 2014, the Company completed the sale of 9,197,475 shares of its common stock for $46,900 in a private placement issuance to new and existing accredited investors, including certain members of the Company's Board of Directors and their affiliates (the "Capital Raise"). The net proceeds of the Capital Raise were primarily used to repurchase the Company’s Series A and Series B Preferred Stock, which occurred on February 19, 2014. The Company also intends to use a portion of the proceeds from the Capital Raise to repurchase the common stock warrants also previously issued to Treasury. See Note S "Cumulative Perpetual Preferred Stock" for a description of the Series A and B Preferred Stock as well as the common stock warrants issued to Treasury.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures (as such term is defined by 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, management determined that, as of December 31, 2013, it maintained effective internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Registrant’s internal controls over financial reporting factors that could materially affect these controls during the three-month period ended December 31, 2013.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics that applies to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Ethics is available on the Company’s website at www.vantagesouth.com. The Company will provide any person without charge, upon request, a copy of such code of ethics by contacting: Investor Relations, VantageSouth Bancshares, Inc., 3600 Glenwood Avenue, Suite 300, Raleigh, NC. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver, including any implicit waiver, from a provision of the Code of Ethics, we will disclose the nature of such amendment or waiver on our website.

On November 18, 2011, Piedmont acquired 18,750,000 newly-issued shares of the Company’s common stock through a direct investment of $75 million in cash, thus acquiring a controlling interest in the Company. Piedmont increased its ownership of the Company’s common stock pursuant to a tender offer, in which it acquired approximately 6.1 million additional shares. On November 30, 2012, Piedmont again increased its ownership by 7.4 million shares of the Company’s common stock as part of the merger of Legacy VantageSouth Bank with the Company and the Bank. Piedmont currently owns 32,242,726 of the Company’s issued and outstanding shares of common stock.

On April 1, 2013, as part of its acquisition of ECB, the Company issued approximately 10.3 million shares of common stock to the shareholders of ECB. On January 31, 2014, the Company closed the sale of $46.9 million of its common stock to accredited investors in a private placement and issued approximately 9.1 shares of common stock. As of March 13, 2014 Piedmont beneficially owns shares of common stock entitling it to approximately 58.4% of the votes entitled to be cast by all stockholders of the Company. As the Company’s controlling stockholder, Piedmont has the power to control the election of the Company’s directors, determine its corporate and management policies and determine the outcome of any corporate transaction or other matter submitted to the Company’s stockholders for approval. Piedmont also has sufficient voting power to amend the Company’s organizational documents.

Board of Directors

The Company believes that its board as a whole should encompass a range of talent, skill and expertise enabling it to provide sound guidance with respect to the Company’s operations and interests. In addition to considering a candidate’s background and accomplishments, candidates are reviewed in the context of the current composition of the board and the evolving needs of our business.

The board of directors seeks directors with strong reputations and experience in areas relevant to the strategy and operations of the Company’s business. Each director identified below holds or has held senior executive positions in relevant organizations and has operating experience that meets this objective, as described below. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, corporate governance, risk management, and leadership development. The board of directors further believes that each of the director nominees has other key attributes that are important to an effective board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; and the commitment to devote significant time and energy to service on the board. A description of the specific experience, qualifications, attributes, or skills that led to the conclusion that each of the nominees should serve as a director of the Company is presented below.

The following table shows for each current director: (1) name; (2) current age; (3) how long he or she has been one of our directors; (4) position(s) with us, other than as a director, if applicable; (5) principal occupation and business experience for the past five years; and (6) a brief discussion of the specific experience, qualifications, attributes or skills that the board believes qualifies each director for service on the Company’s board. Except as otherwise indicated, each director has been engaged in his or her present principal occupation for more than five years. Six of the directors listed below are also directors of the Bank.

Name (Age)	Director Since	Position with the Company and Business Experience

J. Adam Abram (58)	2011
Mr. Abram has served as the Chairman of the Board of VantageSouth Bancshares, Inc. and VantageSouth Bank since November 2011. Mr. Abram has served as Chairman of Piedmont Community Bank Holdings, Inc., a bank holding company, since he co-founded the company in 2009. He has served as Chairman of Franklin Holdings (Bermuda), Ltd. since 2008 and served as President, Chief Executive Officer and director of James River Group, Inc., an insurance holding company, from its inception in 2002 until 2012. James River Group, Inc. was publicly traded until 2008.

David S. Brody (63)	2011
Mr. Brody has been a director of VantageSouth Bancshares, Inc. and VantageSouth Bank since November 2011. Mr. Brody has served as a director of Piedmont Community Bank Holdings, Inc. since November 2011. He is the founder and managing partner of Brody Associates, a real estate development company, which position he has held for over ten years. He is past Chairman of the board of trustees of East Carolina University and is President of The Brody Brothers Foundation. Mr. Brody was a founding board member of the Little Bank, Kinston, North Carolina.

Alan N. Colner (59)	2011
Mr. Colner has been a director of VantageSouth Bancshares, Inc. and VantageSouth Bank since November 2011. Mr. Colner has served as a director of Piedmont Community Bank Holdings, Inc. since 2009. Since January 2014, he has been Senior Advisor to PensionsFirst Group LLP, a solution provider to the global defined benefit pension industry, and he was Chief Executive Officer, North America of PensionsFirst from 2010 to 2013. Prior to taking on this role, Mr. Colner was a partner with Compass Advisers LLP, an international investment banking firm, since 2001. From 2002 to 2007, Mr. Colner served as a director for James River Group, Inc., an insurance holding company that was publicly traded until 2008.

Scott M. Custer (57)	2011
Mr. Custer has been a director and Chief Executive Officer of VantageSouth Bancshares, Inc. and VantageSouth Bank since November 2011. He has served as a director and Chief Executive Officer of Piedmont Community Bank Holdings, Inc. since 2010. Before joining Piedmont, he served as Chairman and Chief Executive Officer of RBC Bank (USA), a position he held since 2004. An active member of the community, Mr. Custer is on the boards of trustees for the College of William and Mary and William Peace University. He holds a bachelor’s degree in economics and business administration from the College of William and Mary.

George T. Davis, Jr. (59)	2013
Mr. Davis joined VantageSouth Bancshares, Inc. and VantageSouth Bank as a director in 2013. Mr. Davis served as a director of ECB Bancorp, Inc. and The East Carolina Bank from 1979 to April 2013. He is an attorney and sole proprietor of Davis & Davis (law firm), Swan Quarter, NC.

Thierry Ho (56)	2011
Mr. Ho has been a director of VantageSouth Bancshares, Inc. and VantageSouth Bank since November 2011. Mr. Ho has served as a director of Piedmont Community Bank Holdings, Inc. since 2009. He has been a Managing Director of Lightyear Capital LLC, a private equity fund, and a member of its investment committee since 2008. Mr. Ho has served on the board of directors of Lightyear Capital portfolio companies ARGUS Software, Inc., a provider of technology solutions for real estate asset valuation and operation management, and Athilon Group Holdings Corp., a financial services company.

J. Bryant Kittrell, III (62)	2013
Mr. Kittrell joined VantageSouth Bancshares, Inc. and VantageSouth Bank as a director in 2013. Mr. Kittrell served as a director of ECB Bancorp, Inc. and The East Carolina Bank from 1990 to April 2013. He serves as the President and owner of Kittrell & Associates, Inc., and as managing partner (since 2004) of Kittrell & Armstrong LLC, a commercial / industrial real estate development and sales company in Greenville, NC. Mr. Kittrell is past Mayor Pro-Tem of the City of Greenville and serves on the Board of Vidant Medical Center.

Joseph T. Lamb, Jr. (79)	2013
Mr. Lamb joined the Company as a director in 2013. Mr. Lamb served as a director of ECB and The East Carolina Bank from 1981 to April 2013. He is the owner of Joe Lamb, Jr. & Associates, Inc. (real estate sales and rentals) and Lamb Realty, Inc. (realty company), Kitty Hawk, NC.

Steven J. Lerner (59)	2011
Dr. Lerner has been a director of VantageSouth Bank and VantageSouth Bancshares, Inc. since November 2011. Dr. Lerner has served as a Vice Chairman of Piedmont Community Bank Holdings, Inc. since he co-founded the company in 2009. He has served as the Chairman of FGI Research, a provider of online market research services, since he founded the company in 1981. From 2000-2012, Dr. Lerner served as Chairman of Capstrat, Inc., a strategic marketing communication firm, and he was Chairman of Yankelovich, Inc., a consumer research firm, from 2000-2008. Dr. Lerner has spent the last 30 years helping small and medium sized businesses maximize their potential. He has been involved in the formation of a number of companies including Blue Hill Group, and Sterling Cellular prior to its sale in 1993. Dr. Lerner serves on the board of advisors of Bandwidth.com, a provider of next generation communications services. Dr. Lerner received both a Ph.D. and an M.A. from the University of North Carolina at Chapel Hill, and he currently serves as a member of the University’s board of trustees.

James A. Lucas, Jr. (62)	1998
Mr. Lucas has been a director of VantageSouth Bancshares, Inc. and VantageSouth Bank since he co-founded the Bank in 1998. Mr. Lucas, a Certified Public Accountant, is managing partner of James A. Lucas and Company LLP, a private accounting firm established in 1966. Mr. Lucas has 40 years of experience in corporate finance, accounting, tax, and auditing of businesses in various industries. He is a member of the American Institute of Certified Public Accountants and the North Carolina Association of Certified Public Accountants.

Charles A. Paul, III (48)	2006
Mr. Paul has been a director of VantageSouth Bancshares, Inc. and VantageSouth Bank since 2006. Mr. Paul was a founding director of Port City Capital Bank (2002) prior to its acquisition by the Company in 2006. Mr. Paul currently serves as the President & CEO of Bald Head Island Limited LLC, the principal owner, operator and developer of the Island resort community. Additionally, since 2000, Mr. Paul has been a Managing Partner of Harbor Island Partners LLC, a private equity firm headquartered in Wilmington, North Carolina. Prior to his tenure in the private equity industry, Mr. Paul worked in the investment banking industry, principally specializing in the distressed securities area, in Manhattan, New York, and was previously employed by J.P. Morgan Chase & Co., and Salomon Brothers, Inc. He holds a Masters in Business Administration from Harvard University. Mr. Paul currently serves on the board of trustees of Cape Fear Academy; Board of Cape Fear Council Boy Scouts of America (Mr. Paul is an Eagle Scout); Board of University of North Carolina at Wilmington Cameron School of Business; and serves on the North Carolina Banking Commission.

A. A. Wellford Tabor (45)	2011
Mr. Tabor has been a director of VantageSouth Bancshares, Inc. and VantageSouth Bank since November 2011. Mr. Tabor has served as a director of Piedmont Community Bank Holdings, Inc. since 2009. He has been the Managing Partner of Keeneland Capital LLC, an investment firm which makes public and private investments, since May 2009. Mr. Tabor was a Partner at Wachovia Capital Partners, a private equity firm, from 2000 through 2009. Mr. Tabor serves as a director of Concho Resources, Inc., and numerous private companies and community organizations. From 2003 to 2007, Mr. Tabor served as a director for James River Group, Inc., an insurance holding company that was publicly traded until 2008.

Nicolas D. Zerbib (42)	2011
Mr. Zerbib has been a director of VantageSouth Bancshares, Inc. and VantageSouth Bank since November 2011. Mr. Zerbib has served as a director of Piedmont Community Bank Holdings, Inc. since November 2011. He has been employed by Stone Point Capital LLC, a private equity fund, since 1998 and is currently a Senior Principam and a member of its investment committee. Mr. Zerbib has served as a director of several Stone Point Capital portfolio companies, including The ARC Group, LLC, a wholesale insurance broker, mherst Holdings, LLC, a specialist broker-dealer focusing on mortgage-related securities, FHodges Mace Holdings, LLC, an employee benefits enrollment and administration services company, reepoint Commodities LLC, a commodities merchant trading company, Higginbotham Insurance Agency, Inc., a risk management and financial services firm, NXT Capital, Inc., a commercial finance company, Preferred Concepts LLC, a program administrator and wholesale broker, Privilege Underwriters, Inc., a managing general agent for personal lines products, and StoneRiver Holdings, L.P., a provider of insurance technology, professional services and outsourcing solutions to the insurance industry. From 2005 to 2007, Mr. Zerbib served as director for James River Group, Inc., an insurance holding company that was publicly traded until 2008.

Director Independence

With the exception of Mr. Custer, the Chief Executive Officer of the Company and the Bank, each member of the Company’s Board of Directors who served as a director of the Company for any part of 2013, or who currently serves as a director, is “independent” as defined by NYSE MKT listing standards.

Board Leadership Structure and Role in Risk Oversight

The board of directors is led by its chairman, Mr. Abram. At present, the positions of principal executive officer and chairman are held by different persons. The board does not have a formal policy as to whether the roles of chairman and principal executive officer should be separate. At this time, the board has determined that separating these roles and having an independent director serve as chairman of the board is in the best interests of the Company and its stockholders and that this division of responsibility facilitates communication between the board and executive management and is appropriate given the legal and regulatory requirements applicable to the Company.

The board of directors’ role in the risk management process is to oversee and monitor the Company’s risk management processes. The board outlines our risk principles and management framework and it sets high level strategy and risk tolerances, including the creation of internal controls and safeguards relating to credit, liquidity, interest rate, operational, transaction, legal, and reputation risks. In particular, the Board’s Risk Management Committee, composed of J. Adam Abram, David S. Brody (Chair), Alan N. Colner, Scott M. Custer, Thierry Ho, J. Bryant Kittrell, III, and Nicolas D. Zerbib, which meets quarterly or more frequently, coordinates the Board’s oversight and policy-making efforts to manage the Company’s risk profile, including, among other things, the Company’s credit, treasury and liquidity management functions.

In addition, the Board of Directors reviews proceedings of standing management committees to provide regular oversight of various aspects of the Company’s risk and the members of our management team responsible for that segment of the Company’s operations. The board believes that the overlapping oversight responsibilities of the committees provides a more thorough and consistent review of our risk profile. In total, the board of directors plays an active and essential role in the Company’s management of its risk profile.

Meetings and Committees of the Board of Directors

Board of Directors. The Company’s board of directors held nine meetings during 2013. Each director attended 75% or more of the aggregate number of meetings of the board of directors and any committees on which he served. The Company does not have a formal policy regarding director attendance at meetings of stockholders, however, each director is encouraged to attend stockholder meetings. Eight of the Company’s directors attended the 2013 annual meeting of stockholders.

The Company’s board of directors has four standing committees including an Audit Committee, Compensation Committee, Nominating and Governance Committee, and Risk Management Committee. In addition, the Bank board of directors has a standing Executive Committee.

Audit Committee. The Audit Committee is a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The present members of the Audit Committee are J. Adam Abram, Alan N. Colner (Chair), George T. Davis, Jr., Steven J. Lerner, James A. Lucas, Jr., and Charles A. Paul, III. The Audit Committee held eight meetings during 2013. The Company’s common stock is listed for quotation on the NYSE MKT, and each of the Audit Committee members during 2013 was “independent” and financially literate as defined by the NYSE MKT listing.

The Committee, in accordance with its charter and the Company’s policy on related party transactions, reviewed and approved all of the Company’s related party transactions. In considering these transactions, the Committee determined that the related party transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties, and were not expected to present unfavorable features to the Company. For additional information on the Company’s policy relating to related party transactions, please see “Indebtedness of Management and Certain Related Party Transactions” below.

The board of directors has determined that each of Mr. Colner, Mr. Lucas and Mr. Paul meets the requirements of the SEC for qualification as an “audit committee financial expert.” An audit committee financial expert is defined as a person who has the following attributes: (i) an understanding of generally accepted accounting principles (“GAAP”) and financial statements; (ii) the ability to assess the general application of GAAP in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that are of the same level of complexity that can be expected in the registrant’s financial statements, or experience supervising people engaged in such activities; (iv) an understanding of internal controls and procedures for financial reporting; and (v) an understanding of audit committee functions. The Audit Committee has adopted a formal written charter which is available on the Company’s website at www.vantagesouth.com.

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

During the course of its examination of the Company’s audit process in 2013, the Audit Committee reviewed and discussed the audited financial statements with management. The Audit Committee also discussed with the Company’s independent auditors, Dixon Hughes Goodman LLP, all matters required to be discussed in accordance with standards adopted by the Public Company Accounting Oversight Board. Furthermore, the Audit Committee received from Dixon Hughes Goodman LLP written disclosures and correspondence regarding their independence required by applicable requirements of the Public Company Accounting Oversight Board and discussed with Dixon Hughes Goodman LLP their independence with respect to the Company and the Bank.

Based on the review and discussions above, the Audit Committee: (i) recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC; and (ii) recommended that stockholders ratify the appointment of Dixon Hughes Goodman LLP as the Company’s independent registered public accounting firm for 2014.

The Audit Committee has considered whether the principal accountant’s provision of certain non-audit services to the Company is compatible with maintaining the independence of Dixon Hughes Goodman LLP. The Audit Committee has determined that such provision was compatible with maintaining the independence of Dixon Hughes Goodman LLP.

This report is submitted by the Audit Committee:

J. Adam Abram	Steven J. Lerner
Alan N. Colner (Chair)	James A. Lucas, Jr.
George T. Davis, Jr.	Charles A. Paul, III

Compensation Committee. The members of the Compensation Committee are J. Adam Abram, Thierry Ho, Steven J. Lerner (Chair), A. Wellford Tabor and Nicolas D. Zerbib. Each of the present members of the Compensation Committee are “independent” within the meaning of the listing standards of the NYSE MKT, a “nonemployee director” as defined by Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and an “outside director” as determined in accordance with Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee has a charter, which is available at www.vantagesouth.com. The Compensation Committee met one time in 2013. The Compensation Committee reviews and recommends to the board the annual compensation, including salary, equity-based grants, incentive compensation, and other benefits for senior management and other Company and subsidiary employees.

From time to time, the Committee requests the Chief Executive Officer to be present at Committee meetings to discuss executive compensation and evaluate company and individual performance. Occasionally, other executives may attend a Committee meeting to provide pertinent financial or legal information. Executives in attendance may provide their insights and suggestions, but only the independent Committee members may vote on decisions regarding changes in executive compensation. The Committee discusses the Chief Executive Officer’s compensation with him, but final deliberations and all votes regarding his compensation are made without the Chief Executive Officer present.

The Compensation Committee of the Company may engage a compensation consultant to advise the committee on matters related to executive officer, employee and director compensation, and compliance with applicable laws and regulations relating to compensation-related matters, although the Committee did not engage a consultant during 2013. The Compensation Committee does not delegate any of its authority as set forth in its charter to any other persons.

The Compensation Committee has adopted a formal written charter which is available on the Company’s website at www.vantagesouth.com.

Nominating and Governance Committee. The board of directors has a standing Nominating and Governance Committee, which is comprised of all members of the board of directors. Based upon Piedmont’s ownership of more than 50% of our outstanding common stock, the Company is a “controlled company” as defined by the NYSE MKT listing standards. As a result, we are permitted to utilize the exemption afforded to controlled companies under the listing standards, which permit non-independent directors to participate in the nomination of directors. Scott M. Custer, the Company’s Chief Executive Officer, is our only non-independent director, and participates in director nominations, but is not a member of our Audit or Compensation Committees.

The Nominating and Governance Committee has adopted a formal written charter which is available on the Company’s website at www.vantagesouth.com.

Director Nomination Process

In accordance with our Company’s Amended and Restated Bylaws, a stockholder may nominate persons for election as directors. If the officer presiding at the annual meeting determines that a nomination was not made in accordance with the requirements of Section 3.8 of our bylaws, the nomination may be disregarded. The bylaws require written notice of the nomination addressed to the Corporate Secretary of the Company be received at our principal executive office of 3600 Glenwood Avenue, Suite 300, Raleigh, North Carolina 27612 no later than 90 days before, but no earlier than 120 days before, the first anniversary of the preceding year’s annual meeting. However, if the annual meeting is scheduled to take place more than 30 days before or more than 70 days after the one-year anniversary of the prior year’s annual meeting, notice must be provided to the Company’s Secretary no earlier than 120 days prior to the annual meeting and not after the later of (i) 90 days prior to the scheduled annual meeting and (ii) 10 days following the day on which the public announcement of the scheduled date of the annual meeting is made by the Company. Additionally, the notice must include information regarding the proposed nominee and the stockholder making the nomination that is required in Section 3.8(a)(2) of our Amended and Restated Bylaws.

The board of directors has not adopted a formal policy or process for identifying or evaluating director nominees, but it informally solicits and considers recommendations from a variety of sources, including members of the community, customers and stockholders of the Company, and professionals in the financial services industry and in other economic sectors when considering prospective directors. Once a potential nominee has been identified, the board of directors then considers the potential nominee’s business experience; knowledge of the Company and the financial services industry; experience in serving as a director of the Company or another financial institution or public company generally; wisdom, integrity and analytical ability; familiarity with and participation in the communities served by the Company; commitment to and availability for service as a director.

Although the Company does not have a policy with regard to the consideration of diversity in identifying director nominees, the board of directors does consider it in identifying well-qualified director nominees. The board of directors strives to nominate individuals with a variety of complementary skills so that, as a group, the board of directors will possess the appropriate talent, skills, and expertise to oversee the Company’s business.

Stockholder Communications

The Company does not currently have a formal policy regarding stockholder communications with the board of directors, however, any stockholder may submit written communications to our Corporate Secretary, 3600 Glenwood Avenue, Suite 300 Raleigh, North Carolina 27612, whereupon such communications will be forwarded to the board of directors if addressed to the board of directors as a group or to the individual director or directors addressed.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and executive officers of the Company are required by federal law to file reports with the Securities and Exchange Commission (“SEC”) regarding their beneficial ownership of shares of the Company’s Common Stock on the date that they are first elected as a director or an executive officer, as well as subsequent changes in their beneficial ownership of the Company’s Common Stock. To the best of the Company’s knowledge, all such ownership reports were timely filed in 2013, except that Mr. Paul failed to timely file one Form 4 covering one late transaction.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

Set forth below is certain biographical information regarding the current executive officers of the Company and the Bank, other than Scott M. Custer, the Chief Executive Officer of the Company and the Bank, whose biographical information is included with that of other members of the Board of Directors above.

Name (Age)	Officer Since	Position with the Company and Business Experience

Terry S. Earley (55)	2012
Mr. Earley has served as Executive Vice President and Chief Financial Officer of VantageSouth Bancshares, Inc. since February 2012, and VantageSouth Bank since March 2012. He is also CFO of Piedmont Community Bank Holdings, Inc., a position he has held since 2011. Prior to joining Piedmont, Mr. Earley served as President and Chief Executive Officer of Rocky Mountain Bank and Rocky Mountain Capital, located in Jackson, Wyoming, in 2010, and as CFO of Bancorp of the Southeast, LLC, located in Ponte Vedra, Florida, in 2009. Mr. Earley served as Chief Financial Officer and Chief Operating Officer of RBC Bank (USA), which he joined in 1992. As CFO of VantageSouth, he is responsible for the implementation of financial strategies, including investment management, financial accounting and reporting, and he oversees the technology and operational functions of the Bank. A leader in his community, Mr. Earley is a member of First Baptist Church and is a former board member of Faith Christian School, Rocky Mount, North Carolina. He holds a bachelor’s degree from the University of North Carolina at Chapel Hill in business administration.

Steven W. Jones (45)	2011
Mr. Jones has been President of Legacy VantageSouth Bank since 2010 and continues in that position as President of the Bank. From 2009 to 2010, Mr. Jones served as Executive Vice President and Chief Operating Officer of First American Financial Management Company, a proposed bank holding company. Prior to that, Mr. Jones spent over 10 years working at RBC Bank (USA) in a variety of leadership roles, including President (Carolinas and Virginia), President (Personal and Business Banking), Regional President (Florida Personal and Business Banking) and Regional Manager (Personal and Business Banking - Eastern Sandhills Region). Mr. Jones is responsible for the Bank’s businesses, including commercial banking, retail banking, government lending and the mortgage division. He is a member of the Triangle board of the American Heart Association and currently serves on the board of trustees for East Carolina University, where he received his bachelor’s degree.

Executive Compensation

The Company believes that its compensation policies and procedures, which are reviewed and recommended by the Compensation Committee and approved by the board of directors, encourage a culture of pay for performance and are strongly aligned with the long-term interests of stockholders. The Company did not make any equity awards during either 2012 or 2013.

Our board of directors and management believe that the compensation paid to the named executive officers is reasonable and competitive. The board uses various methods and analyses in setting the compensation for the named executive officers and strives to pay fair compensation to its named executive officers, and all employees, and believes its compensation practices are reasonable. We also believe that both the Company and our stockholders benefit from responsive corporate governance policies and constructive and consistent dialogue.

Summary Compensation Table

The following table shows the total compensation awarded to, paid to or earned by each of the Company’s named executive officers for the years ended December 31, 2013 and December 31, 2012. The named executive officers include the Company’s principal executive officer for the year ended December 31, 2013, and the Company’s three most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2013.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Option Awards	All Other Compensation (3)	Total

Scott M. Custer	2013	$320,000	$400,000	$—	$—	$720,000
President and Chief Executive Officer	2012	320,000	300,000	0	0	620,000

Terry S. Earley	2013	260,000	200,000	0	0	460,000
Executive Vice President and Chief Financial Officer	2012	250,000	140,000	0	0	390,000

Lee H. Roberts (4)	2013	260,000	0	0	13,650	273,650
Former Executive Vice President and Chief Operating Officer	2012	235,005	140,000	0	55,000	430,005

Steven W. Jones	2013	260,000	200,000	0	20,883	480,883
President of VantageSouth Bank	2012	235,000	160,000	0	8,655	403,655

(1)
Messrs. Custer, Earley, Roberts, and Jones are employees of both the Company and Piedmont. The total 2013 and 2012 salaries and bonuses paid by Piedmont and the Company to all named executive officers are shown above; however in 2013, Piedmont paid 15% of Mr. Custer’s salary and bonus and 10% of the salary and bonus of Messrs. Earley, Jones and Roberts; and in 2012, Piedmont paid 75% of Mr. Custer’s salary and bonus, 50% of the salary and bonus of Messrs. Earley and Roberts, and 25% of the salary and bonus of Mr. Jones.

(2)	Bonus amounts include discretionary payments made to each named executive officer.

(3)
The Company provides each named executive officer with certain group life, health, medical and other noncash benefits generally available to all salaried employees that are not included in this column pursuant to SEC rules. For Mr. Roberts, the amount shown in this column for 2013 is the employer match to 401(k) contributions, and for 2012 is the personal use portion of club membership dues. For Mr. Jones, the amounts shown in this column for 2013 and 2012 are employer matches to 401(k) contributions; and $6,200 in 2013 and $7,480 in 2012 for club membership dues.

(4)	Mr. Roberts resigned from the Company on February 5, 2014.

Restrictions on Executive Compensation

The Company was a participant in the U.S. Department of the Treasury’s TARP Capital Purchase Program. On January 9, 2009, the Company issued and sold to the Treasury shares of its preferred stock and a warrant to purchase common stock for an aggregate purchase price of $24.9 million in cash. In connection with the Treasury’s investment, the Company was required to follow certain corporate governance and compensation standards, including limitations on the compensation of its senior executive officers, applicable in certain situations. In that regard, the Company’s executive officers serving at that time executed a waiver whereby the executive voluntarily released the Company from any and all obligations to pay compensation prohibited by federal law and waived any present or future claims against the Company for any changes to the executive’s regular, bonus or incentive compensation or benefit-related arrangements, agreements, or policies and any other changes required to be made by the Treasury. At the closing of the Company’s transaction with the Treasury, the Company’s executive officers serving at that time also entered into executive compensation modification agreements to ensure the Company’s compliance with the laws and regulations governing the Company’s participation in the TARP Capital Purchase Program.

Following the completion of Piedmont’s investment, under the relevant regulatory guidance governing the TARP Capital Purchase Program, these corporate governance and compensation standards no longer apply to either Piedmont or the Company, and none of the currently-serving executive officers of the Company are subject to these restrictions. Further, by virtue of its acquisition by the Company, the corporate governance and compensation standards applicable to ECB that relate to its participation in the TARP Capital Purchase Program are similarly not applicable to the Company.

Executive Employment Agreement

Mr. Custer’s Employment Agreement was originally entered into with Piedmont on December 16, 2009. It was amended and restated in April 2012 to, among other things, add the Company and the Bank as parties to the agreement, and reflect his appointment as Chief Executive Officer of the Company and appointment as Chief Executive Officer of the Bank. The Employment Agreement has a three-year term from the original effective date of December 16, 2009, which term is automatically extended by one year terms thereafter on each anniversary of the original effective date, provided that no party delivers ninety days prior written notice of termination. The Employment Agreement provides that Mr. Custer will receive an annual salary in 2012 of $320,000 for all services as an officer, director and employee of Piedmont, the Company and the Bank, as well as any of their affiliates (the “Employer Group”). After 2012, the amount of Mr. Custer’s salary is determined by the Company’s Board of Directors, provided that it will be no less than $300,000. The Employment Agreement also provides that Mr. Custer is eligible to receive a performance bonus of up to two times his salary each year based on the achievement of performance measures to be determined by the Company’s Board of Directors. Additionally, the Employment Agreement provides that Mr. Custer will receive grants of options for Piedmont stock in an amount equal 2% of equity issued in Piedmont equity financings, subject to certain limitations. The Employment Agreement also provides that Mr. Custer is to receive benefits commensurate with his position as a senior executive officer of the Bank, including participation in the Bank’s 401(k) plan and medical, dental, disability, and life insurance, subject to the terms of such plans.

The Employment Agreement provides that if Mr. Custer’s employment is terminated by the Employer Group without cause (as defined therein), he will receive severance payments equal to the monthly amount of his base salary for eighteen months following his termination of employment, subject to the execution of a release of claims against the Company and its affiliates and Mr. Custer’s compliance with certain obligations, including prohibitions on competing with the Employer Group and soliciting the Employer Group’s customers and employees.

401(k) Savings Plan

On April 9, 1999, the Bank adopted the Crescent State Bank Employees’ 401(k) Plan (“Crescent Plan”), effective January 1, 1999. On January 29, 2013, effective December 11, 2012, the Crescent Plan was replaced by the amended and restated VantageSouth 401(k) Plan (the “Plan”). An employee is eligible to participate in the Plan the first day of the month after completing 30 days of service and reaching age 18.

Participants are able to contribute a portion of their Compensation as a pre-tax deferral once they have met the eligibility requirements and enter the Plan. The maximum dollar amount each year is $16,500 (for 2013) and includes contributions made by participants to other deferral plans, e.g., other 401(k) plans, salary deferral SEP plans, and 403(b) tax sheltered annuity plans. This amount will increase as the cost of living increases. A participant who turns age 50 before the end of any calendar year may defer up to an extra $5,500 each year (for 2013) into the Plan as a pre-tax contribution once they meet certain Plan limits. The maximum catch-up amount may increase as the cost of living increases. Once a participant satisfies the eligibility requirements, the Bank will make a safe harbor matching contribution based on the deferral amount elected. The safe harbor matching contribution is 100% of the participant’s deferrals up to 3% of compensation plus a 50% matching contribution on any additional deferrals above 3% up to 5% of compensation. Safe harbor matching contributions will be fully vested.

Allocation of Employment Costs

As described under “Item 13. Certain Relationships and Related Transactions, and Director Independence,” Piedmont pays fees to the Bank for services rendered by the Company and the Bank to Piedmont pursuant to the Services Agreement. A portion of the fee that is paid by Piedmont to the Bank is determined based upon a percentage of the salary, benefit costs and any year-end bonuses (the “Employment Costs”) of employees that provide services to Piedmont, the Company and the Bank, including the executive officers of the Company and the Bank. The applicable percentage of the Employment Costs paid by Piedmont is based upon the estimated amount of work to be performed by each employee for each of the relevant entities.

Based upon this estimate, the monthly fee paid by Piedmont to the Bank includes 15% of the Employment Costs for Scott M. Custer, Chief Executive Officer of the Company and Chief Executive Officer of the Bank, and 10% of the Employment Costs for Terry S. Earley, Executive Vice President and Chief Financial Officer of both the Company and the Bank, and Lee H. Roberts, former Chief Operating Officer of both the Company and the Bank.

Additionally, under the Services Agreement, until its acquisition of Legacy VantageSouth, the Bank paid a monthly fee to Legacy VantageSouth for the services rendered to the Bank by Steven W. Jones, the President of the Bank and another employee, each of whom received compensation and benefits from Legacy VantageSouth. The applicable portion of the Employment Costs was also determined based upon the estimated amount of work performed by these individuals for each of these entities. Based upon the estimate applicable to Mr. Jones, the monthly fee paid by the Bank to Legacy VantageSouth was 80% of his Employment Costs. Following the November 30, 2012 merger of Legacy VantageSouth with and into the Bank, the Bank no longer pays the fees described in this paragraph pursuant to the Services Agreement.

Equity Incentive Awards

In 2013, the Company did not make any equity incentive awards to its executive officers.

2006 Omnibus Stock Ownership and Long-Term Incentive Plan

The stockholders of the Company approved the 2006 Omnibus Stock Ownership and Long-Term Incentive Plan (the “2006 Omnibus Plan”) at the 2006 Annual Meeting of Shareholders to replace the previously approved stock option plans of the Company. The 2006 Omnibus Plan authorized the issuance of awards covering 279,015 shares of the Company’s common stock, as of December 31, 2013 to directors of the Company and its subsidiaries, as well as eligible employees. The awards may be issued in the form of incentive stock option grants, nonstatutory stock option grants, restricted stock grants, long-term incentive compensation units or stock appreciation rights. In the event the number of shares of common stock that remain available for future issuance under the 2006 Omnibus Plan as of the last day of each calendar year is less than 1.5% of the total number of shares of common stock issued and outstanding as of such date, then the pool of awards shall be increased by the difference between 1.5% of the total number of shares of common stock issued and outstanding and the number of awards still remaining in the 2006 Omnibus Plan pool.

In 2013, there were no stock options or restricted stock awards granted to directors, named executive officers or employees under the 2006 Omnibus Plan.

Outstanding Equity Incentive Plan Awards at Fiscal Year End

The following table provides information about outstanding equity awards held by the named executive officers as of December 31, 2013. All outstanding equity awards were subject to service-based vesting and are for warrants to purchase shares of Piedmont’s common stock.

Outstanding Equity Awards at 2013 Fiscal Year End

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expiration Date

Scott M. Custer	2,407	2,407	$121.59	4/20/2021
	8,491	8,491	123.98	11/17/2021
	2,887	2,887	123.19	12/21/2021

Terry S. Earley	4,246	4,246	123.98	11/17/2021
	1,444	1,444	123.19	12/21/2021

Lee H. Roberts	1,444	1,444	121.59	4/20/2021
	4,246	4,246	123.98	11/17/2021
	1,444	1,444	123.19	12/21/2021

Steven W. Jones	963	963	121.59	4/20/2021
	4,246	4,246	123.98	11/17/2021
	1,444	1,444	123.19	12/21/2021

(1)
The warrants were granted under Piedmont’s warrant plan and are to purchase Piedmont common stock. In connection with equity offerings, Piedmont has issued warrants to certain directors and members of senior management. The warrants were granted on April 21, 2011, November 18, 2011, and December 22, 2011 with 25% vesting on each of the first, second, third and fourth anniversaries of the grant date. The exercise price of each grant is as of December 31, 2012 and is based on Piedmont’s common stock achieving a minimum internal rate of return.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 for all equity compensation plans of the Company (including individual arrangements) under which the Company is authorized to issue equity securities.

Equity Compensation Plans (2013)

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column) (1)

Equity compensation plans approved by security holders (2)	26,917	(3)	$ 9.74	279,015	(4)

Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	26,917		$ 9.74	279,015

(1)	Refers to shares of Common Stock.

(2)
The Company has assumed outstanding options originally granted by Port City Capital Bank that are not shown in the table, of which 122,718 options remain exercisable for Common Stock at a weighted average exercise price of $4.65 per share.

(3)
Includes 1,897 shares issuable upon exercise of outstanding options under the 2003 Incentive Stock Option Plan and 25,020 shares issuable upon exercise of outstanding options under the 2006 Omnibus Stock Ownership and Long Term Incentive Plan.

(4)	Includes 279,015 shares remaining for future issuance under the 2006 Omnibus Stock Ownership and Long Term Incentive Plan.

Options Assumed in Corporate Acquisitions. In connection with the acquisition of Port City Capital Bank (“PCCB”) in 2006, the Company assumed outstanding stock options that had been granted under the stock option plans of the acquired company. As of December 31, 2013, 122,718 assumed options under the PCCB Incentive Stock Option Plan and PCCB Non-Statutory Stock Option Plan were fully vested and exercisable for common stock at a weighted average exercise price of $4.65 per share. The Company did not assume the stock option plans of the acquired company, and since the closing of the acquisition, no additional stock options have been granted, nor are any authorized to be granted, under these plans.

Director Compensation

Director Fees. Directors who are also employees of the Company receive no compensation for their service as directors. However, non-employee directors receive an annual retainer fee of $25,000 ($40,000 in the case of the Chairman of the Audit Committee, $30,000 in the case of the Chairman of the Risk Committee, and $150,000 in the case of the Chairman of the Board). While Piedmont paid a portion of each of these fees, the total fees earned are shown below.

Equity Compensation. The Company did not grant any equity awards to its non-employee directors during the year ended December 31, 2013 for their service on the Board. As of December 31, 2013, only Mr. Paul held fully vested outstanding stock options to acquire 20,037 shares of the Company’s common stock.

Other. Our directors are also covered by director and officer liability insurance, and each is entitled to reimbursement for reasonable out-of-pocket expenses in connection with meeting attendance.

The following table presents a summary of all compensation earned by the Company’s directors for their service as such during the year ended December 31, 2013, other than with respect to Mr. Custer, who served as an executive officer of the Company during 2013, and whose compensation is set forth in the Summary Compensation Table above.

2013 Director Compensation Table

Name (1)	Fees Earned or Paid in Cash	All Other Compensation	Total

J. Adam Abram	$150,000	$—	$150,000
David S. Brody (1)	30,000		30,000
Alan N. Colner	40,000	0	40,000
George T. Davis, Jr. (2)	18,750	0	18,750
Thierry Ho (3)	25,000	0	25,000
J. Bryant Kittrell, III (2)	18,750	0	18,750
Joseph T. Lamb, Jr. (2)	18,750	0	18,750
Steven J. Lerner	25,000	0	25,000
James A. Lucas, Jr.	25,000	0	35,000
Charles A. Paul, III (4)	25,000	0	35,000
Jon S. Rufty	25,000	0	35,000
A. Welford Tabor	25,000	0	25,000
Nicolas D. Zerbib (5)	25,000	0	25,000

(1)	Mr. Brody’s fees were paid to Terrior, LLC.

(2)	The 2013 Director Compensation Table reflects partial year compensation for Messrs. Davis, Kittrell and Lamb because they were appointed to the Company’s Board on April 1, 2013.

(3)	Mr. Ho’s fees were paid to Lightyear Capital II, LLC.

(4)	At December 31, 2013, Mr. Paul had outstanding stock options to acquire 20,037 shares of the Company’s common stock.

(5)	Mr. Zerbib’s fees were paid to Stone Point Capital LLC.

Compensation Committee Interlocks and Insider Reporting

The members of the Compensation Committee are J. Adam Abram, Thierry Ho, Steven J. Lerner (Chair), A. Wellford Tabor and Nicolas D. Zerbib. Each of the present members of the Compensation Committee are “independent” within the meaning of the listing standards of the NYSE MKT, a “nonemployee director” as defined by Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and an “outside director” as determined in accordance with Section 162(m) of the Internal Revenue Code of 1986, as amended. No member of this committee was at anytime during 2013 or at any other time an officer or employee of the Company, and no member of this committee had any other relationship with the Company requiring disclosure under Item 404 of Regulation S-K. No executive officer of the Company has served on the board of directors or Compensation Committee of any other entity that has or has had one or more executive officers who served as a member of the Nominating or Compensation Committee during 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

Beneficial Ownership of Voting Securities

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2014 by (1) each of our current directors and director nominees; (2) each of our named executive officers; (3) all of our present executive officers and directors as a group; and (4) each person or entity known to us to be the beneficial owner of more than five percent of our outstanding common stock. This information has been provided by each of the directors and executive officers at our request or derived from statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act. Unless otherwise indicated, the address for each person included in the table is 3600 Glenwood Avenue, Suite 300, Raleigh, North Carolina 27612.

Discussion of the beneficial ownership of our common stock is based upon “beneficial ownership” concepts described in the rules issued under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose or to direct the disposition of the security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from March 13, 2014.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Shares Beneficially Owned (1)

5% Shareholders:
Piedmont Community Bank Holdings, Inc. (2)	32,242,726	58.35%
Wellington Management Company, LLP (3)	4,085,777	7.39%

Directors:
J. Adam Abram	107,976	*
David S. Brody (4)	157,643	*
Alan N. Colner	300	*
Scott M. Custer	619	*
George Thomas Davis, Jr. (5)	439,415	*
Thierry Ho	300	*
J. Bryant Kittrell, III (6)	35,500	*
Joseph T. Lamb, Jr. (7)	437,361	*
Steven J. Lerner	2,300	*
James A. Lucas, Jr. (8)	567,524	1.03%
Charles A. Paul, III (9)	142,388	*
A. Wellford Tabor	300	*
Nicolas D. Zerbib	300	*

Executive Officers, who are not also Directors:
Terry S. Earley	10,600	*
Steven W. Jones	12,819	*
Lee H. Roberts	2,000	*

All Current Directors and Executive Officers, as a Group (16 persons) (10)	1,917,345	3.47%

* Less than 1% of outstanding shares

(1)
The percentage of our common stock beneficially owned was calculated based on 55,255,340 shares of common stock issued and outstanding as of March 13, 2014. The percentage treats as outstanding all shares underlying equity awards that are exercisable within 60 days after March 13, 2014 held by the Directors and Executive Officers noted below, but not shares underlying equity awards that are exercisable by other stockholders.

(2)
The information regarding Piedmont is based on a Schedule 13D/A filed with the SEC on March 6, 2014. On the Schedule 13D/A filed in March 2014, Piedmont reported that it had sole voting and dispositive power with respect to 32,242,726 shares of Common Stock.

(3)
Wellington Management Company, LLP (“Wellington Management”), in its capacity as an investment adviser, may be deemed to have had beneficial ownership of 4,085,777 shares of common stock that are owned by numerous investment advisory clients, none of which is known to have such interest with respect to more than five percent of the class of shares. Wellington Management has shared voting authority over 4,085,777 shares and shared dispositive power over 4,085,777 shares. Wellington Management is a registered investment adviser under the Investment Advisers Act of 1940, as amended.

(4)
Includes 58,366 shares held by a Trust in which Mr. Brody is Trustee, 29,183 shares held by a Foundation of which Mr. Brody is co-president, 19,455 shares held by a limited liability company of which Mr. Brody holds a 25% interest, and 29,184 shares held by a GST Trust in which Mr. Brody is Trustee.

(5)
Includes 31,037 shares held by Mr. Davis’s spouse and 9,728 shares held by a Trust in which Mr. Davis’s spouse is Trustee. Also includes an aggregate of 327,572 shares held directly by Mr. Davis’s mother and aunt for whom he acts as attorney-in-fact and as to which shares Mr. Davis disclaims beneficial ownership.

(6)	Includes 3,550 shares held by Mr. Kittrell’s spouse.

(7)
Includes 135,137 shares held by Mr. Lamb’s spouse, 34,878 shares held by corporations in which Mr. Lamb is a director, officer and/or principal stockholder, and 2,485 shares held as custodian for Mr. Lamb’s grandchildren.

(8)
Includes 5,200 shares held in Mr. Lucas’s IRA, 153,147 shares held by a limited liability company of which Mr. Lucas holds a 50% interest, 80,600 shares held by another limited liability company of which Mr. Lucas holds a 50% interest, and 3,499 shares held by a corporation of which Mr. Lucas holds a 43% interest.

(9)	Includes 51,008 shares held by a limited liability company of which Mr. Paul is managing partner, and 20,037 shares subject to vested stock options.

(10)	Includes all shares reflected in this table as beneficially owned by each director of the Company, and by Messrs. Earley, Jones and Roberts, each of whom is an executive officer of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Related Party Transactions

The Bank has had, and expects to have in the future, transactions in the ordinary course of business with certain of its current directors, nominees for director, executive officers and their associates. As of December 31, 2013, total loans outstanding to directors and executive officers of the Company, and their associates as a group, equaled approximately $22.9 million. All loans included in such transactions were made on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing at the time such loans were made for comparable transactions with other persons, and do not involve more than the normal risk of collectability or present other unfavorable features. Loans made by the Bank to directors and executive officers are subject to the requirements of Regulation O of the Board of Governors of the Federal Reserve System. Regulation O requires, among other things, prior approval of the Board of Directors with any “interested director” not participating, dollar limitations on amounts of certain loans and prohibits any favorable treatment being extended to any director or executive officer in any of the Bank’s lending matters. To the best knowledge of the management of the Company and the Bank, Regulation O has been complied with in its entirety.

During 2013, the Bank paid a total of $152,802.86 in rent to Wake Property Investments, LLC, which owns the Bank’s Garner Branch Office. Director James A. Lucas, Jr. owns a 31.80% interest in JJK Holdings, LLC, the parent company of Wake Property Investments, LLC. Also during 2013, the Bank paid a total of $599,748.40 in rent to 4711 Six Forks, LLC, which owned the Bank’s Raleigh Main Branch office. 4711 Six Forks, LLC continues to own the Bank’s Raleigh Main Branch office. Director James A. Lucas, Jr. owns a 22.34% interest in such entity. The Bank continues to rent each of these properties.

Piedmont held approximately 90% of the voting shares of the Company as of March 31, 2013. On April 1, 2013, ECB was merged with and into the Company, increasing the Company’s total outstanding shares of common stock such that Piedmont held 70% of the Company’s voting shares. On January 31, 2014, the Company closed the sale of $47 million of its common stock to accredited investors in a private placement and issued approximately 9.1 shares of common stock. As of March 13, 2014 Piedmont now owns approximately 58% of the Company’s voting securities.

Two of the Company’s directors, Mr. J. Adam Abram and Mr. A. Wellford Tabor, are beneficial owners of Piedmont. In addition, Messrs. J. Adam Abram, David S. Brody, Alan N. Colner, Scott M. Custer, Thierry Ho, Steven J. Lerner, A. Wellford Tabor and Nicolas D. Zerbib, members of the Company’s board, are also directors of Piedmont. Adam Abram, Scott Custer and Steven Jones, who are directors or officers, or both, of the Company, were on the board of Legacy VantageSouth. Adam Abram, David Brody, Alan Colner, Scott Custer, Steven Lerner and Wellford Tabor, members of the Company’s board of directors, are also stockholders of Piedmont. Scott Custer, who serves as Chief Executive Officer of the Bank, serves as Chief Executive Officer of the Company and as President and Chief Executive Officer of Piedmont; Steven Jones, who serves as President of the Bank, serves as Head - Sales and Market Management for Piedmont; Lee Roberts, who formerly served as Chief Operating Officer of the Company and the Bank, also formerly served as Managing Director of Piedmont; and Terry Earley is Chief Financial Officer of Piedmont as well as CFO of the Company and the Bank.

In addition, the Company, the Bank, Legacy VantageSouth and Piedmont entered into an Affiliate Services Agreement, dated March 28, 2012 (the “Affiliate Agreement”) and effective retroactively to January 1, 2012, which was the date that the arrangements in the Affiliate Agreement were implemented. The Affiliate Agreement was updated on April 1, 2013. Under the Affiliate Agreement, the parties provided services to each other and allocated the associated costs. These services included executive management, accounting, human resources, regulatory compliance and other bank related functions. The Affiliate Agreement also complies with Sections 23A and 23B of the Federal Reserve Act.

Pursuant to the Affiliate Agreement, Piedmont paid a monthly fee to the Bank for certain services, which included reimbursement of a portion of the lease expense of 3600 Glenwood Avenue, Suite 300, Raleigh, North Carolina, which are Piedmont’s executive offices. Lease payments to the property owner are made by the Bank. The office space is also used by the Company and the Bank’s management. In the year ended December 31, 2013, Piedmont paid $85,845 to the Bank for lease expense. In addition, Piedmont paid $488,500 to the Bank in 2013 for salaries and benefits of employees that provide services to both Piedmont and the Bank. This salaries and benefits allocation is calculated pursuant to the Affiliate Agreement because all employees are paid by the Bank. Finally, certain directors and officers of the Company and the Bank were granted warrants for shares of Piedmont’s common stock in 2010 and 2011. Many of these individuals perform services for Piedmont and the Bank, therefore, stock based compensation cost related to these warrants is allocated to each company pursuant to the Affiliate Agreement. The Bank paid $864,654 to Piedmont in 2013 for stock based compensation cost related to Piedmont stock warrants.

The Company and Piedmont also entered into a Tax Sharing Agreement, effective December 22, 2011, under which the Company and the Bank, on the one hand, and Piedmont and its one subsidiary other than the Company, on the other hand, are responsible for and bear the cost of their respective tax obligations, calculated independently of each other. However, to the extent that Piedmont and its subsidiary benefit from the use of the Company and the Bank’s net operating losses, such tax benefit will be paid by Piedmont to the Company and the Bank.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Firm Fee Summary

The Audit Committee of the board of directors has appointed the firm of Dixon Hughes Goodman LLP, Certified Public Accountants (“Dixon Hughes”), as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2014, subject to stockholder ratification. The board of directors of the Company is requesting ratification of this appointment by the stockholders of the Company. It should be noted however that, even if this appointment is ratified by the stockholders of the Company, the Audit Committee in its discretion may replace the Company’s independent registered public accounting firm and appoint a new independent registered public accounting firm for the Company at any time during the year if it determines that such a change would be in the best interests of the Company.

A representative of Dixon Hughes is expected to be present at the annual meeting and available to respond to appropriate questions, and will have the opportunity to make a statement if he or she desires to do so.

The following table represents fees for professional services rendered by Dixon Hughes for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2013 and 2012 and fees billed in 2013 and 2012 for audit-related services, tax services and all other services rendered by Dixon Hughes for each of those fiscal years.

	Fiscal 2013	Fiscal 2012

Audit fees	$446,801	$402,127
Audit-related fees	20,360	26,933
Tax fees	33,450	33,450
All other fees	—	—
Total fees	$500,611	$462,510

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of the Company’s consolidated financial statements for fiscal years 2013 and 2012, for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q during fiscal years 2013 and 2012, and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the relevant fiscal years. These fees also include review of registration statements and procedures in connection with comfort letters.

Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for accounting consultation and audits of employee benefit plans.

Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for tax compliance, tax planning and tax advice. Tax compliance services consist of assistance with federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent registered public accounting firm that are not reported above under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.”

All services rendered by Dixon Hughes during 2013 and 2012 were subject to pre-approval by the Audit Committee.

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

VANTAGESOUTH BANCSHARES, INC.
Registrant

	By:	/s/ Scott M. Custer
Scott M. Custer
Date: March 13, 2014		President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Scott M. Custer	March 13, 2014
President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Terry S. Earley	March 13, 2014
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David B. Therit	March 13, 2014
Senior Vice President and Principal Accounting Officer

/s/ J. Adam Abram	March 13, 2014
J. Adam Abram, Chairman of the Board of Directors

/s/ David S. Brody	March 13, 2014
David S. Brody, Director

/s/ Alan N. Colner	March 13, 2014
Alan N. Colner, Director

/s/ George T. Davis, Jr.	March 13, 2014
George T. Davis, Jr., Director

/s/ Thierry Ho	March 13, 2014
Thierry Ho, Director

/s/ J. Bryant Kittrell, III	March 13, 2014
J. Bryant Kittrell, III, Director

/s/ Joseph T. Lamb, Jr.	March 13, 2014
Joseph T. Lamb, Jr., Director

/s/ Steven J. Lerner	March 13, 2014
Steven J. Lerner, Director

/s/ James A. Lucas, Jr.	March 13, 2014
James A. Lucas, Jr., Director

/s/ Charles A. Paul, III	March 13, 2014
Charles A. Paul, III, Director

/s/ A. Wellford Tabor	March 13, 2014
A. Wellford Tabor, Director

/s/ Nicolas D. Zerbib	March 13, 2014
Nicolas D. Zerbib, Director

Exhibit Index

Exhibit Number	Exhibit

2(i)	Agreement and Plan of Merger, dated May 2, 2011, by and between Crescent Financial Corporation and Crescent Financial Bancshares, Inc. (4)

2(ii)	Agreement and Plan of Merger, dated August 10, 2012, by and among Crescent Financial Bancshares, Inc., Crescent State Bank and VantageSouth Bank. (14)

2(iii)	Agreement and Plan of Merger, dated as of September 25, 2012, by and between ECB Bancorp, Inc. and Crescent Financial Bancshares, Inc. (15)

2(iv)	Agreement and Plan of Merger by and among Yadkin Financial Corporation, VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. dated as of January 27, 2014 (16)

3(i)	Amended and Restated Certificate of Incorporation of Crescent Financial Bancshares, Inc. (4)

3(ii)	Amended and Restated Bylaws of Crescent Financial Bancshares, Inc.(4)

3(iii)	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, as amended (17)

3(iv)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Crescent Financial Bancshares, Inc. (18)

4(i)	Form of Common Stock Certificate (12)

4(ii)	Warrant to purchase shares of common stock of Crescent Financial Bancshares, Inc., dated November 15, 2011 (5)

4(iii)	Warrant to Purchase 514,693.2 shares of Common Stock of Crescent Financial Bancshares, Inc. (17)

4(iv)	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (17)

4(v)	Form of Subordinated Note Certificate (19)

10(i)	Amended and Restated Declaration of Trust of Crescent Financial Capital Trust I, dated as of August 27, 2003 (1)

10(ii)	Indenture, dated as of August 27, 2003, between Crescent Financial Corporation and Wells Fargo Bank, N.A. (1)

10(iii)	Form of Junior Subordinated Debenture (1)

10(iv)	Guarantee Agreement, dated as of August 27, 2003, between Crescent Financial Corporation and Wells Fargo Bank, N.A.(1)

10(v)	Crescent State Bank Directors' Compensation Plan, dated as of February 22, 2005 (2)

10(vi)	2006 Omnibus Stock Ownership and Long Term Incentive Plan (3)

10(vii)	Investment Agreement, dated February 23, 2011 by and among Crescent Financial Corporation, Crescent State Bank, the Bank, and Piedmont Community Bank Holdings, Inc. (6)

10(viii)	Amendment to Investment Agreement, dated as of March 24, 2011 (7)

10(ix)	Amendment No. 2 to Investment Agreement, dated as of November 2, 2011 (7)

10(x)+	Indemnification Agreement, dated February 23, 2011 by and among Michael G. Carlton, Crescent Financial Corporation and Crescent State Bank (6)

10(xi)+	Amendment to Endorsement Split Dollar Agreement by and between Crescent State Bank and Michael G. Carlton dated November 2, 2011 (9)

10(xii)+	Amendment to Endorsement Split Dollar Agreement by and between Crescent State Bank and Bruce W. Elder dated November 2, 2011 (9)

10(xiii)+	Amendment to Endorsement Split Dollar Agreement by and between Crescent State Bank and Thomas E. Holder dated November 2, 2011 (9)

10(xiv)	Amendment No. 1 to Amended and Restated Directors' Compensation Plan, dated as of November 14, 2011 (8)

10(xv)	TARP Letter Agreement, dated November 15, 2011, by and among Crescent Financial Bancshares, Inc., Crescent Financial Corporation, and the U.S. Department of the Treasury (5)

10(xvi)	ARRA Letter Agreement, dated November 15, 2011, by and between Crescent Financial Bancshares, Inc. and the U.S. Department of the Treasury (5)

10(xvii)	Registration Rights Agreement, dated November 18, 2011, by and between Crescent Financial Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. (10)

10(xviii)	Tax Sharing Agreement, effective as of December 22, 2011, between Piedmont Community Bank Holdings, Inc. and Crescent Financial Bancshares, Inc. (11)

10(xix)+	Separation and Release Agreement, dated as of January 30, 2012, by and among Crescent Financial Bancshares, Inc., Crescent State Bank and Michael G. Carlton (13)

10(xx)+	Separation and Release Agreement, dated as of January 27, 2012 , by and between Crescent State Bank and Thomas E. Holder, Jr. (13)

10(xxi)+	Separation and Release Agreement, dated as of February 13, 2012, by and between Crescent State Bank and Ray D. Vaughn (13)

10(xxii)+	Separation and Release Agreement, dated as of March 15, 2012, by and among Crescent Financial Bancshares, Inc., Crescent State Bank and Bruce W. Elder (13)

10(xxiii)	Affiliate Services Agreement, entered into March 28, 2012, by and among Crescent Financial Bancshares, Inc., Crescent State Bank, Piedmont Community Bank Holdings, Inc. and VantageSouth Bank (13)

10(xxiv)	TARP Letter Agreement, dated April 1, 2013, by and among Crescent Financial Bancshares, Inc., ECB Bancorp, Inc. and the United States Department of the Treasury (17)

10(xxv)	ARRA Letter Agreement, dated April 1, 2013, by and between Crescent Financial Bancshares, Inc. and the United States Department of the Treasury (17)

10(xxvi)	Form of Subordinated Note Purchase Agreement (19)

10(xxvii)	Securities Purchase Agreement dated January 24, 2013 (16)

10(xxviii)	Registration Rights Agreement dated January 24, 2014 (16)

21	Subsidiaries (Filed herewith)

23	Consent of Dixon Hughes Goodman LLP (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

101.INS*	XBRL Instance Document.

101.SCH*	XRBL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

+ Management contracts and compensatory plans or arrangement.
* XBRL information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

1.	Incorporated by reference from Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.

2.	Incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2006.

3.	Incorporated by reference from Exhibit 99.1 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 11, 2006.

4.	Incorporated by reference from Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 16, 2011.

5.	Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2011.

6.	Incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2011.

7.	Incorporated by reference from Tender Offer Statement on Schedule TO filed by Piedmont Community Bank Holdings, Inc. with the Securities and Exchange Commission on November 8, 2011.

8.	Incorporated by reference from Solicitation/Recommendation Statement on Schedule 14D-9/A filed with the Securities and Exchange Commission on November 17, 2011.

9.	Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2011.

10.
Incorporated by reference from Amendment No. 2 to Tender Offer Statement on Schedule TO filed by Piedmont Community Bank Holdings, Inc. with the Securities and Exchange Commission on November 18, 2011.

11.	Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2012.

12.
Incorporated by reference from Exhibit 4.1 to the Post-Effective Amendment to the Registration Statement on Form S-8 (File No. 333-68990), filed with the Securities and Exchange Commission on November 18, 2011.

13.	Incorporated by reference from Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

14.	Incorporated by reference to the Exhibit 2.1 to Crescent Financial Bancshares, Inc.'s Current Report on Form 8-K dated August 13, 2012.

15.	Incorporated by reference to the Exhibit 2.1 to Crescent Financial Bancshares, Inc.'s Current Report on Form 8-K dated September 25, 2012.

16.	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2014

17.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2013

18.	Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2013

19.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 15, 2013