Form 10-Q
period 2014-03-31
VANTAGESOUTH BANCSHARES, INC.
filed 2014-05-12
CIK 1143921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarterly Period Ended March 31, 2014

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
Common Stock, $0.001 par value, 55,264,322 shares outstanding as of May 9, 2014

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
As of March 31, 2014 and December 31, 2013

(Dollars in thousands, except share data)	March 31, 2014	December 31, 2013*
Assets
Cash and due from banks	$30,969	$29,080
Interest-earning deposits with banks	42,474	71,699
Investment securities available for sale, at fair value	407,231	404,388
Investment securities held to maturity	3,119	500
Loans held for sale	11,158	8,663
Loans	1,381,926	1,389,666
Allowance for loan losses	(7,213)	(7,043)
Net loans	1,374,713	1,382,623
Federal Home Loan Bank stock, at cost	8,455	8,929
Premises and equipment, net	44,350	44,875
Bank-owned life insurance	33,386	33,148
Foreclosed assets	9,505	10,518
Deferred tax asset, net	52,276	54,867
Goodwill	26,254	26,254
Other intangible assets, net	5,657	5,883
Accrued interest receivable and other assets	56,643	38,130
Total assets	$2,106,190	$2,119,557

Liabilities
Deposits:
Non-interest demand	$198,710	$220,659
Interest-bearing demand	356,134	351,921
Money market and savings	472,968	467,814
Time	630,132	634,915
Total deposits	1,657,944	1,675,309
Short-term borrowings	129,500	126,500
Long-term debt	69,961	72,921
Accrued interest payable and other liabilities	11,764	12,919
Total liabilities	1,869,169	1,887,649

Stockholders’ Equity
Preferred stock, series A, no par value, 5,000,000 shares authorized, no shares issued or oustanding at March 31, 2014, 24,900 shares issued and outstanding at December 31, 2013	—	24,894
Preferred stock, series B, no par value, no shares issued or outstanding at March 31, 2014, 17,949 shares issued and outstanding at December 31, 2013	—	17,891
Common stock, $0.001 par value, 75,000,000 shares authorized; 55,260,170 and 46,037,685 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	55	46
Common stock warrants	1,457	1,457
Additional paid-in capital	233,608	188,908
Retained earnings	4,622	2,885
Accumulated other comprehensive loss	(2,721)	(4,173)
Total stockholders' equity	237,021	231,908
Total liabilities and stockholders' equity	$2,106,190	$2,119,557

*  Derived from audited consolidated financial statements.

See accompanying Notes to Consolidated Financial Statements.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2014	2013
Interest income
Loans	$19,906	$10,697
Investment securities	1,985	815
Federal funds sold and interest-earning deposits	26	16
Total interest income	21,917	11,528
Interest expense
Deposits	1,659	1,302
Short-term borrowings	78	12
Long-term debt	1,031	270
Total interest expense	2,768	1,584
Net interest income	19,149	9,944
Provision for loan losses	1,290	1,940
Net interest income after provision for loan losses	17,859	8,004
Non-interest income
Service charges and fees on deposit accounts	1,315	515
Government-guaranteed lending	2,341	1,119
Mortgage banking	318	391
Bank-owned life insurance	306	195
Gain on sales of available for sale securities	—	1,092
Other	387	150
Total non-interest income	4,667	3,462
Non-interest expense
Salaries and employee benefits	9,014	5,991
Occupancy and equipment	2,636	1,547
Data processing	1,030	644
FDIC deposit insurance premiums	390	227
Professional services	544	497
Foreclosed asset expenses, net	263	183
Loan, collection, and repossession expense	679	461
Merger and conversion costs	1,209	1,601
Restructuring charges	836	—
Other	2,130	1,516
Total non-interest expense	18,731	12,667
Income (loss) before income taxes	3,795	(1,201)
Income tax expense (benefit)	1,681	(395)
Net income (loss)	2,114	(806)
Dividends and accretion on preferred stock	377	369
Net income available (loss attributable) to common stockholders	$1,737	$(1,175)

Net income (loss) per common share
Basic	$0.03	$(0.03)
Diluted	$0.03	$(0.03)

Weighted average common shares outstanding
Basic	52,075,323	35,758,033
Diluted	52,360,688	35,758,033

See accompanying Notes to Consolidated Financial Statements.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013

Net income	$2,114	$(806)
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	3,311	(67)
Tax effect	(1,275)	27
Reclassification of gains on sales of securities recognized in earnings	—	(1,092)
Tax effect	—	421
Net of tax amount	2,036	(711)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(951)	90
Tax effect	367	(34)
Net of tax amount	(584)	56
Total other comprehensive income (loss)	1,452	(655)
Comprehensive income (loss)	$3,566	$(1,461)

See accompanying Notes to Consolidated Financial Statements.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2014

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Common Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
(Dollars in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2013	24,900	$24,894	17,949	$17,891	46,037,685	$46	$1,457	$188,908	$2,885	$(4,173)	$231,908
Net income	—	—	—	—	—	—	—	—	2,114	—	2,114
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,452	1,452
Stock-based compensation	—	—	—	—	—	—	—	144	—	—	144
Common stock issuance, net of issuance costs	—	—	—	—	9,197,475	9	—	44,457	—	—	44,466
Stock options exercised	—	—	—	—	25,017	—	—	99	—	—	99
Preferred stock repurchase	(24,900)	(24,900)	(17,949)	(17,949)	—	—	—	—	—	—	(42,849)
Accretion of discount on preferred stock	—	6	—	58	—	—	—	—	(64)	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(313)	—	(313)
Balance at March 31, 2014	—	$—	—	$—	55,260,177	$55	$1,457	$233,608	$4,622	$(2,721)	$237,021

See accompanying Notes to Consolidated Financial Statements.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Cash flows from operating activities
Net income (loss)	$2,114	$(806)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	144	129
Provision for loan losses	1,290	1,940
Accretion of acquisition discount on purchased loans	(5,084)	(3,567)
Depreciation	756	412
Amortization of core deposit intangible	226	109
Amortization of acquisition premium on time deposits	(614)	(484)
(Amortization) accretion of acquisition (premium) discount on long-term debt	(9)	38
Gain on mortgage loan commitments	24	299
Gain on sales of loans held for sale	(2,519)	(1,706)
Originations of loans held for sale	(42,264)	(72,982)
Proceeds from sales of loans held for sale	42,288	82,456
Increase in cash surrender value of bank-owned life insurance	(238)	(162)
Deferred income taxes	1,681	(395)
Gain on sales of available for sale securities	—	(1,092)
Net amortization of premiums on available for sale securities	624	150
Net loss on disposal of foreclosed assets	20	—
Valuation adjustments on foreclosed assets	62	180
Gains from change in fair value of interest rate swaps	—	(48)
Change in assets and liabilities:
Decrease in accrued interest receivable	756	1
(Increase) decrease in other assets	793	3,380
Decrease in accrued interest payable	(445)	(10)
Decrease in other liabilities	(447)	(5,822)
Net cash provided by (used in) operating activities	(842)	2,020
Cash flows from investing activities
Purchases of securities available for sale	(9,542)	(42,664)
Purchases of securities held to maturity	(3,119)	—
Proceeds from maturities and repayments of securities available for sale	9,388	5,551
Proceeds from call of securities held to maturity	500	—
Proceeds from sales of securities available for sale	—	18,559
Loan originations and principal collections, net	10,986	(28,619)
Proceeds from sales of loans	409	—
Purchases of trade accounts receivable, net	(21,037)	—
Purchases of premises and equipment	(231)	(946)
Proceeds from disposal of foreclosed assets	1,240	1,473
Proceeds from (purchases of) Federal Home Loan Bank stock	474	(75)
Net cash used in investing activities	(10,932)	(46,721)
Cash flows from financing activities
Net increase (decrease) in deposits	(16,751)	31,185
Repayments of short-term borrowings, net	—	(1,500)
Proceeds from issuance of long-term debt, net	50	9,000
Proceeds from issuance of common stock, net of issuance costs	44,466	—
Proceeds from exercise of stock options	99	99
Repurchase of preferred stock	(42,849)	—
Dividends paid on preferred stock	(577)	(309)
Net cash provided by (used in) financing activities	(15,562)	38,475
Net change in cash and cash equivalents	(27,336)	(6,226)
Cash and cash equivalents, beginning of period	100,779	50,463
Cash and cash equivalents, end of period	$73,443	$44,237

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
Interest	$3,836	$2,040
Income taxes	—	—
Noncash investing activities:
Transfers of loans to foreclosed assets	$309	$568
Change in fair value of securities available for sale, net of tax	2,036	(711)
Change in fair value of cash flow hedge, net of tax	(584)	56
See accompanying Notes to Consolidated Financial Statements.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of VantageSouth Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, VantageSouth Bank. The Company is a subsidiary of Piedmont Community Bank Holdings, Inc. ("Piedmont"), and its headquarters are located in Raleigh, North Carolina. In July 2013, the Company changed its name from Crescent Financial Bancshares, Inc. to VantageSouth Bancshares, Inc. The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They do not include all of the information and footnotes required by such accounting principles for complete financial statements, and therefore should be read in conjunction with the audited consolidated financial statements and accompanying footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Company’s 2013 Form 10-K”).

In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included, and all intercompany transactions have been eliminated in consolidation. Results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2014. The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements contained in the Company’s 2013 Form 10-K. A description of the significant accounting policies followed by the Company are as set forth in Note B of the Notes to Consolidated Financial Statements in the Company’s 2013 Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Recently Adopted and Issued Accounting Standards

In January 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for periods beginning after December 15, 2014. Adoption of this update is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this update are effective for periods beginning after December 15, 2014. Adoption of this update is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments were effective for periods beginning after December 15, 2012. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

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

	Three Months Ended March 31,
	2014	2013

Weighted average number of common shares	52,075,323	35,758,033
Effect of dilutive stock options and warrants	285,365	—
Weighted average number of common shares and dilutive potential common shares	52,360,688	35,758,033

Anti-dilutive stock options	24,417	181,861
Anti-dilutive warrant	—	833,705

NOTE C – MERGERS AND ACQUISITIONS

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

In the Yadkin Merger, each outstanding share of the Company's common stock, other than shares held by Yadkin, the Company, or Piedmont, will be converted into the right to receive 0.3125 shares of Yadkin common stock. Each share of Piedmont's common stock will be converted into the right to receive (i)6.28597 shares of Yadkin common stock, which is based on the effective exchange ratio for the Company's common stock; (ii) a pro rata portion of cash based on Piedmont’s deferred tax asset (with the precise amount to be determined by an independent evaluation); (iii) a pro rata portion of cash in an amount equal to the aggregate amount of any cash held by Piedmont at the closing of the Yadkin Merger; and (iv) a right to receive a pro rata portion of certain shares of Yadkin voting common stock at a later date if such shares do not become payable under the Piedmont Phantom Equity Plan. Pursuant to the Yadkin Merger Agreement, Yadkin will be the legal acquirer, but Piedmont and its consolidated subsidiaries (which includes the Company) will be the accounting acquirer since Piedmont and other non-controlling VantageSouth stockholders will control approximately 55 percent of outstanding voting shares of the combined company. Based on recent filings, as of March 31, 2014, Yadkin had total assets of $1,813,487, deposits of $1,525,474, and shareholders' equity of $188,776. The Yadkin Merger is subject to stockholder and regulatory approvals.

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

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

ECB Bancorp, Inc. Merger

On April 1, 2013, the Company completed the merger of ECB Bancorp, Inc. ("ECB") with and into the Company (the "ECB Merger"). The ECB Merger was completed pursuant to an Agreement and Plan of Merger dated as of September 25, 2012 (the "Merger Agreement"). Immediately following the ECB Merger, The East Carolina Bank, a wholly-owned subsidiary of ECB, was merged with and into VantageSouth Bank. Upon the closing of the ECB Merger, each outstanding share of ECB common stock was converted into the right to receive 3.55 shares of common stock of the Company. The aggregate merger consideration consisted of 10.3 million shares of the Company’s common stock. Based upon the market price of the Company’s common stock immediately prior to the ECB Merger, the transaction value was $40,629.

Pursuant to the Merger Agreement, the Company agreed to exchange each share of ECB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, into one share of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock"). The Series B Preferred Stock was redeemed by the company in February 2014. At the closing of the ECB Merger, the Company also issued a warrant to purchase 514,693.2 shares of the Company’s common stock to the U.S. Department of the Treasury (“Treasury”) in exchange for the warrant issued by ECB to Treasury on January 16, 2009 to purchase 144,984 shares of ECB’s common stock. The warrant issuance reflected the exchange ratio associated with the ECB Merger.

The following table presents the ECB assets acquired, liabilities assumed and other equity interests as of April 1, 2013 as well as the calculation of the transaction purchase price and gain on acquisition. The Company had a one-year measurement period from the acquisition date to finalize the recorded fair values of net assets acquired.

	As Reported by ECB at April 1, 2013	Initial Fair Value Adjustments		Measurement Period Adjustments		As Reported by the Company at April 1, 2013
Assets:
Cash and cash equivalents	$24,008	$—		$—		$24,008
Investment securities available for sale	289,058	301	(a)	—		289,359
Loans held for sale	3,857	9,790	(b)	(191)	(m)	13,456
Loans, net	483,474	(30,420)	(c)	—		453,054
Federal Home Loan Bank stock, at cost	3,150	—		—		3,150
Premises and equipment, net	25,633	(1,177)	(d)	135	(m)	24,591
Bank-owned life insurance	12,249	—		—		12,249
Foreclosed assets	7,090	(717)	(e)	(305)	(m)	6,068
Deferred tax asset, net	6,986	9,082	(f)	540	(m)	16,608
Other intangible assets, net	—	4,307	(g)	—		4,307
Other assets	10,423	(665)	(h)	(922)	(m)	8,836
Total assets	865,928	(9,499)		(743)		855,686
Liabilities:
Deposits	$731,926	$4,188	(i)	$—		$736,114
Short-term borrowings	34,284	—		—		34,284
Long-term debt	16,000	460	(j)	—		16,460
Other liabilities	2,867	148	(k)	116	(m)	3,131
Total liabilities	785,077	4,796		116		789,989
Net assets acquired	80,851	(14,295)		(859)		65,697
Other equity interests:
Preferred stock	17,660	(107)	(l)	—		17,553
Common stock warrant	878	(745)	(l)	—		133
Total other equity interests	18,538	(852)		—		17,686
Gain on acquisition						7,382
Purchase price						$40,629

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
(l) Amount reflects the adjustment to record other equity interests at fair value. The fair value of preferred stock issued to Treasury was estimated using by discounting future contractual dividend payments at a current market interest rate for preferred stocks of issuers with similar risk. The assumed liquidation date of the preferred stock was February 15, 2014, which was the date the dividend reset from 5 to 9 percent. The fair value of the common stock warrant issued to Treasury was estimated using a Black-Scholes option pricing model assuming a warrant life through the dividend reset date.
(m) Adjustments reflect changes to acquisition date fair values of certain assets based on additional information received post-acquisition within the measurement period. Measurement period adjustments included tax-effected adjustments to reduce the fair value of a non-marketable investment, to dispose of other assets with no value at the merger, to reduce the fair value of certain distressed loans held for sale, to reduce the fair value of certain other real estate owned, to recognize a liability for outstanding ECB employee credit card balances, and to increase the fair value of a bank-owned office.

NOTE D – INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale and held to maturity by major classification.

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government-sponsored enterprise securities	$14,846	$—	$123	$14,723
SBA-guaranteed securities	64,271	57	614	63,714
Residential mortgage-backed securities (MBS)	218,376	76	8,767	209,685
Corporate bonds	111,159	1,899	321	112,737
Commercial MBS	4,133	53	—	4,186
Municipal obligations - non-taxable	600	1	—	601
Other debt securities	498	—	—	498
Marketable equity securities	700	387	—	1,087
Total securities available for sale	$414,583	$2,473	$9,825	$407,231

Securities held to maturity:
Municipal obligations - non-taxable	$3,119	$—	$—	$3,119

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government-sponsored enterprise securities	$14,834	$—	$161	$14,673
SBA-guaranteed securities	66,579	52	751	65,880
Residential MBS	216,818	69	11,627	205,260
Corporate bonds	109,423	1,800	483	110,740
Commercial MBS	5,867	71	—	5,938
Municipal obligations – non-taxable	600	1	—	601
Other debt securities	253	—	—	253
Marketable equity securities	677	366	—	1,043
Total securities available for sale	$415,051	$2,359	$13,022	$404,388

Securities held to maturity:
Corporate bonds	$500	$—	$—	$500

The following tables summarize gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
U.S. government-sponsored enterprise securities	$9,849	$22	$4,874	$101	$14,723	$123
SBA-guaranteed securities	53,007	614	—	—	53,007	614
Residential MBS	183,744	7,893	21,391	874	205,135	8,767
Corporate bonds	24,606	321	—	—	24,606	321
Total temporarily impaired securities	$271,206	$8,850	$26,265	$975	$297,471	$9,825

December 31, 2013
U.S. government-sponsored enterprise securities	$14,673	$161	$—	$—	$14,673	$161
SBA-guaranteed securities	57,277	751	—	—	57,277	751
Residential MBS	198,885	11,627	—	—	198,885	11,627
Corporate bonds	19,420	483	—	—	19,420	483
Total temporarily impaired securities	$290,255	$13,022	$—	$—	$290,255	$13,022

All residential MBSs in the investment portfolio as of March 31, 2014 and December 31, 2013 were issued and backed by government-sponsored enterprises ("GSEs"). Unrealized losses on investment securities as of March 31, 2014 related to 67 residential MBSs issued by GSEs, 22 SBA-guaranteed securities, 8 investment grade corporate bonds, and 2 GSE securities. Unrealized losses on investment securities at December 31, 2013 related to 65 residential MBSs issued by GSEs, 23 SBA-guaranteed securities, 6 investment grade corporate bonds, and 2 GSE securities. As of March 31, 2014, eight securities had been in an unrealized loss position for more than a twelve month period. The Company had $321 in unrealized losses on corporate bonds at quarter end, which were the only securities in a loss position that were not issued or guaranteed by a U.S. government agency or GSE. These corporate bonds were all issued by large national or international financial institutions, and the Company does not believe the unrealized losses on these bonds were due to issuer-related credit events.

The securities in an unrealized loss position as of March 31, 2014 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of March 31, 2014.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

As of March 31, 2014, the Company held no individual investment securities with an aggregate book value greater than 10 percent of total stockholders’ equity. As of March 31, 2014 and December 31, 2013, investment securities with carrying values of $221,929 and $226,048, respectively, were pledged to secure public deposits, borrowings and for other purposes required or permitted by law.

The amortized cost and fair values of securities available for sale, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Due within one year	$557	$557	$677	$678
Due after one year through five years	179,875	180,364	182,777	182,713
Due after five years through ten years	173,568	168,492	173,624	166,765
Due after ten years	59,883	56,731	57,296	53,189
Equity securities	700	1,087	677	1,043
	$414,583	$407,231	$415,051	$404,388
Securities held to maturity:
Due after one year through five years	$—	$—	$500	$500
Due after five years through ten years	1,479	1,479	—	—
Due after ten years	1,640	1,640	—	—
	$3,119	$3,119	$500	$500

The following table summarizes securities gains (losses) for the periods presented.

	Three Months Ended March 31,
	2014	2013

Gross gains on sales of securities available for sale	$—	$1,092
Gross losses on sales of securities available for sale	—	—
Total securities gains	$—	$1,092

NOTE E – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the Company's loans by type.

	March 31, 2014	December 31, 2013
Commercial:
Commercial real estate	$641,965	$670,084
Commercial and industrial	232,684	230,614
Construction and development	196,331	173,870
Consumer:
Residential real estate	193,764	190,344
Construction and development	17,501	22,520
Home equity	92,597	94,390
Other consumer	7,589	8,332
Gross loans	1,382,431	1,390,154
Less:
Deferred loan fees	(505)	(488)
Allowance for loan losses	(7,213)	(7,043)
Net loans	$1,374,713	$1,382,623

As of March 31, 2014 and December 31, 2013, loans with a recorded investment of $454,396 and $424,414, respectively, were pledged to secure borrowings or available lines of credit with correspondent banks.

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

	Three Months Ended March 31,
	2014	2013

Balance, beginning of period	$25,349	$27,632
Accretion of income	(3,077)	(3,449)
Reclassifications from nonaccretable difference	2,150	1,762
Other, net	(1,007)	(501)
Balance, end of period	$23,415	$25,444

The outstanding balance of PCI loans consists of the undiscounted sum of all amounts, including amounts deemed principal, interest, fees, penalties, and other under the loan, owed by the borrower at the reporting date, whether or not currently due and whether or not any such amounts have been written or charged off. The outstanding balance of PCI loans was $188,555 and $197,796 as of March 31, 2014 and December 31, 2013, respectively.

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

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses for the periods presented.

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Three months ended March 31, 2014:
Beginning balance	$2,419	$805	$1,400	$1,673	$187	$476	$83	$7,043
Charge-offs	(242)	(241)	(196)	(196)	—	(188)	(96)	(1,159)
Recoveries	4	5	—	11	—	12	7	39
Provision for loan losses	99	213	406	238	27	203	104	1,290
Ending balance	$2,280	$782	$1,610	$1,726	$214	$503	$98	$7,213

Three months ended March 31, 2013:
Beginning balance	$1,524	$798	$597	$940	$18	$85	$36	$3,998
Charge-offs	(13)	(58)	(61)	(193)	—	(92)	(84)	(501)
Recoveries	14	8	10	53	—	2	3	90
Provision for loan losses	1,059	83	459	159	(1)	119	62	1,940
Ending balance	$2,584	$831	$1,005	$959	$17	$114	$17	$5,527

The following tables summarize the ending allowance for loans losses and the recorded investment in loans by portfolio segment and impairment method.

	March 31, 2014
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$196	$84	$48	$26	$—	$40	$—	$394
Collectively evaluated for impairment	1,356	698	1,301	763	214	362	75	4,769
Purchased credit-impaired	728	—	261	937	—	101	23	2,050
Total	$2,280	$782	$1,610	$1,726	$214	$503	$98	$7,213

Loans:
Ending balance:
Individually evaluated for impairment	$4,092	$380	$2,280	$1,151	$—	$419	$—	$8,322
Collectively evaluated for impairment	539,171	221,841	161,370	168,837	15,671	90,814	7,291	1,204,995
Purchased credit-impaired	98,702	10,463	32,681	23,776	1,830	1,364	298	169,114
Total	$641,965	$232,684	$196,331	$193,764	$17,501	$92,597	$7,589	$1,382,431

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	December 31, 2013
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Real Estate	Consumer Construction	Home Equity	Other Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$57	$323	$—	$—	$—	$270	$2	$652
Collectively evaluated for impairment	1,322	482	1,139	688	187	153	59	4,030
Purchased credit-impaired	1,040	—	261	985	—	53	22	2,361
Total	$2,419	$805	$1,400	$1,673	$187	$476	$83	$7,043

Loans:
Ending balance:
Individually evaluated for impairment	$4,590	$343	$2,609	$695	$242	$424	$13	$8,916
Collectively evaluated for impairment	562,081	219,251	137,911	164,106	20,447	92,592	7,982	1,204,370
Purchased credit-impaired	103,413	11,020	33,350	25,543	1,831	1,374	337	176,868
Total	$670,084	$230,614	$173,870	$190,344	$22,520	$94,390	$8,332	$1,390,154

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

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the risk category of loans by class of loans.

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2014
Non-PCI Loans
Commercial:
Real estate	$506,266	$28,188	$8,808	$—	$543,262
Commercial and industrial	212,095	7,007	3,095	24	222,221
Construction and development	157,171	3,732	2,548	199	163,650
Consumer:
Residential real estate	155,877	8,270	5,841	—	169,988
Construction and development	14,510	814	347	—	15,671
Home equity	85,928	2,456	2,850	—	91,234
Other consumer	6,973	125	193	—	7,291
Total	$1,138,820	$50,592	$23,682	$223	$1,213,317

PCI Loans
Commercial:
Real estate	$48,450	$36,540	$13,713	$—	$98,703
Commercial and industrial	8,205	1,442	816	—	10,463
Construction and development	7,743	18,286	5,883	769	32,681
Consumer:
Residential real estate	12,520	6,277	4,958	21	23,776
Construction and development	240	454	1,136	—	1,830
Home equity	27	789	547	—	1,363
Other consumer	17	272	9	—	298
Total	$77,202	$64,060	$27,062	$790	$169,114

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Non-PCI Loans
Commercial:
Real estate	$532,669	$24,245	$9,757	$—	$566,671
Commercial and industrial	210,382	5,195	3,993	24	219,594
Construction and development	134,074	3,400	2,847	199	140,520
Consumer:
Residential real estate	153,123	7,812	3,866	—	164,801
Construction and development	19,566	921	202	—	20,689
Home equity	87,891	2,524	2,601	—	93,016
Other consumer	7,773	43	179	—	7,995
Total	$1,145,478	$44,140	$23,445	$223	$1,213,286

PCI Loans
Commercial:
Real estate	$53,900	$35,399	$14,114	$—	$103,413
Commercial and industrial	7,921	2,382	669	48	11,020
Construction and development	9,666	17,408	5,200	1,076	33,350
Consumer:
Residential real estate	13,794	7,070	4,658	21	25,543
Construction and development	212	510	1,109	—	1,831
Home equity	28	850	496	—	1,374
Other consumer	21	281	35	—	337
Total	$85,542	$63,900	$26,281	$1,145	$176,868

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the past due status of the loan portfolio (excluding PCI loans) based on contractual terms.

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
March 31, 2014
Non-PCI Loans
Commercial:
Real estate	$1,917	$2,934	$4,851	$538,411	$543,262
Commercial and industrial	2,151	999	3,150	219,071	222,221
Construction and development	158	746	904	162,746	163,650
Consumer:
Residential real estate	2,474	1,282	3,756	166,232	169,988
Construction and development	1,651	314	1,965	13,706	15,671
Home equity	722	721	1,443	89,791	91,234
Other consumer	154	133	287	7,004	7,291
Total	$9,227	$7,129	$16,356	$1,196,961	$1,213,317

	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2013
Non-PCI Loans
Commercial:
Real estate	$2,419	$2,142	$4,561	$562,110	$566,671
Commercial and industrial	1,945	505	2,450	217,144	219,594
Construction and development	146	1,316	1,462	139,058	140,520
Consumer:
Residential real estate	5,097	1,365	6,462	158,339	164,801
Construction and development	603	237	840	19,849	20,689
Home equity	990	701	1,691	91,325	93,016
Other Consumer	245	136	381	7,614	7,995
Total	$11,445	$6,402	$17,847	$1,195,439	$1,213,286

The following table summarizes the recorded investment of loans on nonaccrual status and loans greater than 90 days past due and accruing (excluding PCI loans) by class.

	March 31, 2014		December 31, 2013
	Nonaccrual	Loans Greater Than 90 Days Past Due and Accruing	Nonaccrual	Loans Greater Than 90 Days Past Due and Accruing
Non-PCI Loans
Commercial:
Commercial real estate	$3,829	$—	$4,747	$—
Commercial and industrial	2,309	51	2,154	—
Construction and development	2,272	—	2,632	—
Consumer:
Residential real estate	2,471	—	2,450	—
Construction and development	347	—	653	—
Home equity	2,007	—	1,928	—
Other consumer	159	—	164	—
Total	$13,394	$51	$14,728	$—

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table provides information on impaired loans, which excludes PCI loans and loans evaluated collectively as a homogeneous group.

	Recorded Investment With a Recorded Allowance	Recorded Investment With no Recorded Allowance	Total	Related Allowance	Unpaid Principal Balance
March 31, 2014
Non-PCI Loans
Commercial:
Commercial real estate	$996	$3,096	$4,092	$196	$4,264
Commercial and industrial	360	20	380	84	391
Construction and development	930	1,350	2,280	48	2,782
Consumer:
Residential real estate	244	907	1,151	26	1,387
Construction and development	—	—	—	—	—
Home equity	330	89	419	40	442
Other consumer	—	—	—	—	—
Total	$2,860	$5,462	$8,322	$394	$9,266

December 31, 2013
Non-PCI Loans
Commercial:
Commercial real estate	$732	$3,858	$4,590	$57	$5,257
Commercial and industrial	323	20	343	323	343
Construction and development	—	2,609	2,609	—	3,042
Consumer:
Residential real estate	—	695	695	—	877
Construction and development	—	242	242	—	255
Home equity	334	90	424	270	442
Other consumer	13	—	13	2	13
Total	$1,402	$7,514	$8,916	$652	$10,229

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Average Balance	Interest Income	Average Balance	Interest Income
Non-PCI Loans
Commercial:
Commercial real estate	$4,341	$6	$1,960	$—
Commercial and industrial	352	—	—	—
Construction and development	2,445	—	335	—
Consumer:
Residential real estate	923	—	1,232	—
Construction and development	121	—	—	—
Home equity	422	—	1,595	—
Other consumer	7	—	191	—
Total	$8,611	$6	$5,313	$—

The Company may modify certain loans under terms that are below market in order to maximize the amount collected from a borrower that is experiencing financial difficulties. These modifications are considered to be troubled debt restructurings ("TDRs"). TDRs are evaluated individually for impairment based on the collateral value, if the loan is determined to be collateral dependent, or discounted expected cash flows, if the loan is not determined to be collateral dependent. The Company has no commitments to lend additional funds to any borrowers that have had a loan modified in a TDR. The following table provides the number and recorded investment of TDRs outstanding.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	March 31, 2014		December 31, 2013
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Commercial real estate	$1,713	5	$815	2
Commercial and industrial	75	2	20	1
Commercial construction	159	1	161	1
Residential real estate	591	6	133	2
Home equity	128	3	90	2
Consumer	—	—	13	1
Total	$2,666	17	$1,232	9

The following table provides the number and recorded investment of TDRs modified during the three months ended March 31, 2014 and 2013.

	TDRs Modified
	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Recorded Investment	Number	Recorded Investment	Number
TDRs:
Below market interest rate modifications:
Commercial real estate	$877	3	$558	$1
Commercial and industrial	75	2	—	—
Commercial construction	—	—	—	—
Residential real estate	442	3	—	—
Home equity	39	1	—	—
Consumer	—	—	—	—
Total	$1,433	9	$558	$1

No TDRs that were modified in the twelve months ended March 31, 2014 subsequently defaulted during the three months ended March 31, 2014. The Company does not generally forgive principal or unpaid interest as part of when restructuring loans. Therefore, the recorded investment in TDRs during 2014 and 2013 did not change following the modifications.

NOTE F – SBA SERVICING ASSET

All sales of SBA guaranteed loans are executed on a servicing retained basis. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for the Company to retain a portion of the cash flow from the interest payment received on the loan. This cash flow is commonly known as a servicing spread. SBA regulations require the lender to keep a minimum 100 basis points in servicing spread for any guaranteed loan sold for a premium. The minimum servicing spread is further defined as a minimum service fee of 40 basis points and a minimum premium protection fee of 60 basis points. The servicing spread is recognized as a servicing asset to the extent the spread exceeds adequate compensation for the servicing function. Industry practice recognizes adequate compensation for servicing SBA loans as the minimum service fee of 40 basis points. The fair value of the servicing asset is measured at the discounted present value of the premium protection fee over the expected life of the related loan using appropriate discount rates and prepayment assumptions based on industry statistics.

SBA servicing assets are initially recognized at fair value and amortized over the expected life of the related loans as a reduction to the servicing income recognized from the servicing spread. Gross servicing spread income, which is recorded within government-guaranteed lending income in the consolidated statements of operations, totaled $192 and $109 for the three months ended March 31, 2014 and 2013, respectively.

The table below summarizes the activity in the SBA servicing asset for the periods presented.

	Three Months Ended March 31,
	2014	2013

Balance at January 1	$1,759	976
Additions	419	193
Amortization	(51)	(61)
Balance at March 31	$2,127	1,108

The amortized basis in the servicing asset is tested for impairment quarterly. The fair value of the servicing asset is recalculated and compared to the amortized basis. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against earnings. There was no valuation allowance recorded on the SBA servicing asset at March 31, 2014 or December 31, 2013.

The risks inherent in the SBA servicing asset includes prepayments at different rates than anticipated or resolution of the loan at a date not consistent with the estimated expected life. These events would cause the value of the servicing asset to decline at a faster or slower rate than originally anticipated.

NOTE G – COMMITMENTS AND CONTINGENCIES

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

The following table is a summary of the contractual amount of the Company’s exposure to off-balance sheet commitments.

	March 31, 2014	December 31, 2013

Commitments to extend credit	$331,696	$293,371
Financial standby letters of credit	5,768	8,571
Capital commitment to private investment funds	1,641	1,744

The reserve for unfunded commitments was $317 and $281 as of March 31, 2014 and December 31, 2013, respectively, which was recorded in other liabilities on the consolidated balance sheets.

NOTE H – DERIVATIVE FINANCIAL INSTRUMENTS

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
	$75,000

Derivative Instruments Related to Trust Preferred Securities

In August 2003, $8,000 in trust preferred securities ("TRUPs") were issued through Crescent Financial Capital Trust I (the "Trust"). The Trust invested the total proceeds from the sale of its TRUPs in junior subordinated deferrable interest debentures issued by the Company, which fully and unconditionally guarantees the TRUPs. The TRUPs were adjusted to fair value in connection with the acquisition of Crescent Financial Bancshares, Inc. ("Crescent"), and as of March 31, 2014 and December 31, 2013, the carrying value was $5,577 and $5,560, respectively. The TRUPs pay cumulative cash distributions quarterly at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 3.10 percent. The dividends paid to holders of the TRUPs, which are recorded as interest expense, are deductible for income tax purposes.

In May 2012, the Company entered into an interest rate cap contract which began in July 2012. This derivative financial instrument caps the interest rate on the full $8,000 notional amount of the TRUPs at 3.57 percent through July 2017. In the event that the variable rate on the TRUPs exceeds the cap rate, the counterparty would pay the Company the difference between the variable rate due to the holders of the debentures and the cap rate. This interest rate cap contract is classified as an effective cash flow hedge. Therefore, the change in fair value of the cap is recognized in OCI.

Derivative Instruments Related to Subordinated Term Loan

In September 2008, Crescent entered into an unsecured subordinated term loan agreement in the amount of $7,500. The agreement requires the Bank to make quarterly payments of interest at an annual contract rate, reset quarterly, equal to three-month LIBOR plus 4.00 percent. The subordinated term loan was adjusted to estimated fair value in with the acquisition of Crescent, and as of March 31, 2014 and December 31, 2013, the carrying value was $6,985 and $6,961, respectively.

In May 2012, the Company entered into an interest rate cap which began in July 2012. This derivative financial instrument caps the interest rate on the full $7,500 notional amount of the subordinated term loan at 4.47 percent through July 2017. In the event that the variable rate on the subordinated term loan exceeds the cap rate, the counterparty would pay the Company the difference between the variable rate due on the subordinated term loan and the cap rate. This interest rate cap contract is classified as an effective cash flow hedge. Therefore, the change in fair value of the cap is recognized in OCI.

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

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes the balance sheet location and fair value amounts of derivative instruments.

		March 31, 2014		December 31, 2013
	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value

FHLB advances:
Interest rate swaps	Other assets	$75,000	$3,028	$75,000	$3,962

Trust preferred securities:
Interest rate cap	Other assets	8,000	192	8,000	208

Subordinated term loan:
Interest rate cap	Other assets	7,500	178	7,500	193

Loan commitments:
Interest rate lock commitments	Other assets	18,034	331	17,654	354
			$3,729		$4,717

The following table summarizes activity in accumulated OCI related to cash flow hedges for the periods presented.

	Three Months Ended March,
	2014	2013

Accumulated OCI resulting from cash flow hedges at beginning of period, net of tax	$2,381	$(267)
Other comprehensive income recognized, net of tax	(584)	56
Accumulated OCI resulting from cash flow hedges at end of period, net of tax	$1,797	$(211)

The Company monitors the credit risk of the counterparties to the interest rate swaps and caps.

NOTE I – FAIR VALUE MEASUREMENTS

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

	Three Months Ended March 31,
	2014	2013

Level 3 available for sale securities at beginning of period	$7,583	$—
Purchases	—	—
Sales, calls or maturities	(1,000)	—
Unrealized gains	171	—
Level 3 available for sale securities at end of period	$6,754	$—

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

Interest Rate Lock Commitments. The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and period end. There have been no changes in valuation techniques during the three months ended March 31, 2014. Interest rate lock commitments are measured at fair value on a recurring basis and are classified as Level 3. The following table provides the components of the change in fair value of interest rate lock commitments for the periods presented.

	Three Months Ended March 31,
	2014	2013

Interest rate lock commitments at beginning of period	$354	$795
Issuances	328	928
Settlements	(351)	(1,227)
Interest rate lock commitments at end of period	$331	$496

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

The following tables summarize information about assets and liabilities measured at fair value.

		Fair Value Measurements at
		March 31, 2014
	Assets/(Liabilities) Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
U.S. government-sponsored enterprise securities	$14,723	$—	$14,723	$—
SBA-guaranteed securities	63,714	63,714	—	—
Residential MBS	209,685	—	209,685	—
Corporate bonds	112,737	—	105,983	6,754
Commercial MBS	4,186	—	4,186	—
Municipal obligations – non-taxable	601	—	601	—
Other debt securities	498	498	—	—
Marketable equity securities	1,087	1,087	—	—
Impaired loans	7,928	—	—	7,928
Foreclosed assets	9,505	—	—	9,505
Interest rate lock commitments	331	—	—	331
Derivative assets	3,398	—	3,398	—

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

		Fair Value Measurements at December 31, 2013
	Assets/(Liabilities) Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
U.S. government-sponsored enterprise securities	$14,673	$—	$14,673	$—
SBA-guaranteed securities	65,880	65,880	—	—
Residential MBS	205,260	—	205,260	—
Corporate bonds	110,740	—	103,157	7,583
Commercial MBS	5,938	—	5,938	—
Municipal obligations – non-taxable	601	—	601	—
Municipal obligations – taxable	—	—	—	—
Other debt securities	253	253	—	—
Marketable equity securities	1,043	1,043	—	—
Impaired loans	8,264	—	—	8,264
Foreclosed assets	10,823	—	—	10,823
Interest rate lock commitments	354	—	—	354
Derivative assets	4,363	—	4,363	—

Quantitative Information about Level 3 Fair Value Measurements

The table below outlines the valuation techniques, unobservable inputs, and the range of quantitative inputs used in the valuations. No changes have been mode to any of these factors from December 31, 2013.

	Valuation Technique	Unobservable Input	Range	Fair Value at March 31, 2014
Recurring measurements:
Investment securities	Pricing model	Illiquidity or credit factor in discount rates	1-2%	$6,754

Interest rate lock commitments	Pricing model	Pull through rates	80-85%	$331

Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	15-50%	$7,928
	Discounted expected cash flows	Expected loss rates	0-75%
Foreclosed assets	Discounted appraisals	Collateral discounts	15-50%	$9,505

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

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Investment Securities Available for Sale. See discussion related to fair value estimates for securities available for sale in the fair value hierarchy section above. There have been no changes in valuation techniques for the three months ended March 31, 2014.

Investment Securities Held to Maturity. The fair value of the one corporate bond classified as held to maturity at December 31, 2013 was estimated based on recent issuance yields on subordinated debt from companies with a similar credit and liquidity profile. Due to the non-marketable nature of this bond, it was classified as Level 3. This bond was called at par by the issuer in the first quarter of 2014. The fair value of the municipal securities classified as held to maturity at March 31, 2014 are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. These securities are classified as Level 2 in the fair value hierarchy since the inputs used in the valuation are readily available market inputs.

Loans Held For Sale. The fair value of mortgage loans held for sale is based on commitments on hand from investors within the secondary market for loans with similar characteristics. There have been no changes in valuation techniques for the three months ended March 31, 2014.

Loans. Expected cash flows are forecasted over the remaining life of each loan and are discounted to present value at current market interest rates for similar loans considering loan collateral type and credit quality. There have been no changes in valuation techniques for the three months ended March 31, 2014.

Federal Home Loan Bank Stock. Given the option to redeem this stock at par through the FHLB, the carrying value of FHLB stock approximates fair value. There have been no changes in valuation techniques for the three months ended March 31, 2014.

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

Deposits. The fair value of demand deposits, savings, money market and NOW accounts represents the amount payable on demand. The fair value of time deposits is estimated by calculating the present value of cash flows on the time deposit portfolio discounted using interest rates currently offered for instruments of similar remaining maturities. There have been no changes in valuation techniques for the three months ended March 31, 2014.

Short-term Borrowings and Long-term Debt. The fair value of short-term borrowings and long-term debt are based upon the discounted value when using current rates at which borrowings of similar maturity could be obtained. There have been no changes in valuation techniques for the three months ended March 31, 2014.

Accrued Interest Receivable and Accrued Interest Payable. The carrying amounts of accrued interest receivable and payable approximate fair value due to the short maturities of these instruments. There have been no changes in valuation techniques for the three months ended March 31, 2014.

Derivative Instruments. See discussion related to fair value estimates for derivative instruments in the fair value hierarchy section above. There have been no changes in valuation techniques for the three months ended March 31, 2014.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables summarize the carrying amounts and estimated fair values of the Company's financial instruments.

	March 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$73,443	$73,443	$73,443	$—	$—
Investment securities available for sale	407,231	407,231	65,299	335,178	6,754
Investment securities held to maturity	3,119	3,119	—	3,119	—
Loans held for sale	11,158	11,158	—	11,158	—
Loans, net	1,374,713	1,367,184	—	—	1,367,184
Federal Home Loan Bank stock	8,455	8,455	—	8,455	—
Bank-owned life insurance	33,386	33,386	—	33,386	—
Derivative assets	3,729	3,729	—	3,398	331
Purchased accounts receivable	39,762	39,762	—	39,762	—
Accrued interest receivable	4,631	4,631	—	4,631	—

Financial liabilities:
Deposits	1,657,944	1,659,232	—	1,659,232	—
Short-term borrowings	129,500	129,720	—	—	129,720
Long-term debt	69,961	72,314	—	—	72,314
Accrued interest payable	1,372	1,372	—	1,372	—

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$100,779	$100,779	$100,779	$—	$—
Investment securities available for sale	404,388	404,388	67,176	329,882	7,583
Investment securities held to maturity	500	500	—	—	500
Loans held for sale	8,663	8,663	—	8,663	—
Loans, net	1,382,623	1,377,270	—	—	1,377,270
Federal Home Loan Bank stock	8,929	8,929	—	8,929	—
Bank-owned life insurance	33,148	33,148	—	33,148	—
Derivative assets	4,717	4,717	—	4,363	354
Purchased accounts receivable	18,725	18,725	—	18,725	—
Accrued interest receivable	5,387	5,387	—	5,387	—

Financial liabilities:
Deposits	1,675,309	1,677,253	—	1,677,253	—
Short-term borrowings	126,500	126,726	—	—	126,726
Long-term debt	72,921	72,397	—	—	72,397
Accrued interest payable	1,817	1,817	—	1,817	—

NOTE J - STOCKHOLDERS' EQUITY

Series A Preferred Stock

Pursuant to the Treasury’s TARP Capital Purchase Program, Crescent issued $24,900 in Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), on January 9, 2009. In addition, Crescent provided a warrant to the Treasury to purchase 833,705 shares of its common stock at an exercise price of $4.48 per share. This warrant was immediately exercisable and expires ten years from the date of issuance. The Series A Preferred Stock was non-voting, other than having class voting rights on certain matters, and paid cumulative dividends quarterly at a rate of 5 percent per annum for the first five years and 9 percent per annum thereafter.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The Company assigned a fair value to both the Series A Preferred Stock and common stock warrant in connection with Piedmont's acquisition of Crescent. These securities represented other equity interests that were recorded at estimated fair value. The Series A Preferred Stock was valued based on forecasting expected cash flows with an assumed repayment date and discounting these cash flows based on current market yields for preferred stock with similar risk. For purposes of the discount rate, the Company used the market yield on an index of publicly traded preferred stocks adjusted for a liquidity factor. The Series A Preferred Stock was assigned a fair value of $24,400 at acquisition, and the discount between this value and the $24,900 redemption value was accreted as a reduction to retained earnings through the redemption date. The common stock warrant was valued at $1.59 per share, or $1,325 in the aggregate, at acquisition using a Black-Scholes option pricing model.

Series B Preferred Stock

Pursuant to the ECB Merger Agreement, the Company agreed to exchange each share of ECB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, into one share of Series B Preferred Stock. The redemption value of the Series B Preferred Stock was $17,949. At the closing of the ECB Merger, the Company also issued a warrant to purchase 514,693.2 shares of the Company’s common stock to the Treasury in exchange for the warrant issued by ECB to Treasury on January 16, 2009 to purchase 144,984 shares of ECB’s common stock. The warrant issuance reflected the exchange ratio associated with the ECB Merger. This warrant was immediately exercisable and expires ten years from the date of issuance. The Series B Preferred Stock was non-voting, other than having class voting rights on certain matters, and paid cumulative dividends quarterly at a rate of 5 percent per annum for the first five years and 9 percent per annum thereafter.

The Company assigned a fair value to both the Series B Preferred Stock and common stock warrant in connection with the ECB Merger. These securities represented other equity interests that were recorded at estimated fair value. The Series B Preferred Stock was valued based on forecasting expected cash flows with an assumed repayment date and discounting these cash flows based on current market yields for preferred stock with similar risk. For purposes of the discount rate, the Company used the market yield on an index of publicly traded preferred stocks adjusted for a liquidity factor. The Series B Preferred Stock was assigned a fair value of $17,553 at acquisition, and the discount between this value and the $17,949 redemption value was accreted as a reduction to retained earnings through the redemption date.

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

Common Stock Offering and Preferred Stock Repurchase

On January 31, 2014, the Company completed the sale of 9.2 million shares of its common stock for $46,900 in a private placement issuance to new and existing accredited investors, including certain members of the Company's Board of Directors and their affiliates (the "Capital Raise"). The net proceeds of the Capital Raise were primarily used to repurchase the Company’s Series A and Series B Preferred Stock, which occurred on February 19, 2014.

VANTAGESOUTH BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

NOTE K - CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the activity in accumulated other comprehensive income (loss), net of tax, for the periods presented.

	Investment Securities Available For Sale	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2014	$(6,554)	$2,381	$(4,173)
Other comprehensive income (loss) before reclassifications, net of tax	2,036	(584)	1,452
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—
Net other comprehensive income (loss) during period	2,036	(584)	1,452
Balance at March 31, 2014	$(4,518)	$1,797	$(2,721)

Balance at January 1, 2013	$2,085	$(267)	$1,818
Other comprehensive income (loss) before reclassifications, net of tax	(40)	56	16
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(671)	—	(671)
Net other comprehensive income (loss) during period	(711)	56	(655)
Balance at March 31, 2013	$1,374	$(211)	$1,163

Amounts reclassified from accumulated other comprehensive are included in the consolidated statements of operations as follows.

Accumulated Other Comprehensive Income Component	Amount Reclassified		Line Item Within Statement of Operations
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Investment securities available for sale:
Gross reclassification	$—	$(1,092)	Gain on sale of available for sale securities
Income tax expense	—	421	Income taxes
Reclassification, net of tax	$—	$(671)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

VantageSouth Bancshares, Inc. (the “Company”), is a bank holding company incorporated under the laws of Delaware in 2011. The Company conducts its business operations primarily through its commercial bank subsidiary, VantageSouth Bank. The Company is a subsidiary of Piedmont Community Bank Holdings, Inc. ("Piedmont"), and its headquarters are located in Raleigh, North Carolina. VantageSouth Bank (the "Bank") was incorporated in 1998 as a North Carolina-chartered commercial bank and operates forty-five banking offices in central and eastern North Carolina.

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. This discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results for the three months ended March 31, 2014 and 2013 as well as the financial condition of the Company as of March 31, 2014 and December 31, 2013. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report.

Mergers and Acquisitions

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

In the Yadkin Merger, each outstanding share of the Company's common stock, other than shares held by Piedmont, will be converted into the right to receive 0.3125 shares of Yadkin common stock. Each share of Piedmont's common stock will be converted into the right to receive (i) 6.28597 shares of Yadkin common stock, which is based on the effective exchange ratio for the Company's common stock; (ii) a pro rata portion of cash based on Piedmont’s deferred tax asset (with the precise amount to be determined by an independent evaluation); (iii) a pro rata portion of cash in an amount equal to the aggregate amount of any cash held by Piedmont at the closing of the Yadkin Merger; and (iv) a right to receive a pro rata portion of certain shares of Yadkin voting common stock at a later date if such shares do not become payable under the Piedmont Phantom Equity Plan. Pursuant to the Yadkin Merger Agreement, Yadkin will be the legal acquirer, but Piedmont and its consolidated subsidiaries (which includes the Company) will be the accounting acquirer since Piedmont and other non-controlling VantageSouth stockholders will control approximately 55 percent of outstanding voting shares of the combined company. Based on recent filings, as of March 31, 2014, Yadkin had total assets of $1,813,487, deposits of $1,525,474, and shareholders' equity of $188,776. The Yadkin Merger is subject to stockholder and regulatory approvals.

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

ECB Bancorp, Inc. Merger

On April 1, 2013, the Company completed the merger of ECB Bancorp, Inc. ("ECB") with and into the Company (the "ECB Merger"). The ECB Merger was completed pursuant to an Agreement and Plan of Merger dated as of September 25, 2012 (the "Merger Agreement"). Immediately following the ECB Merger, The East Carolina Bank, a wholly-owned subsidiary of ECB, was merged with and into VantageSouth Bank. Upon the closing of the ECB Merger, each outstanding share of ECB common stock was converted into the right to receive 3.55 shares of common stock of the Company. The aggregate merger consideration consisted of 10.3 million shares of the Company’s common stock. Based upon the market price of the Company’s common stock immediately prior to the ECB Merger, the transaction value was $40,629.

In connection with the ECB merger, the Company applied the acquisition method of accounting to ECB's balance sheet. Therefore, all acquired assets and liabilities were adjusted to fair value, and the historical allowance for loan losses was eliminated. The Company recorded a one-time acquisition gain of $7.4 million in the second quarter of 2014, which reflected the amount by which the fair value of acquired net assets exceeded the combined purchase price and fair value of other equity interests. The Company had a one-year measurement period from the acquisition date to finalize the recorded fair values of net assets acquired. The Company's results of operations and financial position were significantly impacted by the ECB Merger.

Executive Summary

The following is a summary of the Company’s financial results and significant events in the first quarter of 2014:

•
Net income was $2.1 million in 1Q 2014 compared to a net loss of $806 thousand in 1Q 2013. Net income in these periods was impacted by $1.6 million and $1.0 million, respectively, in combined merger and restructuring costs, net of tax.

•	Pre-tax, pre-provision operating earnings totaled $7.1 million in 1Q 2014, which was an increase from $1.2 million in 1Q 2013.

•	Annualized net operating return on average assets equaled 0.72 percent in 1Q 2014, which was an increase from 0.74 percent in 4Q 2013.

•
Government-guaranteed, small business lending income improved to $2.3 million in 1Q 2014 from $1.1 million in 1Q 2013 while loan originations by this group totaled $30.7 million in the first quarter of 2014.

•	Operating efficiency ratio improved to 70.1 percent in 1Q 2014 from 89.9 percent in 1Q 2013.

•	The Company announced a proposed merger with Yadkin Financial Corporation ("Yadkin"), which will create the largest community bank in North Carolina.

•
The Company completed a private placement of $46.9 million of its common stock, which was primarily used to redeem its outstanding preferred stock previously issued to the U.S. Department of Treasury ("Treasury").

Non-GAAP Financial Measures

Statements included in this management's discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company's management uses these non-GAAP financial measures, including: (i) net operating earnings (loss); (ii) pre-tax, pre-provision operating earnings, (iii) operating non-interest expense, (iv) operating efficiency ratio, (v) adjusted allowance for loan losses to loans; and (vi) tangible common equity, in its analysis of the Company's performance. The adjusted allowance for loan losses non-GAAP reconciliation is presented within the allowance for loan losses section of Management's Discussion and Analysis of Financial Condition below. The tangible common equity non-GAAP reconciliations, which include tangible book value per share and the tangible common equity to tangible assets ratio, are presented within the capital section of Management's Analysis of Financial Condition below.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013

OPERATING EARNINGS
Net income (loss) (GAAP)	$2,114	$(806)
Securities gains	—	(1,092)
Merger and conversion costs	1,209	1,601
Restructuring charges	836	—
Income tax effect of adjustments	(452)	(125)
Net operating earnings (loss) (Non-GAAP)	3,707	(422)
Dividends and accretion on preferred stock	377	369
Net operating earnings available (loss attributable) to common stockholders (Non-GAAP)	$3,330	$(791)

OPERATING EARNINGS (LOSS) PER COMMON SHARE
Basic (Non-GAAP)	$0.06	$(0.02)
Diluted (Non-GAAP)	$0.06	$(0.02)

PRE-TAX, PRE-PROVISION OPERATING EARNINGS
Net income (loss) (GAAP)	$2,114	$(806)
Provision for loan losses	1,290	1,940
Income tax expense (benefit)	1,681	(395)
Pre-tax, pre-provision income	5,085	739
Securities gains	—	(1,092)
Merger and conversion costs	1,209	1,601
Restructuring charges	836	—
Pre-tax, pre-provision operating earnings (Non-GAAP)	$7,130	$1,248

OPERATING NON-INTEREST EXPENSE
Non-interest expense (GAAP)	$18,731	$12,667
Merger and conversion costs	(1,209)	(1,601)
Restructuring charges	(836)	—
Operating non-interest expense (Non-GAAP)	$16,686	$11,066

OPERATING EFFICIENCY RATIO
Efficiency ratio (GAAP)	78.65%	94.49%
Effect to adjust for securities gains	—%	8.38%
Effect to adjust for restructuring charges	(3.51)%	—%
Effect to adjust for merger and conversion costs	(5.08)%	(13.00)%
Operating efficiency ratio (Non-GAAP)	70.06%	89.87%

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

Analysis of Results of Operations

Net income was $2.1 million in the first quarter of 2014, which was an improvement from a net loss of $806 thousand in the first quarter of 2013. After preferred stock dividends and accretion, net income available to common stockholders was $1.7 million, or $0.03 per common share, in the first quarter of 2014 compared to a net loss attributable of $1.2 million, or $0.03 per common share, in the first quarter of 2013. Net operating earnings, which exclude securities gains, merger and conversion costs, and restructuring charges, improved to $3.7 million in the first quarter of 2014 from a net loss of $422 thousand in the first quarter of 2013 as the Company improved its financial performance following the ECB Merger by increasing net interest income, lowering provision for loan losses, increasing non-interest income, and by reducing its operating efficiency ratio. Similarly, pre-tax, pre-provision operating earnings increased to $7.1 million in the first quarter of 2014 from $1.2 million in the first quarter of 2013.

Net Interest Income

Net interest income was $19.1 million in the first quarter of 2014 compared to $9.9 million in the first quarter of 2013. The increase in net interest income was the result of a significant increase in earning assets from organic business activity and the ECB Merger. Average earning assets increased from $956.1 million in the first quarter of 2013 to $1.85 billion in the first quarter of 2014. Over this period, average loan balances increased by $613.9 million, of which $466.5 million was from acquired ECB loans, and average investment securities balances increased by $264.4 million. In addition, average deposits increased by $772.5 million, of which $736.1 million was from the ECB Merger.

The Company's net interest margin declined from 4.24 percent in the first quarter of 2013 to 4.19 percent in the first quarter of 2014. The reduction in net interest margin was due to a reduction in yields on interest-earning assets partially offset by lower costs on interest-bearing liabilities. The yield on earning assets declined from 4.91 percent in the first quarter of 2013 to 4.80 percent in the first quarter of 2014, which reflected lower yields on investment securities partially offset by an increase in loan yields. Securities yields declined as the Company reinvested principal paydowns and proceeds from sales at lower current market rates. The increase in loan yields was a product of favorable impact of acquisition accounting fair value adjustments on loans following the ECB Merger partially offset by lower prevailing market loan rates on new loan originations.

The cost of interest-bearing liabilities declined from 0.76 percent in the first quarter of 2013 to 0.69 percent in the first quarter of 2014, which primarily reflected a lower cost of deposits as the Company adjusted interest rates it pays on certain checking and money market accounts in the second quarter of 2013 and incorporated the ECB deposit base. The Company also increased its level of short-term borrowings in the form of FHLB advances which lowered overall funding costs. These reductions were partially offset by an increase in the cost of long-term debt from the issuance of $38.1 million in 10-year subordinated notes at a fixed rate of 7.625 percent in the third quarter of 2013. These subordinated notes were issued to further strengthen and diversify the Company's regulatory capital position.

Income accretion on purchased loans totaled $5.1 million in the first quarter of 2014, which consisted of $3.1 million of accretion on purchased credit-impaired (“PCI”) loans and $2.0 million of accretion income on purchased non-impaired loans. Income accretion on purchased loans in the first quarter of 2013 totaled $3.6 million, which included $3.4 million of accretion on PCI loans and $118 thousand of accretion income on purchased non-impaired loans. Accretion income on purchased non-impaired loans included $631 thousand of accelerated accretion due to principal prepayments in the first quarter of 2014. Fair value amortization on interest-bearing liabilities totaled $624 thousand in the first quarter of 2014 and $446 thousand in the first quarter of 2013, which reduced interest expense in both periods.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	Three months ended March 31, 2014			Three months ended March 31, 2013
(Dollars in thousands)	Average Balance	Interest*	Yield/Cost*	Average Balance	Interest*	Yield/Cost*

Assets
Loans (1)	$1,396,881	$19,906	5.78%	$783,023	$10,697	5.54%
Investment securities (2)	407,831	1,990	1.98	143,475	857	2.42
Federal funds and other	49,177	26	0.21	29,625	16	0.22
Total interest-earning assets	1,853,889	21,922	4.80%	956,123	11,570	4.91%
Non-interest-earning assets	245,914			134,333
Total assets	$2,099,803			$1,090,456

Liabilities and Equity
Interest-bearing demand	$348,047	180	0.21%	$183,667	139	0.31%
Money market and savings	469,288	349	0.30	264,917	343	0.53
Time	630,840	1,130	0.73	363,248	820	0.92
Total interest-bearing deposits	1,448,175	1,659	0.46	811,832	1,302	0.65
Short-term borrowings	116,900	78	0.27	7,200	12	0.68
Long-term debt	71,873	1,031	5.82	23,211	270	4.72
Total interest-bearing liabilities	1,636,948	2,768	0.69%	842,243	1,584	0.76%
Noninterest-bearing deposits	204,156			67,970
Other liabilities	10,259			6,427
Total liabilities	1,851,363			916,640
Stockholders’ equity	248,440			173,816
Total liabilities and stockholders’ equity	$2,099,803			$1,090,456

Net interest income, taxable equivalent		$19,154			$9,986
Interest rate spread (3)			4.11%			4.15%
Tax equivalent net interest margin (4)			4.19%			4.24%

Percentage of average interest-earning assets to average interest-bearing liabilities			113.25%			113.52%
* Taxable equivalent basis

(1)	Loans include loans held for sale and nonaccrual loans.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rates of 34.0 percent. The taxable-equivalent adjustment was $5 thousand, and $42 thousand for the 2014 and 2013 periods, respectively.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Changes in interest income and interest expense can result from variances in both volume and rates. The following table presents the relative impact on tax-equivalent net interest income to changes in the average outstanding balances of interest-earning assets and interest-bearing liabilities and the rates earned and paid on such assets and liabilities.

	Change from 2013 to 2014 due to:
(Dollars in thousands)	Volume	Yield/Cost	Total Change
Interest earning assets:
Loans	$8,727	$482	$9,209
Investment securities	1,316	(183)	1,133
Federal funds and other interest-earning assets	11	(1)	10
Total interest-earning assets	10,054	298	10,352

Interest-bearing liabilities:
Interest-bearing demand	96	(55)	41
Money market and savings	193	(187)	6
Time deposits	504	(194)	310
Total interest-bearing deposits	793	(436)	357
Short-term borrowings	77	(11)	66
Long-term debt	685	76	761
Total interest-bearing liabilities	1,555	(371)	1,184
Change in net interest income	$8,499	$669	$9,168

Provision for Loan Losses

Provision for loan losses was $1.3 million in the first quarter of 2014 compared to $1.9 million in the first quarter of 2013. The allowance for loan and lease losses ("ALLL") and related provision were calculated separately for non-PCI loans and PCI loans. In the first quarter of 2014, the non-PCI loan provision was $1.6 million which was offset by PCI loan provision recovery of $312 thousand. The following table summarizes the changes in the ALLL for each loan category in 1Q 2014 and 1Q 2013.

(Dollars in thousands)	Non-PCI Loans	PCI Loans	Total

1Q 2014:
Balance at January 1, 2014	$4,682	$2,361	$7,043
Net charge-offs	(1,120)	—	(1,120)
Provision for loan losses	1,602	(312)	1,290
Balance at March 31, 2014	$5,164	$2,049	$7,213

1Q 2013:
Balance at January 1, 2013	$2,720	$1,278	$3,998
Net charge-offs	(411)	—	(411)
Provision for loan losses	735	1,205	1,940
Balance at March 31, 2013	$3,044	$2,483	$5,527

The decrease in provision for loan losses in the first quarter of 2014 compared to the prior year first quarter was primarily due to the recovery of $312 thousand in previous impairment on certain PCI loan pools in the first quarter of 2014 compared to $1.2 million impairment on certain PCI loan pools in the prior year. The reduction in provision expense on PCI loans was partially offset by higher provision on non-PCI loans during first quarter of 2014. Provision expense on non-PCI loans was impacted by higher net loan charge-offs which increased to 0.33 percent of average loans in the first quarter of 2014 from to 0.21 percent in the first quarter of 2013.

The ALLL was $7.2 million, or 0.52 percent of total loans as of March 31, 2014, compared to $7.0 million, or 0.51 percent of total loans as of December 31, 2013, and $5.5 million, or 0.70 percent of total loans as of March 31, 2013. Nonperforming loans as a percentage of total loans was 1.50 percent as of March 31, 2014, which was a slight decrease from 1.51 percent as of December 31, 2013 and a slight increase from 1.48 percent as of March 31, 2013. Total nonperforming assets (which include nonaccrual loans, loans past due 90 days or more and still accruing, and foreclosed assets) as a percentage of total assets was 1.43 percent as of March 31, 2014, which was a decline from 1.50 percent as of December 31, 2013 and 1.48 percent as of March 31, 2013.

Due to the significance of the Company's acquired loan portfolio and related acquisition accounting adjustments, traditional credit ratios should not be used when comparing prior periods to the current period or when comparing the Company to other financial institutions. Specifically, the current period (i) ALLL to total loans, (ii) ALLL to nonperforming loans, and (iii) nonperforming loans to total loans should not be compared to prior periods or other financial institutions.

Loans acquired with evidence of credit deterioration since origination are accounted for as PCI loans. Subsequent to acquisition of these loans, estimates of cash flows expected to be collected are updated each reporting period based on assumptions regarding default rates, loss severities, and other factors that reflect current market conditions. If the Company has probable decreases in cash flows expected to be collected (other than due to decreases in interest rates), the provision for loan losses is charged, resulting in an increase to the allowance for loan losses. Events that would result in probable decreases in expected cash flows include; (i) reductions in estimated collateral values for collateral dependent loans, (ii) loans becoming collateral dependent during the period for which there is an estimated collateral shortfall, (iii) non-payment of cash flows expected to be collected in prior re-estimations, and (iv) deterioration in the weighted average credit grade or past due status for loans with cash flows estimated based on these factors. If there are probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the loans. Events that would result in probable increases in expected cash flows include; (i) increases in estimated collateral values for collateral dependent loans, (ii) loans becoming non-collateral dependent during the period for which there was an estimated collateral shortfall in prior estimations, (iii) actual cash flow collections in excess of prior estimates, and (iv) improvement in the weighted average credit grade or past due status for loans with cash flows estimated based on these factors.

Results of the Company’s first quarter 2014 cash flow re-estimation for PCI loans are summarized as follows.

(Dollars in thousands)	Impairment	Cash Flow Improvement	New Yield	Previous Yield

Loan pools with cash flow improvement	$(446)	$581	7.18%	6.92%
Loan pools with impairment	134	—	8.04%	8.04%
Total	$(312)	$581	7.29%	7.09%

The first quarter of 2014 cash flow re-estimation indicated a total improvement in the present value of estimated cash flows on PCI loan pools of $893 thousand. The $581 thousand of estimated cash flow improvement on loan pools without previous impairment will be recorded as additional interest income as a prospective yield adjustment over the remaining life of the loans. The $312 thousand impairment recovery was recorded as a reduction to provision expense in the first quarter of 2014. The pool-level impairment and cash flow improvement were calculated as the difference between the pool-level recorded investment and the net present value of estimated cash flows at the time of the cash flow re-estimation. The recovery of provision expense in the first quarter of 2014 was primarily the result of cash flow improvements in commercial real estate and residential real estate pools that had impairment in prior periods. The increase in expected cash flows in these pools was primarily the result of increases in estimated collateral values for collateral dependent loans and actual cash flows in excess of previous estimates.

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013

Service charges and fees on deposit accounts	$1,315	$515
Government-guaranteed lending	2,341	1,119
Mortgage banking	318	391
Bank-owned life insurance	306	195
Gain on sales of available for sale securities	—	1,092
Other	387	150
Total non-interest income	$4,667	$3,462

Non-interest income totaled $4.7 million in the first quarter of 2014, which was an increase from $3.5 million in the first quarter of 2013. The increase was primarily the result of higher income from the Company's government-guaranteed, small business lending program of $1.2 million on higher production and loan sales. The Company also realized higher income from service charges by $800 thousand primarily due to the acquisition of deposit accounts in the ECB merger. Bank-owned life insurance was also higher due to insurance policies acquired in the ECB merger. Gains on sales of available for sale securities declined by $1.1 million as no securities were sold in the first quarter of 2014.

Non-Interest Expense

The following table provides a summary of non-interest expense for the periods presented.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013

Salaries and employee benefits	$9,014	$5,991
Occupancy and equipment	2,636	1,547
Data processing	1,030	644
FDIC deposit insurance premiums	390	227
Professional services	544	497
Foreclosed asset expenses	263	183
Loan, collection, and repossession expense	679	461
Merger and conversion costs	1,209	1,601
Restructuring charges	836	—
Other	2,130	1,516
Total non-interest expense	$18,731	$12,667

Non-interest expense totaled $18.7 million in the first quarter of 2014, which was an increase from $12.7 million in the first quarter of 2013. Higher expenses were primarily due to increases in salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories due to the ECB Merger which added employees, branch and other facilities, and equipment to the Company's expense base. The Company's operating efficiency ratio, which excludes non-recurring merger and conversion costs and restructuring charges, improved from 89.9 percent in the first quarter of 2013 to 70.1 percent in the first quarter of 2014. Restructuring charges in the first quarter of 2014 consisted of severance expenses related to a branch optimization plan that will result in the closure or sale of five underperforming branches as well as an initiative to streamline the Company's organizational structure in certain back office functions. The branch closures are scheduled to occur in May 2014. The Company expects further restructuring charges and cost savings in the second quarter of 2014 as these cost cutting initiatives are fully implemented. Much of the improvement in the operating efficiency ratio was due to increased scale and operating leverage provided by the ECB merger combined with cost cutting measures implemented since the merger which will continue to benefit the Company going forward. For example, full time equivalent employees for the combined Company have decreased from 520 at the ECB merger date to 448 as of March 31, 2014.

Income Taxes

The Company’s income tax expense was $1.7 million in the first quarter of 2014 compared to an income tax benefit of $395 thousand in the first quarter of 2013. Taxable income is calculated using pre-tax net income adjusted for non-taxable municipal investment income, bank-owned life insurance income, and non-deductible merger costs.

Based on the Company's analysis of positive and negative evidence regarding future realization of its deferred tax assets, which included an evaluation of historical and forecasted pre-tax earnings, net operating loss carryforward periods, merger costs and savings, asset quality trends, capital levels, and potential tax planning strategies, the Company determined that there was sufficient positive evidence to indicate that it would likely realize the full value of its deferred tax assets over time and therefore it was determined that no valuation allowance on its deferred tax assets was needed as of March 31, 2014.

Analysis of Financial Condition

Total assets were $2.11 billion as of March 31, 2014, which was a decrease of $13.4 million as compared to December 31, 2013. Earning assets totaled $1.85 billion, or 88 percent of total assets, as of March 31, 2014 compared to $1.88 billion, or 89 percent of total assets, as of December 31, 2013. Earning assets as of March 31, 2014 consisted of $1.38 billion in gross loans, $11.2 million in loans held for sale, $418.8 million in investment securities, including FHLB stock, and $42.5 million in interest-earning deposits with correspondent banks. Deposits were $1.66 billion as of March 31, 2014, which was a decrease of $17.4 million as compared to December 31, 2013. Short-term borrowings increased by $3.0 million in the year-to-date period while long-term debt declined by $3.0 million. Stockholders' equity increased by $5.1 million, which was primarily due to first quarter 2014 net income, other comprehensive income, and the net impact of a common stock issuance, which was primarily used to redeem outstanding preferred stock previously issued to the Treasury.

The following table has provides the year-to-date changes in major balance sheet components.

(Dollars in thousands)	March 31, 2014	December 31, 2013	YTD Change

Cash and cash equivalents	$73,443	$100,779	$(27,336)
Investment securities available for sale	407,231	404,388	2,843
Loans held for sale	11,158	8,663	2,495
Loans	1,381,926	1,389,666	(7,740)
Allowance for loan losses	(7,213)	(7,043)	(170)
Other assets	239,645	223,104	16,541
Total assets	$2,106,190	$2,119,557	$(13,367)

Deposits	$1,657,944	$1,675,309	$(17,365)
Short-term borrowings	129,500	126,500	3,000
Long-term debt	69,961	72,921	(2,960)
Other liabilities	11,764	12,919	(1,155)
Total liabilities	1,869,169	1,887,649	(18,480)
Stockholders' equity	237,021	231,908	5,113
Total liabilities and stockholders' equity	$2,106,190	$2,119,557	$(13,367)

Investment Securities

The amortized cost and fair value of the available-for-sale securities portfolio was $414.6 million and $407.2 million, respectively, as of March 31, 2014 compared to $415.1 million and $404.4 million, respectively, as of December 31, 2013. The fair value of available for sale securities increased by $2.8 million year-to-date through March 31, 2014, which reflected improving bond values due to decreased interest rates.

Marketable investment securities are accounted for as available for sale and are recorded at fair value with unrealized gains and losses charged to accumulated other comprehensive income. The investment securities portfolio as of March 31, 2014 consisted of U.S. government-sponsored enterprise ("GSE") securities, securities guaranteed by the U.S. Small Business Administration ("SBA"), residential mortgage-backed securities (“MBS”), which were all issued by GSEs, investment grade corporate bonds, investment grade commercial MBS issued by financial institutions, investment grade non-taxable municipal obligations, and the common stock of other financial services companies. As of March 31, 2014 and December 31, 2013, the securities portfolio had $2.5 million and $2.4 million, respectively, of unrealized gains and $9.8 million and $13.0 million, respectively, of unrealized losses.

The securities in an unrealized loss position as of March 31, 2014 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms. Further, because the Company does not intend to sell these investments and does not believe that it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, unrealized losses on such securities were not considered to represent other-than-temporary impairment as of March 31, 2014.

The following table summarizes the amortized cost and fair value of the securities portfolio.

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. government-sponsored enterprise securities	$14,846	$14,723	$14,834	$14,673
SBA-guaranteed securities	64,271	63,714	66,579	65,880
Residential MBS	218,376	209,685	216,818	205,260
Corporate bonds	111,159	112,737	109,423	110,740
Commercial MBS	4,133	4,186	5,867	5,938
Municipal obligations – non-taxable	600	601	600	601
Other debt securities	498	498	253	253
Marketable equity securities	700	1,087	677	1,043
Total securities available for sale	$414,583	$407,231	$415,051	$404,388

The following table summarizes debt securities in the investment portfolio as of March 31, 2014, segregated by major category with ranges of maturities and average yields.

	March 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)

U.S. government-sponsored enterprise securities:
One to five years	$14,846	$14,723	1.11%
Total	14,846	14,723	1.11
SBA-guaranteed securities:
One to five years	8,399	8,372	1.37
Over five to ten years	54,389	53,856	1.44
After ten years	1,483	1,486	2.14
Total	64,271	63,714	1.45
Residential MBS (2):
Within one year	59	59	3.05
One to five years	54,417	53,203	1.61
Over five to ten years	106,100	101,779	2.26
After ten years	57,800	54,644	2.80
Total	218,376	209,685	2.24
Corporate bonds:
One to five years	98,080	99,880	2.09
Over five to ten years	13,079	12,857	2.32
Total	111,159	112,737	2.12
Commercial MBS (2):
One to five years	4,133	4,186	2.21
Total	4,133	4,186	2.21
Municipal obligations - non-taxable:
After ten years	600	601	6.44
Total	600	601	6.44
Other debt securities:
Within one year	498	498	1.10
Total	498	498	1.10
Total debt securities	$413,883	$406,144	2.05

(1)	Yields are calculated on a taxable equivalent basis using the statutory federal income tax rate of 34 percent. Yields are calculated based on the amortized cost of the securities.

(2)	Mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on weighted average maturities anticipating future prepayments.

The Company also owned $8.5 million and $8.9 million of FHLB stock as of March 31, 2014 and December 31, 2013, respectively. This stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

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

Loans, net of deferred loan fees, totaled $1.38 billion as of March 31, 2014, which was a decrease of $7.7 million from December 31, 2013. The modest decline in loan balances from year end 2013 was primarily the result of seasonal trends on agricultural loans. The composition of the Company’s loan portfolio as of March 31, 2014 was as follows: 46.4 percent in commercial real estate loans, 16.8 percent in commercial and industrial loans, 14.2 percent in commercial construction and land development loans, 14.0 percent in residential real estate loans, 1.3 percent in consumer construction and land development loans, 6.7 percent in home equity loans and lines of credit, and consumer loans at 0.5 percent. The composition of the loan portfolio as of December 31, 2013 was as follows: 48.2 percent in commercial real estate loans, 16.6 percent in commercial and industrial loans, 12.5 percent in commercial construction and land development loans, 13.7 percent in residential real estate loans, 1.6 percent in consumer construction and land development loans, 6.8 percent in home equity loans and lines of credit, and consumer loans at 0.6 percent.

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

The following table summarizes the UPB and carrying amounts of the loan portfolio by type.

	March 31, 2014			December 31, 2013
(Dollars in thousands)	UPB	Carrying Amount	% of UPB	UPB	Carrying Amount	% of UPB

Commercial:
Commercial real estate	$657,079	$641,965	97.7%	$685,336	$670,084	97.8%
Commercial and industrial	236,486	232,684	98.4%	234,905	230,614	98.2%
Construction and development	203,700	196,331	96.4%	181,758	173,870	95.7%
Consumer:
Residential real estate	198,362	193,764	97.7%	195,166	190,344	97.5%
Construction and development	19,136	17,501	91.5%	24,108	22,520	93.4%
Home equity	96,659	92,597	95.8%	98,527	94,390	95.8%
Consumer	7,890	7,589	96.2%	8,697	8,332	95.8%
Total	$1,419,312	$1,382,431	97.4%	$1,428,497	$1,390,154	97.3%

Acquired loans decreased from $704.9 million as of December 31, 2013 to $634.2 million as of March 31, 2014 while non-acquired loans increased from $685.3 million as of December 31, 2013 to $748.2 million as of March 31, 2014. As the portfolio mix becomes more heavily weighted toward non-acquired loans, the portfolio more closely reflects the Company's current underwriting standards and its portfolio allocation strategy.

The following table summarizes the scheduled maturities of loans separated by fixed and variable rate loans.

	March 31, 2014
(Dollars in thousands)	Commercial Real Estate	Commercial Construction and Development	Commercial and Industrial	Residential Real Estate	Consumer Construction	Home Equity	Consumer	Total

Fixed Rate: (1)
1 year or less	$33,260	$9,891	$9,523	$12,031	$3,510	$729	$1,930	$70,874
1-5 years	317,071	32,575	49,888	66,760	10,837	2,828	3,480	483,439
After 5 years	73,678	2,665	10,581	22,922	888	258	526	111,518
Total	424,009	45,131	69,992	101,713	15,235	3,815	5,936	665,831
Variable Rate: (1)
1 year or less	29,538	91,808	79,517	10,329	1,677	3,428	800	217,097
1-5 years	129,401	44,016	47,098	12,434	589	8,261	525	242,324
After 5 years	59,017	15,376	36,077	69,288	—	77,093	328	257,179
Total	217,956	151,200	162,692	92,051	2,266	88,782	1,653	716,600
Total loans	$641,965	$196,331	$232,684	$193,764	$17,501	$92,597	$7,589	$1,382,431

(1)	Loan maturities are presented based on the final contractual maturity of each loan and do not reflect contractual principal payments prior to maturity on amortizing loans.

Loans acquired with evidence of credit deterioration since origination are accounted for as PCI loans. Where possible, PCI loans with common risk characteristics are grouped into pools at acquisition. For PCI loan pools, the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the PCI loans using the effective yield method, provided that the timing and the amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for PCI loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The recorded investment in PCI loans as of March 31, 2014 totaled $169.1 million, of which $167.8 million were grouped into pools and $1.3 million were accounted for on an individual loan basis. The recorded investment in PCI loans as of December 31, 2013 totaled $176.9 million, of which $175.5 million were grouped into pools and $1.3 million were accounted for on an individual loan basis.

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

PCI loans with common risk characteristics are grouped in pools at acquisition. These loans are evaluated for accrual status at the pool level rather than the individual loan level and performance is based on management's ability to reasonably estimate the amount and timing of future cash flows rather than a borrower's ability to repay contractual loan amounts. Since management is able to reasonably estimate the amount and timing of future cash flows on the Company's PCI loan pools, none of these loans have been identified as nonaccrual. However, PCI loans included in pools are identified as nonperforming if they are past due 90 days or more at acquisition or become 90 days or more past due after acquisition. The past due status is determined based on the contractual terms of the individual loans.

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

A loan, excluding pooled PCI loans, is classified as a troubled debt restructuring (“TDR”) by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company grants concessions by (1) reduction of the stated interest rate for the remaining original life of the debt or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The Company does not generally grant concessions through forgiveness of principal or accrued interest.

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

PCI loans that were classified as TDRs prior to acquisition are not classified as TDRs by the Company after the acquisition date. Subsequent modification of a PCI loan accounted for in a pool that would otherwise meet the definition of a TDR is not reported, or accounted for, as a TDR as such loans are excluded from the scope of TDR accounting. A PCI loan not accounted for in a pool would be reported, and accounted for, as a TDR if modified in a manner that meets the definition of a TDR after the acquisition date.

Nonperforming loans as a percentage of total loans was 1.50 percent as of March 31, 2014, which was a slight decline from 1.51 percent as of December 31, 2013 and a slight increase from 1.48 percent as of March 31, 2013. Total nonperforming assets as a percentage of total assets as of March 31, 2014 totaled 1.43 percent, which was a decline from 1.48 percent as of December 31, 2013 and 1.48 percent as of March 31, 2013. The general decline in nonperforming assets was due to the ECB merger and the Company's continuing efforts to resolve legacy problem assets while maximizing value. These resolution efforts have included a combination of asset sales through various channels and successful loan workout plans.

The following table summarizes the Company's nonperforming assets.

(Dollars in thousands)	March 31, 2014	December 31, 2013

Nonaccrual loans	$13,394	$14,728
Accruing loans past due 90 days or more (1)	7,300	6,197
Foreclosed assets	9,505	10,518
Total nonperforming assets	$30,199	$31,443

Restructured loans not included above	$985	$534
(1)    Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

The following table summarizes the Company’s nonperforming loans by type.

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Carrying Value	% of Loans in Category	Carrying Value	% of Loans in Category

Commercial:
Commercial real estate	$7,902	1.23%	$8,152	1.22%
Commercial and industrial	2,341	1.01%	2,197	0.95%
Construction and development	4,378	2.23%	4,575	2.63%
Consumer:
Residential real estate	3,214	1.66%	2,938	1.54%
Construction and development	541	3.09%	847	3.76%
Home equity	2,159	2.33%	2,052	2.17%
Consumer	159	2.10%	164	1.97%
Total nonperforming loans	$20,694	1.50%	$20,925	1.51%

Allowance for Loan Losses

The ALLL and related provision are calculated separately for PCI loans and non-PCI loans. The following description of the Company's ALLL methodology primarily relates to non-PCI loans. The evaluation of PCI loans for impairment follows a different methodology which is described above. The ALLL is a reserve established through a provision for probable loan losses charged to expense. Balances are charged against the ALLL when the collectability of principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. The ALLL is maintained at a level based on management's best estimate of probable credit losses that are inherent in the loan portfolio. Management evaluates the adequacy of the ALLL on at least a quarterly basis.

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

A loan, excluding PCI loans, is considered individually impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Reserves, or charge-offs, on individually impaired loans that are collateral dependent are based on the fair value of the underlying collateral, less an estimate of selling costs, while reserves, or charge-offs, on loans that are not collateral dependent are based on either an observable market price, if available, or the present value of expected future cash flows discounted at the historical effective interest rate. PCI loans within pools are not evaluated individually for impairment.

The following table presents the allocation of the ALLL for the periods presented.

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	% of Total Allowance	Amount	% of Total Allowance

Commercial:
Commercial real estate	$2,280	31.61%	$2,419	34.34%
Commercial and industrial	782	10.84	805	11.43
Construction and development	1,610	22.32	1,400	19.88
Consumer:
Residential real estate	1,726	23.93	1,673	23.75
Construction and development	214	2.97	187	2.66
Home equity	503	6.97	476	6.76
Consumer	98	1.36	83	1.18
Total allowance for loan losses	$7,213	100.00%	$7,043	100.00%

The following table summarizes changes in the ALLL for the periods presented.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013

ALLL, beginning of period	$7,043	$3,998
Charge-offs:
Commercial:
Commercial real estate	242	13
Commercial and industrial	241	58
Construction and development	196	61
Consumer:
Residential real estate	196	193
Home equity	188	92
Consumer	96	84
Total charge-offs	1,159	501
Recoveries:
Commercial:
Commercial real estate	4	14
Commercial and industrial	5	8
Construction and development	—	10
Consumer:
Residential real estate	11	53
Home equity	12	2
Consumer	7	3
Total recoveries	39	90
Net charge-offs	1,120	411
Provision for loan losses	1,290	1,940
ALLL, end of period	$7,213	$5,527

Net charge-offs to average loans (annualized)	0.33%	0.21%

The ALLL to total loans was 0.52 percent as of March 31, 2014, which was an increase from 0.49 percent as of December 31, 2013. Including acquisition accounting fair value discounts, the adjusted ALLL declined from 2.75 percent as of December 31, 2013 to 2.54 percent as of March 31, 2014. The decline in adjusted ALLL was primarily due to the accretion of fair value discounts. The following non-GAAP reconciliation provides a calculation of the adjusted ALLL and the related adjusted ALLL as a percentage of total loans for the periods presented.

(Dollars in thousands)	March 31, 2014	December 31, 2013

Allowance for loan losses (GAAP)	$7,213	$7,043
Net acquisition accounting fair value discounts to loans	27,906	31,152
Adjusted allowance for loan losses	35,119	38,195
Loans	$1,381,926	$1,389,666
Adjusted allowance for loan losses to loans (Non-GAAP)	2.54%	2.75%

Deposits

Total deposits as of March 31, 2014 were $1.66 billion, which was a decrease of $17.4 million from December 31, 2013. This decrease was primarily due to several large deposits that were deposited late in the fourth quarter of 2013 and withdrawn in the first quarter of 2014. As of March 31, 2014 and December 31, 2013, the Company had outstanding time deposits under $100 thousand of $264.9 million and $271.9 million, respectively, and time deposits over $100 thousand of $365.2 million and $363.1 million, respectively.

The composition of the deposit portfolio, by category, as of March 31, 2014 was as follows: 38.0 percent in time deposits, 28.5 percent in money market and savings, 21.5 percent in interest-bearing demand deposits, and 12.0 percent in non-interest bearing demand deposit. The composition of the deposit portfolio, by category, as of December 31, 2013 was as follows: 37.9 percent in time deposits, 27.9 percent in money market and savings, 21.0 percent in interest-bearing demand deposits, and 13.2 percent in non-interest bearing demand deposits.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for the periods presented.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$204,156	12.36%	—%	$67,970	7.73%	—%
Interest-bearing demand	348,047	21.06	0.21	183,667	20.88	0.31
Money market and savings	469,288	28.40	0.30	264,917	30.11	0.53
Time deposits	630,840	38.18	0.73	363,248	41.28	0.92
Total average deposits	$1,652,331	100.00	0.41	$879,802	100.00	0.60

The overall mix of average deposits shifted somewhat in the periods presented above as time deposits declined as a proportion of total average deposits while non-interest demand deposits increased following the ECB Merger. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits decreased to 0.41 percent in the first quarter of 2014 from 0.60 percent in the first quarter of 2013 as the Company adjusted interest rates it pays on certain checking and money market accounts after the ECB Merger and incorporated the ECB deposit base.

Short-Term Borrowings and Long-Term Debt

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital. Short-term borrowings totaled $129.5 million and $126.5 million as of March 31, 2014 and December 31, 2013, respectively, and consisted of FHLB advances maturing within twelve months. Long-term debt as of both March 31, 2014 and December 31, 2013 consisted of $7.0 million in a subordinated term loan issued to a non-affiliated financial institution and $5.6 million in junior subordinated debt issued in the form of trust preferred securities. As of March 31, 2014 and December 31, 2013, long-term debt also included $38.1 million in 10-year subordinated notes issued in August 2013. In addition, the Company had outstanding long-term FHLB advances of $16.0 million and $19.0 million as of March 31, 2014 and December 31, 2013, respectively.

Stockholders’ Equity

On January 31, 2014, the Company completed the sale of 9.2 million shares of its common stock for approximately $47 million in a private placement issuance to new and existing accredited investors, including certain members of the Company's Board of Directors and their affiliates (the "Capital Raise"). The net proceeds of the Capital Raise were primarily used to repurchase the Company’s Series A and Series B Preferred Stock, which occurred on February 19, 2014.

Total stockholders’ equity was $237.0 million as of March 31, 2014, which was an increase of $5.1 million from December 31, 2013. This increase was primarily due to net income of $2.1 million, other comprehensive income of $1.5 million, and the net impact of the Capital Raise and the preferred stock redemption. Dividends and accretion on preferred stock totaled $377 thousand in the first quarter of 2014, which decreased stockholders' equity.

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

As of March 31, 2014, liquid assets (which include cash and due from banks, interest-earning deposits with banks, federal funds sold and investment securities available for sale) totaled $480.7 million, which represented 23 percent of total assets and 29 percent of total deposits. Supplementing this on-balance sheet liquidity, the Company has available off-balance sheet liquidity in the form of lines of credit from various correspondent banks which totaled $249.9 million as of March 31, 2014. As of March 31, 2014, outstanding commitments for undisbursed lines of credit and letters of credit totaled $337.5 million and outstanding capital commitments to a private investment fund were $1.6 million. Management believes that the aggregate liquidity position of the Company is sufficient to meet deposit maturities and withdrawals, borrowing commitments, loan funding requirements, and operating expenses. Core deposits (total deposits less brokered deposits), one of the Company's most stable sources of liquidity, together with common equity capital funded $1.73 billion, or 82 percent, of total assets as of March 31, 2014 compared with $1.74 billion, or 82 percent, of total assets as of December 31, 2013.

Contractual Obligations

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	March 31, 2014
(Dollars in thousands)	1 Year or Less	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years	Total

Time deposits	$331,733	$227,070	$71,329	$—	$630,132
Short-term borrowings	129,500	—	—	—	129,500
Long-term debt	—	16,319	179	53,463	69,961
Operating leases	3,126	5,369	5,169	5,291	18,955
Total contractual obligations	$464,359	$248,758	$76,677	$58,754	$848,548

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

(Dollars in thousands)	March 31, 2014	Regulatory Minimum	Well Capitalized Requirement

Tier 1 capital	$206,456
Tier 2 capital	14,690
Total capital	$221,146

Average assets for leverage ratio	$2,035,082
Risk-adjusted assets	$1,720,687

Regulatory capital ratios:
Tier 1 leverage	10.14%	4.00%	5.00%
Tier 1 risk-based capital	12.00%	4.00%	6.00%
Total risk-based capital	12.85%	8.00%	10.00%

VantageSouth Bancshares, Inc. is not required to report regulatory capital ratios since Piedmont is the top-tier holding company in the organization. If the Company were to report consolidated regulatory capital ratios calculated consistently with federal regulations for bank holding companies, its tier 1 leverage, tier 1 risk-based capital, and total risk-based capital ratios would have been 8.54 percent, 10.10 percent and 13.17 percent, respectively, as of March 31, 2014.

The Company's tangible book value per common share was $3.71 as of March 31, 2014 compared to $3.41 as of December 31, 2013. Tangible common equity to tangible assets was 9.89 percent as of March 31, 2014 compared to 7.52 percent as of December 31, 2013. The following table presents the calculation of tangible book value per common share and tangible common equity to tangible assets, which are non-GAAP financial metrics. Increases in these metrics was primarily the result of the issuance of $46.9 million in common stock in a private placement and the subsequent redemption of the preferred stock previously issued to the Treasury.

(Dollars in thousands)	March 31, 2014	December 31, 2013

Total stockholders' equity	$237,021	$231,908
Less: Series A preferred stock	—	24,894
Less: Series B preferred stock	—	17,891
Less: Goodwill and other intangible assets, net	31,911	32,137
Tangible common equity	$205,110	$156,986
Common shares outstanding	55,260,177	46,037,685
Tangible book value per common share	$3.71	$3.41

Total assets	$2,106,190	$2,119,557
Less: Goodwill and other intangible assets, net	31,911	32,137
Tangible assets	$2,074,279	$2,087,420
Tangible common equity to tangible assets	9.89%	7.52%

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differences in the maturity or timing of coupon adjustments of bank assets, liabilities and off-balance sheet instruments (re-pricing or maturity mismatch risk), the risk of changes in the slope of the yield curve (yield curve risk), and the risk from imperfect correlations in the adjustment of rates earned and paid on different instruments with otherwise similar re-pricing characteristics (basis risk). These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for measuring, monitoring and mitigating the risk characteristics of the Company’s interest earning assets and liabilities. The Company’s market risk profile has not changed significantly since December 31, 2013.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1
Agreement and Plan of Merger By and Among Yadkin Financial Corporation, VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. dated as of January 27, 2014. The Merger Agreement contains a listing and references identifying the contents of all omitted disclosure schedules and the Company hereby agrees to furnish supplementally a copy of any omitted disclosure schedule to the Securities and Exchange Commission upon request. (1)

2.2	First Amendment to the Agreement and Plan of Merger By and Among Yadkin Financial Corporation, VantageSouth Bancshares, Inc. and Piedmont Community Bank Holdings, Inc. dated as of April 22, 2014. (2)

10.1	Securities Purchase Agreement dated January 24, 2014. (1)

10.2	Registration Rights Agreement dated January 24, 2014. (1)

10.3	Severance Agreement by and between VantageSouth Bancshares, Inc. and Lee H. Roberts, dated February 5, 2014.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

_____________________________________________________________
(1) Incorporated by reference to corresponding exhibit to the Current Report on Form 8-K filed with the SEC on January 30, 2014.
(2) Incorporated by reference to corresponding exhibit to the Current Report on Form 8-K filed with the SEC on April 25, 2014.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTAGESOUTH BANCSHARES, INC.

Date:	May 12, 2014	By:	/s/ Scott M. Custer
Scott M. Custer
Chief Executive Officer

Date:	May 12, 2014	By:	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer